Form 10-Q
period 1998-09-30
CH ENERGY GROUP INC
filed 1998-11-12
CIK 1061393

                            FORM 10-Q
                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................September 30, 1998
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to...................
Commission file number.................................333-52797

             CH ENERGY GROUP, INC.
        (Exact name of registrant as specified in its charter)

           NEW YORK                              14-1804460
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK        12601-4879
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (914) 452-2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $.10 per share; 100 shares outstanding as of September 30, 1998.
     The Company meets the conditions set forth in General
Instructions H(1)(a) and (b) to Form 10-Q and is therefore filing this form with the reduced disclosure format.
                      CH ENERGY GROUP, INC.

        FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                              INDEX




       PART I - FINANCIAL INFORMATION                          PAGE

Item 1 - Financial Statements

         Statement of Income -
          Three Months Ended September 30, 1998             1

         Statement of Income -
          Nine Months Ended September 30, 1998              1

         Balance Sheet - September 30, 1998                 2

         Statement of Cash Flows -
          Nine Months Ended September 30, 1998              3

         Notes to Financial Statements                      4


        PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                   6

Signatures                                                  7

                  PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      CH ENERGY GROUP, INC.
                       STATEMENT OF INCOME
                           (UNAUDITED)
                                          For the Period Ended
                                           September 30, 1998

                                          3 Months     9 Months



Operating Revenues....................  $     -       $   -


Expenses
 Start-up Costs........................       -         67,370
 Federal income tax (Credit)...........       -        (23,580)


Net Loss...............................       -        (43,790)

Dividends Declared on
 Common Stock..........................       -           -

Balance Retained in the Business....... $     -       $(43,790)











                See Notes to Financial Statements.

                      CH ENERGY GROUP, INC.
                          BALANCE SHEET

                                             September 30,
                                                  1998
                                              (Unaudited)

          ASSETS
Current Assets
 Cash and cash equivalents..................        -
  Prepayments...............................        300
   Total Current Assets.....................        300


Total Assets................................ $      300


          CAPITALIZATION and LIABILITIES

Capitalization
 Common Stock Equity
  Common stock, 30,000,000 shares
  authorized; shares issued
  ($.10 par value):
  1998 - 100................................ $       10
 Paid-in capital............................        -
 Retained earnings..........................    (43,790)
   Total Common Stock Equity
       and Capitalization...................    (43,780)

Current Liabilities
 Due to parent..............................     44,080
   Total Current Liabilities................     44,080

Total Capitalization and
 Liabilities................................ $      300



                See Notes to Financial Statements.

                      CH ENERGY GROUP, INC.
                     STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                               For the
                                            9 Months Ended
                                             September 30,
                                                1998

Operating Activities
  Net (Loss)................................ $  (43,790)
  Changes in current assets and
   liabilities, net:
    Prepayments.............................       (300)
    Due to parent...........................     44,080
  Net cash used by operating
   activities...............................        (10)
Investing Activities........................        -
Financing Activities
    Common stock issued.....................         10
   Net cash provided by financing
    activities...............................        10

Net Change in Cash and Cash
 Equivalents.................................       -
Cash and Cash Equivalents -
 Beginning of Year...........................       -
Cash and Cash Equivalents -
 End of Period............................... $     -
Supplemental Disclosure of
 Cash Flow Information
   Interest paid............................. $     -
   Federal income tax paid...................       -

                  See Notes to Financial Statements.









                     CH ENERGY GROUP, INC.
                 Notes to Financial Statements

NOTE 1 - GENERAL

       The accompanying financial statements of CH Energy Group, Inc. (herein "the Company") are unaudited. Preparation of the financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions by management that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period.
Actual results may differ from those estimates.


NOTE 2 - FORMATION OF THE COMPANY

       Effective April 24, 1998, CH Energy Group, Inc. was formed as a wholly-owned subsidiary of Central Hudson Gas & Electric
Corporation, ("Central Hudson"), a New York State gas and electric corporation (Commission file number 1-3268), which upon a one-for-one share exchange will become the holding company owner of Central Hudson. The registration statement
("Registration Statement") relating to the securities to be issued to effect the share exchange was effective on July 28, 1998. Initially, the holding company ("CH Energy Group, Inc.")
will own as first tier subsidiaries Central Hudson and its existing subsidiaries, with the exception of one subsidiary
(Phoenix Development Company, Inc.) which holds real property for future use by Central Hudson. Phoenix Development Company, Inc.
will remain a wholly owned subsidiary of Central Hudson.  CH
Energy Group, Inc., following the share exchange, may also establish other subsidiaries over time.

       A special meeting of Central Hudson shareholders was held on September 25, 1998, at which meeting Central Hudson shareholders approved the share exchange which would result in the formation of a holding company structure. While no specific date has been set, it is expected that the share exchange will occur during the first half of 1999. This will allow the Company to coordinate closely with such restructuring the transfer of up to $100 million in equity from Central Hudson to CH Energy Group, Inc.
and/or one of its prospective first tier subsidiaries.
       The Company is a start-up company and as such, has only incurred expenses. Costs incurred to date primarily relate to the Registration Statement.

NOTE 3 - FORWARD-LOOKING STATEMENTS

       This quarterly report on Form 10-Q may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). These statements will contain words such as "believes", "expects", "intends", "plans", and other similar words. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery and certain environmental matters.

       Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

                  PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

  Exhibit No.
Regulation S-K
   Item 601
 Designation                 Exhibit Description

  (3)(i)                     Restated Certificates of
                             Incorporation.

  (ii)                       By-Laws of the Company as
                             amended September 23, 1998.


  (27)                       Financial Data Schedule, pursuant
                             to Item 601 of Regulation S-K.

     (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed the following Current
Reports on Form 8-K:

            None.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                             CH ENERGY GROUP, INC.
                                (Registrant)


                    By:     (SGD.) DONNA S. DOYLE
                                  Donna S. Doyle
                                   Controller
                          Authorized Officer and Chief
                               Accounting Officer

Dated: November 12, 1998






















