Form 10-K405
period 1998-12-31
CH ENERGY GROUP INC
filed 1999-03-01
CIK 1061393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                                 ---------------

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended......................December 31, 1998

                        Commission file number 333-52797

                             CH Energy Group, Inc.
           ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            New York                               14-1804460
-------------------------------                  ----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

284 South Avenue, Poughkeepsie, New York                12601-4879
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (914) 452-2000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

            The Company meets the conditions  set forth in General  Instructions
(I)(1)(a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format pursuant to General Instructions (I)(2).

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  NO [  ]            YES  [ X ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

            The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 26, 1999 was zero.

            The number of shares outstanding of Registrant's Common Stock, as of February 26, 1999, was 100.

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
Table of Contents
-----------------
                                     PART I
                                     ------
ITEM 1      BUSINESS                                                      1
------

ITEM 2      PROPERTIES                                                    1
------

ITEM 3      LEGAL PROCEEDINGS                                             1
------

                                     PART II
                                     -------

ITEM 5      MARKET FOR THE COMPANY'S COMMON EQUITY AND
------      RELATED STOCKHOLDER MATTERS                                   1

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 1

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
-------     MARKET RISK                                                   2

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   2
------

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------      ON ACCOUNTING AND FINANCIAL DISCLOSURE                        9

                                     PART IV
                                     -------

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
-------     REPORTS ON FORM 8-K                                           9

SIGNATURES                                                               10

                                       (i)

                                     PART I
                                     ------

FORWARD LOOKING STATEMENTS

            This Form 10-K Report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). These statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. All such forward- looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements.

      ITEM 1 - BUSINESS
      -----------------

            For a description of the business of CH Energy Group, Inc. ("Company"), see Note 2 of the Notes to the Financial Statements referred to in
Item 8 hereof (each such Note being hereinafter called the "Note").

      ITEM 2 - PROPERTIES
      -------------------

            The Company owns no assets.

      ITEM 3 - LEGAL PROCEEDINGS
      --------------------------

            There were no legal proceedings against the Company during the period of this Report.

                                     PART II
                                     -------

      ITEM 5 -  MARKET FOR THE COMPANY'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS
      ----------------------------------------------------

            The Company is a wholly-owned subsidiary of Central Hudson (described in Note 2 hereof). Therefore, there is no established public trading market for the Company's Common Stock. The Company has declared no cash dividend on its Common Stock.

      ITEM 7 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
      -------------------------------------------------------------

          The Company was formed in April 1998 and will become the holding company owner of Central Hudson upon the share exchange discussed in Note 2. Until the share exchange occurs, the activity of CH Energy Group will be minimal. Consequently, no revenues have been earned and only expenses related to the registration of the Company's common stock have been recorded.

      ITEM 7A -   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK
      ---------------------------------------------------------

            The Company has engaged in no activities involving derivative financial instruments, other financial instruments and derivative commodity instruments.

      ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      -------------------------------------------------------

      Index to Financial Statements:                              Page
                                                                  ----
            Report of Independent Accountants                       3
            Balance Sheet at December 31, 1998                      4
            Statement of Income for the period
              April 24, 1998 (Inception) to
              December 31, 1998                                     5
            Statement of Cash Flows for the period
              April 24, 1998 (Inception) to
              December 31, 1998                                     6
            Notes to Financial Statements                           7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of CH Energy Group,
Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. at December 31, 1998, and the results of its operations and its cash flows for the period April 24, 1998 (Inception) to December 31, 1998, in conformity  with  generally  accepted  accounting  principles.  These  financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

New York, New York
January 29, 1999

                              CH ENERGY GROUP, INC.
                                  BALANCE SHEET

                                                  December 31, 1998
                                                  ------------------

            ASSETS

Current Assets
  Cash and cash equivalents.............              $    -
    Total Current Assets................                   -
                                                       --------

Total Assets............................              $    -
                                                       ========


            CAPITALIZATION and LIABILITIES

Capitalization
  Common Stock Equity
   Common stock, 30,000,000 shares
   authorized; shares issued
   ($.10 par value):
  1998 - 100............................              $      10
  Accumulated Deficit...................               (112,612)
                                                       --------
    Total Capitalization................               (112,602)
                                                       --------

Current Liabilities
  Due to parent.........................                112,602
                                                       --------
    Total Current Liabilities...........                112,602
                                                       --------
Total Capitalization and
 Liabilities............................              $    -
                                                       ========















                        See Notes to Financial Statements

                              CH ENERGY GROUP, INC.
                               STATEMENT OF INCOME

                                             For the Period April 24,
                                               1998 (Inception) to
                                                 December 31, 1998
                                             ------------------------

Operating Revenues......................              $    -

Expenses
  Start-up Costs........................                112,612
  Federal income tax(Note 4)............                   -
                                                       --------
Net Loss and Accumulated Deficit........              $(112,612)
                                                       ========






























                        See Notes to Financial Statements

                              CH ENERGY GROUP, INC.
                             STATEMENT OF CASH FLOWS

                                                For the Period April 24,
                                                   1998 (Inception) to
                                                   December 31, 1998
                                                 ------------------------
Operating Activities
  Net (Loss)............................              $(112,612)
  Changes in current assets and
   liabilities, net:
   Due to parent........................                112,602
                                                       --------
  Net cash used by operating
   activities...........................                    (10)
                                                       --------
Investing Activities....................                   -
                                                       --------
Financing Activities
  Common stock issuance.................                     10
                                                       --------
  Net cash provided by financing
   activities...........................                     10
                                                       --------
Net Change in Cash and Cash
 Equivalents............................                   -
Cash and Cash Equivalents -
 Beginning of Period....................                   -
                                                       --------
Cash and Cash Equivalents -
 End of Period..........................              $    -
                                                       ========
Supplemental Disclosure of
 Cash Flow Information
   Interest paid........................              $    -
   Federal income tax paid..............                   -

















                        See Notes to Financial Statements

                              CH Energy Group, Inc.
                              ---------------------
                          Notes to Financial Statements
                          -----------------------------

NOTE 1 - GENERAL

            Preparation of the financial statements of CH Energy Group, Inc. (herein "the Company") in accordance with generally accepted accounting principles requires the use of estimates and assumptions by management that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

NOTE 2 - FORMATION OF THE COMPANY

            Effective April 24, 1998, CH Energy Group, Inc. was formed as a wholly-owned subsidiary of Central Hudson Gas & Electric Corporation, ("Central Hudson"), a New York State gas and electric corporation (Commission file number 1-3268), which upon a one-for-one share exchange will become the holding company owner of Central Hudson. The registration statement ("Registration Statement") relating to the securities to be issued to effect the share exchange was effective on July 28, 1998. Initially, the holding company ("the Company") will own as first tier subsidiaries Central Hudson and its existing subsidiaries, with the exception of one subsidiary (Phoenix Development Company, Inc.) which holds real property for future use by Central Hudson. Phoenix Development Company, Inc. will remain a wholly-owned subsidiary of Central Hudson. The Company following the share exchange, may also establish other subsidiaries over time.

            A special meeting of Central Hudson shareholders was held on September 25, 1998, at which meeting Central Hudson shareholders approved the share exchange which will result in the formation of a holding company structure. While no specific date has been set, it is expected that the share exchange will occur during the first half of 1999. This will allow the Company to coordinate closely with such restructuring the transfer of up to $100 million in equity from Central Hudson to CH Energy Group, Inc. and/or one of its prospective first tier subsidiaries.

            The Company is a start-up company and as such, has generated no revenues and has only incurred expenses. Costs incurred to date primarily relate to the registration of the Company's common stock with the Securities and Exchange Commission.

NOTE 3 - SHORT-TERM CREDIT FACILITIES

            The Company has established a $50 million revolving credit agreement with three commercial banks through December 4, 2001. No borrowings are permitted under such agreement until the share exchange establishing CH Energy Group, Inc. as a holding company.

NOTE 4 - FEDERAL INCOME TAXES

            Central Hudson files a consolidated federal income tax return which includes the Company's federal income tax provision. No income tax benefit was recorded during 1998 because substantially all of the start-up costs incurred by the Company related to the Company's Registration Statement, on Form S-4, filed with the Securities and Exchange Commission, which became effective, July 28, 1998. Such costs are not deductible for Federal Income Tax purposes.

      ITEM 9 -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ------      ------------------------------------------------
                  ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------

            NONE

                                     PART IV
                                     -------

      ITEM 14 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
      -------     -------------------------------------------
                  REPORTS ON FORM 8-K
                  -------------------

            (a)   Documents filed as part of this Report
                  --------------------------------------

                  1. and 2. All Financial Statements and Financial Statement Schedules filed as part of this Report are included in Item 8 of this Form 10-K and reference is made thereto.

                  3.  Exhibits

                  Incorporated herein by reference to the Exhibit Index for this Report. There are no management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 14(c) hereof.

            (b)   Reports on Form 8-K
                  -------------------

                  None.

            (c)   Exhibits required by Item 601 of Regulation S-K
                  -----------------------------------------------

                  Incorporated herein by reference to subpart (a)-3 of Item 14, above.

            (d)   Financial  Statement Schedule required by Regulation S-X which
                  --------------------------------------------------------------
                  is excluded from the Company's  Annual Report to  Shareholders
                  --------------------------------------------------------------
                  for the fiscal year ended December 31, 1998
                  -------------------------------------------

                  Not applicable, see Item 8 hereof.

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CH ENERGY GROUP, INC.

                        By: /S/ John E. Mack III
                        ------------------------------
                             (John E. Mack III,
                             Chairman of the Board and
                             Chief Executive Officer)

Dated:  March 1, 1999

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

      Signature                        Title                Date
      ---------                        -----                ----

(a) Principal Executive
      Officer or Officers:

/S/ John E. Mack III
------------------------
(John E. Mack III)                   Chairman of
                                     the Board and        March 1, 1999
                                     Chief Executive
                                     Officer

(b) Principal Accounting
      Officer:

/S/ Donna S. Doyle
------------------------
(Donna S. Doyle)                     Controller           March 1, 1999

(c) Chief Financial
      Officer:

/S/ Steven V. Lant
------------------------
(Steven V. Lant)                    Treasurer             March 1, 1999

(d)   A Majority of Directors:

By  /S/ John E. Mack III
------------------------
   (John E. Mack III)               Sole Director         March 1, 1999