Form 10-K405
period 1999-12-31
CH ENERGY GROUP INC
filed 2000-03-01
CIK 1061393

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K
                                ---------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended......................December 31, 1999

                       Commission file number:  0-30512

                            CH ENERGY GROUP, INC.
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New York                               14-1804460
-------------------------------                  --------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

284 South Avenue, Poughkeepsie, New York                12601-4879
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (914) 452-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                              on which registered
Common Stock, $0.10 par value                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            No  [ X ]                Yes  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 18, 2000, was $465,815,153 based upon the lowest price at which Registrant's Common Stock was traded on such date, as reported on the New York Stock Exchange listing of composite transactions.

      The number of shares outstanding of Registrant's Common
Stock, as of February 18, 2000 was 16,862,087.


                      DOCUMENTS INCORPORATED BY REFERENCE

      Registrant's definitive Proxy Statement, to be dated
March 1, 2000, and to be used in connection with its Annual
Meeting of Shareholders to be held on April 25, 2000, is incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
Table of Contents
-----------------                 PART I
                                  ------

ITEM 1      BUSINESS                                                       1
------

ITEM 2      PROPERTIES                                                    16
------

ITEM 3      LEGAL PROCEEDINGS                                             24
------

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
------      HOLDERS                                                       26

                                    PART II
                                    -------

ITEM 5      MARKET FOR THE CORPORATION'S COMMON EQUITY
------      AND RELATED STOCKHOLDER MATTERS                               26

ITEM 6      SELECTED FINANCIAL DATA OF THE CORPORATION AND
------      ITS AFFILIATES                                                27

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 29

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
-------     MARKET RISK                                                   48

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   49
------

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------      ON ACCOUNTING AND FINANCIAL DISCLOSURE                       103

                                   PART III
                                   --------

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE
-------     CORPORATION                                                  103

ITEM 11     EXECUTIVE COMPENSATION                                       103
-------

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------     OWNERS AND MANAGEMENT                                        104

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               104
-------
                                    PART IV
                                    -------

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
-------     REPORTS ON FORM 8-K                                          104

SIGNATURES                                                               107
                                      (i)

                                    PART I
                                    ------

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K for the fiscal year ended December 31, 1999 ("Form 10-K Annual Report") and the documents incorporated by reference may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 ("Reform Act"). These statements will contain words such as "believes," "expects," "intends," "plan," and other similar words. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Corporation's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery, future market prices for energy, capacity and ancillary services, nuclear industry regulation, the outcome of pending litigation, and certain environmental matters, particularly ongoing development of air quality regulations and industrial waste remediation requirements.

      ITEM 1 - BUSINESS
      -----------------

Holding Company

      CH Energy Group, Inc. ("Corporation") was formed in April 1998 as a wholly-owned subsidiary of Central Hudson Gas & Electric Corporation ("Central Hudson"). On December 15, 1999, effective upon a one-for-one common stock share exchange between the Corporation and the shareholders of Central Hudson, the Corporation became the holding company parent corporation of Central Hudson and its existing subsidiary companies ("Holding Company Restructuring"). Central Hudson's preferred stock and debt were not exchanged and remain securities of Central Hudson. As a result of the Corporation becoming the holding company parent of Central Hudson on December 15, 1999, the prior years' Consolidated Financial Statements herein represent the accounts of Central Hudson on a consolidated basis as predecessor of the Corporation. For further information regarding the Holding Company Restructuring and/or the Amended and Restated Settlement Agreement, dated January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York ("PSC") and certain others ("Agreement") entered into in the PSC's Competitive Opportunities Proceeding, which Agreement permitted the Holding Company Restructuring and which Agreement may affect future operations of the Corporation, see Item 7 hereof, under the caption "Competition/Deregulation" and the caption "Competitive Opportunities Proceeding Settlement Agreement" in
Note 2 - "Regulatory Matters" of the Notes to the Financial Statements referred to in Item 8 of this Form 10-K Annual Report (each such Note being hereinafter called the "Note").

      Because of its ownership of Central Hudson, the Corporation is a "public utility holding company" under the Public Utility Holding Company Act of 1935 ("PUHCA"). However, the Corporation is exempt from the provisions of PUHCA under the intrastate exemption provisions of Section 3(a)(1) of PUHCA, except that, under
Section 9(a)(2) of such Act, the approval of the Securities and Exchange Commission ("SEC") is required for a direct or indirect acquisition by a public utility holding company of five percent
(5%) or more of the voting securities of any electric or gas utility company subject to PUHCA.

      The Corporation is not an operating company, but merely holds stock in its affiliates.

      On November 3, 1999, Central Hudson Energy Services, Inc. ("Services") was formed as a wholly-owned subsidiary of the Corporation for the purpose of becoming, upon the effective date of the Holding Company Restructuring, the sub-holding company parent corporation for each of the Corporation's competitive business affiliates. Effective as of the Holding Company Restructuring date, the Corporation acquired each of Central Hudson's then existing wholly-owned subsidiary companies (with the exception of Phoenix Development Company, Inc. which remains a subsidiary of Central Hudson). Also upon the Holding Company Restructuring, Services became the parent corporation of each of the Corporation's directly and indirectly owned subsidiaries: namely, Central Hudson Enterprises Corporation, SCASCO, Inc., Prime Industrial Energy Services, Inc., CH Resources, Inc., CH Syracuse Properties, Inc., CH Niagara Properties, Inc. and Greene Point Development Corporation ("competitive business affiliates"). For further information regarding affiliates of the Corporation, see Part 1, Item 1 of this Form 10-K Annual Report under the captions "Central Hudson" and "Other Affiliates of the Corporation."

Central Hudson

      Generally: Central Hudson is the principal affiliate of the Corporation. Central Hudson is a New York gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. Central Hudson generates, purchases, sells at wholesale and distributes electricity, and purchases and distributes gas in New York State.

      Central Hudson, in the opinion of its general counsel, has, with minor exceptions, valid franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from such River.
The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 623,500. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston and in certain outlying and intervening territories. The number of Central Hudson employees, at December 31, 1999, was 1,107.

      Central Hudson's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts and wholesale and retail trade operations. For information concerning revenues, certain expenses, earnings per share and information regarding assets for the Central Hudson Electric, Gas, and Other segments, which are currently the most significant industry segments of the Corporation, see Note 10 - "Segments and Related Information."

      In 1999, the competitive marketplace continued to develop for electric utilities and certain Central Hudson electric customers were given the opportunity to purchase energy and related services from sources other than their local utility. These opportunities also exist for Central Hudson natural gas customers.

Rates - Central Hudson

      Generally: The electric and gas rates of Central Hudson applicable to service supplied to retail customers within the
  State of New York are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce by Central Hudson are regulated by the Federal Energy Regulatory Commission ("FERC").

      Central Hudson's present full-service retail rate structure consists of various service classifications covering residential, commercial and industrial customers. During 1999, the average price of electricity to such customers was 8.51 cents per kilowatthour ("kWh"), representing a 0.7% increase from the 1998 average price.

      Rate Proceedings - Electric and Gas: For information regarding Central Hudson's most recent electric and gas cases filed with the PSC, see Item 7 hereof under the caption "Rate
Proceedings - Central Hudson."

      Cost Adjustment Clauses: For information with respect to Central Hudson's electric and gas cost adjustment clauses, see
Note 1 - "Summary of Significant Accounting Policies" hereof under the caption "Rates, Revenues and Cost Adjustment Clauses."

Regulation

      Generally: Central Hudson is subject to regulation by the PSC with respect to, among other things, service rendered (including the rates charged), major transmission facility siting, accounting procedures and issuance of securities. For certain restrictions on Central Hudson's activities imposed by the Agreement, see Note 2 hereof under the caption "Competitive Opportunities Proceeding Settlement Agreement."

      Certain of the Central Hudson and affiliate activities, including accounting and the acquisition and disposition of certain property, are subject to regulation by the FERC, under the Federal Power Act, by reason of Central Hudson's transmission facilities and Central Hudson's and certain affiliates' sales for resale of electric energy in interstate commerce.

      Central Hudson is not subject to the provisions of the Natural Gas Act.

      In the opinion of general counsel for Central Hudson, Central Hudson's major hydroelectric facilities are not required to be licensed under the Federal Power Act.

Construction Program and Financing - Central Hudson

      For estimates of construction expenditures, internal funds available, mandatory and optional redemption of long-term securities, and working capital requirements of Central Hudson for the year 2000, see the subcaption "Central Hudson
Construction Program" in Item 7 hereof under the caption "Capital
Resources and Liquidity."

      For a discussion of Central Hudson's capital structure, financing program and short-term borrowing arrangements, see Notes 5, 6 and 7 "Short-Term Borrowing Arrangements," "Capitalization - Capital Stock" and "Capitalization - Long-Term Debt," respectively, and Item 7 hereof under the subcaptions "Capital Structure," "Financing Program of the Corporation and Central Hudson" and "Short-Term Debt" of the caption "Capital Resources and Liquidity."

      Central Hudson's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, preferred stock or of unsecured short-term debt.

      Central Hudson's various debt instruments include limitations as to the amount of additional funded indebtedness which Central Hudson can issue. The Corporation believes such limitations will not impair Central Hudson's ability to issue any or all of the debt described under the above-referenced subcaption "Financing Program of the Corporation and Central Hudson."

Fuel Supply and Cost - Central Hudson

      Central Hudson's two primary fossil fuel-fired electric generating stations are the Roseton Steam Electric Generating Plant ("Roseton Plant") (described in Item 2 hereof under the subcaptions "Central Hudson - Electric" and "Central Hudson - Roseton Plant") and the Danskammer Point Steam Electric Generating Station ("Danskammer Plant") (referred to in Item 2 hereof under the subcaption "Central Hudson - Electric"). Units 1 and 2 of the Roseton Plant are fully equipped to burn both residual oil and natural gas. Units 1 and 2 of the Danskammer Plant, which are equipped to burn residual oil or natural gas, are operated when economical. Units 3 and 4 of the Danskammer Plant, which are operated predominantly, are capable of burning coal, natural gas, or residual oil. For a discussion of Central Hudson's plan under the Agreement to sell, by auction, its interests in the Roseton and Danskammer Plants, see Note 2 hereof under the caption "Competitive Opportunities Proceeding Settlement Agreement."

      For the 12 months ended December 31, 1999, the sources and related costs of electric generation for Central Hudson were as follows:
                          Aggregate
Sources of             Percentage of             Costs in 1999
Generation            Energy Generated               ($000)
----------            ----------------           -------------

Purchased Power               25.7%                   $ 48,051
Coal                          33.3                      34,747
Gas                            7.9                      13,978
Nuclear                       12.5                       3,760
Oil                           18.9                      31,322
Hydroelectric                  1.7                         200
                             -----
                             100.0%
                             =====

Nitrogen Oxide ("NOx") Allowances                          645
Fuel Handling Costs                                      1,438
Deferred Fuel Cost                                      (2,562)
                                                         -----
                                                      $131,579
                                                       =======
      Residual Oil: At December 31, 1999, there were 1,038,775 barrels of fuel oil in inventory in Central Hudson-owned tanks for use in the Danskammer and Roseton Plants, which aggregate amount represents an average daily supply for 42 days at an average of 25,000 barrels per day. The total oil storage capacity as of December 31, 1999, for these Plants was 16,251 and 1,079,000 barrels, respectively. Central Hudson's share of the Roseton Plant's oil storage capacity is 377,650 barrels.

      During 1999, Central Hudson purchased 6,185 barrels of fuel oil for the Danskammer Plant.

      During 1999, the Roseton Plant's fuel oil requirements were supplied by spot market purchases. The prices under these spot contracts were determined on the basis of published market indices in effect at the time of delivery. During 1999, Central Hudson purchased just over six million barrels of fuel oil for the Roseton Plant.

      Coal: In order to provide for its future requirements for coal to be burned in Units 3 and 4 at the Danskammer Plant, Central Hudson entered into three supply contracts for the purchase of an aggregate of 720,000 tons per year of low-sulfur (0.7% maximum) coal.

      Two contracts provide for the delivery of coal by water from sources in Venezuela and Colombia, South America. The third contract provides for the delivery of domestic coal by water.
The base price of purchases under all three contracts is renegotiated by the parties on an annual basis. The contracts, as last renegotiated, cover the term through December 31, 2001. All three contracts can be terminated, effective December 31, 2000, with six-months written notice to the supplier.

      In 1999, Central Hudson purchased 856,000 tons of coal which arrived by water. Central Hudson purchased 36,000 tons of this coal on the spot market, with the remainder being provided under its three supply contracts.

      Nuclear: For information regarding fuel reloading at Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant"), of which Central Hudson owns a 9% interest, see Item 7 hereof under the subcaption "Nuclear Operations" of the caption "Results of Operations."

Environmental Quality Regulation - Central Hudson

      Central Hudson is subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of its operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. In connection with such regulation, certain permits are required with respect to Central Hudson's facilities, which permits have been obtained and/or are in the renewal process. Generally, the principal environmental areas and requirements to which Central Hudson is subject are as follows:

      Air: State regulations affecting Central Hudson's existing electric generating plants govern the sulfur content of fuel used therein, the emission of particulate matter and certain other pollutants therefrom and the visibility of such emissions. In addition, federal and state ambient air quality standards for sulfur dioxide ("SO2"), NOx and suspended particulates must be complied with in the area surrounding Central Hudson's generating plants. Based on the operation of continuous emission stack monitoring systems, the Corporation believes that present air quality standards for NOx, SO2 and particulates are satisfied in those areas.

      Beginning in 1997 the New York State Department of Environmental Conservation ("NYSDEC") began an initiative seeking penalties from all New York electric utilities for past opacity variances and requiring various opacity reduction measures and stipulated penalties for future excursions after execution of a consent order. Each New York State electric utility, including Central Hudson, is in the process of negotiating, or has negotiated, the various terms and conditions of a draft consent order with the NYSDEC. Central Hudson and the NYSDEC entered into an Order on Consent, effective April 26, 1999, pursuant to which Central Hudson, in settlement of a claim by the NYSDEC that emissions from the Roseton and Danskammer Plants exceeded applicable opacity emissions standards, agreed to a civil penalty of $1.5 million for both Plants, of which $500,000 was paid to the NYSDEC, and the remaining $1.0 million of such penalty was suspended upon Central Hudson causing certain environmentally beneficial projects in Dutchess and Orange Counties, New York to be implemented as set forth in said Order. Said Order also provides for (i) a new level of stipulated penalty provisions for future opacity exceedences and (ii) an Opacity Reduction Program, all with respect to said Plants.

      The Danskammer Plant burns coal having a maximum sulfur content of 0.7%, fuel oil having a maximum sulfur content of 1% and natural gas. The sulfur content of the oil burned at the Roseton Plant is limited by stipulation with, among others, the NYSDEC, to an amount not exceeding 1.5% maximum and 1.3% weighted annual average. Such sulfur content limitation at the Roseton Plant can be modified by the NYSDEC in the event of technological changes at such Plant, provided that the SO2 and NOx emissions are limited to that which would have been generated by the use of oil with a sulfur content of 1.3% on a weighted annual average. Natural gas is also burned at the Roseton Plant.

      For information on the impact of the (i) Clean Air Act Amendments of 1990 ("CAA Amendments") on Central Hudson's efforts to attain and maintain national ambient air quality standards for emissions from its fossil-fueled electric power plants, (ii) the proposal of the federal Environmental Protection Agency ("EPA") to modify emission standards for NOx and suspended particulates,
(iii) the proposal of the NYSDEC to modify NOx standards for generating facilities operating in New York State, (iv) settlements with the NYSDEC by Central Hudson of alleged opacity violations, (v) the New York State Governor's initiatives relating to air quality standards and (vi) an investigation started by the New York State Attorney General regarding air emissions from coal-fired generating plants, see Note 9 - "Commitments and Contingencies," hereof under the caption, "Environmental Matters - Air."

      Water: Central Hudson is required to comply with applicable state and federal laws and regulations governing the discharge of pollutants into receiving waters.

      The discharge of any pollution into navigable waterways is prohibited except in compliance with a permit issued by the EPA under the National Pollutant Discharge Elimination System ("NPDES") established under the Clean Water Act. Likewise, under the New York Environmental Conservation Law, pollutants cannot be discharged into state waters without a State Pollutant Discharge Elimination System ("SPDES") permit issued by the NYSDEC. Issuance of a SPDES permit satisfies the NPDES permit requirement.

      Central Hudson has received SPDES permits for both the Roseton Plant and the Danskammer Plant, its Eltings Corners maintenance and warehouse facility, and its Rifton Recreation and Training Center. The SPDES permits for the Roseton and Danskammer Plants expired on October 1 and November 1, 1992, respectively, and such permit renewal applications for such permits are pending before the NYSDEC. It is the Corporation's belief that the expired SPDES permits continue in full force and effect pending issuance of the new SPDES permits. Restriction on use of water for cooling purposes at the Roseton Plant is being considered as part of the Roseton Plant application (as referred to in Item 3 hereof under the caption "Environmental Litigation").

      For further discussion of Central Hudson's compliance with the Clean Water Act and Central Hudson's SPDES permit renewal proceeding, see Note 9 - "Commitments and Contingencies," hereof under the caption "Environmental Matters - Water."

      For a description of litigation commenced against Central
Hudson for alleged violation of the Endangered Species Act with respect to the Roseton and Danskammer Plants, see Item 3 hereof.

      Toxic Substances and Hazardous Wastes: Central Hudson is subject to state and federal laws and regulations relating to the use, handling, storage, treatment, transportation and disposal of industrial, hazardous and toxic wastes.

      The NYSDEC, in 1986, added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six locations at which gas manufacturing plants owned or operated by Central Hudson or by predecessors to Central Hudson were once located. Two other sites, which formerly contained gas manufacturing plants, were identified by Central Hudson but not placed on the Registry. Central Hudson studied these eight sites to determine whether they contain any hazardous wastes which could pose a threat to the environment or public health and, if such wastes were located at such sites, to determine the remedial actions which may be appropriate.

      All of these eight sites were studied by Central Hudson using the Phase I guidelines of the NYSDEC and five such sites were studied using the more extensive Phase II guidelines of the NYSDEC. As a result of these studies, Central Hudson concluded that no remedial actions were required at any of these sites. In 1991, the NYSDEC advised Central Hudson that four of the six sites which had been originally placed on the Registry had been deleted from such Registry. In 1992, the NYSDEC advised Central Hudson that the two remaining sites listed on the Registry had been deleted from the Registry. The NYSDEC also indicated that such deletions of the sites were subject to reconsideration in the future, at which time new analytical tests could be required to determine whether or not wastes on site are hazardous. In February 1999, Central Hudson was notified by the NYSDEC that it suspected that hazardous waste has been disposed at three of the previously identified sites, one located in Beacon, New York and two located in Poughkeepsie, New York. The Corporation expects Central Hudson will perform preliminary site assessments itself under consent orders reached with the NYSDEC. If the NYSDEC determines that significant quantities of residues are not present or that the residues pose no threat to public health or the environment given the current uses of these three sites, NYSDEC will not require additional investigations and/or remediation at such sites. If, after its review of each such site assessment, NYSDEC determines that significant residues are present, or the residues pose a threat to public health or the environment at a site, Central Hudson will likely be responsible for any required remediation. The Corporation can make no prediction as to the outcome of this matter.

      If, as a result of such potential new analytical tests, or otherwise, remedial actions are ultimately required at any of these eight sites by the NYSDEC, the cost thereof could have a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of the Corporation if

Central Hudson could not recover all, or a substantial portion thereof, through insurance and rates. Central Hudson has put its insurers on notice as to this matter and it intends to seek reimbursement from such carriers for amounts for which it may become liable.

      For a discussion of litigation filed by the City of Newburgh, New York against Central Hudson involving one of
Central Hudson's eight former manufactured gas sites and a court ruling related thereto, see Note 9 - "Commitments and Contingencies," hereof under the subcaption "Environmental
Matters - Former Manufactured Gas Plant Facilities."

      In August 1992, the NYSDEC notified Central Hudson that the NYSDEC suspected that Central Hudson's offices at Little Britain Road in New Windsor, New York, may constitute an inactive hazardous waste disposal site. As a result of the NYSDEC's review of a site assessment report prepared by Central Hudson's consultant and submitted to the NYSDEC in 1996, Central Hudson agreed to perform additional testing, which testing detected a limited amount of subsurface soil contamination near one corner of the site and contaminants in the groundwater beneath the site. Operations conducted on the site by Central Hudson since it purchased the property in 1978 are not believed to have contributed to either the soil or the groundwater contamination. Central Hudson and the NYSDEC have reached an agreement in principle that Central Hudson will conduct a voluntary clean-up of the site on terms to be further negotiated between the parties. The Corporation believes that the cost of such site assessment and remediation will not be material.

      Other: Central Hudson expenditures attributable, in whole or in substantial part, to environmental considerations totaled $10.2 million in 1999, of which approximately $1.5 million related to capital projects and $8.7 million were charged to expense. It is estimated that in 2000 the total of such expenditures will be approximately $10.6 million. Neither the Corporation nor Central Hudson is involved as a defendant in any court litigation with respect to environmental matters and, to the best of its knowledge, no litigation against it is threatened with respect thereto, except with respect to the litigation described in Item 3 "Legal Proceedings" hereof under the subcaption "Environmental Litigation - Roseton and Danskammer Plants," and as described in Note 9 - "Commitments and Contingencies," hereof under the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities."

Other Central Hudson Matters

      Labor Relations: Central Hudson has agreements with the International Brotherhood of Electrical Workers ("IBEW") for its 779 unionized employees, representing production and maintenance employees, customer representatives, service workers and clerical employees (excluding persons in managerial, professional or supervisory positions), which agreements were renegotiated effective July 1, 1998. An agreement with each of Locals 2218 and 320 of the IBEW Non-Production Plant Workers continues through April 30, 2003, and an agreement with IBEW Local 320 Production Plant Workers expires on August 31, 2003. The agreements provide for an average annual general wage increase of 3.0% and certain additional fringe benefits. Effective August 1, 1999, Local 2218 merged with Local 320 and Local 320 assumed the agreement between Central Hudson and Local 2218.

      Phoenix Development Company, Inc.: Phoenix Development Company, Inc. ("Phoenix"), a New York corporation, is a wholly-owned subsidiary of Central Hudson. Phoenix was established to hold or lease real property for the future use of Central Hudson, or to participate in energy-related ventures. Currently, the assets held by Phoenix are not material.

Other Affiliates of the Corporation

      Central Hudson Energy Services, Inc.: As set forth above under the caption "Holding Company Restructuring," Services was established on November 3, 1999 as a New York corporation and became a wholly-owned subsidiary of the Corporation on November 19, 1999. Services was formed for the purpose of becoming, effective upon the Holding Company Restructuring, the holding company parent for each of the Corporation's competitive business affiliates, other than Phoenix Development Corporation. Services is not an operating company.

      Central Hudson Enterprises Corporation: Central Hudson Enterprises Corporation ("CHEC"), a New York corporation, is a wholly-owned subsidiary of Services, and is engaged in the business of marketing electricity, gas and oil and related services to retail and wholesale customers; conducting energy audits; providing services including, but not limited to, the design, financing, installation and maintenance of energy conservation measures and generation systems for private businesses, institutional organizations and governmental entities; and participating in cogeneration, small hydro, alternate fuel and energy production projects and services.

      Prime Industrial Energy Services, Inc.: In June 1999, CHEC formed Prime Industrial Energy Services, Inc. ("Prime"), a New York corporation, as a wholly-owned subsidiary, to acquire the assets of an ongoing business engaged in project construction and providing services with respect to electric generators installed on customers' property, heating, ventilation and air conditioning.

      SCASCO, Inc.: SCASCO, Inc. ("SCASCO"), a Connecticut corporation, is a wholly-owned subsidiary of CHEC. SCASCO conducts a fuel oil distribution business in Connecticut. In February 1999, SCASCO purchased Island Sound Commercial Energy Sales, Inc. ("Island Sound"), a Delaware corporation which held contracts to sell natural gas to customers in Connecticut and Rhode Island. In December 1999, Island Sound merged into SCASCO. In December 1999, SCASCO acquired the assets of Lindstedt Oil Company, an oil distribution company, to expand its fuel oil sales in Connecticut. SCASCO operates Lindstedt Oil Company as a division.

      CH Resources, Inc.: CH Resources, Inc. ("Resources"), a New York corporation, is a wholly-owned subsidiary of Services established for the purpose of acquiring, developing and operating electric generation facilities, the output of which is sold at the wholesale level to CHEC and other energy services companies, as well as through the New York State Independent System Operator described in the caption "New York Power Pool/ Independent System Operator" of Item 2 herein. For a description of the electric generating assets operated by Resources, see
Item 2 under the caption "Resources."

      CH Syracuse Properties, Inc. and CH Niagara Properties,
Inc.: CH Syracuse Properties, Inc. ("CH Syracuse") and CH Niagara Properties, Inc. ("CH Niagara"), are New York corporations and wholly-owned subsidiaries of Resources used to lease real property for the Niagara Falls and Syracuse (Solvay, New York) electric generating facilities owned and operated by Resources.

      Greene Point Development Corporation: Greene Point Development Corporation ("Greene Point"), a New York corporation, is a wholly-owned subsidiary of Services, which develops and evaluates business opportunities for the affiliate companies of Services. The current assets held by this subsidiary are not material.

Executive Officers of the Corporation

      The names of the current officers of the Board of Directors and the executive officers of the Corporation, their positions held and business experience during the past five (5) years and ages (at December 31, 1999) are as follows:


                                Principal Occupation or Employment
Name of Officer, Age                  and Positions and Offices
 and Position Held                during the past five (5) years
--------------------            -------------------------------------
                    Officers of the Board
                    ---------------------

Paul J. Ganci, 61,              Present position since November 2,
 Chairman of the                1999; a director of Central Hudson
 Board, President               since 1994; Chairman of the Board and
 and Chief Executive            Chief Executive Officer of Central
 Officer                        Hudson, April 1999 to present;
                                President and Chief Executive Officer
                                of Central Hudson, August 1998 - April
                                1999; President and Chief Operating
                                Officer of Central Hudson, December
                                1994 - August 1998; a director of
                                Services since November 1999; Chairman
                                of the Board and Chief Executive
                                Officer of Services since November
                                1999.


John E. Mack III, 65,           Present position since November 19,
 Chairman of the                1999; Chairman of the Board and Chief
 Committee on Finance           Executive Officer of the Corporation,
                                April 1998 - November 2, 1999; a
                                director of Central Hudson from
                                December 1994 - December 15, 1999;
                                Chairman of the Board of Central
                                Hudson, August 1998 - April 1999.
                                Chairman of the Board and Chief
                                Executive Officer of Central Hudson,
                                December 1994 - August 1998.


Jack Effron, 66,                Present position since November 19,
 Chairman of                    1999; a director of Central Hudson
 Committee on                   from December 1994 - December 15,
 Compensation and               1999; Chairman of the Board of EFCO
 Succession/Retirement          Products, a bakery ingredients
                                corporation; member of the St. Francis
                                Health Care Foundation.

                                Principal Occupation or Employment
Name of Officer, Age                  and Positions and Offices
 and Position Held                during the past five (5) years
--------------------            -------------------------------------
                    Officers of the Board (Cont'd)
                    ---------------------



Heinz K. Fridrich, 66,          Present position since November 19,
 Chairman of the                1999; Courtesy Professor, University
 Committee on Audit             of Florida at Gainesville since 1994.

                 Executive Officers of the Corporation
                 -------------------------------------

Carl E. Meyer, 52,              Present position since November 19,
 Executive Vice                 1999.  For Central Hudson - a director
 President                      since December 15, 1999;  President
                                and Chief Operating Officer, April
                                1999 to present; Executive Vice
                                President, April 1998 - April 1999;
                                Senior Vice President - Customer
                                Services, April 1996 - April 1998;
                                Vice President - Customer Services,
                                December 1994 - April 1996.


Allan R. Page, 52,              Present position since November 19,
 Executive Vice                 1999.  For Central Hudson - Vice
 President                      President, November 1999 to present;
                                Executive Vice President, April 1998 -
                                November 1999; Senior Vice President -
                                Corporate Services, April 1996 - April
                                1998; Vice President - Corporate
                                Services, December 1994 - April 1996;
                                For Services - a director since
                                November 12, 1999; President and Chief
                                Operating Officer since December 3,
                                1999.


                                Principal Occupation or Employment
Arthur R. Upright, 56           Present position since November 19,
 Senior Vice President          1999.  For Central Hudson - a director
                                since December 15, 1999; Senior Vice
                                President - November 1998 to present;
                                Assistant Vice President - Cost & Rate
                                and Financial Planning, December 1994
                                - November 1998; a director of
                                Services since November 1999.

                                Principal Occupation or Employment
Name of Officer, Age                  and Positions and Offices
 and Position Held                during the past five (5) years
--------------------            -------------------------------------

                 Executive Officers of the Corporation (Cont'd)
                 -------------------------------------

Steven V. Lant, 42,             Present position since November 19,
 Chief Financial                1999; except Chief Financial Officer,
 Officer and Treasurer          Treasurer and Secretary, November 2,
                                1999 - November 19, 1999.  For Central
                                Hudson - a director since December 15,
                                1999; Chief Financial Officer and
                                Treasurer, November 1999 to present;
                                Chief Financial Officer, Treasurer and
                                Corporate Secretary, November 1998 -
                                November 1999; Treasurer and Assistant
                                Corporate Secretary, December 1994 -
                                November 1998; a director of Services
                                since November 1999.


Donna S. Doyle, 51,             Present position since November 19,
 Vice President -               1999; except Controller, November 2,
 Accounting and                 1999 - November 19, 1999.  For Central
 Controller                     Hudson - Vice President - Accounting
                                and Controller, November 1999 to
                                present; Controller, April 1995 -
                                November 1999; Assistant Controller
                                and Manager of Taxes, Budgets &
                                Customer Accounting, December 1994 -
                                April 1995.



Gladys L. Cooper, 48,           Present position since November 19,
 Corporate Secretary            1999; except Assistant Secretary,
 and Assistant Vice             November 2, 1999 - November 19, 1999.
 President -                    For Central Hudson - Corporate
 Governmental                   Secretary and Assistant Vice President
 Relations                      - Governmental Relations, November
                                1999 to present; Assistant Vice
                                President - Governmental Relations,
                                September 1995 - November  1999; leave
                                of absence for educational purposes,
                                December 1994 - September 1995.

                                Principal Occupation or Employment
Name of Officer, Age                  and Positions and Offices
 and Position Held                during the past five (5) years
--------------------            -------------------------------------

                 Executive Officers of the Corporation (Cont'd)
                 -------------------------------------

Denise D. VanBuren, 38          Present position since November 19,
 Assistant Vice                 1999; Manager - Corporate
 President - Corporate          Communications, October 1998 -
 Communications                 November 19, 1999; Director - Media
                                Relations, December 1994 - October
                                1998.

      There are no family relationships existing among any of the executive officers of the Corporation.

      Each of the above executive officers is elected or appointed annually by the Board of Directors.

      ITEM 2 - PROPERTIES
      -------------------

Central Hudson

      Electric: The net capability of Central Hudson's electric generating plants as of December 31, 1999, the net output of each plant for the year ended December 31, 1999, and the year each plant was placed in service or rehabilitated are as set forth below:


                                                                  Megawatt ("MW")*
Electric                                                           Net Capability          1999 Unit
Generating                                      Year Placed       (99)      (98-99)       Net Output
Plant             Type of Fuel                  In Service       Summer      Winter         (MWh)
----------        ------------                  -----------      ------      ------       ----------
Danskammer        Residual Oil, Natural         1951-1967         500         501         2,393,799
Plant **          Gas and Coal


Roseton Plant     Residual Oil                  1974              425         413         1,367,433
(35% share)**     and Natural Gas

Neversink         Water                         1953               23          22            45,170
Hydro Station

Dashville         Water                         1920                5           5            10,527
Hydro Station

Sturgeon Pool     Water                         1924               16          16            46,916
Hydro Station

High Falls        Water                         1986                3          3              5,343
Hydro Station

Coxsackie Gas     Kerosene or                   1969               19         24              4,161
Turbine ("GT")    Natural Gas

So. Cairo GT      Kerosene                      1970               18         22              2,856

Nine Mile 2       Nuclear                       1988              103        105            786,507
Plant (9%
share)                                                          -----      -----          ---------
                  Total                                         1,112      1,111          4,662,712
                                                                =====      =====          =========

*   Reflects maximum one-hour net capability of Central Hudson's ownership of generation resources and, therefore, does not include firm purchases or sales.
**  Plants subject to auction based on the Agreement as described in Item 7 hereof under the caption "Competition/Deregulation - Competitive Opportunities
    Proceeding Settlement Agreement" and in Note 2 - "Regulatory Matters" hereof under the caption "Competitive Opportunities Proceeding Settlement Agreement."

      Central Hudson has a contract with the Power Authority of the State of New York ("PASNY") which entitles Central Hudson to
49 MW net capability from the Blenheim-Gilboa Pumped Storage
Hydroelectric Plant through 2002.

      Central Hudson owns 83 substations having an aggregate transformer capacity of 4.9 million kVa. The transmission system consists of 588 pole miles of line and the distribution system of 7,333 pole miles of overhead lines and 881 trench miles of underground lines.

      Load and Capacity: Central Hudson's maximum one-hour demand within its own territory, for the year ended December 31, 1999, occurred on July 6, 1999, and amounted to 1,015 MW. Central Hudson's maximum one-hour demand within its own territory, for that part of the 1999-2000 winter capability period, through February 18, 2000, occurred on January 17, 2000 and amounted to 860 MW.

      Based on current projections of peak one-hour demands for the 2000 summer capability period, it is estimated that Central Hudson will have capacity available to satisfy its projected peak demands plus the estimated installed reserve generating capacity requirements Central Hudson is required to maintain as a member of the New York State Independent System Operator ("ISO").

      See Note 2 under the caption "Independent System Operator" for information regarding the termination of the New York Power
Pool ("NYPP") and the formation of the ISO and the New York State
Reliability Council ("Reliability Council") to coordinate reliability and operation of New York State's bulk power transmission systems.

      Central Hudson plans to sell by auction its interests in the Roseton and Danskammer Plants under the terms of the Agreement. This sale is expected to occur by early 2001. For further information regarding the Agreement and such auction and sale, see Note 2 - "Regulatory Matters" and the captions thereunder of "Competitive Opportunities Proceeding Settlement Agreement" and "Auction of Fossil Generation Plants." Following such sale, Central Hudson will no longer own sufficient capacity to serve the peak demands of its transmission and distribution customers and will need to rely on purchased capacity from third party providers to meet such demands.


The following table sets forth the amounts of any excess capacity of Central Hudson by summer and winter capability periods for 2000 and 2001:


                          Forecasted     Forecasted
                            Peak -         Peak -        Peak Plus                        Excess of Capacity
                            Total           Full         Installed                       over Peak Plus NYSISO
                           Delivery       Service       Reserve of      Available          Installed Reserve
      Capability          Rqts. (MW)     Rqts. Only      18% (MW)        Capacity            Requirements
        Period               (1)            (2)             (3)            (MW)            (MW)(3) Percent(3)


2000        Summer           985            935            1,103          1,178            75            6.2
2000-2001   Winter           840            800            1,103*         1,177            74            6.7


*     Summer period peak plus reserve requirements carry over to the following winter period.

(1)   Total delivery requirements include requirements for both full service (delivery and energy) and retail access (delivery only) customers
(2)   Excludes retail access customer requirements
(3)   Based on full service requirements

      Roseton Plant: The Roseton Plant is located in Central Hudson's franchise area at Roseton, New York, and is owned by Central Hudson, Consolidated Edison Company of New York, Inc. ("Con Edison") and Niagara Mohawk Power Corporation ("Niagara Mohawk") as tenants-in-common. The Roseton Plant, placed in commercial operation in 1974, has a generating capacity of 1,200 MW consisting of two 600 MW generating units, both of which are capable of being fired either by residual oil or natural gas (see subcaption below entitled "Gas - Sufficiency of Supply and Future Gas Supply"). Central Hudson is acting as agent for the owners with respect to operation of the Roseton Plant. Generally, the owners share the costs and expenses of the operation of such Plant in accordance with their respective ownership interests.

      Central Hudson, under a 1968 agreement, has the option to purchase the interests of Niagara Mohawk (25%) and of Con Edison (40%) in the Roseton Plant in December 2004. The exercise of this option is subject to PSC approval. In December 1999, Central Hudson, in conjunction with the proposed auction and sale of Central Hudson's interest in the Roseton Plant, notified Con Edison of its intention to exercise its option, as defined in the May 14, 1969 Option Agreement among the Roseton Plant co-tenants, to purchase the interest of Con Edison in the Roseton Plant on December 31, 2004.

      For information with respect to Central Hudson's PSC obligation to sell its interest in the Roseton and Danskammer Plants, see Note 2 - "Regulatory Matters," under the captions "Competitive Opportunities Proceeding Settlement Agreement" and "Auction of Fossil Generation Plants."

      The 345 kV transmission lines and related facilities to connect the Roseton Plant with other points in the system of Central Hudson and with the systems of Con Edison and Niagara Mohawk to the north and west of such Plant are 100%-owned by Central Hudson. The share of each of the parties in the output of the Roseton Plant is transmitted over these lines pursuant to a certain transmission agreement relating to such Plant, which provides, among other things, for compensation to Central Hudson for such use by the other parties. In addition, Central Hudson has contract rights which entitle Central Hudson to the lesser of 300 MW, or one quarter of the capacity in a 345 kV transmission line owned by PASNY, which connects the Roseton Plant with a Con Edison substation to the east of such Plant in East Fishkill, New York. In exchange for these rights, Central Hudson agreed to provide PASNY capacity in the 345 kV transmission lines Central Hudson owns from the Roseton Plant, to the extent it can do so after satisfying its obligations to Con Edison and Niagara Mohawk.

      Nine Mile 2 Plant: For a discussion of Central Hudson's ownership interest in, costs for, proposals of certain other owners to sell their interests in and certain operating matters relating to the Nine Mile 2 Plant, see Item 7 hereof under the subcaption "Nuclear Operations," Note 3 - "Nine Mile 2 Plant," and Note 1 - "Summary of Significant Accounting Policies," under the subcaption "Jointly-Owned Facilities."

      Gas: Central Hudson's gas system consists of 161 miles of transmission pipelines and 996 miles of distribution pipelines.

      During 1999, natural gas was available to firm gas customers at a price competitive with that of alternative fuels. As compared to 1998, in 1999 firm retail gas sales, normalized for weather, decreased by 2% and the average number of firm gas customers increased by 1%. Sales to interruptible sales and transportation customers increased 5% in 1999 as compared to 1998. As compared to 1998, in 1999 firm retail transportation sales, normalized for weather, increased by 116% due to the average number of customers using firm retail transportation service increasing to 190 customers. In total, as compared with 1998 normalized, firm gas sales plus firm transportation increased by 1% in 1999.

      For further information regarding Central Hudson's incentive arrangements for interruptible gas sales, see Item 7 hereof under the subcaption "Sales - Central Hudson - Interruptible Gas
Sales."

      For the year ended December 31, 1999, the total amount of gas purchased by Central Hudson from all sources was 20,812,937 thousand cubic feet ("Mcf."), which includes 2,145,478 Mcf. purchased directly for use as a boiler fuel at the Roseton Plant.

      Central Hudson also owns two propane-air mixing facilities for emergency and peak shaving purposes located in Poughkeepsie and in Newburgh, New York. Each facility is capable of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility sendout for up to three consecutive days.

      Sufficiency of Supply and Future Gas Supply: The peak daily demand for natural gas by Central Hudson's customers for the year ended December 31, 1999, occurred on January 14, 1999, and amounted to 109,676 Mcf. Central Hudson's firm peak-day gas capability in 1999 was 116,918 Mcf. The peak daily demand for natural gas by Central Hudson's customers for that part of the 1999-2000 heating season through February 18, 2000, occurred on January 27, 2000, and amounted to 107,964 Mcf.

      Other Gas Matters: FERC permits non-discriminatory access to the pipeline facilities of interstate gas pipeline transmission companies subject to the jurisdiction of FERC under the Natural Gas Act. This rule allows access to such pipelines by the pipeline transmission company's customers enabling them to transport gas purchased directly from third parties and spot sources through such pipelines. Such access also permits industrial customers of gas distribution utilities to connect directly with the pipeline transmission company and to contract directly with the pipeline transmission companies to transport gas, thereby bypassing the distribution utility. None of Central Hudson's customers have elected this bypass option.

      The PSC has authorized New York State distribution gas utilities to transport customer-owned gas through their facilities upon request of a customer. Currently, interstate pipeline transmission companies are located in certain areas where Central Hudson provides retail gas service (the Towns of Carmel, Pleasant Valley, Coxsackie, and LaGrange in New York State).

      For a discussion of the PSC proceeding relating to issues associated with the restructuring of the natural gas market, see
Item 7 hereof under the subcaption "Natural Gas - PSC
Restructuring Policy Statement."

      Other Central Hudson Matters: The Danskammer Plant and the Roseton Plant and all of the other principal generating plants and important property units of Central Hudson are held by it in fee simple, except (1) certain rights-of-way, and (2) a portion of the property used in connection with the hydroelectric plants of Central Hudson consisting of flowage or other riparian rights. Central Hudson's present interests in the Roseton Plant and the Nine Mile 2 Plant are owned as undivided interests as a tenant-in-common with the other utility owners thereof. Certain of the properties of Central Hudson are subject to rights-of-way and easements which do not interfere with Central Hudson's operations. In the case of certain distribution lines, Central Hudson owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone companies. Certain electric transmission facilities owned by others are used by Central Hudson pursuant to long-term contractual arrangements.

      All of the physical properties of Central Hudson, other than property such as material and supplies excluded in Central Hudson's First Mortgage Bond Indenture ("Mortgage") and its franchises, are subject to the lien of the Mortgage under which all of its Mortgage Bonds are outstanding. Such properties are from time to time subject to liens for current taxes and assessments which Central Hudson pays regularly as and when due.

      During the three-year period ended December 31, 1999, Central Hudson made gross property additions of $136.0 million and property retirements and adjustments of $27.7 million, resulting in a net increase (including Construction Work in Progress) in utility plant of $108.3 million, or 7.3%.

Resources

      Resources owns a 100 MW combined cycle gas turbine facility in Solvay, New York ("Syracuse Plant"), a 100 MW combined cycle gas turbine facility in Beaver Falls, New York ("Beaver Falls Plant"), and in June 1999 acquired a 50 MW fluidized bed, coal-fired plant in Niagara County, New York ("Niagara Falls Plant"). Because these electric generating facilities are used exclusively for selling electricity at wholesale, Resources is an "exempt wholesale generator" under Section 32(e) of PUHCA and, therefore, is exempt from the provisions of the Act.

      The Niagara Falls Plant burns coal with a maximum sulfur content of 5% in a fluidized-bed boiler that effectively captures 90% of the sulfur or more. Total annual usage is 200,000 tons of coal, all of which is bought on the spot market. In addition, the Niagara Falls Plant is permitted under applicable environmental regulations to burn petroleum coke (with a maximum sulfur content of 5%), a solid fuel derived from the distillation of crude oil, up to a maximum of 70% of that Plant's total fuel consumption. NOx emissions from such Plant are limited to 0.30 pounds per Million British Thermal Units. Upon the purchase of the Niagara Falls Plant in June 1999, Resources assumed a NYSDEC Consent Order from the prior owner which required such owner to install a $350,000 ammonia DeNOx system to effect compliance. Resources expects to have such system in place by May 1, 2000 as required in such Consent Order, the cost of which is not material.

      The Syracuse Plant and the Beaver Falls Plant each burn natural gas and No. 2 fuel oil.

      SPDES permits are in effect for the Beaver Falls Plant and the Syracuse Plant with expiration dates of May 1, 2003 and December 1, 2001, respectively. All of the Niagara Falls Plant's discharge flows into the local municipal wastewater system subject to local permit (which have been obtained) limits.

      The operation of these Plants by Resources is subject to the same environmental quality regulations to which Central Hudson is subject, as described under the caption "Central Hudson -
Environmental Quality Regulation - Central Hudson" in Item 1 hereof.

      ITEM 3 - LEGAL PROCEEDINGS
      --------------------------

Asbestos Litigation

      For a discussion of litigation against Central Hudson involving asbestos, see Note 9 - "Commitments and Contingencies," hereof under the caption "Asbestos Litigation."

Environmental Litigation

      Roseton Plant: On March 23, 1992, a Consent Order was approved by the Supreme Court of the State of New York, Albany County, in an action against the NYSDEC and Central Hudson brought in 1991 by the Natural Resources Defense Council, Inc., the Hudson River Fisherman's Association and Scenic Hudson, Inc.

      Such Consent Order provides for certain operating restrictions at the Roseton Plant relating to the use of river water for plant cooling purposes, which restrictions have not, and are not expected to impose material additional costs on the Corporation. The Consent Order has since lapsed; however, both the NYSDEC and Central Hudson continue to consider themselves bound by its terms. For a description of the pending NYSDEC proceeding involving the renewal of the SPDES permit for the Roseton Plant, see Item 1 hereof under the subcaption "Environmental Quality Regulation - Central Hudson - Water," and
Note 9 - "Commitments and Contingencies," under the caption "Environmental Matters - Water." For a description of Central Hudson's negotiations with the NYSDEC on a consent order for alleged opacity violations, see Item 1 hereof under the subcaption "Environmental Quality Regulation - Central Hudson - Air."

      Roseton and Danskammer Plants: In 1999, Riverkeeper, Inc., commenced a citizen suit, in the United States District Court for the Southern District of New York, against Central Hudson under
Section 11 of the Endangered Species Act, 16 U.S.C. Section 1540, seeking injunctive relief from Central Hudson's alleged unpermitted takings of the endangered shortnose sturgeon through the Roseton and Danskammer Plants on the Hudson River.

      Although the Corporation believes Central Hudson has not violated such Act, if the court were to grant the relief requested by plaintiffs, Central Hudson could be required temporarily to cease operations of the Roseton and Danskammer
Plants. If Central Hudson were required to cease such operations for a substantial period of time, it could have a material adverse effect on the Corporation's financial position and results of operations.

      Newburgh Manufactured Gas Site: For a discussion of litigation filed against Central Hudson by the City of Newburgh, New York, on May 26, 1995, in the United States District Court, Southern District of New York, and Central Hudson's response thereto, see Note 9 - "Commitments and Contingencies," under the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities."

Catskill Incident

      An explosion occurred in a dwelling in Central Hudson's gas service territory in Catskill, New York in November, 1992 which resulted in personal injuries, the death of an occupant and property damage. Lawsuits were commenced against Central Hudson arising out of such incident. All but one of these suits were settled during 1999 on terms which will not have a material effect on Central Hudson.

      The remaining lawsuit was commenced by complaint, dated October 18, 1993, and filed in the Supreme Court of the State of New York, Greene County, by Frank Reyes for unspecified personal injuries and property damage alleged to have been caused by the Catskill explosion described above. The complaint seeks $2 million in compensatory damages and $2 million in punitive damages from Central Hudson, based on theories of negligence and gross negligence. In January 2000, the Court dismissed this suit on the merits because of the plaintiff's failure to prosecute the case, but the time to appeal has not expired.

      Central Hudson believes it has adequate insurance with regard to the above Reyes claim for compensatory damages.
Central Hudson's insurance, however, does not extend to punitive damages. If the Reyes lawsuit were to be reinstated and if punitive damages were ultimately awarded, such award could have a material adverse effect on the financial condition of the Corporation.

Wappingers Falls Incident

      Two consecutive fires and explosions occurred on February 12, 1994, destroying a residence and commercial establishment in the Village of Wappingers Falls, New York, in Central Hudson's service territory. Lawsuits have been commenced against Central Hudson arising out of such incident, including the following:

      On August 31, 1994, Central Hudson was served with a summons and complaint in an action brought by John DeLorenzo against Central Hudson and the Village of Wappingers Falls in the Supreme Court of the State of New York, County of Dutchess. The complaint seeks unspecified amounts of damages, based on a theory of negligence, for personal injuries and property damage alleged to have been caused by the incident.

      On March 9, 1995, Central Hudson was served with a summons and complaint in an action brought in the Supreme Court of the State of New York, County of Dutchess, by Cengiz Ceng, indivi-dually and as executor under the last will and testament of Nizamettin Ceng, and Tarkan Thomas Ceng against Central Hudson and the Village of Wappingers Falls. The complaint seeks recovery of $250,000 from Central Hudson, based on the theory of negligence, for property damages alleged to have been caused by the incident.

      The above lawsuits have been consolidated into one action against Central Hudson; however, no trial date has been set.

      The Corporation continues to investigate the Wappingers Falls claims and presently has insufficient information on which to predict their outcome. The Corporation believes that it has adequate insurance with regard to the claims for compensatory damages.

      ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
      ------    HOLDERS
                -------------------------------------------

      By unanimous written consent, dated November 19, 1999, of Central Hudson as sole shareholder of the Corporation, effective on such date, the appointment of Paul J. Ganci and John E. Mack III as directors of the Corporation were ratified, confirmed and approved and the following individuals were appointed as directors of the Corporation until the first annual meeting of shareholders of the Corporation or until his/her successor is elected and qualified: Jack Effron, Heinz K. Fridrich, Edward P. Swyer, Edward F. X. Gallagher, Stanley J. Grubel, Charles LaForge and Frances D. Fergusson.


                                    PART II
                                    -------

      ITEM 5 -  MARKET FOR THE CORPORATION'S COMMON EQUITY AND
      ------    RELATED STOCKHOLDER MATTERS
                ----------------------------------------------

      For information regarding the market for the Corporation's common stock and related stockholder matters, see Item 7 hereof under the captions "Capital Resources and Liquidity - Financing Program of the Corporation and Central Hudson" and "Common Stock Dividends and Price Ranges" and Note 6 - "Capitalization - Capital Stock."

      Pursuant to applicable statutes and its Certificate of Incorporation, Central Hudson may pay dividends on shares of its Preferred Stock only out of surplus.


      ITEM 6 - SELECTED FINANCIAL DATA OF THE CORPORATION AND ITS AFFILIATES
      ------   -------------------------------------------------------------

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA*
(In Thousands)
                                                         1999          1998             1997              1996           1995
                                                         ----          ----             ----              ----           ----
Operating Revenues
  Electric........................................    $ 427,809     $ 418,507       $ 416,429         $  418,761    $  409,445
  Gas.............................................       94,131        84,962         103,848             95,210       102,770
                                                        -------       -------         -------            -------       -------
    Total.........................................      521,940       503,469         520,277            513,971       512,215
                                                        -------       -------         -------            -------       -------

Operating Expenses
  Operations......................................      284,149       266,472        284,714             267,779       274,665
  Maintenance.....................................       28,213        26,904         27,574              28,938        29,440

  Depreciation and amortization...................       46,913        45,560         43,864              42,580        41,467
  Taxes, other than income tax....................       64,269        63,458         64,879              66,145        66,709
  Federal income tax..............................       27,758        29,775         29,190              32,700        29,040
                                                        -------       -------        -------             -------       -------

    Total.........................................      451,302       432,169        450,221             438,142       441,321
                                                        -------       -------        -------             -------       -------

Operating Income..................................       70,638        71,300         70,056              75,829        70,894
                                                        -------       -------        -------             -------       -------

Other Income
  Equity Earnings - Competitive Business
   Affiliates.....................................            4           756            362                 792           201
  Allowance for equity funds
   used during construction.......................            -           585            387                 466           986
  Federal income tax..............................       (1,167)        1,187          2,953               1,632           353
  Other - net.....................................       11,942         6,070          7,717               4,023         8,685
                                                         ------        ------         ------              ------        ------
    Total.........................................       10,779         8,598         11,419               6,913        10,225
                                                         ------        ------         ------              ------        ------

Income before Interest Charges....................       81,417        79,898         81,475              82,742        81,119
Interest Charges..................................       29,614        27,354         26,389              26,660        28,397
                                                         ------        ------         ------              ------        ------
Premium on Preferred Stock Redemption - Net.......            -             -              -                 378           169
Preferred Stock Dividends of Central Hudson.......        3,230         3,230          3,230               3,230         4,903
                                                         ------        ------         ------              ------        ------


FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA*, (CONT'D)
(In Thousands)

                                                           1999         1998             1997             1996           1995
                                                           ----         ----             ----             ----           ----

Net Income........................................    $   48,573        49,314          51,856            52,474        47,650

Dividends Declared on Common Stock................        36,422        36,567          37,137            37,128        36,459
                                                         -------       -------         -------           -------       -------
Amount Retained in the Business...................        12,151        12,747          14,719            15,346        11,191
Common Stock Retirement...........................       (12,642)            -               -                 -             -
Retained Earnings - beginning of year.............       133,287       120,540         105,821            90,475        79,284
                                                         -------       -------         -------           -------       -------
Retained Earnings - end of year...................    $  132,796    $  133,287      $  120,540        $  105,821    $   90,475
                                                         =======       =======         =======           =======       =======

Common Stock
  Average shares outstanding (000s)...............        16,862        17,034          17,435            17,549        17,380
  Earnings per share on
   average shares outstanding.....................         $2.88         $2.90           $2.97             $2.99         $2.74
  Dividends declared per share....................         $2.16        $2.155          $2.135            $2.115        $2.095
  Book value per share (at year-end)..............        $28.80        $28.00          $27.61            $26.87        $25.96

Total Assets......................................    $1,335,899    $1,316,038      $1,252,090        $1,249,106    $1,250,092
Long-term Debt....................................       335,451       356,918         361,829           362,040       389,245
Cumulative Preferred Stock........................        56,030        56,030          56,030            56,030        69,030
Common Equity.....................................       484,406       472,180         477,104           471,709       454,239

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K Annual Report.

      ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      ------   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

COMPETITION/DEREGULATION

CH Energy Group, Inc.

      As part of the Holding Company Restructuring, all of the outstanding shares of Central Hudson common stock were exchanged on a share-for-share basis for shares of the Corporation and Central Hudson became a subsidiary of the Corporation. Certificates for shares of Central Hudson common stock are automatically valid as certificates of the Corporation and do not have to be replaced. The transfer does not affect the value of the stock or the Corporation's dividend policy. The Corporation trades on the New York Stock Exchange under the symbol "CHG."

      The holding company structure was formed to permit quick response to changes in the evolving competitive energy industry. The new structure permits the use of financing techniques that are better suited to the particular requirements, characteristics and risks of competitive operations without affecting the capital structure or creditworthiness of Central Hudson. This increases the Corporation's financial flexibility by allowing it to establish different capital structures for each of its individual lines of business.

      The Corporation is not an operating entity.  The
Corporation's operations are being conducted through its principal affiliates, Central Hudson and Services as described under the captions "Central Hudson" and "Other Affiliates of the Corporation" in Item 1 hereof.

      Central Hudson remains subject to regulation of retail rates by the PSC and wholesale rates by the FERC. However, as a result of competition/deregulation initiatives and policy changes instituted by these agencies, Central Hudson is experiencing increased electric and gas competition as described in Item 1 hereof.


Competitive Opportunities Proceeding Settlement Agreement

      For a discussion of the Agreement approved by the PSC in its Competitive Opportunities Proceeding and a discussion of the impact of the Agreement on the Corporation's Accounting Policies, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 - "Regulatory Matters" hereof.

FERC - Electric

      For information with respect to the establishment of the ISO and Reliability Council and termination of the NYPP, the caption
"Independent System Operator" of Note 2 herein.

Natural Gas - PSC Restructuring Policy Statement

      In November 1998, the PSC, by Order, issued its "Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment" which sets forth the PSC's view of how best to ensure a competitive market for natural gas in New York State. That Order required local distribution companies ("LDCs") to cease assigning capacity to migrating customers no later than April 1, 1999, and indicated LDCs will also be provided a reasonable opportunity to recover strandable capacity costs. LDCs are also required to develop individual plans to effectuate the changes required by the PSC and each LDC must address gas supply and stranded cost strategies, rates and customer education. In such Order, the PSC also identified several generic issues related to the gas industry which must be addressed. The PSC has indicated a desire to address these issues through collaborative sessions on a state-wide basis.

The Year 2000 Issue - Central Hudson

      Certain computer systems and programs were designed to identify the year with two digits. Concern existed prior to 2000 that such systems might read dates in the year 2000 and thereafter as if those dates represent the year 1900 or thereafter. As a result, errors would occur because computers would not distinguish between 1900 and 2000. All mainframe and personal computers, and related system, application code and process control systems using embedded chip technology could have been adversely affected by the use of two digit definitions for the identification of the year component of date information. If such adverse effects were not successfully remediated before December 31, 1999, interruption to Central Hudson's electric and/or natural gas service could have occurred, with attendant lost revenues and adverse customer relations impacts.

      Central Hudson, in 1998, began a project ("Project") to remediate the year 2000 computer problems affecting all aspects of its operations. As a result of the Project, Central Hudson did not experience any interruptions to its critical operational or customer systems on January 1, 2000 or thereafter as a result of this year 2000 computer problem.

      The total cost of the Project was estimated not to exceed
$3.0 million.  The actual cost of the Project was approximately

$2.8 million, of which $1.3 million was expended in 1999 and $1.5 million was expended in 1998.

      None of the Corporation's other competitive business affiliates were affected as a result of the Year 2000 issue.

Rate Proceedings - Central Hudson

      Electric

      See the caption "Competitive Opportunities Proceeding
Settlement Agreement" in Note 2 hereof.

      Gas

      Central Hudson currently does not have a gas rate case on file with the PSC. Central Hudson will continue to monitor the financial position of its gas business to determine the necessity of filing a gas rate case in the future.

CAPITAL RESOURCES AND LIQUIDITY

Construction Program - Central Hudson

      As shown in the Consolidated Statement of Cash Flows, the cash expenditures related to Central Hudson's construction program amounted to $46.5 million in 1999, a $1.4 million increase from the $45.1 million expended in 1998. As shown in the table below, cash construction expenditures for 2000 are estimated to be $59.1 million, an increase of $12.6 million compared to 1999 expenditures.

      In 2000, Central Hudson expects to satisfy its external funding requirements, either through short-term borrowings or issuances of Medium Term Notes.

      Central Hudson's estimates of construction expenditures, internal funds available, mandatory and optional redemption or repurchase of long-term securities, and working capital requirements for 2000 are set forth in the following table:

                                                                   2000
                                                                   ----
                                                              (In Thousands)
Construction Expenditures*
  Cash Construction Expenditures..................                $59,100

Internal Funds Available..........................                 55,200
                                                                   ------
Balance of Construction Requirements to be
 Financed..........................................                 3,900
                                                                   ------
Mandatory Refunding of Long-Term Securities
  Long-Term Debt...................................                35,100

Other Cash Requirements............................                 3,000

Equity Transfers to the Corporation for Competitive
 Business Affiliates...............................                38,000
                                                                   ------
    Total Cash Requirements........................               $80,000
                                                                   ======

* Excluding the equity portion of Allowance for Funds Used During
  Construction ("AFDC"), a noncash item.

     Estimates of construction expenditures are subject to continuous review and adjustment, and actual expenditures may vary from estimates. These construction expenditures include capitalized overheads, nuclear fuel and the debt portion of AFDC and assume that the planned divestiture of the Roseton and Danskammer Plants occurs on or about January 1, 2001. The actual date of divestiture is likely to occur in the first quarter of 2001 at the earliest.

     As shown in the table above, it is presently estimated that funds available from internal sources will finance 93% of Central Hudson's cash construction expenditures in 2000. During this same period, total external financing requirements of Central Hudson are projected to amount to $80 million, of which $35.1 million is related to mandatory redemption of long-term securities and $38.0 million is related to the equity transfers to the Corporation for allocation to the Corporation's competitive business affiliates.

Capital Structure

     Since 1996 Central Hudson maintained its common equity ratio between 50-53%, which range was targeted in order to maintain a solid A senior debt rating. Central Hudson's senior debt ratings, all reaffirmed during 1999, are A2 by Moody's Investors Service and A by Standard and Poor's Corporation, Duff & Phelps Credit Rating Company and Fitch/IBCA.

     Central Hudson, under the terms of the Agreement, will divest its fossil generation assets no later than June 30, 2001. A portion of the proceeds of such divestiture is planned to be used to redeem a portion of the existing debt of Central Hudson. While the total proceeds to be realized and portion of such proceeds to be used for debt reduction cannot be accurately predicted, Central Hudson intends to redeem sufficient debt to maintain a strong investment grade rating after divestiture. The capital structure required to realize this goal will depend on the still-evolving policies of the credit rating agencies, the perceived risk profile of Central Hudson after divestiture, and its prospective financial ratios.

     Central Hudson represents 93% of the Corporation's capital structure, which is set forth below at the end of 1999, 1998 and 1997:

                                     Year-end Capital Structure
                                     --------------------------
                                    1999          1998           1997
                                    ----          ----           ----
Long-term debt...........           38.6%         41.0%(a)       40.5%
Short-term debt..........            5.2           1.9            -
Preferred stock..........            5.8           6.1            6.3
Common equity............           50.4          51.0           53.2
                                   -----         -----          -----
                                   100.0%        100.0%         100.0%
                                   =====         =====          =====

(a) Excludes $16.7 million of bonds issued through the New York
    Energy Research and Development Authority ("NYSERDA") on
    December 2, 1998, see Note 7 - "Capitalization - Long-Term
    Debt."

Financing Program of the Corporation and Central Hudson

     Central Hudson's Stock Purchase Plan, which can be either an original issue plan or an open market purchase plan and is currently an open-market purchase plan, was assumed by the Corporation upon the Holding Company Restructuring.

     Central Hudson has petitioned the PSC to amend the Agreement to extend the time in which it may transfer up to $100 million to its competitive business affiliates. Currently, such transfer must be made prior to the Holding Company Restructuring. The petition requests an extension prior to the receipt of proceeds from the auction of Central Hudson's fossil generation assets. Approximately $51.5 million has been transferred to such affiliates as of December 31, 1999. Central Hudson may, pursuant to this authorization, issue, not later than June 30, 2001, up to $100 million of new securities, including up to one million shares of common stock in furtherance of its business plan.

     The Corporation has established a program to repurchase up to one million shares of its Common Stock and future repurchases will be established as conditions warrant.

     For a discussion of Central Hudson's refinancings on August 3, 1999 of its 1984 7 3/8% Series and 1985 and 1987 Series
A and B Pollution Control Revenue Bonds, and the issuance and sale of unsecured Medium Term Notes, Series C, on January 15,
1999 and January 31, 2000, see Note 7 hereof.

     During 2000, two Central Hudson debt series totaling $35 million will mature. Additionally, Central Hudson will be required to finance a portion of its planned construction expenditures externally, as discussed above, along with potential transfers of up to $50 million of additional equity to the competitive business affiliates. These cash requirements will be financed by a combination of temporary cash reserves, short-term borrowing and the issuance of Medium Term Notes.

     In addition to the potential equity transfers from Central Hudson, the competitive business affiliates will fund their acquisitions in 2000 through the Corporation's $50 million revolving credit agreement, discussed under the subcaption "Short-Term Debt."

     For more information with respect to Central Hudson's financing program in general, see Note 6 - "Capitalization -
Capital Stock" and Note 7 - "Capitalization - Long-Term Debt."


Short-Term Debt

     As part of the Holding Company Restructuring, the Corporation has established a revolving credit agreement with three commercial banks for borrowing up to $50 million through December 4, 2001.

     As more fully discussed in Note 5 - "Short-Term Borrowing Arrangements" hereof, Central Hudson has a revolving credit agreement with four commercial banks for borrowing up to $50 million through October 23, 2001. In addition, Central Hudson has several committed and uncommitted bank facilities ranging from $.5 million to $50 million from which it may obtain short-term financing. Such agreements give Central Hudson competitive options to minimize its cost of short-term borrowing. Authorization from the PSC limits the amount Central Hudson may have outstanding at any time under all of its short-term borrowing arrangements to $52 million in the aggregate.

     Services has short-term lines of credit totaling
$10.5 million.

RESULTS OF OPERATIONS

     The following discussion and analysis includes an explanation of the significant changes in revenues and expenses when comparing the 1998 results of Central Hudson to the 1999 results of the Corporation and the 1998 results of Central Hudson to the 1997 results of Central Hudson. Additional information relating to changes between these years is provided in the Notes.

Earnings

     Earnings per share of common stock are shown after provision for dividends on preferred stock and are computed on the basis of the average number of common shares outstanding during the year. The number of common shares, the earnings per share and the rate of return earned on average common equity are as follows:

                                               1999        1998        1997
                                               ----        ----        ----
Average shares outstanding (000s)..           16,862      17,034      17,435
Earnings per share*................           $ 2.88      $ 2.90      $ 2.97
Return earned on common equity
 per financial statements..........            10.0%       10.3%       10.8%

*See Note 10 - "Segments and Related Information" for earnings per share of the competitive business affiliates.


     Earnings per share in 1999, when compared to 1998, decreased $.02 per share. This decrease resulted primarily from increased employee welfare costs due to a favorable premium adjustment recorded in 1998, plus an increase in 1999 in labor costs charged to operations expense instead of capital construction costs. In addition, the decrease was due to increased depreciation on Central Hudson's plant and equipment and an increase in maintenance costs due largely to scheduled maintenance performed on one of the electric generating plants.

     The decreased earnings in 1999 were partially offset by the net effect of various nonrecurring items, including the sale of the Corporation's New York Stock Exchange symbol in 1999 and, in 1998, the write-off of nonrecoverable purchased power expenses. Additional offsets include increases in electric net operating revenues from an increase in own-territory sales due largely to warmer summer weather (cooling degree days were 32% higher than last year) and from sales of electricity for resale. These increases were reduced, in accordance with the Agreement's return on equity cap provision, by the deferral of revenues in excess of the cap. Gas net operating revenues remained flat compared to last year. Firm gas sales increased by 8%; however, the resulting increase in net operating revenues in 1999 was offset by the effect of a favorable reconciling gas cost adjustment recorded in 1998. A further offsetting item is the favorable impact of Central Hudson's common stock repurchase program of $.03.

     Earnings per share in 1998 when compared to 1997 decreased $.07 per share. This decrease resulted primarily from the net effect of nonrecurring items recorded in 1998 and 1997. The 1998 nonrecurring items are the final provision for the nonrecoverable portion of a purchased power contract and the gain on the sale of an investment. Nonrecurring items in 1997 included the recording of tax adjustments from the favorable settlement of various Internal Revenue Service ("IRS") audits and the initial provision for the nonrecoverable portion of a purchased power contract. Also contributing to the decrease was increased depreciation on Central Hudson's plant and equipment and decreased net operating revenues. The reduction in net operating revenues was primarily from a decrease in gas usage by residential, commercial and industrial customers due to milder weather. Heating billing degree days, as compared to 1997, were 11% lower in 1998.

     These decreased earnings in 1998 were partially offset by the favorable earnings impact of decreased operation and maintenance expenses, including a reduction in employee compensation due to fewer employees and associated employee welfare costs and the favorable impact of Central Hudson's common stock repurchase program of $.07.

     The Corporation has established a projection for earnings in calendar year 2000 of $2.97 per share. This projected level, which is $.09 per share above the actual 1999 level of $2.88 per share, reflects the planned transfer of equity capital from Central Hudson's operations to competitive business affiliates over the course of the year. These transfers will fund expansion of competitive business affiliates into new competitive energy markets to take advantage of opportunities expected to develop due to industry restructuring. As a result of the Corporation's strong financial condition and conservative dividend policy, the Corporation expects that new business development activities will not impact the Corporation's ability to maintain the current level of dividend, although no assurances can be given.


Operating Revenues

     Total operating revenues increased $18.5 million (4%) in 1999 as compared to 1998 and decreased $16.8 million (3%) in 1998, as compared to 1997.

     See the table below for details of the variations:

                                            Increase or (Decrease) from Prior Year
                                            --------------------------------------
                                                   1999                                 1998
                                    --------------------------------      --------------------------------
                                    Electric      Gas         Total       Electric      Gas          Total
                                    --------      ---         -----       --------      ---          -----
                                                               (In Thousands)
Operating Revenues*
  Customer sales.............       $  7,527    $ 8,432     $ 15,959      $   770    $(12,797)    $(12,027)
  Sales to other utilities...          2,254       (436)       1,818        6,991         561        7,552
  Fuel cost adjustment.......          8,473      2,727       11,200        1,743      (8,172)      (6,429)
  Deferred revenues..........        (10,195)    (1,844)     (12,039)      (7,013)      1,563       (5,450)
  Miscellaneous..............          1,243        290        1,533         (412)        (42)        (454)
                                      ------      -----       ------       ------      ------       ------
      Total................         $  9,302    $ 9,169     $ 18,471      $ 2,079    $(18,887)    $(16,808)
                                      ======      =====       ======       ======      ======       ======


*These operating revenues reflect only Central Hudson revenues since the competitive business affiliates' earnings are included based on the equity method of accounting.

Sales - Central Hudson

     Central Hudson's sales vary seasonally in response to weather. Generally, electric revenues peak in the summer and gas revenues peak in the winter.

     Sales of electricity within Central Hudson's service territory, including electricity supplied by others, increased 4% in 1999 compared to 1998 primarily due to the hotter weather in 1999. Cooling degree days in 1999 were 32% higher than in 1998. In 1998, electric sales to residential, commercial and industrial customers increased 1%, 3% and 2%, respectively.

     Sales of firm natural gas within Central Hudson's service territory, including gas supplied by others, increased by 8% from 1998 to 1999 resulting, in part, from a 3% increase in heating degree days due to colder weather experienced in 1999.

     Firm sales of natural gas (which excludes interruptible and transportation sales) decreased 10% in 1998 due primarily to a decrease in usage by residential and commercial customers largely due to the unseasonable weather conditions experienced in 1998.

     Changes in sales from prior years by major customer
classification, including interruptible gas sales are set forth below.  Also included are the changes related to energy delivery service.
                             % Increase (Decrease) from Prior Year
                             -------------------------------------
                                Electric (MWh)             Gas (Mcf)
                                --------------             ---------
                               1999        1998        1999         1998
                               ----        ----        ----         ----
Residential...........           6           1           6          (11)
Commercial............           5           3           7           (7)
Industrial............           1           2          11          (15)
Interruptible.........          N/A         N/A         14          (15)

     Residential and Commercial Sales: Residential electric and gas sales are primarily affected by the growth in the number of customers and the change in customer usage. In 1999, sales of electricity to residential customers increased 6% due to an increase in usage per customer. Commercial sales increased 5% resulting primarily from a 3% increase in usage per customer. Hotter weather conditions (cooling degree days were 32% higher) contributed to the increase in residential and commercial sales of electricity. Sales of gas to residential customers increased 6% due primarily to a 5% increase in usage per customer. Commercial sales increased 7% due to a 5% increase in usage per customer and a 2% increase in the number of customers.

     In 1998, sales of electricity to residential customers increased 1% due primarily to an increase in usage per customer. Commercial electric sales increased 3% which was largely the result of an increase in the number of customers. Unseasonable weather conditions (billing degree days were 11% lower) was a significant factor in the decrease in residential and commercial sales of gas. Sales of gas to residential customers decreased 11% due to the net effect of a 12% decrease in usage per customer and a 1% increase in the number of customers. Commercial sales decreased 7% due to the net effect of a 10% decrease in usage per customer and a 3% increase in the number of customers.

     Industrial Electric Sales: In 1999, as compared to 1998, industrial electric sales increased 1%. In 1998, as compared to 1997, industrial electric sales increased 2% primarily due to increases in usage by several large industrial customers.

     Industrial Gas Sales: In 1999, firm gas sales to industrial customers increased 11% primarily because of an increase in usage by a large industrial customer. Firm gas sales to industrial customers for 1998 decreased 15% primarily because of decreased usage by a large industrial customer and conversion of several customers to firm transportation service.

     Interruptible Gas Sales: In 1999, interruptible gas sales, including transportation and boiler fuel, increased 14% largely due to an increase in boiler gas usage for electric generation. Interruptible gas sales decreased 15% in 1998, due largely to a decrease in natural gas sold for use as a boiler fuel for electric generation. The use of gas as a boiler fuel at the Roseton Plant is dependent upon its economic benefit as compared to the use of oil for generation or the purchase of electricity to meet Central Hudson's load requirements. Due to sharing arrangements, as described in the caption "Incentive Arrangements" of Item 7 hereof that are in place for interruptible gas sales and interruptible transportation of customer-owned gas, variations from year to year typically have a minimal impact on earnings.


Incentive Arrangements

     Pursuant to certain incentive formulas approved by the PSC, Central Hudson either shares with its customers, certain revenues and/or cost savings exceeding defined predetermined levels, or is penalized in some cases for shortfalls from the targeted levels or defined performance standards.

     Incentive formulas are in place for fuel cost variations, sales of electricity to other utilities, interruptible gas sales, gas capacity release transactions and customer satisfaction, electric reliability and keeping customer appointments.

     The net results of these incentive formulas were to increase pretax earnings by $2.3 million, $1.0 million and $700,000 during 1999, 1998, and 1997, respectively.

Operating Expenses

      Changes from the prior year in the components of Central
Hudson's operating expenses are listed below:

                                           Increase or (Decrease)
                                               from Prior Year
                                    ----------------------------------------
                                            1999                 1998
                                            ----                 ----
                                       Amount     %         Amount     %
                                       ------    ---        ------    ---
                                               (In Thousands)
Operating Expenses*:
  Fuel and purchased
   electricity...............        $ 6,318      5       $  3,280       3
  Purchased natural gas......          8,993     20        (16,550)    (27)
  Other expenses of
   operation.................          2,366      3         (4,972)     (5)
  Maintenance................          1,309      5           (670)     (2)
  Depreciation and
   amortization..............          1,353      3          1,696       4
  Taxes, other than
   income tax................            811      1         (1,421)     (2)
  Federal income tax.........         (2,017)   (17)           585       2
                                      ------     --         ------      --
          Total..............        $19,133      4%      $(18,052)     (4)%
                                      ======     ==         ======      ==

*These operating expenses reflect only Central Hudson expenses since the competitive business affiliates' earnings are included in other income based on the equity method of accounting.

      The most significant elements of operating expenses are fuel and purchased electricity in Central Hudson's electric department and purchased natural gas in Central Hudson's gas department. Approximately 31% in 1999, and 30% in 1998 of every revenue dollar billed by Central Hudson's electric department was expended for the combined cost of fuel used in electric generation and purchased electricity. The corresponding figures in Central Hudson's gas department for the cost of purchased gas were 57% and 53%, respectively.

      In an effort to keep the cost of electricity at the lowest reasonable level, Central Hudson purchases energy from sources such as the ISO, Canadian hydro sources and energy marketers whenever energy can be purchased at a unit cost lower than the incremental cost of generating the energy in Central Hudson's plants.

      Fuel and purchased electricity increased $6.3 million (5%) in 1999 due to the increase in electric sales as well as sales of electricity for resale.

      Purchased natural gas costs increased $9.0 million (20%) in 1999 largely due to higher firm and interruptible gas sales, including gas used as a boiler fuel. Purchased natural gas decreased $16.6 million (27%) in 1998 primarily due to lower firm and interruptible gas sales, including gas used as a boiler fuel. Other expenses of operation increased by $2.4 million (3%) in 1999 largely due to an increase in employee welfare costs and an increase in the amount of labor costs charged to operations instead of capital construction activities. The increase in employee welfare costs is primarily due to the effect of a favorable premium adjustment recorded in 1998. In 1998 other expenses of operations decreased $5.0 million (5%) resulting from decreased employee compensation due to fewer employees and associated fringe benefits. See Note 4 - "Federal Income Tax," hereof for an analysis and reconciliation of the federal income tax.

Other Income and Interest Charges

      Other income and deductions increased $2.2 million in 1999 as compared to 1998. The net increase results primarily from income (nonrecurring) derived from the sale of the Corporation's stock symbol; interest earned on proceeds held in escrow from debt issued for the scheduled refinancing of existing debt and an increase in carrying charges due Central Hudson on accumulated pension expense credits (noncash) used to reduce customer rates. The net increase in other income was also offset by increases in federal income tax, a reduction in allowance for funds used during construction and a reduction in equity earnings from competitive business affiliates. The reduction in competitive business affiliates' earnings is due to start-up costs of the generating plants acquired by Resources and a nonrecurring item recorded in 1998 for the gain on the sale of an investment. In 1998 other income and deductions decreased $3 million (27%), primarily due to interest refunded in 1997 from the settlement of various IRS audits.

      Total interest charges (excluding AFDC) increased $2.3 million (8%) in 1999 and increased $1.0 million (4%) in 1998 because of an increase in financing activity. Interest earned on the escrow funds discussed above largely offset the increase in interest on debt in 1999.

      The following table sets forth some of the pertinent data on the Corporation's outstanding debt:
                                            1999        1998        1997
                                            ----        ----        ----
                                                   (In Thousands)
Long-term debt:
  Debt retired................           $ 25,818    $     90    $     85
  Outstanding at year-end:*
   Amount (including current
    portion)..................            371,180     396,998     363,744
   Effective rate.............              6.43%       6.56%       6.78%
Short-term debt:
  Average daily amount
   outstanding ...............           $ 10,274    $  1,171    $  1,692
  Weighted average
   interest rate .............              6.22%       5.51%       5.54%

*Including debt of competitive business affiliates of $9.0 million in 1998 and $7.6 million in 1997.

See Note 5 - "Short-Term Borrowing Arrangements" and Note 7 -
"Capitalization - Long-Term Debt" hereof for additional information on short-term and long-term debt of the Corporation.

Nuclear Operations

     Nine Mile 2 Plant: The Nine Mile 2 Plant is owned, as tenants-in-common, by Central Hudson, Niagara Mohawk, New York State Electric & Gas Company ("NYSEG"), Long Island Lighting Company ("LILCO"), a subsidiary of the Long Island Power Authority ("LIPA"), and Rochester Gas and Electric Corporation ("Rochester"). Niagara Mohawk operates the Nine Mile 2 Plant.

     Central Hudson owns a 9% interest of the Nine Mile 2 Plant, which is discussed in Note 3 - "Nine Mile 2 Plant."

     Central Hudson's share of operating expenses, taxes and depreciation pertaining to the operation of the Nine Mile 2 Plant are included in the Corporation's financial results. In both 1999 and 1998, underruns in costs of operations and maintenance expenses were entirely deferred for the future benefit of customers (see Note 2 - "Regulatory Matters").

     For a discussion of the agreements among and proposals of Niagara Mohawk, NYSEG and Rochester regarding disposition of their interests in the Nine Mile 2 Plant, see Note 3 hereof.

     In August 1997, the PSC Staff issued a "Notice Soliciting Comments on Nuclear Generation" requesting comments and alternative approaches by interested parties on a "Staff Report on Nuclear Generation" ("Nuclear Report"). The Nuclear Report concludes that nuclear generation along with non-nuclear generation facilities, should be subject to the discipline of market-based pricing.

     In March 1998, the PSC initiated a proceeding to examine a number of issues raised by the Nuclear Report and the comments received in response to it. In reviewing the Nuclear Report and parties' comments, the PSC, among others: (a) adopted, as a rebuttable presumption, the premise that nuclear power should be priced on a market basis to the same degree as power from other sources, with parties challenging that premise having to bear a substantial burden of persuasion, (b) characterized the proposals in the Staff paper as by and large consistent in concept with the PSC's goal of a competitive, market-based electricity industry, and (c) questioned PSC Staff's position that would leave funding and other decommissioning responsibilities with the sellers of nuclear power interests. The parties in this proceeding developed a consensus report that discusses ownership and rate-making alternatives for future consideration, which report was submitted to the PSC in June 1999.

     For information on the NRC Plant Performance Review of Nine
Mile 1 and Nine Mile 2 Plants, see Note 3 - "Nine Mile 2 Plant" hereof.

     Nuclear Decommissioning: A decommissioning study for the Nine Mile 2 Plant was completed in 1995. The study's estimate of the cost to decommission that Plant is significantly higher than previous estimates. The Corporation believes that decommissioning costs, if higher than currently estimated, will ultimately be recovered in rates by Central Hudson, although no such assurance can be given. However, future developments in the utility industry, including the effects of deregulation and increasing competition, could change this conclusion. The Corporation cannot predict the outcome of these developments.
For further information on decommissioning, see Note 3 - "Nine
Mile 2 Plant."

     In February 1996, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. Over the past four years, this exposure draft has been the source of continual debate. The FASB has committed to completing this project and is proceeding toward issuance of another exposure draft expected in the first quarter of 2000 with an effective date for financial statements for fiscal years beginning after June 15, 2001. If the accounting standard proposed in such exposure draft is adopted, it could result in higher annual provisions for removal or decommissioning to be recognized earlier in the operating life of nuclear and other generating units and an accelerated recognition of the decommissioning obligation. The FASB is continuing to explore various issues associated with this project including liability measurement and recognition issues. The FASB is deliberating this issue and the resulting final pronouncement could be different from that proposed in the exposure draft. The Corporation can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of the Corporation.

     The NRC issued a policy statement on the Restructuring and Economic Deregulation of the Electric Utility Industry ("Policy Statement") in 1997. The Policy Statement addresses NRC's concerns about the adequacy of decommissioning funds and about the potential impact on operational safety and reserves. It gives the NRC the right, in highly unusual situations where adequate protection of public health and safety would be compromised, to consider imposing joint and several liability on minority co-owners when one or more co-owners have defaulted on their contractual obligations. On January 5, 1999, the NRC commenced a rulemaking proceeding initiated by a group of utilities which are non-operating joint owners of nuclear plants. These utilities request that the enforcement provisions of the NRC regulations be amended to clarify NRC policy regarding the potential liability of joint owners if other joint owners become financially incapable of bearing their share of the burden for safe operation or decommissioning of a nuclear power plant. Current NRC regulations allow a utility to set aside decommissioning funds annually over the estimated life of a plant. In addition to the above Policy Statement, the NRC is proposing to amend its regulations on decommissioning funding to reflect conditions expected from deregulation of the electric power industry. Central Hudson is unable to predict how such increased stringency may affect the results of operations or financial condition of the Nine Mile 2 Plant.

     Refueling Outage: The Nine Mile 2 Plant is scheduled to commence its seventh refueling outage March 3, 2000.

Other Matters

     New Accounting Standards: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. The Corporation currently owns derivative instruments under an energy trading risk management program implemented in 1999 to manage the price risks associated with fuel purchases for generation, natural gas purchases for native load customers and wholesale power transactions. The Corporation uses various financial instruments, such as futures, options, swaps, caps, floors and collars to stabilize the price volatility of these commodities. At this time, the Corporation believes that the hedging program will not have a material impact on its financial position or results of operations.

     The FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" in June 1999, amending SFAS 133 to defer the effective date by one year to all fiscal quarters of all fiscal years beginning after June 15, 2000. This proposed change is made in response to requests to consider delaying the effective date to provide more time to study, understand and implement the provisions of the SFAS 133.

     For information about market risk and activities relating to derivative financial instruments and other financial instruments, see Item 7A - "Quantitative and Qualitative Disclosure about
Market Risk."

     Other Issues: On an ongoing basis, Central Hudson assesses environmental issues which could impact Central Hudson and its customers. Note 3 - "Nine Mile 2 Plant" and Note 9 - "Commitments and Contingencies" discuss current environmental issues affecting Central Hudson, including (i) the 1995 decommissioning cost study of the Nine Mile 2 Plant, (ii) the Clean Water Act and the CAA Amendments, which Amendments require control of emissions from fossil-fueled electric generating units, and air opacity settlements, (iii) a lawsuit filed against Central Hudson by the Riverkeeper, Inc., (iv) the environmental initiatives of the New York State Governor, (v) the investigation by the New York State Attorney General of older New York State power plants for possible violation of air emission rules and
(vi) a legal action filed in 1995 against Central Hudson by the City of Newburgh, New York.


FINANCIAL INDICES

     Selected financial indices for the last five years are set forth in the following table:

                                                                     1999    1998    1997    1996    1995
                                                                     ----    ----    ----    ----    ----

Pretax coverage of total interest charges:
     Including AFDC.....................................             3.59x   3.83x   3.94x   4.08x   3.68x
     Excluding AFDC.....................................             3.30x   3.54x   3.69x   3.83x   3.43x
     Funds from Operations..............................             4.34x   4.39x   5.18x   5.29x   4.69x

Pretax coverage of total interest
 charges and preferred stock dividends..................             3.09x   3.27x   3.37x   3.47x   2.97x

Percent of construction expenditures
 financed from internal funds...........................             100%    100%     100%    100%    100%

AFDC and Mirror CWIP* as a percentage
 of income available for common stock...................              19%     17%     13%      13%     16%

Effective tax rate......................................              36%     35%      32%     36%     35%

*Refer to Note 2 - "Regulatory Matters" under the caption "Summary of Regulatory Assets and Liabilities" and the subcaptions "Deferred Finance Charges and Deferred Nine Mile 2
 Plant Costs" for a definition of Mirror CWIP.


COMMON STOCK DIVIDENDS AND PRICE RANGES

     Central Hudson and its principal predecessors have paid dividends on its common stock in each year commencing in 1903, and such common stock has been listed on the New York Stock Exchange since 1945. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

                         1999                            1998
             ------------------------------   --------------------------
               High       Low      Dividend    High       Low   Dividend
               ----       ---      --------    ----       ---   --------
1st Quarter  $45         35 3/4      .54     $43 3/4    $39 5/8  $.535
2nd Quarter   42 3/8     35 15/16    .54      46         38 7/8   .535
3rd Quarter   42 3/4     38 7/8      .54      47 1/16    40 7/8   .54
4th Quarter*  40 1/4     31 7/8      .54      45 1/8     39 7/8   .54

*On December 15, 1999, the Holding Company Restructuring took place.

     On June 26, 1998, Central Hudson increased its quarterly dividend rate to $.54 per share from $.535 per share. In 1999, Central Hudson maintained its quarterly dividend rate at $.54 per share.

     Following the Holding Company Restructuring, all future declarations of dividends will be made by the Corporation. Any determination with regard to future dividend declarations, and the amounts and dates of such dividends, will depend on the circumstances at the time of consideration of such declaration.

     The Agreement provides certain dividend payment restrictions on Central Hudson, including the following: in the event of a downgrade of Central Hudson senior debt rating below BBB+ by more than one credit rating agency, if the stated reason(s) for the downgrade is the performance of, or concerns about, the financial condition of the Corporation or any affiliate other than Central Hudson, dividends will be limited to a rate of not more than 75% of the average annual income available for dividends on a two-year rolling average basis. In the event that Central Hudson's senior debt is placed on "Credit Watch" (or the equivalent) for a rating below BBB by more than one credit rating agency, if the stated reason(s) for the downgrade is the performance of, or concerns about, the financial condition of the Corporation or any affiliate other than Central Hudson, dividends will be limited to a rate of not more than 50% of the average annual income available for dividends on a two-year rolling average basis. In the event of a downgrade of Central Hudson's senior debt rating below BBB- by more than one credit rating agency, if the action is stated as being due in substantial part to the performance of, or concerns about, the financial condition of the Corporation or any affiliate other than Central Hudson, no dividends will be paid by Central Hudson until Central Hudson's senior debt rating has been restored to BBB- or higher by all credit rating agencies then rating Central Hudson.

     The number of registered holders of common stock of the Corporation as of December 31, 1999, was 20,472. Of these, 19,757 were accounts in the names of individuals with total holdings of 4,746,116 shares, or an average of 240 shares per account. The 715 other accounts, in the names of institutional or other non-individual holders, for the most part, hold shares of common stock for the benefit of individuals.

     ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
     -------   MARKET RISK
               ---------------------------------------------

     The Corporation's primary market risks are commodity price risk and interest rate risk and, lie principally, in terms of materiality, with Central Hudson, its principal affiliate company. However, Central Hudson's exposure to commodity price risk related to its purchases of natural gas, fuel for electric generation and other power supplies is mitigated by its electric and gas cost adjustment clauses. These adjustment mechanisms provide for the return or collection of costs to or from customers for costs below or in excess of base costs included in rates charged to customers. Additionally, variations in electric fuel costs are subject to a fuel costs incentive mechanism with an annual exposure of up to $3.0 million in additional revenues or costs.

     In 1999, Central Hudson implemented an energy risk management program (assumed by the Corporation upon the Holding Company Restructuring) with its primary goal being to further manage, through the use of defined risk management practices, price risk associated with commodity purchases in its operations. The Corporation's written policy and procedures for this program allows for the use of derivative financial instruments to hedge price risk and prohibits the use of these instruments for speculative purposes. Additionally, the PSC in a Memorandum and Resolution ("Resolution"), effective April 13, 1999, authorized the inclusion of risk management costs as a recoverable component of the Gas Adjustment Clause ("GAC"). The Resolution defines these costs as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with other risk management entities."

     Central Hudson, starting in September 1999, purchased derivative instruments to hedge a small portion of its total gas supply requirements for the period November 1999 through October 2000. The fair value of these derivative financial instruments at December 31, 1999 is not material to the Corporation's financial position or results of operations. Additionally, resultant transaction gains and losses actually realized in 1999 were included in Central Hudson's GAC, as authorized by the PSC. With regard to electric energy operations, Central Hudson and Services have begun to enter into derivative instruments to hedge purchased electric transactions. There were no electric derivative instruments outstanding at December 31, 1999, and the transactions occurring in 1999 were not material to the Corporation's financial position or results of operations.

     Central Hudson manages its interest rate risk through the issuance of fixed-rate debt with varying maturities and through economic refundings of debt through optional refunding. A portion of Central Hudson's long-term debt consists of variable rate debt for which interest is reset on a periodic basis reflecting current market conditions. The difference between costs associated with actual interest rates and costs embedded in customer rates are deferred for eventual passback or recovery to or from customers.

     ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     ------    -------------------------------------------

I - Index to Financial Statements:                                Page
                                                                  ----
       Report of Independent Accountants                           50
       Statement of Management's Responsibility                    51
       Consolidated Statement of Income for the
         three years ended December 31, 1999                       53
       Consolidated Statement of Retained Earnings
         for the three years ended December 31, 1999               55
       Consolidated Balance Sheet at
         December 31, 1999 and 1998                                56
       Consolidated Statement of Cash Flows for the
         three years ended December 31, 1999                       58
       Notes to Consolidated Financial Statements                  60
       Selected Quarterly Financial Data (Unaudited)              101

II - Schedule II - Reserves

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Supplementary Data

     Supplementary data is included in "Selected Quarterly
Financial Data (Unaudited)" referred to in I above and reference is made thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of CH Energy Group,
Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether or not the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










PRICEWATERHOUSECOOPERS LLP

New York, New York
January 28, 2000

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

     Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of CH Energy Group, Inc. and its competitive business affiliates (collectively, the "Corporation") as well as all other information contained in this Form 10-K Annual Report for the fiscal year ended December 31, 1999. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, in some cases, reflect amounts based on the best estimates and judgements of the Corporation's Management, giving due consideration to materiality.

     The Corporation maintains adequate systems of internal control to provide reasonable assurance, that, among other things, transactions are executed in accordance with Management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the Corporation are properly safeguarded. The systems of internal control are documented, evaluated and tested by the Corporation's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. Management believes that the Corporation has maintained an effective system of internal control over the preparation of its financial information including the consolidated financial statements of the Corporation as of December 31, 1999.

     Independent accountants were engaged to audit the consolidated financial statements of the Corporation and issue their report thereon. The Report of Independent Accountants, which is presented above, does not limit the responsibility of Management for information contained in the consolidated financial statements and elsewhere in this Form 10-K Annual Report.

     The Corporation's Board of Directors maintains a Committee on Audit which is composed of Directors who are not employees of the Corporation. The Committee on Audit meets with Management, the Internal Auditing Manager, and the Corporation's independent accountants several times a year to discuss internal controls and accounting matters, the Corporation's consolidated financial statements, the scope and results of the audits performed by the independent accountants and the Internal Auditing Department.
The independent accountants and the Internal Auditing Manager have direct access to the Committee on Audit.






PAUL J. GANCI                                DONNA S. DOYLE
Chairman of the Board, President             Vice President - Accounting
and Chief Executive Officer                  and Controller


                                                       February 4, 2000

CONSOLIDATED STATEMENT OF INCOME
(In Thousands)
                                            Year ended December 31,
                                       1999          1998           1997
                                       ----          ----           ----
Operating Revenues
  Electric...................       $427,809       $418,507       $416,429
  Gas........................         94,131         84,962        103,848
                                     -------        -------        -------
    Total Operating Revenues.        521,940        503,469        520,277
                                     -------        -------        -------
Operating Expenses
 Operation:
  Fuel used in electric
   generation................         85,848         84,688         66,117
  Purchased electricity......         45,731         40,573         55,864
  Purchased natural gas......         53,957         44,964         61,514
  Other expenses of operation         98,613         96,247        101,219
 Maintenance.................         28,213         26,904         27,574
 Depreciation and amortization
 (Note 1)....................         46,913         45,560         43,864
 Taxes, other than income
  tax........................         64,269         63,458         64,879
 Federal income tax
 (Note 4)....................         27,758         29,775         29,190
                                     -------        -------        -------
    Total Operating Expenses.        451,302        432,169        450,221
                                     -------        -------        -------
Operating Income.............         70,638         71,300         70,056
                                     -------        -------        -------
Other Income
  Equity Earnings - Competitive
   Business Affiliates.......              4            756            362
  Allowance for equity funds
   used during construction
   (Note 1)..................              -            585            387
  Federal income tax (Note 4)         (1,167)         1,187          2,953
  Other - net................         11,942          6,070          7,717
                                      ------         ------         ------
    Total Other Income.......         10,779          8,598         11,419
                                      ------         ------         ------
Income before Interest
  Charges....................         81,417         79,898         81,475
                                      ------         ------         ------


The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)
                                            Year ended December 31,
                                       1999          1998           1997
                                       ----          ----           ----
Interest Charges
 Interest on long-term debt..         24,151         23,115         23,097
 Other interest..............          4,860          3,639          2,647
 Allowance for borrowed
  funds used during
  construction (Note 1)......           (390)          (324)          (261)
 Amortization of expense on
  debt.......................            993            924            906
                                      ------         ------         ------
   Total Interest Charges....         29,614         27,354         26,389
                                      ------         ------         ------
Preferred Stock Dividends of
 Central Hudson..............          3,230          3,230          3,230
                                      ------         ------         ------
Net Income...................       $ 48,573       $ 49,314       $ 51,856
                                      ======         ======         ======
Common Stock:
  Average shares outstanding
  (000s).....................         16,862         17,034         17,435
  Earnings per share (basic
   and diluted)..............          $2.88          $2.90          $2.97

















The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(In Thousands)
                                            Year ended December 31,
                                        1999          1998          1997
                                        ----          ----          ----
Balance at beginning of
 year........................       $133,287       $120,540       $105,821

Net Income...................         48,573         49,314         51,856

Common Stock Retirement
  (cancellation).............        (12,642)             -              -

Dividends declared:
  On common stock ($2.16 per
   share 1999; $2.155 per
   share 1998; $2.135 per
   share 1997................        (36,422)       (36,567)       (37,137)
                                     -------        -------        -------

Balance at end of year.......       $132,796       $133,287       $120,540
                                     =======        =======        =======
















The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED BALANCE SHEET
(In Thousands)
                                                        December 31,

ASSETS                                                1999            1998
                                                      ----            ----
Utility Plant
  Electric...............................          $1,250,456     $1,222,743
  Gas....................................             164,767        158,165
  Common.................................             100,659         94,271
  Nuclear fuel...........................              42,847         42,317
                                                    ---------      ---------
                                                    1,558,729      1,517,496

  Less: Accumulated depreciation.........             638,910        597,383
        Nuclear fuel amortization........              38,354         35,381
                                                    ---------      ---------
                                                      881,465        884,732

  Construction work in progress..........              39,951         43,512
                                                    ---------      ---------
    Net Utility Plant....................             921,416        928,244
                                                    ---------      ---------
Other Property and Plant.................              31,544         19,059
                                                    ---------      ---------
Investments and Other Assets
  Prefunded pension costs................              46,038         40,218
  Other..................................              21,226         18,209
                                                    ---------      ---------
    Total Investments and Other Assets...              67,264         58,427
                                                    ---------      ---------
Current Assets
  Cash and cash equivalents..............              20,385         10,499
  Accounts receivable from customers -
   net of allowance for doubtful accounts;
   $2.9 million in 1999 and $2.4 million
   in 1998...............................              57,600         45,564
  Accrued unbilled utility revenues......              16,327         15,233
  Other receivables......................               4,092          4,555
  Materials and supplies, at average cost:
    Fuel.................................              19,053         11,797
    Construction and operating...........              12,432         11,790
  Special deposits and prepayments.......              17,533         34,823
                                                    ---------      ---------
    Total Current Assets.................             147,422        134,261
                                                    ---------      ---------
Deferred Charges
  Regulatory assets (Note 2).............             137,487        149,261
  Unamortized debt expense...............               5,016          5,062
  Other..................................              25,750         21,724
                                                    ---------      ---------
    Total Deferred Charges...............             168,253        176,047
                                                    ---------      ---------
           TOTAL ASSETS                            $1,335,899     $1,316,038
                                                    =========      =========

The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)
                                                           December 31,
CAPITALIZATION AND LIABILITIES                          1999           1998
                                                        ----           ----
Capitalization
 Common Stock Equity
   Common stock, $.10 par value
    (Note 6).............................          $    1,686     $   87,775
   Paid-in capital (Note 6)..............             351,230        284,465
   Retained earnings.....................             132,796        133,287
   Reacquired capital stock (Note 6).....                   -        (27,143)
   Capital stock expense.................              (1,306)        (6,204)
                                                    ---------      ---------
    Total Common Stock Equity............             484,406        472,180
                                                    ---------      ---------
 Cumulative Preferred Stock (Note 6)
   Not subject to mandatory redemption...              21,030         21,030
   Subject to mandatory redemption.......              35,000         35,000
                                                    ---------      ---------
    Total Cumulative Preferred Stock.....              56,030         56,030
                                                    ---------      ---------
 Long-term Debt (Note 7).................             335,451        356,918
                                                    ---------      ---------
    Total Capitalization.................             875,887        885,128
                                                    ---------      ---------
Current Liabilities
 Current maturities of long-term debt....              35,100         39,507
 Notes payable...........................              50,000         18,000
 Accounts payable........................              36,746         23,591
 Dividends payable.......................               9,913          9,913
 Accrued taxes and interest..............                (162)         6,334
 Accrued vacation .......................               4,344          4,400
 Customer deposits.......................               4,471          4,248
 Other...................................               7,545          7,932
                                                    ---------      ---------
    Total Current Liabilities............             147,957        113,925
                                                    ---------      ---------
Deferred Credits and Other Liabilities
 Regulatory liabilities (Note 2).........              87,039         81,065
 Operating reserves......................               6,294          5,995
 Other...................................              19,101         27,251
  Total Deferred Credits and                        ---------      ---------
   Other Liabilities.....................             112,434        114,311
                                                    ---------      ---------
Deferred Income Tax (Note 4).............             199,621        202,674
                                                    ---------      ---------
Commitments and contingencies
  (Notes 2, 3 and 9).....................           ---------      ---------

 TOTAL CAPITALIZATION AND LIABILITIES              $1,335,899     $1,316,038
                                                    =========      =========


The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)                                  Year ended December 31,
                                             1999        1998        1997
                                             ----        ----        ----
Operating Activities
  Net Income.......................       $ 48,573    $ 49,314    $ 51,856
  Adjustments to reconcile net
      income to net cash provided
      by operating activities:
       Depreciation and amortization
         including nuclear fuel
         amortization...............        51,186      49,011      48,348
     Deferred income taxes, net....          4,219        (116)     14,077
     Allowance for equity funds used
       during construction..........             -        (585)       (387)
     Nine Mile 2 Plant deferred
       finance charges, net.........        (4,855)     (4,855)     (4,855)
     Provisions for uncollectibles.          2,930       2,639       3,493
     Net accrued deferred pension
      costs........................        (10,968)    (12,277)     (8,555)
      Deferred gas costs...........          3,080       1,072       3,475
      Deferred gas refunds..........           (19)     (1,640)      1,695
     Other - net...................          9,423       4,888       7,233
  Changes in current assets and
   liabilities, net:
     Accounts receivable and unbilled
       utility revenues.............       (15,474)        (46)     (4,420)
     Materials and supplies........         (7,898)        513       3,995
     Special deposits and
       prepayments..................        17,291     (20,613)       (770)
     Accounts payable..............         13,155        (777)     (1,769)
     Accrued taxes and interest....         (6,665)      3,094      (2,107)
     Other current liabilities.....           (175)      1,695         (61)
  Net cash provided by operating           -------     -------     -------
   activities......................        103,803      71,317     111,248
                                           -------     -------     -------






The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)                               1999      1998          1997
                                             ----      ----          ----
Investing Activities
  Additions to plant...............       (46,495)  (45,661)      (43,868)
  Allowance for equity funds used
   during construction.............             -       585           387
  Net additions to plant...........       (46,495)  (45,076)      (43,481)
                                           ------    ------        ------
  Competitive Business Affiliates
   fixed asset additions...........       (11,945)  (19,460)            -
  Nine Mile 2 Plant decommissioning
   trust fund......................          (868)     (868)         (868)
  Other - net......................          (589)     (801)          396
  Net cash used in investing               ------    ------        ------
   activities......................       (59,897)  (66,205)      (43,953)
                                           ------    ------        ------
Financing Activities
  Proceeds from issuance of:
    long-term debt.................       176,250    35,250         2,000
  Net borrowings (repayments) of
   short-term debt.................        32,000    18,000       (15,600)
  Retirement & redemption
   of long-term debt...............      (201,318)   (2,466)       (2,282)
  Dividends paid on common
   stock...........................       (36,422)  (36,706)      (37,196)
  Debt issuance costs..............        (4,530)        -             -
  Reacquired capital stock.........             -   (17,745)       (9,398)
  Net cash used in financing               ------    ------        ------
   activities......................       (34,020)   (3,667)      (62,476)
                                           ------    ------        ------

Net Change in Cash and Cash
 Equivalents.......................         9,886     1,445         4,819
Cash and Cash Equivalents at
 Beginning of Year.................        10,499     9,054         4,235
Cash and Cash Equivalents at End           ------    ------        ------
 of Year...........................      $ 20,385  $ 10,499      $  9,054
                                           ======    ======        ======
Supplemental Disclosure of Cash
 Flow Information
    Interest paid (net of amounts
    capitalized)...................      $ 26,307  $ 24,002      $ 24,309
    Federal income taxes paid......        29,025    26,900        17,111



The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of CH Energy Group, Inc. ("Corporation"), and its subsidiaries.
Intercompany balances and transactions have been eliminated.

      The Corporation's subsidiaries are each directly or indirectly wholly owned and their businesses are comprised of an electric and gas utility landholding, cogeneration, fuel oil, electric generating or energy management companies and electric and gas sales. The net income of the Corporation's subsidiaries, other than Central Hudson, is reflected in the Consolidated Statement of Income as "Equity Earnings - Competitive Business Affiliates."

      In April 1998, Central Hudson Gas & Electric Corporation ("Central Hudson") formed a wholly-owned subsidiary named CH Energy Group, Inc., which, after a one-for-one share exchange on December 15, 1999 ("Holding Company Restructuring"), became the holding company parent of Central Hudson and its existing subsidiaries (with the exception of Phoenix Development Company, Inc., which remains a subsidiary of Central Hudson). On
November 3, 1999, Central Hudson Energy Services, Inc. ("Services") was formed as a New York corporation, and on November 19, 1999, Services became a wholly-owned subsidiary of the Corporation for the purpose of becoming, upon the Holding Company Restructuring, the holding company parent of Central Hudson Enterprises Corporation, SCASCO, Inc., Prime Industrial Energy Services, Inc., CH Resources, Inc., CH Syracuse Properties, Inc., CH Niagara Properties, Inc. and Greene Point Development Corporation ("competitive business affiliates"). See Note 2 - "Regulatory Matters," under the caption "Competitive Opportunities Proceeding Settlement Agreement" for further details.

Rates, Revenues and Cost Adjustment Clauses

      Central Hudson's electric and gas retail rates are regulated by the Public Service Commission of the State of New York ("PSC"). Transmission rates, facilities charges and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC").

      Central Hudson's tariff for retail electric service includes a fuel cost adjustment clause pursuant to which electric rates are adjusted to reflect changes in the average cost of fuels used for electric generation and in certain purchased power costs, from the average of such costs included in base rates. Central Hudson's tariff for gas service contains a comparable clause to adjust gas rates for changes in the price of purchased natural gas.

Utility Plant

      The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. Central Hudson's share of the costs of Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant") are capitalized at original cost, less the disallowed investment of $169.3 million which was recorded in 1987. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits and Allowance for the Cost of Funds Used During Construction ("AFDC"), a noncash item, or capitalized interest. Replacement of minor items of property is included in maintenance expenses.

      The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation at such time as the property is retired and removed from service.

Jointly-Owned Facilities

      Central Hudson has a 9%, or 103 megawatt ("MW"), undivided interest in the 1,143 MW Nine Mile 2 Plant (see Note 3 - "Nine Mile 2 Plant") and a 35%, or 420 MW, undivided interest in the 1,200 MW Roseton Electric Generating Station ("Roseton Plant").

      Central Hudson's share of the respective investments in the Nine Mile 2 Plant and the Roseton Plant, as included in its Consolidated Balance Sheet at December 31, 1999 and 1998, were:

                                                1999             1998
                                                ----             ----
                                                    (In Thousands)
Nine Mile 2 Plant

  Plant in service..................          $314,844         $315,358
  Accumulated depreciation..........           (81,799)         (77,178)
                                               -------          -------
    Net Plant.......................           233,045          238,180
  Construction work in progress.....             2,204            2,132

Roseton Plant
  Plant in service..................          $135,561         $135,197
  Accumulated depreciation..........           (83,754)         (80,486)
                                               -------          -------
    Net Plant.......................            51,807           54,711
  Construction work in progress.....               325              213

Allowance For Funds Used During Construction

      Central Hudson's regulated utility plant includes AFDC, which is defined in applicable regulatory systems as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFDC rate was 6.25% in 1999, 8.5% in 1998 and 8.0% in 1997.

      For a discussion of the effect of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), as issued by the Financial Accounting Standards Board ("FASB"), on Central Hudson's fossil-fueled generating plants, see Note 2 - "Regulatory Matters," under the caption "Impact of Settlement Agreement on Accounting Policies." Accordingly, beginning in 1998, significant capital projects relating to the fossil-fueled generating plants include capitalized interest instead of AFDC. For 1999 and 1998, no such projects met the criteria for capitalized interest.

Depreciation and Amortization

      For financial statement purposes, Central Hudson's depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties, with the exception of the Nine Mile 2 Plant which is depreciated on a remaining life amortization method. The year 2026, the year in which the Nine Mile 2 Plant operating license expires, is used as the end date in the development of the remaining life amortization. Central Hudson performs depreciation studies on a continuing basis and, upon approval by the PSC, periodically adjusts the rates of its various classes of depreciable property.

      Central Hudson's composite rates for depreciation were 3.22% in 1999, 3.21% in 1998 and 3.16% in 1997 of the original cost of average depreciable property. The ratio of the amount of accumulated depreciation to the cost of depreciable property at December 31 was 41.0% in 1999, 39.6% in 1998 and 38.2% in 1997.

      For federal income tax purposes, the Corporation uses an accelerated method of depreciation and generally uses the shortest life permitted for each class of assets.

      The cost of the Nine Mile 2 Plant nuclear fuel assemblies and components is amortized to operating expense based on the quantity of heat produced for the generation of electric energy.

Cash and Cash Equivalents

      For purposes of the Consolidated Statement of Cash Flows, the Corporation considers temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

Federal Income Tax

      The Corporation and its affiliates file a consolidated federal income tax return. Federal income taxes are allocated to operating expenses and other income and deductions in the Consolidated Statement of Income. Federal income taxes are deferred under the liability method in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under the liability method, deferred income taxes are provided for all differences between financial statement and tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recoverable or refundable through future revenues.


Use of Estimates

      Preparation of the financial statements in accordance with generally accepted accounting principles includes the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimates.

New Accounting Standards and Other FASB Projects

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. The Corporation has implemented an energy trading risk management program to manage the price risks associated with fuel purchases for generation, natural gas purchases for native load customers, and wholesale power transactions. The Corporation may utilize various financial instruments, such as futures, options, swaps, caps, floors and collars to stabilize the price volatility of these commodities.

At this time, the Corporation believes that the hedging program will not have a material impact on its financial position or results of operations.

      In June 1999, the FASB issued FASB Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," amending SFAS 133 to defer the effective date by one year to all fiscal quarters of all fiscal years beginning after June 15, 2000. This proposed change is made in response to requests to consider delaying the effective date to provide more time to study, understand and implement the provisions of the SFAS 133.

      Plant Decommissioning: In February 1996, the FASB issued an exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. Over the past four years, this exposure draft has been the source of continual debate. The FASB has committed to completing the project and is proceeding toward issuance of another exposure draft expected in the first quarter of 2000 with an effective date for financial statements for fiscal years beginning after June 15, 2001. If the accounting standard proposed in such exposure draft were adopted, it could result in higher annual provisions for removal or decommissioning to be recognized earlier in the operating life of nuclear and other generating units and an accelerated recognition of the decommissioning obligation. The FASB is continuing to explore various issues associated with this project, including liability measurement and recognition issues. The FASB is deliberating this issue and the resulting final pronouncement could be different from that proposed in the exposure draft. The Corporation can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of the Corporation.

NOTE 2 - REGULATORY MATTERS

Competitive Opportunities Proceeding Settlement Agreement

      In response to the May 1996 Order of the PSC issued in its generic Competitive Opportunities Proceeding ("Proceeding"), Central Hudson, the PSC Staff and certain other parties entered into an Amended and Restated Settlement Agreement, dated
January 2, 1998, ("Agreement"). The PSC approved the Agreement by its final Order issued and effective June 30, 1998.

      Shortly after the PSC issued its May 1996 Order, Central Hudson and other electric utilities filed a court challenge to such Order. The challenge was denied and Central Hudson and other electric utilities appealed such denial. The Public Utility Law

Project ("PULP"), which had intervened in the proceeding, filed a similar appeal. PULP subsequently filed a court challenge to the PSC's Order approving the Agreement of Central Hudson and filed similar challenges to similar agreements of other electric utilities. Central Hudson subsequently moved to dismiss PULP's challenge to the Agreement. In August 1999, Central Hudson and other electric utilities filed with the court a request to withdraw their appeal with respect to the denial of the challenge to the PSC's May 1996 Order without prejudice to restoration of such appeal should PULP's challenge to the restructuring agreement of any of the electric utilities be successful. Said request to withdraw the appeal without prejudice was granted by the Appellate Court on January 12, 2000. The appeal of PULP remains pending at this time, and the Corporation can make no prediction as to the potential outcome.

      The Agreement generally includes the following provisions:
(i) continuation of a basic electric rate freeze, along with a phase-in of retail access, for residential, commercial and small industrial customers through June 2001; (ii) a 5% reduction in base electric rates for large industrial customers; (iii) a 10.6% return on equity ("ROE") cap with excess earnings, if any, deferred for stranded cost mitigation (as of December 31, 1999, Central Hudson has recorded an estimated regulatory liability of $3.5 million due to excess earnings); (iv) a reasonable opportunity to recover all prudently incurred strandable costs, defined as "production expenditures made by Central Hudson in fulfilling its obligation to serve and provide safe, reliable electric service to customers within its franchise territory which are not expected to be recoverable in a competitive electricity market"; (v) functional separation of Central Hudson's Danskammer Steam Generating Station ("Danskammer Plant") and its interest in the Roseton Plant in 1998; (vi) transfer of title by an auction of Central Hudson's Danskammer Plant and its interest in the Roseton Plant to be completed by June 30, 2001 (an affiliate of Central Hudson's was given the option to bid, and the PSC reserved its authority to require an auction and transfer of Central Hudson's fossil-fueled electric generating assets prior to June 30, 2001 if such action is found by the PSC to be in the public interest);
(vii) approval to effect a holding company restructuring not later than June 30, 2001; and (viii) certain regulation of Central Hudson's operations; (ix) standards of conduct in transactions between Central Hudson and its competitive business affiliates including the Corporation; (x) prohibitions against Central Hudson making loans to the Corporation or any other affiliate or Central Hudson guaranteeing debt of the Corporation or any other affiliate; (xi) limitations on the transfer of Central Hudson employees to affiliates and on the use of Central Hudson officers in common with affiliates and (xii) permission for Central Hudson to transfer up to $100 million of equity to competitive business affiliates prior to such holding company restructuring; however, Central Hudson has petitioned the PSC to extend such period until receipt of the proceeds from the auction of its fossil generation assets.

      In addition, the PSC directed the PSC Staff to provide assurance that Central Hudson does not incur imprudent generation costs which could be avoided by divestiture of fossil-fueled electric generating assets prior to June 30, 2001, and added a provision dealing with mergers and acquisitions; namely, pursuant to a petition filed jointly or individually by Central Hudson, Central Hudson will have the flexibility to retain, on a cumulative basis, all savings associated with an acquisition or merger with another utility for a period of five years from the date of closing of any merger or acquisition, up to the amount of the acquisition premium paid over the lesser of book value or fair market value of assets merged or acquired. Savings in excess of the recovery of such premium will be disposed of by the PSC for the benefit of customers.

      The consideration received by Central Hudson in an auction, referred to in (vi) of the second preceding paragraph above, will, up to the net book value of the assets sold, be available for disposition for the benefit of shareholders without PSC approval. Any excess over such net book value will be required to be used to offset Central Hudson's fossil-fueled generation related regulatory assets and, to the extent of any remaining consideration, to reduce the book cost of Central Hudson's investment in the Nine Mile 2 Plant. In the event that the sale price of any such assets is below Central Hudson's then current net book value, the difference will be preserved for recovery as strandable costs. Central Hudson's potential strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive energy market, which are predominantly related to Central Hudson's investment in the Nine Mile 2 Plant. During the period ending June 30, 2001, Central Hudson will continue to recover its potential electric strandable costs in the rates it charges its transmission and distribution customers. Following June 30, 2001, Central Hudson will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, all prudently incurred, verifiable and appropriately mitigated electric strandable costs.

      In November 1999 Central Hudson filed a proposal with the PSC that no Central Hudson affiliate would bid in its auction, provided that the PSC approve Central Hudson's auction plan and certain related accounting and rate-making proposals. For further information, see the subcaption below "Auction of Fossil
Generation Plants."

      After such divestiture, Central Hudson expects to be obligated to continue to serve a portion of its electric customers. The Corporation cannot predict the amount of such service which Central Hudson will be obligated to provide or the cost or availability of electricity to satisfy customer service obligations.

Impact of Settlement Agreement on Accounting Policies

      The Agreement created certain changes to the Corporation's accounting policies. The Corporation's accounting policies conform to generally accepted accounting principles, which, for regulated public utilities, include SFAS 71. Under SFAS 71, regulated companies apply AFDC to the cost of construction projects. Because Central Hudson's fossil-fueled generating plants are no longer subject to SFAS 71, capitalized interest will be applied instead of AFDC. Under SFAS 71, regulated companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in rates. If some of an enterprise's operations are regulated and meet the appropriate criteria, SFAS 71 is applied only to the regulated portion of the enterprise's operations.

      During 1997, the FASB Emerging Issues Task Force ("EITF") concluded that an entity should discontinue application of SFAS 71, to any portion of its business when a deregulation transition plan is in place and the terms are known. However, the EITF further qualified, in its Issue No. 97-4, that regulatory assets and liabilities should be evaluated based on where the cash flows are to be derived in the determination of the applicability of SFAS 71. When the cash flows are from rates to be charged to customers of the regulated business for recovery and settlement, respectively, of regulatory assets and liabilities, they should not be eliminated until: a) they are recovered or settled through the regulated cash flows or b) they are individually impaired or the regulator eliminates the individual obligation or c) the portion of the business providing the regulated cash flows no longer meets the criteria of SFAS 71. None of these conditions has occurred as it applies to Central Hudson's fossil-fueled generation regulatory assets and liabilities even though the Agreement put into place a deregulation transition plan with the ultimate goal of divesting Central Hudson's fossil-fueled generating plant assets. Therefore, these balances continue to be reflected in the total for regulatory assets and liabilities in the Corporation's Consolidated Balance Sheet. At December 31, 1999 and 1998, net regulatory assets associated with the fossil-fueled generating assets totaled $1.0 million and $2.5 million, respectively. The fossil-fueled generating assets continue to be recorded as utility plant.

Summary of Regulatory Assets and Liabilities

      The following table sets forth Central Hudson's regulatory assets and liabilities:

At December 31,                                        1999          1998
-----------------------------------------------------------------------------
Regulatory Assets (Debits):                   (In Thousands)
---------------------------
Deferred finance charges -
  Nine Mile 2 Plant.....................            $  66,181     $  67,326
Income taxes recoverable
  through future rates..................               26,426        35,221
Deferred Newburgh Gas Site (Note 9).....               15,114        22,679
Other...................................               29,766        24,035
                                                      -------       -------
  Total Regulatory Assets...............            $ 137,487     $ 149,261
                                                      -------       -------
Regulatory Liabilities (Credits):

Deferred finance charges -
  Nine Mile 2 Plant.....................            $   4,431     $  10,431
Income taxes refundable.................               15,978        17,574
Deferred Nine Mile 2 Plant costs........               20,895        15,790
Deferred pension costs overcollection
 (Note 8)...............................                6,545        11,693
Deferred OPEB costs overcollection
 (Note 8)...............................               13,035         9,796
Customer benefits account...............                9,158         5,447
Other...................................               16,997        10,334
                                                      -------       -------
  Total Regulatory Liabilities..........               87,039        81,065
                                                      -------       -------
     Net Regulatory Assets..............           $   50,448     $  68,196
                                                      =======       =======


      Some of the significant regulatory assets and liabilities include:

      Deferred Finance Charges - Nine Mile 2 Plant: During the construction of the Nine Mile 2 Plant, the PSC authorized the inclusion in rate base of increasing amounts of Central Hudson's investment in that Plant. Central Hudson did not accrue AFDC on any of the Nine Mile 2 Plant construction work in progress ("CWIP") which was included in rate base and for which a cash return was being allowed; however, the PSC ordered, effective January 1, 1983, that amounts be accumulated in deferred debit and credit accounts equal to the amount of AFDC which was not being accrued on the CWIP included in rate base ("Mirror CWIP"). The balance in the deferred credit account is available to reduce future revenue requirements by amortizing portions of the deferred credit to other income or by the elimination through writing off other deferred balances as directed by the PSC. The Corporation expects such application of the deferred credit will occur over a period substantially shorter than the life of the Nine Mile 2 Plant. When amounts of such deferred credit are applied in order to reduce revenue requirements, amortization is started for a corresponding amount of the deferred debit, which amortization continues on a level basis over the remaining life of the Nine Mile 2 Plant, resulting in recovery of such corresponding amount through rates. Mirror CWIP is expected to be exhausted by the end of the useful life of the Nine Mile 2 Plant either through the amortization or write-off procedures described above or through the write-off of the remaining debit and credit as directed by the PSC. The net effect of this procedure is that at the end of the amortization period for the deferred credit, the accounting and rate-making treatment will be the same as if the Nine Mile 2 Plant CWIP had not been included in rate base during the construction period.

      Pursuant to a PSC Order issued and effective February 11, 1994, in an electric rate proceeding, Central Hudson was authorized to amortize $6 million annually of the deferred credit beginning in December 1993.

      The $6 million amortization of the deferred credit will be continued unless changed by a future PSC rate order or until it is exhausted. Under provisions of the Agreement, this amortization will be replaced with other deferred credits to the extent necessary to provide for full replacement of the expiring Mirror CWIP credits. The current level of the deferred debit amortization of $1.1 million is based on the level of deferred credits that have been utilized through the most recent rate year. Credit amounts utilized subsequently are included in the deferred debit amortization level at the time of the next PSC rate order for the new rate year based on the then remaining life of the Nine Mile 2 Plant.

      Income Taxes Recoverable/Refundable:  The adoption of SFAS
109 in 1993 increased Central Hudson's net deferred tax obligation. As it is probable that the increase will be recovered from customers, Central Hudson established a net regulatory asset for the recoverable future taxes.

      Deferred Nine Mile 2 Plant Costs: The existing rate-making for the Nine Mile 2 Plant, as directed by the PSC in its Order on Nine Mile 2 Operating and Capital Forecast for 1996 ("Supplement No. 5"), provides for the deferral of the difference between actual and authorized operating and maintenance expense. Supplement No. 5 continues in effect until changed by a subsequent rate order. For 1999 and 1998, the Nine Mile 2 Plant incurred less actual expense than authorized, and Central Hudson's share has been recorded as a regulatory liability in accordance with Supplement No. 5.

      Customer Benefits Account: The Agreement requires that Central Hudson set aside $10.0 million per calendar year in a Customer Benefits Account to fund rate reductions and retail access options. Funding sources include $3.0 million from shareholder sources, $3.5 million from fuel cost savings generated by the installation of Central Hudson's coal dock unloading facility at its Danskammer Plant and $3.5 million from deferred credits related to the reconciliation of pension and OPEB costs. The Agreement also stipulates that unused funding accumulated to the end of the Agreement term is to be used for offsetting strandable costs or providing other ratepayer benefits.

Auction of Fossil Generation Plants

      Under the Agreement, Central Hudson is required to sell its fossil generation plants and transfer title by June 30, 2001. Central Hudson has provided for the necessary internal and external resources to carry out the auction that is called for in the Agreement. Central Hudson has agreements with Niagara Mohawk Power Corporation ("Niagara Mohawk") and Consolidated Edison Company of New York, Inc. ("Consolidated Edison") for the disposition of their co-tenancy interests in the Roseton Plant in conjunction with such auction. On November 19, 1999, Central Hudson filed with the PSC, for review and approval, an auction plan for a combined auction of the Roseton Plant and the Danskammer Plant ("Auction Plan"). The Auction Plan is intended to maximize the value received by the assets and provide for an orderly process and an objective bid evaluation. The Auction Plan filing also requests the PSC's approval for certain accounting and rate-making proposals relating to the Agreement.

      In the Agreement, the consideration received by Central Hudson, after transaction costs, in the sale of its interest in such Plants is available to Central Hudson, up to the net book value of such Plants, for investment in competitive business affiliates or other disposition for the benefit of shareholders without PSC approval ("Unregulated Investments"). In the Agreement, Central Hudson also retained the right for an affiliate to participate in the auction process of such Plants. In the event that no such affiliate were to bid in such auction, Central Hudson would retain, for Unregulated Investments, an additional amount of such consideration equal to 10% of the consideration of such sale in excess of the net book value of its interest in such Plants; such excess being hereinafter called the "Earned Auction Incentive." However, the aggregate of all such consideration to be so available to Central Hudson cannot exceed $17.5 million ("Cap"). In the Auction Plan filing, Central Hudson stated to the PSC that it is willing to waive the right of an affiliate of Central Hudson to participate in such auction if the PSC approves all the of the accounting and rate-making proposals described in the Auction Plan filing, including the following: (i) an increase in the Cap, on a formula basis, not to exceed $18.5 million; (ii) any Earned Auction Incentive recognized as income over a period of three to five years and (iii) the Earned Auction Incentive would apply not just to Central Hudson's interest in the Roseton Plant and the Danskammer Plant, but would apply to the gross consideration received from a combined auction of these Plants less the gross proceeds to be provided to the other owners of the Roseton Plant.

      On February 9, 2000, the PSC approved the Auction Plan filing, subject to the issuance of one or more Orders which have not yet been issued. The Corporation can make no prediction as to the terms of such Order(s). Selection of the winning bidder(s) is anticipated later in 2000, with the actual sale to take place in early 2001 after all regulatory approvals are obtained.

Independent System Operator

      Central Hudson was a member of the New York Power Pool ("NYPP"), whose members, major investor-owned State electric utility companies, Long Island Lighting Company ("LILCO"), as a subsidiary of the Long Island Power Authority ("LIPA") and the Power Authority of the State of New York ("PASNY"), by agreement, provided for coordinated operation of their bulk power electric systems.

      As part of the ongoing discussions regarding the restructuring of the electric industry in New York State referred to under the caption "Competitive Opportunities Proceeding Settlement Agreement" of this Note 2, proposals were made to terminate the NYPP and establish the following: a new market structure that included as its key elements the establishment of an Independent System Operator ("ISO") and the New York State Reliability Council ("Reliability Council"), collectively to replace the NYPP. On September 15, 1999, FERC gave its final approval for the ISO and the Reliability Council. In November 1999, the NYPP was terminated and the ISO and Reliability Council began operations.

      The ISO is open to buyers, sellers, consumers and transmission providers; each of these groups is represented on the Board of Directors of the ISO, which is a not-for-profit New York corporation. The Reliability Council's mission is to promote and preserve the reliability of the bulk power system within New York State through its primary responsibility for the promulgation of reliability rules; the ISO will develop the procedures necessary to operate the system within these reliability rules. The Reliability Council is governed by a committee comprised of transmission providers and representatives of buyers, sellers and consumer and environmental groups.

      The Corporation does not expect that such NYPP restructuring will have a material adverse effect on its financial position or results of operations.

NOTE 3 - NINE MILE 2 PLANT

General

      The Nine Mile 2 Plant is located in Oswego County, New York, and is operated by Niagara Mohawk. The Nine Mile 2 Plant is owned as tenants-in-common by Central Hudson (9% interest), Niagara Mohawk (41% interest), New York State Electric & Gas Corporation ("NYSEG") (18% interest), LILCO, as a subsidiary of LIPA (18% interest) and Rochester Gas and Electric Corporation ("Rochester") (14% interest). The output of the Nine Mile 2 Plant, which has a rated net capability of 1,143 MW, is shared, and the operating expenses of the Plant are allocated to the co-tenants in the same proportions as the co-tenants' respective ownership interests. Central Hudson's share of direct operating expense for the Nine Mile 2 Plant is included in the appropriate expense classifications in the accompanying Consolidated Statement of Income.

      Under the Operating Agreement entered into by the co-tenants in January 1993, Niagara Mohawk acts as operator of the Nine
Mile 2 Plant, and all five co-tenants share certain policy, budget and managerial oversight functions. The Operating Agreement remains in effect subject to termination on six months notice.

      On September 30, 1999, the Nuclear Regulatory Commission ("NRC") issued a Plant Performance Review on the Nine Mile 2 and Nine Mile 1 (wholly owned by Niagara Mohawk) Plants. The NRC stated that it will increase its scrutiny of the operation of the Nine Mile Plants over the next six months as a result of a decline in the performance of those Plants due to weaknesses in areas such as plant maintenance, work planning and scheduling and engineering support. Niagara Mohawk has announced significant management changes at the Nine Mile Plants, including the reassignment of several experienced employees to the site. If operating performance of the Nine Mile 2 Plant deteriorates further, significant expenditures may be required to improve performance, the impact of which on the Corporation cannot now be predicted.

      Niagara Mohawk and NYSEG have each entered into an agreement to sell their interest in the Nine Mile 2 Plant to AmerGen Energy Company, L.L.C. ("AmerGen"). AmerGen would replace Niagara Mohawk as the operator of the Nine Mile 2 Plant. Niagara Mohawk has also entered into an agreement to sell its 100% interest in the adjacent Nine Mile Point Unit No. 1 Nuclear Plant ("Nine Mile 1 Plant") to AmerGen.

      The co-tenant owners of the Nine Mile 2 Plant have rights of first refusal under the Basic Agreement, dated September 22, 1975, creating the tenancy-in-common ownership of the Nine Mile 2 Plant. Pursuant to such rights, each co-tenant has the right to acquire all or a proportional share of another co-tenant's interest in the Nine Mile 2 Plant by matching the terms of the co-tenant's sale of its interest in the Nine Mile 2 Plant to a third party.

      In July 1999, AmerGen, Niagara Mohawk and NYSEG filed joint petitions with the PSC, pursuant to Section 70 of the Public Service Law of New York seeking the PSC's consent for the transfer of such interests in the Nine Mile 2 Plant and Nine Mile 1 Plant. In July 1999, Niagara Mohawk, NYSEG and AmerGen jointly filed for requisite approvals with FERC with respect to such transfers. In September 1999, Niagara Mohawk, NYSEG and AmerGen filed jointly with the NRC for requisite approvals with respect to such transfers. In early December 1999, NYSEG petitioned the PSC for an emergency declaratory ruling as to whether Rochester may acquire additional interests in the Nine Mile 1 Plant and the Nine Mile 2 Plant. By Order issued in December 1999, the NRC suspended its proceeding pending the determination of Rochester, Central Hudson and LILCO of their rights of first refusal with respect to the proposed transfer to AmerGen.

      On December 21, 1999, Rochester exercised its right of first refusal under the Nine Mile 2 Plant Basic Agreement to match the AmerGen offer to purchase the collective 59% interests of Niagara Mohawk and NYSEG in the Nine Mile 2 Plant. Rochester would also match AmerGen's offer to purchase Niagara Mohawk's 100% interest in the Nine Mile 1 Plant. Rochester publicly announced that it had entered into arrangements with a subsidiary of Entergy Corporation to operate the Nine Mile 2 Plant and the Nine Mile 1 Plant. In December 1999, Central Hudson elected not to exercise its right of first refusal with respect to the Nine Mile 2 Plant.

      The Corporation can make no prediction as to the outcome of the proposed acquisition of interests in the Nine Mile 1 and Nine
Mile 2 Plants by AmerGen or Rochester or the effect of any such acquisition on Central Hudson.

Radioactive Waste

      Niagara Mohawk has contracted with the U.S. Department of Energy ("DOE") for disposal of high-level radioactive waste ("spent fuel") from the Nine Mile 2 Plant. Despite a court order reaffirming the DOE's obligation to accept spent nuclear fuel by January 31, 1998, the DOE has forecasted the start of operations of its high-level radioactive waste repository to be no earlier than 2010. Central Hudson has been advised by Niagara Mohawk that the Nine Mile 2 Plant spent fuel storage pool has a capacity for spent fuel that is adequate until 2012. If DOE schedule slippage should occur, facilities that extend the on-site storage capability for spent fuel at the Nine Mile 2 Plant beyond 2012 would need to be acquired.

Nuclear Plant Decommissioning Costs

      Central Hudson's 9% share of costs to decommission the Nine Mile 2 Plant is estimated to be approximately $209.6 million ($83.3 million in 1999 dollars) and assumes that decommissioning will begin shortly after the operating license expires in the year 2026. This estimate is based upon a site-specific study completed in December 1995.

      In order to assist Central Hudson in meeting this obligation, Central Hudson makes annual contributions of $868,000 to a qualified external decommissioning trust fund. The total annual amount allowed in rates is $999,000, but the maximum annual tax deduction allowed is $868,000. Currently, the difference between the rate allowance ($999,000) and the amount contributed to the external qualified fund ($868,000) is recorded as an internal reserve ($131,000), and the funds are held by Central Hudson.

      The qualified external decommissioning trust fund at December 31, 1999 and 1998, amounted to $17.4 million and $13.9 million, respectively, including net reinvested earnings to date of $9.0 million. The qualified external decommissioning trust fund is reflected in the Consolidated Balance Sheet in "Investments and Other Assets-Other." At December 31, 1999, the external decommissioning trust fund investments carrying value approximated fair market value. The amount of accumulated decommissioning costs recovered through rates (including both the external fund and the internal reserve) and the net earnings of the external decommissioning trust fund are reflected in accumulated depreciation in the Consolidated Balance Sheet and amount to $19.3 million and $15.6 million at December 31, 1999 and 1998, respectively.

      Reference is made to the subcaption "New Accounting Standards and Other FASB Projects - Plant Decommissioning" in Note 1 -
"Summary of Significant Accounting Policies" for details of the proposed changes in accounting for nuclear decommissioning costs.

      The Corporation believes that if decommissioning costs are greater than currently estimated, such revised costs would be recovered in Central Hudson's rates. However, future developments in the utility industry, including the effects of deregulation and increasing competition, could change this belief.

NOTE 4 - FEDERAL INCOME TAX

Components of Federal Income Tax

      The following is a summary of the components of federal income tax as reported in the Consolidated Statement of Income:

                                        1999        1998         1997
                                        ----        ----         ----
                                             (In Thousands)
Charged to operating expense:
  Federal income tax..........        $22,160     $28,408      $19,004
  Deferred income tax.........          5,598       1,367       10,186
    Income tax charged to              ------      ------       ------
      operating expense.......         27,758      29,775       29,190
                                       ------      ------       ------
Charged (credited) to other
 income and deductions:
  Federal income tax..........          2,545         296       (6,844)
  Deferred income tax.........         (1,378)     (1,483)       3,891
    Income tax (credited)             -------      ------       ------
      to other income and
       deductions..............         1,167      (1,187)      (2,953)
                                       ------      ------       ------
    Total federal income tax..        $28,925     $28,588      $26,237
                                       ======      ======       ======

Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Consolidated
Statement of Income:


                                        1999         1998        1997
                                        ----         ----        ----
                                                (In Thousands)
Net income....................        $48,573      $49,314     $51,856
Preferred Stock Dividend......          3,230        3,230       3,230
Federal income tax............         24,705       28,704      12,160
Deferred income tax...........          4,220         (116)     14,077
                                       ------       ------      ------
  Income before taxes.........        $80,728      $81,132     $81,323
                                       ======       ======      ======
Computed tax @ 35%
 statutory rate...............        $28,255      $28,396     $28,463
Increase (decrease) to computed
 tax due to:
  Pension expense.............         (3,697)      (4,486)     (2,855)
  Deferred finance charges -
   Nine Mile 2 Plant..........         (1,699)      (1,700)     (1,699)
  Deferred environmental
   remediation costs..........         (1,683)        (578)       (286)
  Alternative minimum tax.....              -       (1,048)     (7,350)
  Tax depreciation............           (550)       4,248      (4,225)
  Customer Benefits Account...          1,299        1,906         -
  Nine Mile 2 settlement costs          1,402        1,282       1,567
  Deferred gas costs..........          1,078          375       1,216
  Deferred storm costs........              -          -        (2,257)
  Other.......................            300          309        (414)
                                       ------       ------      ------
Federal income tax............         24,705       28,704      12,160
Deferred income tax...........          4,220         (116)     14,077
                                       ------       ------      ------
  Total federal income tax....        $28,925      $28,588     $26,237
                                       ======       ======      ======
 Effective tax rate...........          35.8%        35.2%       32.3%
                                       ======       ======      ======

      The following is a summary of the components of deferred
taxes at December 31, 1999 and 1998, as reported in the
Consolidated Balance Sheet:
                                                     1999        1998
                                                     ----        ----
                                                      (In Thousands)
Accumulated Deferred Income
   Tax Assets:
      Future tax benefits on
        investment tax credit basis
        difference.................               $ 13,229    $ 14,033
      Unbilled revenues............                  5,718       5,261
      Other........................                 37,844      32,938
 Accumulated Deferred Income                       -------     -------
   Tax Assets.....................                $ 56,791    $ 52,232
                                                   -------     -------
Accumulated Deferred Income
   Tax Liabilities:
      Tax depreciation.............               $179,927    $180,339
      Accumulated deferred investment
        tax credit.................                 24,569      26,062
      Future revenues - recovery of
        plant basis differences....                  8,787      11,319
      Other........................                 43,129      37,186
 Accumulated Deferred Income                       -------     -------
   Tax Liabilities................                 256,412     254,906
                                                   -------     -------
 Net Accumulated Deferred Income
   Tax Liability..................                $199,621    $202,674
                                                   =======     =======

NOTE 5 - SHORT-TERM BORROWING ARRANGEMENTS

      As part of its establishment as a holding company, the Corporation has established a $50 million revolving credit agreement with three commercial banks through December 4, 2001. At December 31, 1999, the Corporation had no outstanding short-term debt.

      In addition, Central Hudson has in effect a revolving credit agreement with four commercial banks which allows it to borrow up to $50 million through October 23, 2001, ("Borrowing Agreement"). The Borrowing Agreement gives Central Hudson the option of borrowing at either the higher of the prime rate or the sum of the federal funds rate plus 1/2 of 1%, or three other money market rates, if such rates are lower. Compensating balances are not required under the Borrowing Agreement. In addition, Central Hudson maintains confirmed lines of credit totaling $1.5 million with regional banks. There were no outstanding loans under the Borrowing Agreement or the line of credit at December 31, 1999 or 1998. In order to diversify its sources of short-term financing, Central Hudson has entered into short-term credit facilities agreements with several commercial banks. At December 31, 1999, Central Hudson had outstanding short-term debt of $50 million.

      Authorization from the PSC limits the amount Central Hudson may have outstanding, at any time, under all of its short-term borrowing arrangements to $52 million in the aggregate.

      The subsidiaries of Services have lines of credit totaling
$10.5 million. There were no borrowings against these lines of credit at December 31, 1999.


NOTE 6 - CAPITALIZATION - CAPITAL STOCK
Common Stock, $.10 par value; 30,000,000 shares authorized:
                                                                                           Reacquired
                                                         Common Stock          Paid-In      Capital
                                                    Shares          Amount     Capital       Stock
                                                  Outstanding       ($000)     ($000)        ($000)
                                                  -----------      --------    --------    ----------

January 1, 1997.....................               17,554,987     $ 87,775     $284,465      $    -
 Repurchased under common
  stock repurchase plan.............                 (275,200)         -            -          (9,398)
                                                   ----------      -------      -------       -------
December 31, 1997...................               17,279,787       87,775      284,465        (9,398)
 Repurchased under common
  stock repurchase plan.............                 (417,700)         -            -         (17,745)
                                                   ----------      -------      -------       -------
December 31, 1998...................               16,862,087       87,775      284,465       (27,143)
 Cancellation - Reacquired Stock....                      -         (3,465)     (11,227)       27,143
 Share Exchange - Formation of Holding
 Company
  Reduction in par value............                      -        (82,624)      82,624           -
  Transfer of capital stock expense.                      -            -         (4,632)          -
                                                   ----------      -------      -------       -------

December 31, 1999...................               16,862,087     $  1,686     $351,230      $    -
                                                   ==========      =======      =======       =======


Cumulative Preferred Stock, Central Hudson, $100 par value;
1,200,000 shares authorized:


                         Final    Redemption       Shares Outstanding
                       Redemption   Price              December 31,
            Series        Date     12/31/99         1999          1998
            ------     ---------- ----------       -------------------

Not Subject to Mandatory
 Redemption:
            4 1/2%                 $107.00         70,300       70,300
            4.75%                   106.75         20,000       20,000
            4.35%                   102.00         60,000       60,000
            4.96%                   101.00         60,000       60,000
                                                  -------      -------
                                                  210,300      210,300
                                                  -------      -------
Subject to Mandatory
 Redemption:
            6.20%       10/1/08 (a)               200,000      200,000
            6.80%       10/1/27 (b)               150,000      150,000
                                                  -------      -------
                                                  350,000      350,000
                                                  -------      -------
                    Total                         560,300      560,300
                                                  =======      =======


(a) Cannot be redeemed prior to October 1, 2003. Subject to mandatory annual sinking fund payment of $1.0 million commencing October 1, 2003 with final payment of $15.0 million on the final redemption date.

(b) Cannot be redeemed prior to October 1, 2003. Subject to mandatory annual sinking fund payment of $600,000 commencing October 1, 2003 through final redemption date.

      Central Hudson had no cumulative preferred stock redemptions or issuances during 1999 and 1998.

      Expenses incurred on issuance of capital stock are accumulated and reported as a reduction in common stock equity. These expenses are not being amortized, except that, as directed by the PSC, certain issuance and redemption costs and unamortized expenses associated with certain issues of preferred stock that were redeemed have been deferred and are being amortized over the remaining lives of the issues subject to mandatory redemptions.

NOTE 7 - CAPITALIZATION - LONG-TERM DEBT

      Details of long-term debt are as follows:
         Series                Maturity Date              December 31,
         ------               -------------             -----------------
First Mortgage Bonds:                                   1999         1998
                                                        ----         ----
                                                         (In Thousands)
 6.10% (a)                    April 28, 2000         $ 10,000     $ 10,000
 7.70% (a)                    June 12,  2000           25,000       25,000
 7.97% (a)                    June 11,  2003            8,000        8,000
 7.97% (a)                    June 13,  2003            8,000        8,000
 6.46% (a)                    Aug. 11,  2003           10,000       10,000
 6 1/4%(b)                    June 1,   2007            4,230        4,325
 9 1/4%                       May 1,    2021           70,000       70,000
 8.12% (a)                    Aug. 29,  2022           10,000       10,000
 8.14% (a)                    Aug. 29,  2022           10,000       10,000
 8.375%(b)(d)                 Dec. 1,   2028                -       16,700
                                                      -------      -------
                                                      155,230      172,025
Promissory Notes:
1984 Series A (7 3/8%)(c)(e)    Oct. 1, 2014                -       16,700
1984 Series B (7 3/8%)(c)(e)    Oct. 1, 2014                -       16,700
1985 Series A (Var. rate)(c)(f) Nov. 1, 2020                -       36,250
1985 Series B (Var. rate)(c)(f) Nov. 1, 2020                -       36,000
1987 Series A (Var. rate)(c)(g) June 1, 2027                -       33,700
1987 Series B (Var. rate)(c)(g) June 1, 2027                -        9,900
1998 Series A (4.20%)(c)        Dec. 1, 2028           16,700       16,700
 5.38% (a)                      Jan. 15,1999                -       20,000
 5.93% (a)                      Sept.10,2001           15,000       15,000
 7.85% (a)                      July 2, 2004           15,000       15,000
1999 Series C (6%)(a)           Jan. 15,2009           20,000            -
1999 Series A (5.45%)(c)        Aug. 1, 2027           33,400            -
1999 Series B (Var. rate)(c)    July 1, 2034           33,700            -
1999 Series C (Var. rate)(c)    Aug. 1, 2028           41,150            -
1999 Series D (Var. rate)(c)    Aug. 1, 2028           41,000            -
                                                      -------      -------
                                                      215,950      215,950
Secured Notes Payable of Services                           -        9,023
Unamortized Discount on Debt                             (629)        (573)
                                                      -------      -------
                Total long-term debt                 $370,551     $396,425
                                                      -------      -------
Less Current Portion                                  (35,100)     (39,507)
                                                      -------      -------
                                                     $335,451     $356,918
                                                      =======      =======
(a)   Issued under Central Hudson's Medium Term Note Program.
(b) First Mortgage Bonds issued in connection with the sale by the New York State Energy Research and Development Authority ("NYSERDA") of tax-exempt pollution control revenue bonds.
(c) Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.
(d)   Redeemed March 1, 1999.
(e)   Redeemed October 1, 1999.
(f)  Redeemed November 1, 1999.
(g)  Redeemed September 1, 1999.

      The subsidiaries of Services had no long-term debt as of December 31, 1999.

Long-Term Debt Maturities

      The aggregate principal amounts of Central Hudson long-term debt maturing for the next five years, including sinking fund requirements, and thereafter are as follows: $35.1 million in 2000, $22.6 million in 2001, including $7.5 million Medium Term Notes issued January 31, 2000, $.1 million in 2002, $26.1 million in 2003, $15.1 million in 2004 and $279.7 million thereafter.

First Mortgage Bonds

      Central Hudson, on December 2, 1998, refinanced the 8.375% Series of pollution control bonds, issued on its behalf by NYSERDA in 1988 in the aggregate principal amount of $16.7 million, which bonds are supported by Central Hudson's First Mortgage Bonds of like principal amount. Such bonds were refinanced with lower cost NYSERDA pollution control bonds, which bonds are supported by Central Hudson's Promissory Note of like principal amount, at a fixed rate of 4.20% for their initial term of five years and thereafter are subject to repricing. The 8.375% Series was redeemed on March 1, 1999, in order to coordinate with the Article XXI Mortgage Indenture requirements noted below under the subcaption "Mortgage Indenture Covenant." Accordingly, these bonds have been included in the "Current Maturities of Long-Term Debt" on the Corporation's Balance Sheet at December 31, 1998.

Medium Term Notes

      On January 15, 1999, Central Hudson issued and sold a $20 million tranche of its unsecured Medium Term Notes, Series C, under its Medium Term Note program. Such notes bear a fixed annual interest rate of 6.00%, mature on January 15, 2009, and are not redeemable at the option of Central Hudson prior to maturity. The net proceeds to Central Hudson from the sale of such notes were $19,875,000 or 99.875% (before deducting expenses). Such proceeds were applied to the payment at maturity on January 15, 1999, of a $20 million tranche of Central Hudson's unsecured Medium Term Notes, Series A, that bore interest at a fixed annual interest rate of 5.38%.


      On January 31, 2000, Central Hudson issued and sold a $7.5 million tranche of its unsecured Medium Term Notes, Series C, under its Medium Term Note program. Such notes bear a fixed annual interest rate of 7.05%, mature June 30, 2001, and are not redeemable prior to maturity. The net proceeds to Central Hudson from the sale of such notes were $7,488,750 or 99.85% (before deducting expenses). Such proceeds were applied to the payment of working capital requirements of Central Hudson.

Settlement Agreement

      Central Hudson has petitioned the PSC to amend the Agreement to extend the time in which it may transfer up to $100 million to its competitive business affiliates. Currently, such transfer must be made prior to the Holding Company Restructuring. The petition requests an extension prior to the receipt of proceeds from the auction of Central Hudson's fossil generation assets. Approximately $51.5 million has been transferred to such affiliates as of December 31, 1999. Central Hudson may, pursuant to this authorization, issue, no later than June 30, 2001, up to $100 million of new securities, including up to one million shares of common stock in furtherance of its business plan. Central Hudson expects to issue Medium Term Notes to finance such fund transfers; however, the amount and timing of any such issuance is not determinable at this time.

NYSERDA

      As discussed in the subcaption "First Mortgage Bonds" above, Central Hudson refunded certain of its outstanding NYSERDA Bonds in 1999. On August 3, 1999, Central Hudson refinanced its 7 3/8% Series pollution control bonds issued on its behalf in 1984 in the aggregate principal amount of $33.4 million by NYSERDA by refunding such bonds with the proceeds of the issuance and sale on that date of $33.4 million aggregate principal amount of a new series of NYSERDA bonds (the "1999 NYSERDA Bonds, Series A"). The 1999 NYSERDA Bonds, Series A carry an effective interest rate of 5.47%, are unsecured and are insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. As a part of such refinancing, the maturity of these bonds was extended from October 1, 2014 to August 1, 2027.


      On August 3, 1999, Central Hudson refinanced its 1985 Series A and B and its 1987 Series A and B NYSERDA Bonds, $115.85 million aggregate principal amount, all of which series were subject to weekly repricing, with three new series of NYSERDA Bonds: 1999 Series B, $33.7 million principal amount, 1999 Series C, $41.15 million principal amount and 1999 Series D, $41.0 million principal amount (the "1999 NYSERDA Bonds, Series B, C, D"). The 1999 NYSERDA Bonds, Series B, C, D are in multi-modal form, which allows Central Hudson to convert these series to various variable rate modes as well as to fix the rate of interest for periods of time up to the remaining life of the bonds. The 1999 NYSERDA Bonds, Series B, C, D were initially issued in Dutch Auction mode, under which the rate of interest is determined every 35 days by an auction process. The 1999 NYSERDA Bonds, Series B, C, D are unsecured and insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by

AMBAC Assurance Corporation. As part of the refinancing, the maturities of such refinanced series were extended to August 1, 2028, except that the maturity date of the 1987 Series B, which is subject to alternative minimum tax, was extended to July 1, 2034. In its rate orders, the PSC has authorized deferred accounting for the interest costs on Central Hudson's variable rate NYSERDA Bonds. The authorization provides for full recovery of the actual interest costs supporting utility operations. The percent of interest costs supporting utility operations represents approximately 95% of the total costs. The deferred balances under such accounting were $5.9 million and $4.9 million at December 31, 1999 and 1998, respectively, and were included in "Regulatory Assets" in the Corporation's Consolidated Balance Sheet. Such deferred balances are to be addressed in future rate cases.

Letters of Credit

      Central Hudson had in place irrevocable letters of credit which supported certain payments required to be made on the 1985 and 1987 NYSERDA Bonds. Such letters of credit were terminated in 1999 as part of the refunding of the underlying NYSERDA bonds in a format that does not require such letters of credit.

Debt Expense

      Expenses incurred on debt issues and any discount or premium on debt are deferred and amortized over the lives of the related issues. Expenses incurred on debt redemptions prior to maturity have been deferred and are generally being amortized over the shorter of the remaining lives of the related extinguished issues or the new issues as directed by the PSC.

Debt Covenants

      Certain debt agreements require the maintenance by Central
Hudson of certain financial ratios and contain other restrictive covenants.

Mortgage Indenture Covenant

      Article XXI of Central Hudson's Indenture of Mortgage, pursuant to which Central Hudson's First Mortgage Bonds are outstanding (the "Mortgage"), requires generally that, to the extent that the cost of property additions (as defined in the Mortgage) acquired by Central Hudson during a calendar year is less than the allowance for depreciation on property subject to the Mortgage (calculated pursuant to the Mortgage) for such calendar year, Central Hudson must deposit cash with the Mortgage

Trustee in the amount of such deficiency, less certain credits available to Central Hudson under the Mortgage (the "Article XXI
Deficiency").

      Any cash deposited with the Mortgage Trustee as a result of an Article XXI Deficiency may be withdrawn by Central Hudson in an amount equal to the cost of property additions acquired by Central Hudson subsequent to such calendar year, or may be applied by the Mortgage Trustee, at the request of Central Hudson, to redeem or purchase outstanding mortgage bonds in accordance with the provisions of the Mortgage. If any such cash left on deposit with the Mortgage Trustee for 12 consecutive months or more is in excess of $350,000, the amount of such cash in excess of $250,000 must be applied by the Mortgage Trustee to redeem or purchase mortgage bonds, subject to certain exceptions set forth in the Mortgage. Article XXI of the Mortgage will remain in effect so long as any of Central Hudson's mortgage bonds of any series created prior to 1994 are outstanding under the Mortgage.


      For calendar year 1998, Central Hudson experienced an Article XXI Deficiency in the approximate amount of $16.3 million, in satisfaction of which it deposited with the Mortgage Trustee cash in that amount received by Central Hudson from the proceeds of the 1998 NYSERDA Bonds. Such cash deposited was applied by the Mortgage Trustee, at the request of Central Hudson, to the redemption, on March 1, 1999, of Central Hudson's First Mortgage Bonds, 8.375% Series due 2028. For calendar year 1999, Central Hudson experienced an Article XXI Deficiency in the approximate amount of $7.6 million, in satisfaction of which it deposited with the Mortgage Trustee cash in that amount. Such cash deposited will be applied by the Mortgage Trustee, at the request of Central Hudson to the redemption, on April 28, 2000, of the 6.10% Series Mortgage Bonds.

NOTE 8 - POSTEMPLOYMENT BENEFITS

Pension Benefits

      Central Hudson has a non-contributory retirement income plan ("Retirement Plan") covering substantially all of its employees and certain employees of Central Hudson Enterprises Corporation ("CHEC"), a wholly-owned subsidiary of Services. The Retirement Plan provides pension benefits that are based on the employee's compensation and years of service. It has been Central Hudson's practice to provide periodic updates to the benefit formula stated in the Retirement Plan.

      Central Hudson's funding policy is to make annual contributions equal to the amount of net periodic pension cost, but not in excess of the maximum allowable tax-deductible contribution under the federal income tax law nor less than the minimum requirement under the Employee Retirement Income Security
Act of 1974.

      The accounting for pension benefits reflects adoption of PSC-prescribed provisions which, among other things, requires ten-year amortization of actuarial gains and losses and deferral of differences between actual pension expense and rate allowances.

      In addition to the Retirement Plan, Central Hudson sponsors an Executive Deferred Compensation Plan for eligible officers and a nonqualified Retirement Benefit Restoration Plan.

Other Postretirement Benefits

      Central Hudson provides certain health care and life insurance benefits for retired employees through its postretirement benefit plan ("Benefit Plan") (this includes retirees of CHEC). Substantially all of Central Hudson's employees may become eligible for these benefits if they reach retirement age while working for Central Hudson. These and similar benefits for active employees are provided through insurance companies whose premiums are based on the benefits paid during the year. In order to reduce the total costs of these benefits, Central Hudson requires employees who retired on or after October 1, 1994, to contribute toward the cost of such benefits.

      The Corporation is fully recovering its net periodic postretirement costs in accordance with PSC guidelines. Under these guidelines, the difference between the amounts of postretirement benefits recoverable in rates and the amounts of postretirement benefits determined by the actuary under SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," are deferred as either a regulatory asset or liability, as appropriate.


      Reconciliations of Pension and OPEB Plans' benefit obligation, plan assets and funded status, as well as the components of net periodic pension cost and the weighted average assumptions are as follows:


                                               Pension Benefits                   Other Benefits
                                               ----------------                   --------------
                                             1999            1998             1999            1998
                                             ----            ----             ----            ----
                                                 In Thousands                      In Thousands
Change in Benefit
 Obligation:
  Benefit obligation at
   beginning of year                      $270,504         $225,038        $ 93,471        $ 78,953
    Service cost                             6,417            5,205           2,525           2,076
    Interest cost                           17,546           16,234           5,832           5,610
    Participant contributions                  -                -               206             -
    Plan amendments                         10,633           14,439             -               -
    Benefits paid                          (13,344)         (12,433)         (3,396)         (2,973)
    Actuarial (gain)or loss                (38,629)          22,021         (18,641)          9,805
  Benefit Obligation at End of             -------          -------         -------         -------
   Year                                   $253,127         $270,504        $ 79,997        $ 93,471



Change in Plan Assets:
  Fair value of plan assets at
   beginning of year                      $309,037         $316,852        $ 57,180        $ 45,109
    Actual return on plan assets            46,487            6,040           5,166          10,607
    Employer contributions                     188               72           4,448           5,489
    Participant contributions                  -                  -             206             -
    Benefits paid                          (13,344)         (12,433)         (2,733)         (3,569)
    Administrative Expenses                   (995)          (1,494)           (259)           (456)
  Fair Value of Plan Assets at             -------          -------         -------         -------
   End of Year                            $341,373         $309,037        $ 64,008        $ 57,180




                                               Pension Benefits                   Other Benefits
                                               ----------------                   --------------
                                             1999            1998             1999            1998
                                             ----            ----             ----            ----
                                                 In Thousands                      In Thousands
Reconciliation of Funded status
  Funded status                           $ 88,246         $ 38,533        $(15,989)       $(36,291)
  Unrecognized actuarial (gain)            (73,051)         (18,985)        (28,862)         (9,800)
  Unrecognized transition
   (asset) or obligation                    (1,430)          (2,065)         40,465          43,579
  Unamortized prior service cost            29,309           20,179            (119)           (129)
                                           -------          -------         -------         -------
Accrued Benefit Cost                      $ 43,074         $ 37,662        $ (4,505)       $ (2,641)
Components of Net Periodic
 Benefit Cost
  Service cost                            $  6,417         $  5,205        $  2,525        $  2,076
  Interest cost                             17,546           16,234           5,832           5,610
  Expected return on plan assets           (24,314)         (27,325)         (3,756)         (2,867)
  Amortization of prior service
   cost                                      1,503              552             (10)            (10)
  Amortization of transitional
   (asset) or obligation                      (635)            (635)          3,114           3,114
  Recognized actuarial (gain) or
   loss                                     (5,742)         (10,162)         (1,686)         (1,789)
                                           -------          -------         -------         -------
Net Periodic Benefit Cost                 $ (5,225)        $(16,131)       $  6,019        $  6,134

Weighted-average assumptions as
of December 31
  Discount rate                               7.75%            6.50%          7.75%            6.50%
  Expected long-term rate of
   return on plan assets                      9.75%            8.50%          6.80%            6.80%
  Rate of compensation increase               4.00%            4.00%          4.00%            4.00%



      For measurement purposes, a 9.0% (9.4% for participants over age 65) annual rate of increase in the per capita cost of covered health benefits is assumed for 2000. The rate is assumed to decrease gradually to 5.5% for 2008 and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                   One-Percentage-        One-Percentage-
                                   Point Decrease         Point Increase
                                   ---------------        ---------------
Effect on total of service
 and interest cost compo-
 nents for 1999                      $ 1,254,000            $(1,086,000)

Effect on year-end 1999
 postretirement benefit
 obligation                          $10,480,000            $(9,266,000)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Nuclear Liability Insurance

      The Price-Anderson Act is a federal law which limits the public liability which can be imposed with respect to a nuclear incident at a licensed nuclear electric generating facility. Such Act also provides for assessment of owners of all licensed nuclear units in the United States for losses in excess of certain limits in the event of a nuclear incident at any such licensed unit. Under the provisions of the Price-Anderson Act, Central Hudson's potential assessment (based on its 9% ownership interest in the Nine Mile 2 Plant and assuming that the other Nine Mile 2 Plant co-tenants were to contribute their proportionate shares of the potential assessments) would be $7.6 million (subject to adjustment for inflation) and Central Hudson could be assessed $380,000 (subject to adjustment for inflation) as an additional surcharge, but would be limited to a maximum assessment of $900,000 in any year with respect to any nuclear incident. The public liability insurance coverage of $200 million required under the Price-Anderson Act for the Nine Mile 2 Plant is provided through Niagara Mohawk.

      Central Hudson also carries insurance to cover the additional costs of replacement power (under a Business Interruption and/or Extra Expense Insurance Policy) incurred by Central Hudson in the event of a prolonged accidental outage of the Nine Mile 2 Plant. This insurance arrangement provides for payments of up to $409,000 per week if the Nine Mile 2 Plant experiences a continuous accidental outage which extends beyond 12 weeks. Such payments will continue for 52 weeks after expiration of the 12-week deductible period, and thereafter the insurer shall pay 80% of the weekly indemnity for a second and third 52-week period. Subject to certain limitations, Central Hudson may request prepayment, in a lump sum amount, of the insurance payments which would otherwise be paid to it with respect to said third 52-week period, calculated on a net present value basis.

      Central Hudson is insured as to its respective interest in the Nine Mile 2 Plant under property damage insurance provided through Niagara Mohawk. The insurance coverage provides $500 million of primary property damage coverage for both Units of the Nine Mile Point Nuclear Station and $2.25 billion of excess property damage coverage solely for Unit 2 of that station. Such insurance covers decontamination costs, debris removal and repair and/or replacement of property.

      The Corporation intends to maintain, or cause to be maintained, insurance against such risks at the Nine Mile 2 Plant, provided such coverage can be obtained at an acceptable cost.

Environmental Matters

      General: On an ongoing basis, Central Hudson assesses environmental issues which could impact Central Hudson and its customers.

      Water: In 1992 Central Hudson filed renewal applications for the State Pollution Discharge Elimination System ("SPDES") permits for its Roseton and Danskammer Plants. Such permits are required to operate the Plants' cooling water systems and wastewater treatment systems. Central Hudson is a party to an active proceeding with other New York utilities before the New York State Department of Environmental Conservation ("NYSDEC") related to the processing of the SPDES permit renewal application for the Roseton Plant. The utility participants in the proceeding prepared and submitted a revised Draft Environmental Impact Statement ("DEIS") on December 15, 1999. At this stage of the proceeding, the Corporation can make no determination as to the outcome of the proceeding or the impact, if any, on the Corporation's financial position.

      In 1999 Riverkeeper, Inc., commenced a citizen suit, in the United States District Court for the Southern District of New York, against Central Hudson under Section 11 of the Endangered Species Act, 16 U.S.C. Section 1540, seeking injunctive relief from Central Hudson's alleged unpermitted takings of the endangered shortnose sturgeon through Central Hudson's Roseton and Danskammer Plants on the Hudson River. Central Hudson does not believe it has violated such Act and intends to vigorously defend this action. The

Corporation can make no prediction as to the outcome of this litigation.

      Air: The Clean Air Act Amendments of 1990 ("CAA Amendments") added several new programs which address attainment and maintenance of national ambient air quality standards. These include control of emissions from fossil-fueled electric generating plants that affect "acid rain" and ozone. As of December 31, 1999, Central Hudson believes it is in full compliance with regulations promulgated to date under the CAA Amendments. Ongoing federal and state clean air initiatives may require Central Hudson to reduce its emissions in the future.

      Central Hudson's emissions of nitrogen oxides ("NOx") were subject to additional controls, effective May 31, 1995 and May 1, 1999, under Title I of the CAA Amendments. Central Hudson has installed appropriate controls in compliance with the May 31, 1995 requirements. The 1999 requirements were addressed by fuels and operation management. Backend controls were not required. The NYSDEC has recently promulgated regulations requiring a third round of NOx reductions to go into effect in 2003.

      In July 1997, the Environmental Protection Agency ("EPA") promulgated proposed revisions to the National Ambient Air Quality Standards for ozone and particulates. These regulations have been stayed by the courts. Further action by the EPA is pending.

      Beginning in 1997 the NYSDEC, began an initiative seeking penalties from all New York electric utilities for past opacity variances and requiring various opacity reduction measures and stipulated penalties for future excursions after execution of a consent order. Each New York State electric utility, including Central Hudson, is in the process of negotiating, or has negotiated, the various terms and conditions of a draft consent order with the NYSDEC. Central Hudson and the NYSDEC entered into an Order on Consent, effective April 26, 1999, pursuant to which Central Hudson, in settlement of a claim by the NYSDEC that emissions from the Roseton and Danskammer Plants exceeded applicable opacity emissions standards, agreed to a civil penalty of $1.5 million for both Plants, of which $500,000 was paid to the NYSDEC. The remaining $1.0 million of such penalty was suspended upon Central Hudson causing certain environmentally beneficial projects in Dutchess and Orange Counties, New York to be implemented, as set forth in said Order. Said Order also provides for (i) a new level of stipulated penalty provisions for future opacity exceedences and (ii) an Opacity Reduction Program, all with respect to said Plants.

      In October 1999, New York State Governor Pataki indicated he will cause a rulemaking proceeding to be initiated intended to lead to regulations requiring electric generation plants in New York State to reduce sulfur dioxide and nitrogen dioxide emissions beyond the reductions mandated by federal law. Until the issuance and analysis of any such regulations, the Corporation can make no prediction as to the effect of such regulations, on the cost of operating the Danskammer and Roseton Plants or whether or not capital improvements would be required.

      In October 1999, the New York State Attorney General indicated he is investigating eight older New York State power plants for possible violations of federal and state air emission rules. By letter dated October 12, 1999 from the Office of said Attorney General, Central Hudson was notified that such investigation indicates that Central Hudson, "may have constructed, and continues to operate, major modifications to its Danskammer [Plant...] without obtaining [certain] requisite preconstruction permits." Such letter requests that Central Hudson provide certain information with respect to such investigation. The NYSDEC, by subpoena dated January 13, 2000, has requested substantially the same information from Central Hudson. The Corporation believes that the NYSDEC has assumed responsibility for such investigation, but Central Hudson has not received formal notification thereof. Central Hudson is reviewing this matter in depth, and believes any required permits were obtained.

Former Manufactured Gas Plant Facilities

      City of Newburgh: In October 1995, Central Hudson and the NYSDEC entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for Central Hudson's former coal gasification plant ("Central Hudson Site"), the City of Newburgh, New York's ("City") adjacent and nearby property and the adjoining areas of the Hudson River. Initial remediation investigations were completed in September 1997. The investigations revealed the presence of contaminants in the soil in portions of the study area. In the majority of the study area contaminants were found deep within the ground and are not a threat to the public. Contaminated ground water is associated with the contaminated soil but it is not used as a drinking water supply. Impacted sediments were also present within the Hudson River adjacent to the City's property which is the location of its sewage treatment plant.

      In May 1995, the City filed suit against Central Hudson in the United States District Court for the Southern District of New York. The City alleged that Central Hudson released certain allegedly hazardous substances without a permit from the Central Hudson Site in Newburgh, New York into the ground and into adjacent and nearby property of the City, in violation of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the federal Resources Conservation and Recovery Act ("RCRA") and the federal Emergency Planning and

Community Right to Know Act ("EPCRA"). The City also alleged a number of nuisance, trespass, damage and indemnification claims pursuant to New York State law.

      The City sought injunctive relief against such alleged disposal, storage or release of hazardous substances at the Central Hudson Site, remediation and abatement of the conditions alleged to lead to endangerment of the City's property, payment of restitution of clean-up costs and monetary damages of at least $70 million, assessment of certain civil penalties under RCRA, CERCLA and EPCRA, and recovery of the City's costs and attorneys' fees in such action.

      Among the City's allegations was that the presence of contamination on its site was preventing it from making required improvements to its sewage treatment plant ("STP") on the site.
In partial settlement of the City's claims against Central Hudson, the City and Central Hudson entered into an agreement, in July 1998, whereby the City would construct a clarifier at the STP and deal appropriately with any contaminants that were encountered during the construction, and Central Hudson would fund these construction and related activities. Construction of the clarifier was completed in July 1999; however, all invoices for the construction costs and related work have not yet been received. It is expected that the total cost will be approximately $2.9 million.

      The trial on this matter began in November 1998, and in December 1998, the jury made its determination that the proper cost of environmental remediation on the City's property is $20 million and Central Hudson's share is 80% (or $16 million). In addition, the jury awarded the City $435,000 in damages for increased costs of future operations of the City's STP due to the existence of contaminants.

      Subsequent to the December 1998 jury award referred to above, Central Hudson and the City entered into a Settlement Agreement, dated May 4, 1999, which received court approval on the same date.

      Under the Settlement Agreement (i) said lawsuit was disposed of and the City's claims were dismissed with prejudice; (ii) the City waived its right to have the $16 million awarded by the jury for the cost of said environmental remediation on the City's property and Central Hudson agreed to remediate the City's property at Central Hudson's cost pursuant to said NYSDEC's October 1995 Order on Consent; (iii) Central Hudson paid the City $2 million and will pay the City $500,000 in the future on the occurrence of certain events; (iv) if the total cost of such remediation is less than $16 million, Central Hudson will pay the City an additional amount on a formula basis up to $500,000 depending on the extent to which the cost of remediation is less than $16 million and (v) Central Hudson agreed to indemnify and hold harmless the City against claims or lawsuits by any third party against the City alleging injury, damages or violation of law caused by or arising from the alleged contamination in said lawsuit having migrated from Central Hudson's to the City's property.

      Pursuant to said October 1995 Order on Consent with the NYSDEC, Central Hudson conducted additional studies as part of the required remedial investigation. The results of these studies were provided to the NYSDEC which determined that the contaminants found in such investigation may pose a significant threat to human health or the environment. As a result, Central Hudson developed a draft Feasibility Study Report ("Report") which was filed with the NYSDEC on December 28, 1999. The Report summarizes the nature and location of the contamination at and around the City's property, evaluates the potential ecological and human health risks associated with that contamination and discusses clean-up alternatives. The Report recommends (1) limited soil removal from the southern portion of the City's property, where there is elevated contamination and (2) capping of contaminated sediments in the Hudson River. The estimated costs for the proposed remediation activities are $3 million for the soil removal and $2.5 million for the capping of sediment in the Hudson River. Central Hudson, in December 1999, provided the Report to NYSDEC and to the City. Central Hudson expects that both NYSDEC and the City will respond with comments on the Report. Subject to anticipated additional negotiations among Central Hudson, the City and NYSDEC, NYSDEC will issue a Proposed Remedial Action Plan, for public review and comment, which is expected to be issued in the second quarter of 2000. Following such public review, NYSDEC will issue a Record of Decision which will specify a remediation plan for Central Hudson's implementation. Such remediation plan is not expected to be issued until late in 2000.

      As of December 31, 1999, the Corporation recorded liabilities of $6.5 million regarding this matter which are included in "Deferred Credits and Other Liabilities - Other" in the
Corporation's Consolidated Balance Sheet.

      By letter dated June 3, 1997, Central Hudson received authorization from the PSC to defer costs related to this matter, including legal defense costs but excluding Central Hudson's labor, related to environmental site investigation and remediation actions. Central Hudson has deferred costs expended to date that it expects to be recovered in future rates. The cumulative deferred costs through 1999 amounted to $15.1 million and were included in "Deferred Charges - Regulatory Assets" in the Corporation's Consolidated Balance Sheet.

      The Corporation can make no prediction as to the full financial effect this matter will have on it, including the extent, if any, of insurance reimbursement and including implementation of environmental clean-up under said Order on Consent. However, the Corporation has put its insurers on notice of this matter and the Corporation intends to seek reimbursement from such insurers for the cost of any such liability. Two of such insurers have denied coverage.

      Former Manufactured Gas Plant Sites: In February 1999 the NYSDEC informed Central Hudson of its intention to perform site assessments at the sites of three manufactured gas plants formerly operated by Central Hudson, two of which are located in Poughkeepsie, New York and one in Beacon, New York. Central Hudson will conduct the site assessments under agreements negotiated with NYSDEC for each site. The purpose of the site assessments will be to determine if there are significant quantities of residues from the manufactured gas operations on the sites. If NYSDEC determines that significant quantities of residues are not present or that the residues pose no threat to public health or the environment given the current uses of the sites, NYSDEC will not require additional investigations and/or remediation at the respective sites. If, after its review of each site assessment, NYSDEC determines that significant residues are present, or that residues pose a threat to public health or the environment at a site, Central Hudson will likely be responsible for any required remediation. The Corporation can make no prediction as to the outcome of these matters at present. Central Hudson has put its comprehensive general liability insurers on notice of these matters, and Central Hudson intends to seek reimbursement from its insurance carriers for amounts for which it may become liable.

      Central Hudson has requested from the PSC permission to defer the incremental costs of the investigations and potential remediation of these sites.


Asbestos Litigation

      Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 1,972 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at Central Hudson facilities.

      To date, of the 1,972 cases that had been brought against Central Hudson, 1,035 remained pending against Central Hudson. Of the 937 cases no longer pending against Central Hudson, 810 have been dismissed or discontinued, and Central Hudson has settled 127 cases. The Corporation is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Corporation at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Corporation believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Corporation's financial position or results of operations.

      Central Hudson is insured under successive comprehensive general liability policies issued by a number of insurers, has put such insurers on notice of the asbestos lawsuits and has demanded indemnification reimbursement for its defense costs and liability. In December 1994, Central Hudson commenced a lawsuit against eight such insurers in the New York State Supreme Court, Dutchess County. By order dated October 2, 1998, the Court granted a motion by Central Hudson against one insurer, Travelers Casualty and Surety Company (f/k/a The Aetna Casualty and Surety Company) ("Travelers"), seeking a declaration that Travelers owed Central Hudson the cost of defense in the underlying asbestos litigation. Travelers has since paid Central Hudson approximately $3.2 million, consisting of the undisputed portion of Central Hudson's past defense costs together with prejudgment interest. Travelers has made this payment subject to the October 2, 1998 order of the Court and without prejudice to its rights to appeal or to seek contribution from the other insurers and from Central Hudson.

Purchased Power Commitments

      Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of unregulated cogeneration facilities ("IPPs") which meet certain criteria for Qualifying Facilities, as such term is defined in the appropriate legislation. Purchases are made under long-term contracts which require payment at rates higher than what can be purchased on the wholesale market. These costs are currently fully recoverable through Central Hudson's electric fuel adjustment clause, with one exception, for which the impaired portion of the contract has been recognized as a reduction to income. IPPs with which Central Hudson has contracts represent 6% of Central Hudson's energy purchases in 1999.

Other Matters

      Central Hudson is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively involve substantial amounts, it is the opinion of management that their ultimate resolution will not have a material adverse effect on the Corporation's financial position or results of operations.

      Included in such proceedings are lawsuits against Central Hudson arising from a November 1992 explosion in a dwelling in Catskill, New York. One of these lawsuits involving claims for personal injury and property damages was settled in December 1999 in amounts not considered material to the Corporation. A lawsuit alleging personal injuries and property damage and compensatory and punitive damages in the sum of $4 million remains. In January 2000, the court dismissed this lawsuit on the merits because of plaintiff's failure to prosecute the case, but the time to appeal has not expired.

      In addition to the above, on February 12, 1994, a fire and an explosion destroyed a residence in the Village of Wappingers
Falls, New York, in Central Hudson's service territory. A short time later, a second explosion and fire destroyed a nearby commercial facility. Lawsuits commenced against Central Hudson arising out of the Wappingers Falls incident include one alleging property damage and seeking recovery of $250,000 in compensatory damages and one alleging personal injuries and property damage and seeking an unspecified amount of damages against Central Hudson. All such lawsuits have been consolidated; however, no trial date has been set.

      The Corporation is investigating the Wappingers Falls claims and presently has insufficient information on which to predict their outcome. The Corporation believes that Central Hudson has adequate insurance to cover any compensatory damages that might be awarded.

NOTE 10 - SEGMENTS AND RELATED INFORMATION

      The Corporation's primary reportable operating segments are the regulated electric and gas operations of Central Hudson. The Corporation's "Other" segment consists of the competitive business affiliates of Services. For 1999, "Other" also includes the activity of CH Energy Group, Inc. prior to the formation of the holding company on December 15, 1999. The "Other" earnings per share for 1999 is due to the sale of the Corporation's New York Stock Exchange symbol. All of the segments currently operate in the Northeast region of the United States.

      Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with practice established for regulatory purposes.

                              CH Energy Group, Inc.
                          Segment Disclosure - FAS 131
                             Year Ended December 31,


                                                      1999
                                                      ----
       (In Thousands)           Electric       Gas         Other          Total
       --------------           --------       ----        -----          -----
Revenues from
 external customers          $  427,729     $ 93,099      $  -        $  520,828
Intersegment
 revenues                            80        1,032         -             1,112
                              ---------      -------     -------       ---------
   Total revenues               427,809       94,131         -           521,940
Depreciation and
 amortization                    42,157        4,756         -            46,913
Interest expense                 25,803        4,201         -            30,004
Interest income                   2,133          314         -             2,447
Income tax (credit)
 expense                         24,850        4,075         -            28,925
Earnings per share                 2.47         0.33        0.08            2.88
Segment assets                1,078,945      180,357      76,597       1,335,899
Construction
 Expenditures                    38,346        8,149         -            46,495


                                                      1998
                                                      ----
       (In Thousands)           Electric       Gas         Other          Total
       --------------           --------       ----        -----          -----
Revenues from
 external customers          $  418,427     $ 83,899      $  -        $  502,326
Intersegment
 revenues                            80        1,063         -             1,143
                              ---------      -------     -------       ---------
   Total revenues               418,507       84,962         -           503,469

Depreciation and
 amortization                    40,996        4,564         -            45,560
Interest expense                 23,803        3,875         -            27,678
Interest income                     695           87         -               782
Income tax (credit)
 expense                         24,910        3,678         -            28,588
Earnings per share                 2.51         0.35         0.04           2.90
Segment assets                1,093,455      169,587       52,996      1,316,038
Construction
 Expenditures                    39,183        6,478         -            45,661

                              CH Energy Group, Inc.
                          Segment Disclosure - FAS 131
                             Year Ended December 31,


                                                      1997
                                                      ----
      (In Thousands)           Electric        Gas        Other          Total
                              ---------      -------     -------       ---------
Revenues from
 external customers         $  416,346      $103,044      $  -        $  519,390
Intersegment                                                 -
 revenues                           83           804                         887
                              ---------      -------     -------       ---------
  Total revenues               416,429       103,848         -           520,277
Depreciation and
 amortization                   39,480         4,384         -            43,864
Interest expense                23,186         3,464         -            26,650
Interest income                  1,970           290         -             2,260
Income tax (credit)
 expense                        21,405         4,832         -            26,237
Earnings per share                2.58          0.37         0.02           2.97
Segment assets               1,067,042       163,021       22,027      1,252,090
Construction
 Expenditures                   36,685         7,183         -            43,868


NOTE 11 - FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Temporary Cash Investments: The carrying amount approximates fair value because of the short maturity of those instruments.

     Cumulative Preferred Stock Subject to Mandatory Redemption:
The fair value is estimated based on the quoted market price of similar instruments.

     Long-Term Debt: The fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Central Hudson for debt of the same remaining maturities and quality. Long-term debt of Services also approximates fair value.

     Notes Payable: The carrying amount approximates fair value because of the short maturity of those instruments.

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                   December 31, 1999
                                                   -----------------
                                                Carrying           Fair
                                                 Amount            Value
                                                --------           -----
                                                     (In Thousands)
Cumulative preferred stock subject
  to mandatory redemption.............          $ 35,000         $ 34,455
Long-term debt (including
  current maturities).................           370,551          365,741


                                                   December 31, 1998
                                                   -----------------
                                                Carrying           Fair
                                                 Amount            Value
                                                --------           -----
Cumulative preferred stock subject
  to mandatory redemption.............          $ 35,000         $ 37,083
Long-term debt (including
  current maturities).................           396,425          413,905


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected financial data for each quarterly period within 1999 and 1998 are presented below:
                                                                                 Earnings Per
                                                                                    Average
                                                                                    Share of
                                                                                     Common
                               Operating        Operating           Net              Stock
                               Revenues          Income            Income         Outstanding
                               ---------        ---------          ------         -----------
                                            (In Thousands)                         (Dollars)
                               ------------------------------------------         -----------
Quarter Ended:

       1999
       ----
  March 31............        $146,471          $24,991           $18,297           $1.09
  June 30.............         117,035           14,439             8,630             .51
  September 30........         134,323           18,100            13,064             .77
  December 31.........         124,111           13,108             8,582             .51

       1998
       ----
  March 31............        $143,882          $24,003           $18,360           $1.06
  June 30.............         112,106           14,404             9,234             .54
  September 30........         125,723           18,350            13,003             .77
  December 31.........         121,758           14,543             8,717             .53



SCHEDULE II  - Reserves

                                                          Additions

                                                                                    Payments       Balance
                                    Balance at     Charged to        Charged to     Charged        at End
                                    Beginning      Cost and            Other           to            of
Description                         of Period      Expenses          Accounts       Reserves       Period
-----------                         ----------     ----------        ----------     --------       -------
YEAR ENDED DECEMBER 31, 1999
Operating Reserves........          $5,994,600     $2,158,546       $  520,700     $2,380,188   $6,293,658
                                     =========      =========        =========      =========    =========
Reserve for Uncollectible
 Accounts.................          $2,400,000     $2,972,556       $    -         $2,472,556   $2,900,000
                                     =========      =========        =========      =========    =========
YEAR ENDED DECEMBER 31, 1998

Operating Reserves........          $6,581,614     $7,474,979       $  103,700     $8,165,693   $5,994,600
                                     =========      =========        =========      =========    =========
Reserve for Uncollectible
 Accounts.................          $2,800,000     $2,638,719       $    -         $3,038,719   $2,400,000
                                     =========      =========        =========      =========    =========
YEAR ENDED DECEMBER 31, 1997

Operating Reserves........          $4,755,264     $2,142,391       $  334,700     $  650,741   $6,581,614
                                     =========      =========        =========      =========    =========
Reserve for Uncollectible
 Accounts.................          $3,200,000     $3,493,405       $    -         $3,893,405   $2,800,000
                                     =========      =========        =========      =========    =========


      ITEM 9 -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ------      ACCOUNTING AND FINANCIAL DISCLOSURE
                  ------------------------------------------------
      None.

                                    PART III
                                    --------

      ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION
      -------     ---------------------------------------------------
      The information with respect to the Directors of the Corporation required hereunder is incorporated by reference to the caption "Proposal No. 1 - Election of Directors" in the
Corporation's definitive proxy statement, to be dated March 1, 2000, and to be used in connection with its Annual Meeting of Shareholders to be held on April 25, 2000, which proxy statement will be submitted to the SEC pursuant to that Commission's
Regulation S-T.

      The information with respect to the executive officers of the Corporation required hereunder is incorporated by reference to
Item 1 herein, under the caption "Executive Officers of the Corporation."

      Pursuant to Section 727(d) of the New York Business Corporation Law, notice is hereby given to shareholders that the Corporation has provided Directors' and Officers' Liability Insurance through various contracts. These contracts became effective June 1, 1999 and provide aggregate coverage of $60 million with the following carriers: Chubb Group of Insurance Companies, Associated Electric & Gas Insurance Services, Ltd. and American Casualty Excess Insurance, Ltd.

      The aggregate premium costs for this insurance, which covers the Corporation and its directors and executive officers, are approximately $238,000, a decrease of $165,000 when compared to 1998.

      ITEM 11 -   EXECUTIVE COMPENSATION

      The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Corporation's definitive proxy statement, to be dated March 1, 2000, and to be used in connection with its Annual Meeting of Shareholders to be held on April 25, 2000.

      ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      -------     AND MANAGEMENT
                  -----------------------------------------------
      The information required hereunder is incorporated by reference to the caption "Security Ownership of Directors and Officers" in the Corporation's definitive proxy statement, to be dated March 1, 2000, and to be used in connection with its Annual Meeting of Shareholders to be held on April 25, 2000.

      ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      -------     ----------------------------------------------
      There were no relationships or transactions of the type required to be described by this Item.

                                     PART IV
                                     -------
      ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
      -------   REPORTS ON FORM 8-K
                -------------------------------------------

(a)   Documents filed as part of this Report

      1. and 2. All Financial Statements and Financial Statement
      Schedules filed as part of this Report are included in Item 8 of this Form 10-K and reference is made thereto.

      3. Exhibits

      Incorporated herein by reference to the Exhibit Index for this Report. Such Exhibits include the following management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 14(c) hereof:

      Description in the Exhibit List and Exhibit Nos. for this Report

      Central Hudson Directors' Deferred Compensation Plan, effective October 1, 1980, together with Amendment thereto, effective October 1, 1999, merged into the Directors and Executives Deferred Compensation Plan, effective January 1, 2000. (Exhibit (10)(iii)1 and 19)

      Executive Deferred Compensation Plan, effective March 1,
      1992, together with Amendments thereto effective December 17, 1993 and December 1, 1998 and an instrument of assumption by the Corporation, dated December 15, 1999. (Exhibits
      (10)(iii)2, 5, 17 and 20)

      Central Hudson Retirement Benefit Restoration Plan, effective May 1, 1993, together with Amendments thereto effective
      July 23, 1993 and December 1, 1998.  (Exhibits (10)(iii)3, 4
      and 18)

      Agreement, made March 14, 1994, by and between Central Hudson and Mellon Bank, N.A., amending and restating, effective April 1, 1994, Central Hudson's Savings Incentive Plan and related Trust Agreement with The Bank of New York, together with amendments dated July 22, 1994, and December 16, 1994. (Exhibits (10)(iii)7, 8 and 9)

      Central Hudson Executive Incentive Compensation Plan, effective January 3, 1993, as amended and restated, effective April 4, 1995 and terminated effective January 1, 2000.
      (Exhibits (10)(iii)6 and 10)

      Amended and Restated Stock Plan for Outside Directors, together with a form of assumption by the Corporation thereof, effective
      December 15,1999.   (Exhibit (10)(iii)11 and 21)

      Central Hudson Management Incentive Program, effective
      April 1, 1994, together with Amendment thereto, dated
      July 25, 1997.  (Exhibits (10)(iii)12 and 13)

      Change-of-Control Severance Policy, effective December 1,
      1998, for all management employees, and a form of instrument of assumption by the Corporation, dated December 15, 1999.
      (Exhibit (10)(iii)14 and 22)

      Form of Central Hudson Employment Agreement, dated
      October 23, 1998, effective December 1, 1998, for all officers, and a form of instrument of assumption by the Corporation, dated December 15, 1999. (Exhibit (10)(iii)15 and 23)

      Central Hudson Employment Agreement, dated October 23, 1998, effective December 1, 1998, for Paul J. Ganci, and a form of instrument of assumption by the Corporation, dated
      December 15, 1999.  (Exhibit (10)(iii)16 and 24)

      Directors and Executives Deferred Compensation Plan, dated
      December 17, 1999, effective January 1, 2000.

      Trust and Agency Agreement, dated December 17, 1999 and effective January 1, 2000, between this Corporation and First America Trust Company for the Corporation's Directors and
      Executives Deferred Compensation Plan.

      Long-Term Performance-Based Incentive Plan, dated October 22, 1999, effective January 1, 2000.

(b)   Reports on Form 8-K

      During the last quarter of the period covered by this Report and including the period to the date hereof, the following
      Reports on Form 8-K were filed by Central Hudson and/or the
      Corporation:

      1) Report dated November 12, 1999 for Central Hudson, relating to the change of Central Hudson's stock trading symbol from "CNH" to "CHG."

      2) Report dated November 23, 1999 for Central Hudson, relating to the auction of the Roseton and Danskammer Plants, as reported in the caption, "Auction of Fossil Generation Plants," in Note 2 of the Notes to Financial Statements of this Annual Report on Form 10-K; and the appointment of officers of the Corporation.

      3) Reports dated December 15, 1999 for the Corporation and Central Hudson, relating to the reorganization of Central Hudson into a holding company structure pursuant to an Agreement and Plan of Exchange between Central Hudson and the Corporation as more fully described in
            Item I hereof under the caption "Holding Company" and in
            Note 2 hereof under the caption "Competitive
            Opportunities Proceeding Settlement Agreement."

      4) Report dated February 1, 2000 relating to Central Hudson's sale of a tranche of Medium Term Notes in the aggregate principal amount of $110 million, such sale being authorized under Central Hudson's shelf registration statement on Form S-3 (Registration No. 333-65597), as filed with the SEC.


(c)   Exhibits Required by Item 601 of Regulation S-K

      Incorporated herein by reference to subpart (a)-3 of Item 14, above.

(d) Financial Statement Schedule required by Regulation S-X which is excluded from the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1999

      Not applicable, see Item 8 hereof.

                                   SIGNATURES
            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CH ENERGY GROUP, INC.


                              By    /s/ Paul J. Ganci
                                -------------------------------
                                 Paul J. Ganci
                                 Chairman of the Board, President
                                 and Chief Executive Officer

Dated:  March 1, 2000

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Corporation and in the capacities and on the date indicated:

      Signature                        Title                    Date
      ---------                        -----                    ----

(a) Principal Executive
      Officer or Officers:



   /s/ Paul J. Ganci
--------------------------
(Paul J. Ganci)                      Chairman of
                                     the Board, President
                                     and Chief Executive
                                     Officer                 March 1, 2000

(b) Principal Accounting
      Officer:


   /s/ DONNA S. DOYLE
--------------------------
(Donna S. Doyle)                     Vice President -
                                     Accounting and
                                     Controller              March 1, 2000

(c) Chief Financial
      Officer:


   /s/ STEVEN V. LANT
--------------------------
(Steven V. Lant)                    Chief Financial
                                    Officer and
                                    Treasurer                March 1, 2000


(d) A majority of Directors:

Jack Effron*, Frances D. Fergusson*,
Heinz K. Fridrich*, Edward F.X.Gallagher*,
Paul J. Ganci*, John E. Mack III* and
Edward P. Swyer*, Directors


By     /s/ Paul J. Ganci
--------------------------
(Paul J. Ganci)                                              March 1, 2000

--------------------------------
*Paul J. Ganci, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the SEC as Exhibit 24 hereof.