Form 10-Q
period 2000-03-31
CH ENERGY GROUP INC
filed 2000-05-12
CIK 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................March 31, 2000
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to........................
Commission file number...................................................0-30512

                              CH ENERGY GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                          14-1804460
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK                     12601-4879
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (914) 452-2000
                                                   --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ]      NO  [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Common stock, par value $.10 per share; and the number of shares outstanding of Registrant's Common stock, as of March 31, 2000, was 16,849,087.

                              CH ENERGY GROUP, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX



          PART I - FINANCIAL INFORMATION                               PAGE
          ------------------------------                               ----

Item 1 - Consolidated Financial Statements                                1

         Consolidated Statement of Income -
          Three Months Ended March 31, 2000 and 1999                      1

         Consolidated Balance Sheet - March 31, 2000
          and December 31, 1999                                           2

         Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 2000 and 1999                      4

         Notes to Consolidated Financial Statements                       5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                       8

Item 3 - Quantitative and Qualitative Disclosure
          about Market Risk                                              13

         PART II - OTHER INFORMATION
         ---------------------------

Item 1 - Legal Proceedings                                               13

Item 4 - Submission of Matters to a Vote of
           Security Holders                                              14

Item 5 - Other Information                                               15

Item 6 - Exhibits and Reports on Form 8-K                                17

Signatures                                                               18

Exhibit Index

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item I - Consolidated Financial Statements
------------------------------------------

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                             For the 3 Months
                                                              Ended March 31,
                                                             2000        1999
                                                           ---------   ---------
                                                          (Thousands of Dollars)
Operating Revenues
  Electric...............................................  $118,140    $107,394
  Gas....................................................    40,840      39,077
  Other .................................................    18,970       9,017
                                                           --------     -------
      Total Operating Revenues...........................   177,950     155,488
                                                           --------     -------
Operating Expenses
  Operation:
    Fuel used in electric generation and
       purchased electricity.............................    49,265      31,002
    Purchased natural gas................................    24,830      25,583
    Purchased petroleum..................................     3,029       1,631
    Other expenses of operation..........................    31,873      26,869
  Maintenance............................................     6,999      26,636
  Depreciation and amortization..........................    12,489      11,941
  Taxes, other than income tax...........................    16,107      16,640
  Federal income tax.....................................     9,072      10,858
                                                           --------     -------
                                                            153,664     131,160
                                                           --------     -------
Operating Income.........................................    24,286      24,328
                                                           --------     -------
Other Income and Deductions
  Allowance for equity funds used during construction            -           62
  Federal income tax.....................................       (52)        170
  Other - net............................................     2,659       1,808
                                                           --------     -------
                                                              2,607       2,040
                                                           --------     -------
Income before Interest Charges...........................    26,893      26,368
                                                           --------     -------
Interest Charges
  Interest on mortgage bonds.............................     3,205       3,440
  Interest on other long-term debt.......................     2,702       2,377
  Other interest.........................................     2,217       1,514
  Allowance for borrowed funds used during construction..      (152)        (67)
                                                           --------     -------
                                                              7,972       7,264

Preferred Stock Dividends of Central Hudson..............       807         807

Net Income...............................................    18,114      18,297
Dividends Declared on Common Stock.......................     9,097       9,106
                                                           --------     -------

Balance Retained in the Business.........................    $9,017      $9,191
                                                           --------     -------

Common Stock:
    Average Shares Outstanding (000s)....................    16,860      16,862

    Earnings Per Share (Basic and Diluted)...............     $1.07     $  1.09

    Dividends Declared...................................    $0.540     $ 0.540


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                        March 31,   December 31,
                                                         2,000         1999
                           ASSETS                     (Unaudited)    (Audited)
                                                      -----------   ------------
                                                          (Thousands of Dollars)
Utility Plant
      Electric........................................ $1,250,840     $1,250,456
      Gas.............................................    166,691        164,767
      Common..........................................    100,965        100,659
      Nuclear fuel....................................     46,587         42,847
                                                       ----------     ----------
                                                        1,565,083      1,558,729

      Less:  Accumulated depreciation.................    647,459        638,910
                 Nuclear fuel amortization............     38,938         38,354
                                                       ----------     ----------
                                                          878,686        881,465

      Construction work in progress...................     44,210         39,951
                                                       ----------     ----------
              Net Utility Plant.......................    922,896        921,416
                                                       ----------     ----------

Other Property and Plant..............................     32,281         31,544
                                                       ----------     ----------

Investments and Other Assets
       Prefunded Pension Costs........................     50,376         46,038
       Other..........................................     23,142         21,226
                                                       ----------     ----------
               Total Investments and Other Assets.....     73,518         67,264
                                                       ----------     ----------


Current Assets
      Cash and cash equivalents.......................     10,342         20,385
      Accounts receivable from customers-net of
            allowance for doubtful accounts...........     63,465         57,600
      Accrued unbilled utility revenues...............     15,982         16,327
      Other receivables...............................      2,496         .4,092
      Fuel, materials and supplies, at average cost...     30,332         31,485
      Special deposits and prepayments................     23,164         17,533
                                                       ----------     ----------
               Total Current Assets...................    145,781        147,422
                                                       ----------     ----------


Deferred Charges
      Regulatory assets ..............................    135,785        137,487
      Unamortized debt expense........................      4,915          5,016
      Other...........................................     29,114         25,750
                                                       ----------     ----------
                Total Deferred Charges.................   169,814        168,253
                                                        ----------    ----------


                         Total Assets................. $1,344,290     $1,335,899
                                                       ----------     ----------


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                                              March 31,      December 31,
                                                                2,000            1999
               CAPITALIZATION AND LIABILITIES                (Unaudited)       (Audited)
                                                             ----------       ----------
                                                                (Thousands of Dollars)
Capitalization
        Common Stock Equity:
          Common stock, 30,000,000 shares authorized;
            shares issued ($.10 par value):
            2000 - 16,862,087
            1999 - 16,862,087 .............................  $    1,686       $    1,686
        Paid-in capital ...................................     351,230          351,230
        Retained earnings .................................     141,813          132,796
        Reacquired capital stock ..........................        (380)              --
        Capital stock expense .............................      (1,288)          (1,306)
                                                             ----------       ----------
                Total Common Stock Equity .................     493,061          484,406
                                                             ----------       ----------

        Cumulative Preferred Stock
          Not subject to mandatory redemption .............      21,030           21,030
          Subject to mandatory redemption .................      35,000           35,000
                                                             ----------       ----------
                Total Cumulative Preferred Stock ..........      56,030           56,030
                                                             ----------       ----------

        Long-term Debt ....................................     342,948          335,451
                                                             ----------       ----------
                Total Capitalization ......................     892,039          875,887
                                                             ----------       ----------

Current Liabilities
        Current maturities of long-term debt ..............      35,110           35,100
        Notes payable .....................................      38,500           50,000
        Accounts payable ..................................      25,739           36,746
        Accrued taxes and interest ........................      12,897             (162)
        Dividends payable .................................       9,905            9,913
        Accrued vacation ..................................       4,472            4,344
        Customer deposits .................................       4,444            4,471
        Other .............................................       6,187            7,545
                                                             ----------       ----------
                Total Current Liabilities .................     137,254          147,957
                                                             ----------       ----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ............................      92,760           87,039
        Operating reserves ................................       3,393            6,294
        Other .............................................      19,943           19,101
                                                             ----------       ----------
            Total Deferred Credits and Other Liabilities ..     116,096          112,434
                                                             ----------       ----------

Accumulated Deferred Income Tax ...........................     198,901          199,621
                                                             ----------       ----------


                   TOTAL CAPITALIZATION AND LIABILITIES ...  $1,344,290       $1,335,899
                                                             ----------       ----------


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the 3 Months Ended
                                                                           March 31,
                                                                       2000        1999
                                                                   ----------   ---------
OPERATING ACTIVITIES:                                              (Thousands of Dollars)

    Net Income                                                      $18,114     $18,297
       Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation, amortization & nuclear fuel amortization   13,437       12,856
            Deferred income taxes, net ...........................     (542)     (1,111)
            Allowance for equity funds used during construction          -          (62)
            Nine Mile 2 Plant deferred finance charges, net.......   (1,214)     (1,214)
            Provision for uncollectibles..........................      625         450
            Net accrued/deferred pension costs....................   (3,700)    (3,119)
            Deferred gas costs....................................    3,851       6,160
            Deferred gas refunds..................................      (67)       (48)
            Other, net............................................      468       2,636

         Changes in current assets and liabilities, net:
            Accounts receivable and unbilled revenues.............   (6,252)     (7,281)
            Fuel, materials and supplies..........................      887         147
            Special deposits and prepayments......................   (7,715)     12,969
            Accounts payable......................................   (6,897)     (1,267)
            Accrued taxes and interest............................   13,017      17,390
            Other current liabilities.............................   (4,347)     (1,591)
                                                                   --------    --------

       NET CASH PROVIDED BY OPERATING ACTIVITIES..................   19,665      55,212
                                                                   --------    --------

INVESTING ACTIVITIES:

       Additions to plant.........................................  (14,419)     (8,234)
       Allowance for equity funds used during construction........      -            62
                                                                   --------    --------
         Net additions to plant...................................  (14,419)      (8,172)
       Nine Mile 2 Plant decommissioning trust fund...............     (217)       (217)
       Other, net.................................................   (1,575)       (563)
                                                                   --------    --------

       NET CASH USED IN INVESTING ACTIVITIES......................  (16,211)     (8,952)
                                                                   --------    --------

FINANCING ACTIVITIES:

       Proceeds from issuance of long-term debt...................    7,500      22,114
       Net borrowings (repayments) of short-term debt.............  (11,500)    (18,000)
       Retirement and redemption of long-term debt................     -        (38,106)
       Dividends paid on common stock.............................   (9,106)     (9,106)
       Reacquired capital stock ..................................     (380)         --
       Issuance and Redemption Costs..............................      (11)       (459)
                                                                    --------   --------

       NET CASH USED IN FINANCING ACTIVITIES......................  (13,497)    (43,557)
                                                                   --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................  (10,043)      2,703

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR.....................   20,385      10,499
                                                                   --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD.........................  $10,342     $13,202
                                                                   --------    --------


Supplemental Disclosure of Cash Flow Information

       Interest paid (net of amounts capitalized).................   $2,947      $2,116

       Federal income tax paid....................................       --          --


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The accompanying consolidated financial statements of CH Energy Group, Inc. (herein the Corporation) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. In addition, the results of operations for the prior year have been restated to reflect fully consolidated results following the formation of the holding company referred to in Note 2 below. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in the Corporation's Annual Report, on Form 10-K, for the year ended December 31, 1999(Corporation's 10-K Report).

     Due to the seasonal nature of the Corporation's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - REGULATORY MATTERS

     Reference is made to Note 2 - Regulatory Matters to the Consolidated Financial Statements of the Corporation's 10-K Report under the caption "Impact of Amended Settlement Agreement on Accounting Policies," hereinafter the (Settlement Agreement).

     At March 31, 2000, net regulatory assets of its wholly-owned subsidiary, Central Hudson Gas & Electric Corporation (Central Hudson) associated with the fossil-fueled generating assets totaled $583,000. Central Hudson did not charge against income any of these net regulatory assets because recovery of such assets is considered probable under the Settlement Agreement.

HOLDING COMPANY RESTRUCTURING

     As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in the Corporation's 10-K Report, Central Hudson had received approval from its shareholders and regulators to form a holding company. The holding company restructuring occurred on December 15, 1999. As of March 31, 2000, $25.5 million of the $100 million authorized by the Public Service Commission of the State of New York (PSC) under the Settlement Agreement, has been transferred from Central Hudson to its competitive affiliates. By Order issued and effective

March 7, 2000, the PSC amended the Settlement Agreement with respect to an extension of the time by which Central Hudson can transfer up to $100 million to its competitive affiliates, as reported in the Corporation's Current Report, on Form 8-K, dated March 9, 2000.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by Central Hudson during the fourth quarter of 1998 (see Note 10 to the Consolidated Financial Statements included in the Corporation's 10-K Report).

     The Corporation's primary reportable operating segments are the regulated electric and gas operations of Central Hudson. The Corporation's "Unregulated Segment" consists of the competitive business affiliates of Central Hudson Energy Services, Inc., (Services), an unregulated subsidiary of the Corporation. All of the segments currently operate in the northeast region of the United States.

     Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with practice established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - FAS 131 Quarter Ended March 31,

                                                   2000
                                                   ----
                                        REGULATED      UNREGULATED  TOTAL
                                        ---------      -----------  -----
                                   ELECTRIC     GAS
                                   --------     ---

Revenues from external customers   $118,117   $40,423   $18,970   $177,510
Intersegment revenues                    23       417        --        440
                                   --------   -------   -------   --------

         Total revenues            $118,140   $40,840   $18,970   $177,950

Earnings per share                  $  0.71   $  0.35     $0.01      $1.07


                                                   1999
                                                   ----
                                        REGULATED    UNREGULATED    TOTAL
                                        ---------    -----------    -----
                                   ELECTRIC     GAS
                                   --------     ---

Revenues from external customers   $107,374   $38,845   $ 9,017    $155,236
Intersegment revenues                    20       232        --         252
                                   --------   -------   -------    --------

         Total revenues            $107,394   $39,077   $ 9,017    $155,488

Earnings per share                 $   0.81   $  0.33   $ (0.05)   $   1.09

NOTE 4 - NEW ACCOUNTING STANDARDS - DERIVATIVE AND HEDGING
             ACCOUNTING

     Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Corporation's 10-K Report. In March 2000, the FASB issued an exposure draft proposing to amend FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Amendment provisions potentially affecting the Corporation relate to the normal purchases and sales exception and interest rate risk. The Corporation believes that, in its final form, FASB 133 will not have a material impact on its financial position or results of operations upon implementation.

     PLANT DECOMMISSIONING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Corporation's 10-K Report. In February 2000, the FASB issued an exposure draft proposing to amend the initial FASB exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." The title of the February 17, 2000 exposure draft is "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," and the FASB is proposing that the statement be effective for financial statements for fiscal years beginning after June 15, 2001. The Corporation can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Corporation faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - Commitments and Contingencies, to the Consolidated Financial Statements included in the Corporation's 10-K Report. Except for what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 2000, and all documents previously filed with the Securities and Exchange Commission in 2000, there have been no material changes in the subject matters discussed in said Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY

     The growth of retained earnings in the first three months of 2000 contributed to the increase in the book value of common stock from $28.80 at December 31, 1999 to $29.26 at March 31, 2000 and the increase in the common equity ratio from 50.4% at December 31, 1999 to 51.1% at March 31, 2000.

     As part of the holding company restructuring, referred to in Note 2 of the Consolidated Financial Statements contained herein, the Corporation has established a revolving credit agreement with three commercial banks for borrowing up to $50 million through December 4, 2001.

     Central Hudson has $50 million of committed short-term credit facilities available, and has also entered into a revolving credit agreement with several commercial banks. Authorization from the PSC limits the short-term borrowing amount Central Hudson may have outstanding, at any time, to $52 million in the aggregate.

     Services has entered into a $10.5 million revolving credit agreement with several commercial banks.

     At March 31, 2000, the Corporation had $38.5 million of short-term debt outstanding. Investments in short-term securities were $10.3 million at the end of March 2000.

EARNINGS PER SHARE
------------------

     Earnings per share of common stock were $1.07 for the first quarter of 2000, as compared to $1.09 for the first quarter of 1999, a decrease of 2%. During that quarter, $2.6 million or $.10 per share, was earned but deferred under the terms of the Settlement Agreement. Total earnings, including deferred earnings, would have been $1.17 per share as compared to $1.12 for the prior year.

     The decrease in earnings per share for the quarter ended March 31, 2000 as compared to the same period in 1999, resulted primarily from the non-recurring effect of a favorable insurance settlement recorded in the first quarter of 1999. In addition, increased depreciation on the Corporation's plant and equipment, an increase in non-fuel operating and maintenance costs, reflecting, in large part, an increase in costs for maintenance of Central Hudson's steam generating plants, and the net effect of various other items, primarily an increase in taxes other than income taxes, largely offset by a reduction in federal income taxes, all contributed to the decrease in earnings per share for the first quarter of 2000. The decrease was also due to a decrease in electric utility net operating revenues (net of the cost of fuel, purchased electricity and revenue taxes) due largely to an increase in non-recoverable fuel costs related to fuel cost incentive provisions. The change in electric net revenues also reflects an increase due to increased sales; however, these net revenues were offset by the deferral of electric utility revenues in excess of the return on equity cap provision contained in the Settlement Agreement.

     These decreases were partially offset by an increase in earnings from Services. Services recorded a loss in the first quarter of 1999 due to expansion and startup activities related to the acquisition of two electric generating plants, compared to modest earnings in 2000. Also, offsetting the decreases was an increase in gas utility net operating revenues (net of the cost of gas and revenue taxes) in the first quarter of 2000 due primarily to an increase in total firm sales in such period resulting, in part, from weather that was slightly colder than the comparable period in 1999, but still milder than normal. Billing heating degree days increased by 2% as compared to the first quarter of 1999 but were 3% below normal.

     During the first quarter, the Corporation initiated a 500,000 share common stock repurchase program for 2000. However, the repurchase program commenced in March 2000, and did not affect financial results for the quarter.

RESULTS OF OPERATIONS
---------------------

     The following table reports the variation in the results of operations for the three months ended March 31, 2000 compared to the same period in 1999:

                                                  3 MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                                       INCREASE
                                             2000          1999       (DECREASE)
                                           --------      --------      --------
                                                  (Thousands of Dollars)

Operating Revenues .....................   $177,950      $155,488      $ 22,462
Operating Expenses .....................    153,664       131,160        22,504
                                           --------      --------      --------
Operating Income .......................     24,286        24,328           (42)
Other Income ...........................      2,607         2,040           567
                                           --------      --------      --------
Income before Interest
 Charges ...............................     26,893        26,368           525
 Interest Charges ......................      7,972         7,264           708
                                           --------      --------      --------

Preferred Stock Dividends of
 Central Hudson ........................        807           807            --
                                           --------      --------      --------

Net Income .............................   $ 18,114      $ 18,297      $   (183)
Dividends Declared on Common
 Stock .................................      9,097         9,106            (9)
                                           --------      --------      --------
Amount Retained in Business ............   $  9,017      $  9,191      $   (174)
                                           ========      ========      ========

OPERATING REVENUES
------------------

     Operating revenues increased $22.5 million (14%) for the first quarter of 2000 as compared to the first quarter of 1999. Details of these revenue changes by electric, gas and other departments are as follows:

                                        INCREASE (DECREASE) FROM PRIOR PERIOD
                                        -------------------------------------
                                                    FIRST QUARTER
                                        -------------------------------------
                                        ELECTRIC        GAS          OTHER
                                        --------      --------      --------
                                               (Thousands of Dollars)

Customer Sales* .....................   $  1,621      $  2,113**    $     --
Sales to Other Utilities ............      4,071           586            --
Fuel and Gas Cost Adjustment ........      6,073           980)           --
Deferred Revenues ...................       (725)***      (118)           --
Miscellaneous .......................       (294)          162         9,953****
                                        --------      --------      --------
                                        $ 10,746      $  1,763      $  9,953
                                        ========      ========      ========

*    Includes electricity and gas supplied by others.

**   Both firm and interruptible revenues.

*** Includes the deferral and restoration of revenues related to Central Hudson's Retail Access Program and earnings in excess of the rate of return cap under the Settlement Agreement.

**** Operating revenues from Services which was not fully operational in the first quarter of 1999 and was engaged in expansion and startup activities.

SALES
-----

     Central Hudson's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

     Total Kilowatt-hour sales of electricity within Central Hudson's service territory increased 3% and firm sales of natural gas increased 4% in the first quarter of 2000 as compared to the first quarter of 1999. Changes in sales from last year by major customer classifications including energy supplied by others are set forth below.

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                           -------------------------------------
                                                         FIRST QUARTER
                                           -------------------------------------
                                                 ELECTRIC             GAS
                                                 --------             ---

Residential ..................................       3%                 5%
Commercial ...................................       4                  6
Industrial ...................................       4                  5
Interruptible ................................       N/A              (23)

     Billing heating degree days were 2% higher for the three months ended March 31, 2000 when compared to the same period in 1999, but were 3% below normal.

     Interruptible gas sales decreased 23% in the first quarter of 2000 due largely to a reduction in gas sales for electric generation.

OPERATING EXPENSES
------------------

     The following table reports the variation in the operating expenses for the three months ended March 31, 2000 compared to the same period in the prior year:

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                           -------------------------------------
                                                         FIRST QUARTER
                                           -------------------------------------
                                                  AMOUNT            PERCENT
                                                  ------            -------
                                                    (Thousands of Dollars)
Operating Expenses
 Fuel and Purchased
  Electricity ................................   $18,263             59 %
Purchased Natural
 Gas .........................................      (753)             (3)
Purchased Petroleum ..........................     1,398              86
Other Expenses of
 Operation ...................................     5,004              19
Maintenance ..................................       363               5
Depreciation and
 Amortization ................................       548               5
Taxes, Other than Income
 Tax .........................................      (533)             (3)
Federal Income tax ...........................    (1,786)            (16)
                                                 -------             ---
         Total ...............................   $22,504             17 %

     Total operating expenses for the first quarter of 2000 increased $22.5 million from the comparable period in 1999 including an increase in expenses for Services of $8.9 million. The remaining increase of $13.6 million related to Central Hudson operations was driven primarily by a net increase ($13.5 million) in the cost of purchased electricity, fuel used in electric generation and purchased natural gas. The increase in costs is due to both an increase in electric and gas sales and higher fuel costs.

COMMON STOCK DIVIDENDS
----------------------

     Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporation's 10-K Report, for a discussion of the Corporation's dividend payments. On March 24, 2000, the Board of Directors of the Corporation declared a quarterly dividend of $.54 per share, payable May 1, 2000 to shareholders of record as of April 10, 2000.

OTHER MATTERS
-------------

FORWARD-LOOKING STATEMENTS
--------------------------

     This quarterly report on Form 10-Q and the documents incorporated by reference contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. A number of important factors affecting the Corporation's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery and certain environmental matters as well as such other factors as set forth in the Corporation's 10-K Report and all documents subsequently filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Reference is made to Part II, Item 7A of the Corporation's 10-K Report for a discussion of market risk. During the first quarter of 2000, the Corporation's exposure continues to not be material to the Corporation's financial position or results of operations.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings

     (a) ASBESTOS LITIGATION. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 9 - Commitments and Contingencies, under the caption "Asbestos Litigation," in Part II, Item 8 of the Corporation's 10-K Report.

     As of April 30, 2000, 127 new cases involving asbestos have been brought against Central Hudson of the type described under such caption and subject to the insurance coverage described under such caption (which insurance does not extend to punitive damages). As of that date, of the 2,099 cases brought against

Central Hudson, 1,154 remain pending. Of the 945 cases no longer pending against Central Hudson, 817 have been dismissed or discontinued, and Central Hudson has settled 128 cases. The Corporation is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Corporation at this time, including the Corporation's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Corporation believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Corporation's financial position or results of operations.

     (b) ENVIRONMENTAL LITIGATION. For a discussion of the citizen suit commenced in 1999 against Central Hudson under ss.11 of the Endangered Species Act, 16 U.S.C. ss.1540 (First Citizen Suit), see the caption "Environmental Litigation - Roseton and Danskammer Plants," in Item 3 of the Corporation's 10-K Report.

     Riverkeeper, Inc.(the same plaintiffs as in the First Citizen Suit) commenced a citizen suit, on March 28, 2000, in the United States District Court for the Southern District of New York (00 Civ 2346), against Central Hudson under ss.11 of said Endangered Species Act seeking injunctive relief from Central Hudson's alleged unpermitted takings of the endangered shortnose sturgeon through Central Hudson's Roseton and Danskammer Plants on the Hudson River (Second Citizen Suit).

     The Complaint in the Second Citizen Suit makes substantially the same allegations as in the Complaint in the First Citizen Suit based on a purported notice letter sent to Central Hudson in January 2000. The Corporation believes that the Second Citizen Suit was commenced to correct defects in the notice relied upon by plaintiffs in the First Citizen Suit.

     Although the Corporation believes that Central Hudson has not violated such Act, if the court were to grant the relief requested by plaintiffs in either of such Suits, Central Hudson could be required temporarily to cease operations of the Roseton and Danskammer Plants. If Central Hudson were required to cease such operations for a substantial period of time, it could have a material adverse effect on the Corporation's financial position, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     Annual Meeting of Shareholders. The Corporation's Annual Meeting of Shareholders was held on April 25, 2000. The following matters were voted upon at such meeting:

     (a) ELECTION OF DIRECTORS. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The number of shares voted for each such director, and the number of shares withheld for each such director, out of a total number of shares voted of 14,558,445 are as follows:

NAME OF DIRECTOR                      SHARES FOR                 SHARES WITHHELD
----------------                      ----------                 ---------------

CLASS I - TERM EXPIRES AT ANNUAL MEETING IN 2001
------------------------------------------------

Edward F. X. Gallagher                14,308,869                     249,576
Charles LaForge                       14,308,159                     250,286
Edward P. Swyer                       14,324,674                     233,771

CLASS II - TERM EXPIRES AT ANNUAL MEETING IN 2002
-------------------------------------------------

Stanley J. Grubel                     14,306,611                     251,834
Francis D. Fergusson                  14,312,218                     246,227
John E. Mack III                      14,318,858                     239,587

CLASS III - TERM EXPIRE S AT ANNUAL MEETING IN 2003
---------------------------------------------------

Jack Effron                           14,316,764                     241,681
Heinz K. Fridrich                     14,305,673                     252,772
Paul J. Ganci                         14,320,109                     238,336


     (b) PLAN APPROVAL. The Corporation's Long-term Performance-Based Incentive Plan was approved by a vote of the shareholders as follows:

SHARES FOR                          SHARES AGAINST            SHARES ABSTAINING
----------                          --------------            -----------------

10,390,399                             3,452,056                     715,990

     (c) INDEPENDENT ACCOUNTANTS. The appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Corporation's Independent Accountants for the five (5) year term beginning in 2000 was ratified by a vote of the shareholders as follows:

SHARES FOR                          SHARES AGAINST            SHARES ABSTAINING
----------                          --------------            -----------------

14,324,387                                93,818                     140,240

Item 5.  Other Information

     (a) APPOINTMENT OF OFFICERS. Immediately following the Corporation's Annual Meeting of Shareholders, the Corporation's Board of Directors made the following appointments Paul J. Ganci as Chairman of the Board, President and Chief Executive Officer; Carl E. Meyer, Executive Vice President; Allan R. Page, Executive Vice President; Arthur R. Upright, Senior Vice President; Steven V. Lant, Chief Financial Officer and Treasurer; Donna S. Doyle, Vice President - Accounting and Controller; Gladys L. Cooper, Corporate Secretary and Assistant Vice President - Governmental Relations; Denise D. VanBuren, Assistant Vice

President - Corporate Communications; Christopher M. Capone, Assistant Treasurer
- Investor Relations; and John E. Gould, Assistant Secretary.

     (b) NINE MILE 2 PLANT. Reference is made to Note 3 - Nine Mile 2 Plant under the caption "General," to the Consolidated Financial Statements included in the Corporation's 10-K Report for a discussion of the July 1999 petitions of Niagara Mohawk Power Corporation (Niagara Mohawk), New York State Electric & Gas Corporation (NYSEG) and AmerGen Energy Company, LLC (AmerGen) to the PSC under
Section 70 of the Public Service Law seeking the PSC's consent for the transfer of Niagara Mohawk's and NYSEG's respective interests in Unit 1 and Unit 2 of the Nine Mile Point nuclear generation facilities to AmerGen. By Order, issued and effective April 25, 2000, the PSC authorized the withdrawal of such petitions principally on the basis that a disposition of these facilities would best be accomplished through a competitive bidding process.

     The PSC in such Order observed that participation in such a competitive bidding process would constitute appropriate mitigation of stranded costs related to the Nine Mile 2 Plant and that determination of stranded cost recovery would be made for each cotenant owner of the Nine Mile 2 Plant pursuant to settlement agreements or rate case orders applicable to each such cotenant.

     Reference is also made to Note 3 - Nine Mile 2 Plant under the caption "General," for a discussion of the Nuclear Regulatory Commission (NRC) Plant Performance Review (PPR) issued September 30, 1999 in which the NRC stated it would increase scrutiny of the operation of the Nine Mile Plants (Units 1 and 2) over the next six months. On March 31, 2000, the NRC issued a letter to Niagara Mohawk indicating completion of a PPR on February 24, 2000 covering the period January 16, 1999 through January 31, 2000. The letter states that although some performance issues were noted, the NRC observed that the Nine Mile Plants continued to operate in a safe manner. Improvement was noted in reactor safety performance, however, some performance problems continue to occur in the areas of human performance, equipment reliability and material condition, and the corrective action program. No significant performance issues were identified in the radiation safety or safeguards strategic performance areas. The NRC plans to continue inspections for the period April 2000 through March 2001.

Item 6.  Exhibits and Reports of Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

  EXHIBIT NO.
REGULATION S-K
   ITEM 601
 DESIGNATION               EXHIBIT DESCRIPTION

(3)            Articles of Incorporation and Bylaws:

     (ii) 1--  Bylaws in effect on the date of this Report.

(10)(iii) 1--  Amendment, effective April 26, 2000, to the Stock Plan for
               Outside Directors of the Corporation.

(12)       --  Statement Showing Computation of the Ratio of Earnings to Fixed
               Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(27)       --  Financial Data Schedule, pursuant to Item 601(c) of Regulation
               S-K.

(99)       --  Order of the PSC, issued effective March 7, 2000, approving an amendment to Central Hudson's Amended and Restated Settlement Agreement with the PSC Staff and others, dated January 2, 1998 and thereafter amended.

     (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Corporation filed the following Current Report on Form 8-K:

(i) A Report, dated March 9, 2000, which describes the approval by the PSC, (1) by order issued and effective February 23, 2000, of the Auction Plan which had been filed by Central Hudson for the auction of the Danskammer Plant and the Roseton Plant and (2) by order issued and effective March 7, 2000, of an amendment to the PSC approved Settlement Agreement with respect to an extension of the time by which Central Hudson can transfer up to $100 million to its competitive affiliates.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                                                 CH ENERGY GROUP, INC.
                                                     (Registrant)



                                    By:        /s/ Arthur R. Upright
                                       -----------------------------------------
                                                   Arthur R. Upright
                                                 Senior Vice President


Dated:  May 12, 2000

                                  EXHIBIT INDEX
                                  -------------

     Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:

  EXHIBIT NO.
REGULATION S-K
  ITEM 601
 DESIGNATION               EXHIBIT DESCRIPTION

(3)            Articles of Incorporation and Bylaws:

    (ii)  1--  Bylaws in effect on the date of this Report.

(10)(iii) 1--  Amendment, effective April 26, 2000, to the Stock Plan for
               Outside Directors of the Corporation.

(12)       --  Statement Showing Computation of the Ratio of Earnings to Fixed
               Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(27)       --  Financial Data Schedule, pursuant to Item 601(c) of Regulation
               S-K.

(99)       --  Order of the PSC, issued effective March 7, 2000, approving an amendment to Central Hudson's Amended and Restated Settlement Agreement with the PSC Staff and others, dated January 2, 1998 and thereafter amended.