Form 10-Q
period 2000-06-30
CH ENERGY GROUP INC
filed 2000-08-11
CIK 1061393

FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission file number                                    0-30512

                              CH ENERGY GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                               14-1804460
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK                         12601-4879
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (845) 452-2000

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

     Common stock, par value $.10 per share; and the number of shares outstanding of Registrant's common stock, as of June 30, 2000, was 16,771,487.

                             CH ENERGY GROUP, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX



     PART I - FINANCIAL INFORMATION                                         PAGE
     ------------------------------                                         ----

Item 1 -  Consolidated Financial Statements                                    1

          Consolidated Statement of Income -
           Three Months Ended June 30, 2000 and 1999                           1

          Consolidated Statement of Income -
           Six Months Ended June 30, 2000 and 1999                             2

          Consolidated Balance Sheet - June 30, 2000
           and December 31, 1999                                               3

          Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 2000 and 1999                             5

          Notes to Consolidated Financial Statements                           6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                          12


Item 3 -  Quantitative and Qualitative Disclosure
           about Market Risk                                                  18

     PART II - OTHER INFORMATION
     ---------------------------

Item 1 - Legal Proceedings                                                    19

Item 5 -  Other Information                                                   19

Item 6 - Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    22
Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item I - Consolidated Financial Statements

                             CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                           For the 3 Months
                                                            Ended June 30,
                                                       --------       --------
                                                         2000           1999
                                                       --------       --------
                                                        (Thousands of Dollars)
Operating Revenues
  Electric .......................................     $124,184       $ 98,517
  Gas ............................................       21,954         18,518
  Other ..........................................       14,788         10,821
                                                       --------       --------
    Total Operating Revenues .....................      160,926        127,856
                                                       --------       --------
Operating Expenses
  Operation:
    Fuel used in electric generation and
      purchased electricity ......................       57,294         35,836
    Purchased natural gas ........................       12,201          9,646
    Purchased petroleum ..........................        3,179            673
    Other expenses of operation ..................       33,076         26,317
  Maintenance ....................................        9,434          8,414
  Depreciation and amortization ..................       12,508         12,041
  Taxes, other than income tax ...................       15,048         15,414
  Federal income tax .............................        4,429          5,408
                                                       --------       --------
                                                        147,169        113,749
                                                       --------       --------

Operating Income .................................       13,757         14,107
                                                       --------       --------
Other Income and Deductions
  Allowance for equity funds used
    during construction ..........................           --             50
  Federal income tax .............................         (123)          (103)
  Other - net ....................................        2,947          2,527
                                                       --------       --------
                                                          2,824          2,474
                                                       --------       --------

Income before Interest Charges ...................       16,581         16,581
                                                       --------       --------

Interest Charges
  Interest on mortgage bonds .....................        2,997          3,206
  Interest on other long-term debt ...............        2,974          2,541
  Other interest .................................        2,148          1,453
  Allowance for borrowed funds used
    during construction ..........................         (172)           (56)
                                                       --------       --------
                                                          7,947          7,144
                                                       --------       --------

Preferred Stock Dividends of Central Hudson ......          807            807

Net Income .......................................        7,827          8,630
Dividends Declared on Common Stock ...............        9,049          9,106
                                                       --------       --------
Balance Retained in the Business .................     ($ 1,222)      ($   476)
                                                       ========       ========

Common Stock:
    Average Shares Outstanding (000s) ............       16,821         16,862

    Earnings Per Share (Basic and Diluted) .......     $   0.47       $   0.51

    Dividends Declared ...........................     $  0.540       $  0.540


                See Notes to Consolidated Financial Statements.

                             CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                          For the 6 Months
                                                            Ended June 30,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
                                                        (Thousands of Dollars)
Operating Revenues
  Electric .......................................     $242,324       $205,911
  Gas ............................................       62,793         57,595
  Other ..........................................       33,758         19,838
                                                       --------       --------
    Total Operating Revenues .....................      338,875        283,344
                                                       --------       --------
Operating Expenses
  Operation:
    Fuel used in electric generation and
      purchased electricity ......................      106,559         66,837
    Purchased natural gas ........................       37,030         35,230
    Purchased petroleum ..........................        6,208          2,305
    Other expenses of operation ..................       64,949         53,185
  Maintenance ....................................       16,433         15,050
  Depreciation and amortization ..................       24,997         23,981
  Taxes, other than income tax ...................       31,154         32,055
  Federal income tax .............................       13,502         16,305
                                                       --------       --------
                                                        300,832        244,948
                                                       --------       --------

Operating Income .................................       38,043         38,396
                                                       --------       --------
Other Income and Deductions
  Allowance for equity funds used
    during construction ..........................           --            112
  Federal income tax .............................         (174)            67
  Other - net ....................................        5,605          4,374
                                                       --------       --------
                                                          5,431          4,553
                                                       --------       --------

Income before Interest Charges ...................       43,474         42,949
                                                       --------       --------

Interest Charges
  Interest on mortgage bonds .....................        6,202          6,646
  Interest on other long-term debt ...............        5,677          4,917
  Other interest .................................        4,363          2,967
  Allowance for borrowed funds used
    during construction ..........................         (325)          (122)
                                                       --------       --------
                                                         15,917         14,408

Preferred Stock Dividends of Central Hudson ......        1,615          1,615

Net Income .......................................       25,942         26,926
Dividends Declared on Common Stock ...............       18,146         18,211
                                                       --------       --------

Balance Retained in the Business .................       $7,796         $8,715
                                                       ========       ========

Common Stock:
    Average Shares Outstanding (000s) ............       16,841         16,862

    Earnings Per Share (Basic and Diluted) .......        $1.54          $1.59

    Dividends Declared ...........................       $1.080         $1.080


                See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                                        June 30,    December 31,
                                                         2000           1999
                      ASSETS                          (Unaudited)    (Audited)
                                                      ----------     ----------
                                                       (Thousands of Dollars)
Utility Plant
  Electric ........................................   $1,254,644     $1,250,456
  Gas .............................................      167,891        164,767
  Common ..........................................       97,414        100,659
  Nuclear fuel ....................................       46,692         42,847
                                                      ----------     ----------
                                                       1,566,641      1,558,729

  Less:  Accumulated depreciation .................      652,378        638,910
         Nuclear fuel amortization ................       39,411         38,354
                                                      ----------     ----------
                                                         874,852        881,465

  Construction work in progress ...................       48,758         39,951
                                                      ----------     ----------
    Net Utility Plant .............................      923,610        921,416
                                                      ----------     ----------

Other Property and Plant ..........................       32,851         31,544
                                                      ----------     ----------

Investments and Other Assets
  Prefunded Pension Costs .........................       54,714         46,038
  Other ...........................................       23,439         21,226
                                                      ----------     ----------
    Total Investments and Other Assets ............       78,153         67,264
                                                      ----------     ----------

Current Assets
  Cash and cash equivalents .......................       11,625         20,385
  Accounts receivable from customers-net of
    allowance for doubtful accounts ...............       68,239         57,600
  Accrued unbilled utility revenues ...............        9,709         16,327
  Other receivables ...............................        2,419          4,092
  Fuel, materials and supplies, at average cost ...       26,896         31,485
  Special deposits and prepayments ................       13,016         17,533
                                                      ----------     ----------
    Total Current Assets ..........................      131,904        147,422
                                                      ----------     ----------


Deferred Charges
  Regulatory assets ...............................      134,761        137,487
  Unamortized debt expense ........................        5,085          5,016
  Other ...........................................       32,376         25,750
                                                      ----------     ----------
    Total Deferred Charges ........................      172,222        168,253
                                                      ----------     ----------


      Total Assets ................................   $1,338,740     $1,335,899
                                                      ==========     ==========


                See Notes to Consolidated Financial Statements.

CH ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEET

                                                        June 30,    December 31,
                                                         2000           1999
          CAPITALIZATION AND LIABILITIES              (Unaudited)    (Audited)
                                                      ----------     ----------
                                                       (Thousands of Dollars)

Capitalization
  Common Stock Equity:
    Common stock, 30,000,000 shares authorized;
      shares issued ($.10 par value):
        2000 - 16,862,087
        1999 - 16,862,087 .........................       $1,686         $1,686
  Paid-in capital .................................      351,230        351,230
  Retained earnings ...............................      140,591        132,796
  Reacquired capital stock at cost
      (90,600 shares at June 30, 2000) ............       (2,882)            --
  Capital stock expense ...........................       (1,269)        (1,306)
                                                      ----------     ----------
      Total Common Stock Equity ...................      489,356        484,406
                                                      ----------     ----------

  Cumulative Preferred Stock
    Not subject to mandatory redemption ...........       21,030         21,030
    Subject to mandatory redemption ...............       35,000         35,000
                                                      ----------     ----------
      Total Cumulative Preferred Stock ............       56,030         56,030
                                                      ----------     ----------

  Long-term Debt ..................................      335,355        335,451
                                                      ----------     ----------
      Total Capitalization ........................      880,741        875,887
                                                      ----------     ----------

Current Liabilities
  Current maturities of long-term debt ............       47,610         35,100
  Notes payable ...................................       40,500         50,000
  Accounts payable ................................       33,333         36,746
  Accrued taxes and interest ......................       (2,044)          (162)
  Dividends payable ...............................        9,856          9,913
  Accrued vacation ................................        4,472          4,344
  Customer deposits ...............................        4,416          4,471
  Other ...........................................        9,098          7,545
                                                      ----------     ----------
      Total Current Liabilities ...................      147,241        147,957
                                                      ----------     ----------

Deferred Credits and Other Liabilities
  Regulatory liabilities ..........................       89,613         87,039
  Operating reserves ..............................        2,635          6,294
  Other ...........................................       20,505         19,101
                                                      ----------     ----------
      Total Deferred Credits and
        Other Liabilities .........................      112,753        112,434
                                                      ----------     ----------

Accumulated Deferred Income Tax ...................      198,005        199,621
                                                      ----------     ----------


        Total Capitalization and Liabilities ......   $1,338,740     $1,335,899
                                                      ==========     ==========


                See Notes to Consolidated Financial Statements.

                             CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                          For the 6 Months Ended
                                                                 June 30,
                                                             2000        1999
                                                           --------    --------
OPERATING ACTIVITIES:                                     (Thousands of Dollars)
  Net Income ...........................................    $25,942     $26,926

    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation, amortization &
          nuclear fuel amortization ....................     26,783      25,503
        Deferred income taxes, net .....................      2,767       3,624
        Allowance for equity funds used
          during construction ..........................         --        (112)
        Nine Mile 2 Plant deferred finance
          charges, net .................................     (2,428)     (2,428)
        Provision for uncollectibles ...................      1,250       1,200
        Net accrued/deferred  pension costs ............     (7,040)     (5,763)
        Deferred gas costs .............................      2,314       6,019
        Deferred gas refunds ...........................        (87)        (82)
        Other, net .....................................     (5,041)       (554)

  Changes in current assets and
    liabilities, net:
    Accounts receivable and unbilled revenues ..........     (8,950)     (1,653)
    Fuel, materials and supplies .......................      4,588      (2,795)
    Special deposits and prepayments ...................      2,233      19,978
    Accounts payable ...................................      1,808       4,026
    Accrued taxes and interest .........................     (2,297)     (2,671)
    Other current liabilities ..........................     (1,093)     (2,484)
                                                           --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..............     40,749      68,734
                                                           --------    --------

INVESTING ACTIVITIES:

    Additions to plant .................................    (27,172)    (20,512)
    Allowance for equity funds used
      during construction ..............................         --         112
                                                           --------    --------
      Net additions to plant ...........................    (27,172)    (20,400)
    Subsidiaries fixed asset additions .................     (4,203)     (5,888)
    Nine Mile 2 Plant decommissioning trust fund .......       (434)       (434)
    Other, net .........................................       (307)       (563)
                                                           --------    --------

    NET CASH USED IN INVESTING ACTIVITIES ..............    (32,116)    (27,285)
                                                           --------    --------

FINANCING ACTIVITIES:

    Proceeds from issuance of long-term debt ...........     47,500      27,029
    Net borrowings (repayments) of
      short-term debt ..................................     (8,400)    (17,250)
    Retirement and redemption of long-term debt ........    (35,100)    (37,607)
    Dividends paid on common stock .....................    (18,203)    (18,211)
    Reacquired capital stock ...........................     (2,882)         --
    Issuance and Redemption Costs ......................       (308)       (639)
                                                           --------    --------

NET CASH USED IN FINANCING ACTIVITIES ..................    (17,393)    (46,678)
                                                           --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ................     (8,760)     (5,229)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ..........     20,385      10,499
                                                           --------    --------

Cash and Cash Equivalents - End of Period ..............    $11,625      $5,270
                                                           ========    ========


Supplemental Disclosure of Cash Flow Information

    Interest paid (net of amounts capitalized) .........    $12,656     $11,740

    Federal income tax paid ............................    $13,000     $16,800


                 See Notes to Consolidated Financial Statements

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

NOTE 2 - REGULATORY MATTERS

     Reference is made to the caption "Impact of Settlement Agreement on Accounting Policies," hereinafter the (Settlement Agreement), of Note 2 - Regulatory Matters, to the Consolidated Financial Statements of the Corporation's 10-K Report.

     At June 30, 2000, net regulatory assets of its wholly-owned affiliate, Central Hudson Gas & Electric Corporation (Central Hudson) associated with the fossil-fueled generating assets were not material.

REGULATORY FILING

     Reference is made to the caption "Impact of Settlement Agreement on Accounting Policies," of Note 2 - Regulatory Matters, to the Consolidated Financial Statements of the Corporation's 10-K Report.

     On August 1, 2000 Central Hudson filed with the Public Service Commission of the State of New York (PSC) a Competitive Transition Filing (Filing) to succeed the Settlement Agreement of 1998 reached with the PSC. The Filing addresses Central Hudson's transition from a vertically-integrated utility to a transmission and distribution utility and will restructure delivery prices. Central Hudson also proposes to invest some portion of the premium received from the sale of its interests in the Roseton

Electric Generating Plant (Roseton Plant) and the Danskammer Point Electric Steam Generating Station (Danskammer Plant) to accelerate the rebuilding of portions of the electric delivery network to provide customers with even greater levels of reliability than achieved to date. The Filing also addresses the unbundling of gas prices into delivery and natural gas components. New electric and gas delivery prices would go into effect on June 30, 2001 at the expiration of the Settlement Agreement.

HOLDING COMPANY RESTRUCTURING

     As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in the Corporation's 10-K Report, Central Hudson received approval from its shareholders and regulators to form a holding company, which restructuring occurred on December 15, 1999. As of June 30, 2000, $28.0 million of the $100 million authorized by the PSC under the Settlement Agreement has been transferred to the Corporation's competitive business affiliate. As reported in the Corporation's Current Report, on Form 8-K, dated March 9, 2000, by Order issued and effective March 7, 2000, the PSC amended the Settlement Agreement with respect to an extension of the time by which Central Hudson can transfer up to $100 million, through its holding company parent corporation, CH Energy Group, Inc. (Energy Group), to its competitive business affiliate.

NEW YORK STATE INDEPENDENT SYSTEM OPERATOR (NY ISO)

     As reported under the caption "Independent System Operator" in Note 2 to the Consolidated Financial Statements included in the Corporation's 10-K Report, the newly-established NY ISO, successor to the New York Power Pool, began operations in November 1999. The combination of a tight market for generating capacity in New York State and increasing fuel costs has caused prices for electricity on the wholesale market to increase. Neighboring utilities have projected price increases to their customers of 20% or more during the summer. Continued ownership of the Danskammer and Roseton Plants through the summer period may help Central Hudson to moderate price increases to its customers. The tight market may not only present an opportunity for Central Hudson to sell excess capacity from its regulated power plants, but also for the Corporation's competitive business subsidiary, CH Resources, Inc. to sell the output of its generating plants on better terms.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by Central Hudson during the fourth quarter of 1998 (see Note 10 to the Consolidated Financial Statements included in the Corporation's 10-K Report).

     The Corporation's primary reportable operating segments are the regulated electric and gas operations of Central Hudson and unregulated operations which consist of the subsidiaries of Central Hudson Energy Services, Inc. (Services), the Corporation's competitive business affiliate. All of the segments currently operate in the northeast region of the United States.

     Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with practices established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - FAS 131

------------------------------------------------------------------------------------------------------------------------------------
                                        Quarter Ended June 30, 2000                       Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                            Regulated            Unreg.      Total           Regulated          Unreg.       Total
------------------------------------------------------------------------------------------------------------------------------------
                                        Electric      Gas                               Electric       Gas
------------------------------------------------------------------------------------------------------------------------------------
Revenues from
  external customers                    $124,157    $21,443     $14,788     $160,388    $242,273    $61,865     $33,758     $337,896
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                         27        511          --          538          51        928          --          979
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                          $124,184    $21,954     $14,788     $160,926    $242,324    $62,793     $33,758     $338,875
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share                         $0.42      $0.10      $(0.05)       $0.47       $1.14      $0.45      $(0.05)       $1.54
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                        Quarter Ended June 30, 1999                       Six Months Ended June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                            Regulated            Unreg.      Total           Regulated          Unreg.       Total
------------------------------------------------------------------------------------------------------------------------------------
                                        Electric      Gas                               Electric       Gas
------------------------------------------------------------------------------------------------------------------------------------
Revenues from
  external customers                     $98,500    $18,300     $10,821     $127,621    $205,873    $57,145     $19,838     $282,856
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                         17        218          --          235          38        450          --          488
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                           $98,517    $18,518     $10,821     $127,856    $205,911    $57,595     $19,838     $283,344
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share                         $0.40      $0.10       $0.01        $0.51       $1.21      $0.43      $(0.05)       $1.59
------------------------------------------------------------------------------------------------------------------------------------

NOTE 4 - NEW ACCOUNTING STANDARDS

     DERIVATIVE AND HEDGING ACCOUNTING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Corporation's 10-K Report. In June 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 138 which amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Amendment provisions potentially affecting the Corporation relate to the normal purchases and sales exception and interest rate risk. The normal purchases and sales exception may now be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument (e.g., fuel, electric and gas purchases) that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. The Corporation believes that the implementation of FASB 133, as amended by FASB 137 (which amended the effective date to fiscal years beginning after June 15, 1999) and FASB 138, will not have a material impact on its financial position or results of operations. The implementation of FASB 133 for the Corporation is required by January 1, 2001 or sooner.

     PLANT DECOMMISSIONING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Corporation's 10-K Report. On February 17, 2000, the FASB issued an exposure draft proposing to amend the initial FASB exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." The February 17, 2000 exposure draft, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," is proposed to be effective for financial statements for fiscal years beginning after June 15, 2001. In the third quarter of 2000, FASB will begin redeliberations of certain issues raised in the comment letters received to date and a Final Statement is expected to be issued in the first quarter of 2001. The Corporation can make no prediction at this time as to the ultimate form of this proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation.

     Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Corporation's 10-K Report. On June 30, 2000, FASB issued a proposed statement entitled "Accounting for the Impairment or Disposal of Long-Lived Assets and for Obligations Associated with

Disposal Activities." The proposed statement would establish accounting standards for the impairment of long-lived assets to be held and used and for the long-lived assets to be disposed of, including segments of a business previously covered by Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Comments are due back to FASB by October 13, 2000 which proposes the statement be effective for financial statements for fiscal years beginning after December 15, 2001. The Corporation can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation.

NOTE 5 - STOCK-BASED COMPENSATION

     The Corporation's shareholders approved, at their annual meeting on April 25, 2000, a Long-Term Performance-Based Incentive Plan (Plan) for executive officers and other key employees, effective January 1, 2000. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance shares and performance units. No participant may be granted total awards in excess of 150,000 shares over the life of the Plan. The aggregate number of shares available for the grant of awards is 500,000, subject to adjustment in the event of a change in the Corporation's capitalization. Shares awarded may be authorized but unissued shares, treasury shares, open market shares or any combination thereof.

     A total of 30,300 stock options were granted by the Corporation's Board of Directors for calendar year 2000 exercisable over a period of 10 years with 40% vesting after two years and 20% each year for the following three years. The exercise price is $31.94 per share and the market price at the grant date of April 25, 2000 was $32.00. The exercise price of $31.94 was established by the Board of Directors' Committee on Compensation and Succession/Retirement based on the average market price (as traded on the New York Stock Exchange) on January 5, 2000. None of the options have been exercised to date. The Board of Directors also approved a total of 6,380 shares for performance share targets for calendar year 2000 on the basis of achieving superior total shareholder return as measured against an industry index.

     The Corporation, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," has elected to account for stock-based employee compensation under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost related to the Plan was recorded because amounts were determined to be immaterial to the Corporation's financial position, results of operations or liquidity of the Corporation.

NOTE 6 - NEW YORK STATE TAX CHANGES

     On May 15, 2000 changes to the New York State tax laws were signed into law, effective January 1, 2000. The tax law repealed the .75 percent tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced it with an income-based tax under Article 9-A. The tax under Section 186-a, on the furnishing of utility services, was restructured and reduced. Preliminary estimates indicate that the new tax law will increase state tax expense $1.4 million in the year 2000 and $.7 million in 2001, with a reduction of $.7 million in 2002, and a cumulative reduction in 2003. The net effect of all these tax changes will be deferred for future rate treatment.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Corporation faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - Commitments and Contingencies, to the Consolidated Financial Statements included in the Corporation's 10-K Report. Except for what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 2000, and all documents previously filed with the Securities and Exchange Commission in 2000, there have been no material changes in the subject matters discussed in said Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The growth of retained earnings in the six months ended June 30, 2000 contributed to the increase in the book value of common stock from $28.80 at December 31, 1999 to $29.18 at June 30, 2000 and the increase in the common equity ratio from 50.4% at December 31, 1999 to 50.5% at June 30, 2000.

     On June 13, 2000, Central Hudson issued $40 million of unsecured Medium Term Notes, bearing a coupon of 7.32% and maturing on June 13, 2001. The proceeds from the sale of these Notes was used to finance maturing First Mortgage Bonds and for general corporate purposes.

     As part of the holding company restructuring referred to in Note 2 of the Consolidated Financial Statements contained herein, the Corporation, in December 1998, established a revolving credit agreement with three commercial banks for borrowing up to $50 million through December 4, 2001. Such revolving credit facility was increased in size to $170 million, effective July 10, 2000.

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

     At June 30, 2000, the Corporation had $40.5 million of short-term debt outstanding. Investments in short-term securities, including cash and cash equivalents, were $11.6 million at the end of June 2000.

EARNINGS PER SHARE

     Earnings per share of common stock were $.47 for the second quarter of 2000, as compared to $.51 for the second quarter of 1999, a decrease of 8%. Earnings per share of common stock were $1.54 for the first six months ended June 30, 2000, as compared to $1.59 for the first six months ended June 30, 1999, a decrease of 3%.

     The decrease in earnings per share for the quarter ended June 30, 2000, as compared to the same period in 1999, resulted primarily from the increase in operating and maintenance costs (O&M) incurred by Central Hudson. The increase results largely from costs incurred for normal storm restoration efforts. The increase in costs also reflects a significant increase in workers' compensation insurance and employee benefits costs due to substantial dividends received last year. In addition, there was a reduction in earnings from the competitive business subsidiaries. This decrease in earnings is due primarily to higher than expected wholesale energy prices for electricity purchased for retail sales and startup costs associated with the acquisition of the CH Resources, Inc. Niagara Falls generating facility. Also contributing to the decrease in earnings per share was increased depreciation on Central Hudson's utility plant and equipment.

     These decreases were partially offset by an increase in Central Hudson's electric utility net operating revenues (net of the cost of fuel, purchased electricity and revenue taxes). The increase in electric net revenues is due to an overall increase in sales within the service territory and an increase in the profits retained by Central Hudson from its sales for resale. Also offsetting the decreases were an increase in gas utility net operating revenues (net of the cost of gas and revenues taxes), resulting primarily from an overall increase in sales; and the net effect of various other items from utility operations, including a reduction in federal income taxes. Earnings per share were also favorably affected by the non-recurring financial impact of costs recorded in 1999 related to a New York State Department of Environmental Conservation (DEC) consent order for opacity exceedences at Central Hudson's electric generating plants.

     Earnings per share were unaffected by the major storm in May 2000 due to the offset of the related costs by the restoration of revenues related to deferred excess earnings. Thus, these amounts are excluded from the discussion above regarding O&M costs and electric net revenues.

     The reduction in earnings for the six months ended June 30, 2000, as compared to the same period in 1999, resulted primarily from an increase in O&M costs, including storm restoration costs, incurred by Central Hudson, increased workers' compensation insurance and employee benefits costs due to substantial dividends received last year, and an increase in costs for maintenance of Central Hudson's electric generating plants. Increased depreciation on utility plant and equipment also contributed to the reduction in earnings per share. Partially offsetting these decreases were increases in utility electric and gas net operating revenues due to increased sales within the service territory and an increase in the profits retained by Central Hudson from its sales of electricity for resale.

     In March 2000, the Corporation initiated a 500,000 share common stock repurchase program for 2000. The number of shares purchased to date did not materially affect financial results for the first two quarters.

RESULTS OF OPERATIONS

     The following table reports the variation in the results of operations for the three months and six months ended June 30, 2000 compared to the same period in 1999:

                                                3 MONTHS ENDED JUNE 30,
                                         -------------------------------------
                                                                       INCREASE
                                           2000           1999        (DECREASE)
                                         --------       --------       -------
                                                 (Thousands of Dollars)
Operating Revenues ..................    $160,926       $127,856       $33,070
Operating Expenses ..................     147,169        113,749        33,420
                                         --------       --------       -------
Operating Income ....................      13,757         14,107          (350)
Other Income ........................       2,824          2,474           350
                                         --------       --------       -------
Income before Interest
 Charges ............................      16,581         16,581            --
 Interest Charges ...................       7,947          7,144           803
                                         --------       --------       -------

Preferred Stock Dividends of
 Central Hudson .....................         807            807            --
                                         --------       --------       -------

Net Income ..........................      $7,827         $8,630         $(803)
Dividends Declared on Common
 Stock ..............................       9,049          9,106           (57)
                                         --------       --------       -------
Amount Retained in Business .........     $(1,222)         $(476)        $(746)
                                         ========       ========       =======

                                                 6 MONTHS ENDED JUNE 30,
                                         -------------------------------------
                                                                       INCREASE
                                           2000           1999        (DECREASE)
                                         --------       --------       -------
                                                 (Thousands of Dollars)
Operating Revenues ..................    $338,875       $283,344       $55,531
Operating Expenses ..................     300,832        244,948        55,884
                                         --------       --------       -------
Operating Income ....................      38,043         38,396          (353)
Other Income ........................       5,431          4,553           878
                                         --------       --------       -------
Income before Interest
 Charges ............................      43,474         42,949           525
 Interest Charges ...................      15,917         14,408         1,509
                                         --------       --------       -------

Preferred Stock Dividends of
 Central Hudson .....................       1,615          1,615            --
                                         --------       --------       -------

Net Income ..........................     $25,942        $26,926         $(984)
Dividends Declared on Common
 Stock ..............................      18,146         18,211           (65)
                                         --------       --------       -------
Amount Retained in Business .........      $7,796         $8,715         $(919)
                                         ========       ========       =======

OPERATING REVENUES

     Operating revenues increased $33.1 million (26%) for the second quarter of 2000 as compared to the second quarter of 1999 and increased $55.5 million (20%) for the six months ended June 30, 2000. Details of these revenue changes by electric, gas and other departments are as follows:

                                         INCREASE (DECREASE) FROM PRIOR PERIOD
                                        ---------------------------------------
                                                     SECOND QUARTER
                                        ---------------------------------------
                                        Electric          Gas          Other
                                        --------         ------       ------
                                                 (Thousands of Dollars)
Customer Sales* ...................     $  4,201         $1,971**     $   --
Sales to Other Utilities ..........        9,543          1,362           --
Fuel and Gas Cost
 Adjustment .......................        6,703             37           --
Deferred Revenues .................        5,346***          54           --
Miscellaneous .....................         (126)            12        3,967****
                                        --------         ------       ------
                                        $ 25,667         $3,436       $3,967
                                        ========         ======       ======

                                         INCREASE (DECREASE) FROM PRIOR PERIOD
                                        ---------------------------------------
                                            SIX MONTHS ENDED JUNE 30, 2000
                                        ---------------------------------------
                                        Electric          Gas          Other
                                        --------         ------       ------
                                                (Thousands of Dollars)
Customer Sales* ...................     $  5,822         $4,085**     $   --
Sales to Other Utilities ..........       13,613          1,948           --
Fuel and Gas Cost
 Adjustment .......................       12,776           (943)          --
Deferred Revenues .................        4,622***         (64)          --
Miscellaneous .....................         (420)           172       13,920***
                                        --------         ------      -------
                                        $ 36,413         $5,198      $13,920
                                        ========         ======      =======

   * Includes electricity and gas supplied by others.
  ** Both firm and interruptible revenues.
 *** Includes the deferral and restoration of revenues related to Central Hudson's Retail Access Program and earnings in excess of the rate of return cap under the Settlement Agreement.
**** Operating revenues from Services which was not fully operational in the first and second quarters of 1999 and was engaged in expansion and startup activities.

SALES

     Central Hudson's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

     Total kilowatthour sales of electricity within Central Hudson's service territory increased 4% and firm sales of natural gas increased 6% in the second quarter of 2000 as compared to the second quarter of 1999. For the first six months ended June 30, 2000, electric sales increased 4% and gas sales to firm customers increased 5% compared to the same period last year. Changes in sales from last year by major customer classifications, including energy supplied by others, are set forth below.

                                          INCREASE (DECREASE) FROM PRIOR PERIOD
                                                    SECOND QUARTER
                                                Electric          Gas

Residential ............................            4%             3%
Commercial .............................            5              4
Industrial .............................            3             --
Interruptible ..........................           N/A            (4)

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                               SIX MONTHS ENDED JUNE 30, 2000
                                                Electric          Gas

Residential ............................            3%             4%
Commercial .............................            5              6
Industrial .............................            3              3
Interruptible ..........................           N/A            (15)

     Billing heating degree days were 4% lower for the quarter ended June 30, 2000 and flat for the six months ended June 30, 2000 when compared to the same period in 1999, but during the first six months of 2000 were 5% below what is considered normal for this time of year. Cooling degree days were 1% lower for both the quarter and six months ended June 30, 2000 when compared to the same periods in 1999.

     Interruptible gas sales decreased in both the second quarter and the first six months of 2000 due largely to a reduction in gas sales for electric generation.

OPERATING EXPENSES

     The following table reports the variation in the operating expenses for the three and six months ended June 30, 2000 compared to the same periods in the prior year:

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                                       SECOND QUARTER
                                                Amount          Percent
                                                ------          -------
                                                 (Thousands of Dollars)
Operating Expenses
  Fuel and Purchased
    Electricity ........................        $ 21,458           60%
Purchased Natural
  Gas ..................................           2,555           27
Purchased Petroleum ....................           2,506          372
Other Expenses of
  Operation ............................           6,759           26
Maintenance ............................           1,020           12
Depreciation and
  Amortization .........................             467            4
Taxes, Other than
  Income Tax ...........................            (366)          (2)
Federal Income tax .....................            (979)         (18)
                                                --------          ---
         Total .........................        $ 33,420           29%

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                              SIX MONTHS ENDED JUNE 30, 2000
                                                Amount          Percent
                                                ------          -------
                                                 (Thousands of Dollars)
Operating Expenses
  Fuel and Purchased
    Electricity .........................        $ 39,722           59%
Purchased Natural
  Gas ...................................           1,800            5
Purchased Petroleum .....................           3,903          169
Other Expenses of
  Operation .............................          11,764           22
Maintenance .............................           1,383            9
Depreciation and
  Amortization ..........................           1,016            4
Taxes, Other than
  Income Tax ............................            (901)          (3)
Federal Income tax ......................          (2,803)         (17)
                                                 --------         ----
         Total ..........................        $ 55,884           23%

     Total operating expenses for the second quarter and the first six months of 2000 increased $33.4 million and $55.9 million, respectively, from the comparable periods in 1999, including an increase in expenses for the Corporation's competitive business subsidiaries of $4.3 million and $13.6 million, respectively. The remaining increase of $29.1 million for the quarter and $42.3 million for the six months ended June 30, 2000 related to Central Hudson operations was driven primarily by an increase in the cost of purchased electricity, fuel used in electric generation and purchased natural gas and petroleum. The increase in costs is due to both an increase in electric and gas sales, including sales for resale, and an increase in the price of fuel. Also, reflected in this increase is an approximate $3.8 million of storm restoration costs related to damage inflicted by the severe storms occurring from mid-May to early June.

COMMON STOCK DIVIDENDS

     Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporation's 10-K Report, for a discussion of the Corporation's dividend payments. On June 23, 2000, the Board of Directors of the Corporation declared a quarterly dividend of $.54 per share, payable August 1, 2000 to shareholders of record as of July 10, 2000.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q and the documents incorporated by reference contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The statements will contain words such as "believes," "expects," "intends," "plans," and other similar words or expressions. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. A number of important factors affecting the Corporation's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery and certain environmental matters as well as such other factors as set forth in the Corporation's 10-K Report and all documents subsequently filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A of the Corporation's 10-K Report for a discussion of market risk. The Corporation's balance sheet at June 30, 2000 reflects amounts for the change in the fair value of derivative financial instruments which were used to hedge commodity transactions. The amounts recorded are not material to the Corporation's financial position or results of operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     (a) ASBESTOS LITIGATION. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 9 - Commitments and Contingencies, under the caption "Asbestos Litigation," in Part II, Item 8 of the Corporation's 10-K Report.

     As of August 8, 2000, 282 new cases involving asbestos have been brought against Central Hudson of the type described under such caption and subject to the insurance coverage described under such caption (which insurance does not extend to punitive damages). As of that date, of the 2,254 cases brought against Central Hudson, 1,308 remain pending. Of the 946 cases no longer pending against Central Hudson, 818 have been dismissed or discontinued, and Central Hudson has settled 128 cases. The Corporation is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Corporation at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Corporation believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Corporation's financial position or results of operations.

Item 5.  Other Information

     (a) Nine Mile 2 Plant. Reference is made to Note 3 - Nine Mile 2 Plant under the caption "General," to the Consolidated Financial Statements included in the Corporation's 10-K Report and the Part II Item 5(b) of the Corporation's Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 2000, for a discussion of the possible sale of the interests of some of the cotenant owners in the Nine Mile 2 Plant.

     On June 1, 2000, Central Hudson issued a press release announcing that its interest in the Nine Mile 2 Plant would be included in an auction of the interests of certain of the other cotenant owners of that Plant, which press release is filed herewith as Exhibit 99(i)8 and incorporated herein by reference.

     (b) ROSETON/DANSKAMMER PLANTS AUCTION. Reference is made to the caption "Competitive Opportunities Proceeding Settlement Agreement" and to the caption "Auction of Fossil Generation Plants" both in Note 2 - Regulatory Matters, to the Consolidated Financial Statements of the Corporation's 10-K Report for a discussion of the pending auction by Central Hudson of its interest in the Roseton and Danskammer Plants. On August 8, 2000, Central Hudson announced in a press release that it, along with Roseton Plant cotenants Consolidated Edison Company of New York, Inc. (Consolidated Edison) and Niagara Mohawk Power Corporation (Niagara Mohawk), have agreed to sell their interests in the Danskammer and Roseton electric generating plants to Dynegy Inc. for $903 million. The plants are located in the town of Newburgh and have a combined capacity of 1700 megawatts. The press release is filed herewith as Exhibit 99(i)9 and incorporated herein by reference.

     (c) ENVIRONMENTAL REGULATION. Reference is made to the caption "Environmental Quality Regulation - Central Hudson - Toxic Substance and Hazardous Wastes" in Item 1 of the Corporation's 10-K Report for a discussion of the regulations to which Central Hudson is subject with respect to the disposal of industrial, hazardous and toxic wastes.

     By letter, dated June 2, 2000, from the DEC, Division of Environmental Enforcement, Central Hudson was requested to provide information regarding the Orange County Landfill (Site) located in the Township of Goshen, New York. The Site is listed on the New York State's Inactive Hazardous Waste Disposal site Registry and the DEC is obtaining information about disposal of wastes at the Site.

     The DEC, in its letter, states that its records indicate that Central Hudson or a predecessor entity, did dispose or may have disposed of wastes at the Site, or that Central Hudson transported wastes to the Site for disposal.

     Central Hudson responded to the request for information on June 30, 2000. Documents submitted with that response indicate that at least three (3) shipments of waste may have been disposed of by Central Hudson at the Site, one of construction waste, one of office and commercial waste and one of asbestos rubble.

     (d) ENVIRONMENTAL MATTERS. Reference is made to Note 9 - Commitments and Contingencies under the caption "Environmental Matters," subcaption "Air," to the Consolidated Financial Statements included in the Corporation's 10-K Report, for a discussion of the investigation by the New York State Attorney General and the DEC of power plants in New York State for possible violations of federal and state air emissions rules on the grounds that major modifications may have been made to the power plants without obtaining requisite pre-construction permits.

     Central Hudson has been informed by the DEC and by the United States Environmental Protection Agency (EPA) that the EPA has assumed responsibility for the investigation with respect to Central Hudson, that the investigation relates to the coal-fired generating units of Central Hudson at the Danskammer Plant, i.e., Unit No. 3 and Unit No. 4, and that documents previously provided to the DEC by Central Hudson in connection with this investigation have been delivered by the DEC to the EPA. By letter dated July 14, 2000, the EPA wrote to Central Hudson requesting additional documents and other information to assist the EPA in its investigation. The request from the EPA seeks documents and information for the period from 1982 to the present. Central Hudson believes that any required permits were obtained.

Item 6.  Exhibits and Reports of Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

 Exhibit No.
Regulation S-K
  Item 601
 Designation               Exhibit Description

(10)(i)   92 --  Amended and Restated Credit Agreement, dated July 10, 2000, among the Corporation, certain lenders and Bank One, NA, as agent. (Exhibit (10)(i)92)

(10)(iii) 29 --  Amendment and Restatement, dated June 23, 2000, of the Central
                 Hudson Executive Deferred Compensation Plan, as Amended and renamed the Supplemental Retirement Plan, effective December 15, 1999. (Exhibit (10)(iii)29)

(10)(iii) 30 --  Amendment and Restatement, dated June 23, 2000, to the
                 Retirement Benefit Restoration Benefit Plan of Central Hudson. (Exhibit (10)(iii)30)

(10)(iii) 31 --  Form of Employment Agreement, effective December 15, 1999, for all officers of the Corporation and its affiliate companies. (Exhibit (10)(iii)31)

(10)(iii) 32 --  Employment Agreement, dated December 15, 1999, between the
                 Corporation and Paul J. Ganci. (Exhibit (10)(iii)32)

(12)         --  Statement Showing Computation of the Ratio of Earnings to Fixed
                 Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(27)         --  Financial Data Schedule, pursuant to Item 601(c) of Regulation
                 S-K.

(99)  (i)  8 --  Press release of Central Hudson issued on June 1, 2000, relating to the proposed auction of Central Hudson's interest in the Nine Mile 2 Plants.

(99)  (i)  9 --  Press release of Central Hudson issued on August 8, 2000, relating to the sale of its interests in the Roseton and Danskammer Plants.

     (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Corporation filed the following Current Report on Form 8-K:

(i) A Report, dated August 8, 2000, which described that Central Hudson, along with Roseton Plant cotenants, Consolidated Edison and Niagara Mohawk, have agreed to sell their interests in the Danskammer and Roseton Plants to Dynegy Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                                             CH ENERGY GROUP, INC.
                                                 (Registrant)



                                      By:     /s/ Donna S. Doyle
                                         -----------------------------
                                                Donna S. Doyle
                                          Vice President - Accounting
                                                and Controller


Dated:  August 11, 2000

EXHIBIT INDEX

     Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:

Exhibit No.
Regulation S-K
  Item 601
 Designation               Exhibit Description
 -----------               -------------------

(10)(i)   92 --  Amended and Restated Credit Agreement, dated July 10, 2000, among the Corporation, certain lenders and Bank One, NA, as agent. (Exhibit (10)(i)92)

(10)(iii) 29 --  Amendment and Restatement, dated June 23, 2000, of the Central
                 Hudson Executive Deferred Compensation Plan, as Amended and renamed the Supplemental Retirement Plan, effective December 15, 1999. (Exhibit (10)(iii)29)

(10)(iii) 30 --  Amendment and Restatement, dated June 23, 2000, to the
                 Retirement Benefit Restoration Benefit Plan of Central Hudson. (Exhibit (10)(iii)30)

(10)(iii) 31 --  Form of Employment Agreement, effective December 15, 1999, for all officers of the Corporation and its affiliate companies. (Exhibit (10)(iii)31)

(10)(iii) 32 --  Employment Agreement, dated December 15, 1999, between the
                 Corporation and Paul J. Ganci. (Exhibit (10)(iii)32)

(12)         --  Statement Showing Computation of the Ratio of Earnings to Fixed
                 Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(27)         --  Financial Data Schedule, pursuant to Item 601(c) of Regulation
                 S-K.

(99)  (i)  8 --  Press release of Central Hudson issued on June 1, 2000, relating to the proposed auction of Central Hudson's interest in the Nine Mile 2 Plants.

(99)  (i)  9 --  Press release of Central Hudson issued on August 8, 2000, relating to the sale of its interests in the Roseton and Danskammer Plants.