Form 10-Q
period 2000-09-30
CH ENERGY GROUP INC
filed 2000-11-08
CIK 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended .............................. September 30, 2000
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ...................
Commission file number .................................. 0-30512

                              CH ENERGY GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                               14-1804460
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK                          12601-4879
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (845) 452-2000
                                                   --------------

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

     Common stock, par value $.10 per share; and the number of shares outstanding of Registrant's common stock, as of September 30, 2000, was 16,616,687.

                              CH ENERGY GROUP, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


     PART I - FINANCIAL INFORMATION                                         PAGE
     ------------------------------                                         ----

Item 1 - Consolidated Financial Statements                                    1

         Consolidated Statement of Income -
          three Months Ended September 30, 2000
          and 1999                                                            1

         Consolidated Statement of Income -
          Nine Months Ended September 30, 2000
          and 1999                                                            2


         Consolidated Balance Sheet - September 30,
          2000 and December 31, 1999                                          3

         Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 2000
          and 1999                                                            5

         Notes to Consolidated Financial Statements                           6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                         13


Item 3 - Quantitative and Qualitative Disclosure
          about Market Risk                                                  20

     PART II - OTHER INFORMATION
     ---------------------------

Item 1 - Legal Proceedings                                                   21

Item 5 -  Other Information                                                  21

Item 6 - Exhibits and Reports on Form 8-K                                    22

Signatures                                                                   23

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS


                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                         For the 3 Months Ended
                                                              September 30,
                                                            2000         1999
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Operating Revenues
  Electric ...........................................    $140,626     $121,865
  Gas ................................................      13,740       12,458
  Other ..............................................      13,531       12,150
                                                         ---------    ---------
      Total Operating Revenues .......................     167,897      146,473
                                                         ---------    ---------

Operating Expenses
  Operation:
    Fuel used in electric generation
      and purchased electricity ......................      63,431       47,106
    Purchased natural gas ............................       9,121        8,780
    Purchased petroleum ..............................        (301)         523
    Other expenses of operation ......................      32,221       28,470
  Maintenance ........................................       6,625        6,325
  Depreciation and amortization ......................      12,612       12,059
  Taxes, other than income tax .......................      14,849       16,486
  Federal income tax .................................       8,604        7,641
                                                         ---------    ---------
                                                           147,162      127,390
                                                         ---------    ---------

Operating Income .....................................      20,735       19,083
                                                         ---------    ---------

Other Income and (Deductions)
  Allowance for equity funds used
    during construction ..............................          --           41
  Federal income tax .................................        (149)        (268)
  Other - net ........................................       3,010        3,229
                                                         ---------    ---------
                                                             2,861        3,002
                                                         ---------    ---------

Income before Interest Charges .......................      23,596       22,085
                                                         ---------    ---------

Interest Charges
  Interest on mortgage bonds .........................       2,570        3,205
  Interest on other long-term debt ...................       3,591        3,392
  Other interest .....................................       2,334        1,661
  Allowance for borrowed funds used
    during construction ..............................        (202)         (44)
                                                         ---------    ---------
                                                             8,293        8,214

Preferred Stock Dividends of Central Hudson ..........         807          807

Net Income ...........................................      14,496       13,064
Dividends Declared on Common Stock ...................       8,963        9,106
                                                         ---------    ---------

Balance Retained in the Business .....................      $5,533       $3,958
                                                         =========    =========

Common Stock:
  Average Shares Outstanding (000s) ..................      16,696       16,862

  Earnings Per Share (Basic and Diluted) .............       $0.87        $0.77

  Dividends Declared .................................      $0.540       $0.540


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                         For the 9 Months Ended
                                                              September 30,
                                                            2000         1999
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Operating Revenues
  Electric ...........................................    $382,949     $327,776
  Gas ................................................      76,534       70,053
  Other ..............................................      47,288       31,988
                                                         ---------    ---------
      Total Operating Revenues .......................     506,771      429,817
                                                         ---------    ---------

Operating Expenses
  Operation:
    Fuel used in electric generation and
       purchased electricity .........................     169,990      113,942
    Purchased natural gas ............................      46,151       44,010
    Purchased petroleum ..............................       5,907        2,827
    Other expenses of operation ......................      97,170       81,655
  Maintenance ........................................      23,058       21,375
  Depreciation and amortization ......................      37,609       36,041
  Taxes, other than income tax .......................      46,003       48,541
  Federal income tax .................................      22,106       23,946
                                                         ---------    ---------
                                                           447,994      372,337
                                                         ---------    ---------

Operating Income .....................................      58,777       57,480
                                                         ---------    ---------

Other Income and (Deductions)
  Allowance for equity funds used
    during construction ..............................          --          152
  Federal income tax .................................        (323)        (201)
  Other - net ........................................       8,616        7,603
                                                         ---------    ---------
                                                             8,293        7,554
                                                         ---------    ---------

Income before Interest Charges .......................      67,070       65,034
                                                         ---------    ---------

Interest Charges
  Interest on mortgage bonds .........................       8,772        9,852
  Interest on other long-term debt ...................       9,268        8,310
  Other interest .....................................       6,698        4,627
  Allowance for borrowed funds used
    during construction ..............................        (527)        (167)
                                                         ---------    ---------
                                                            24,211       22,622

Preferred Stock Dividends of Central Hudson ..........       2,422        2,422

Net Income ...........................................      40,437       39,990
Dividends Declared on Common Stock ...................      27,109       27,317
                                                         ---------    ---------

Balance Retained in the Business .....................     $13,328      $12,673
                                                         =========    =========

Common Stock:
    Average Shares Outstanding (000s) ................      16,793       16,862

    Earnings Per Share (Basic and Diluted) ...........       $2.41        $2.37

    Dividends Declared ...............................       $1.62        $1.62


                See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                                    September 30,   December 31,
                                                         2000           1999
                        ASSETS                       (Unaudited)      (Audited)
                                                     ----------      ----------
                                                       (Thousands of Dollars)


Utility Plant
  Electric ........................................  $1,259,678      $1,250,456
  Gas .............................................     169,345         164,767
  Common ..........................................      98,659         100,659
  Nuclear fuel ....................................      46,663          42,847
                                                     ----------      ----------
                                                      1,574,345       1,558,729

  Less:  Accumulated depreciation .................     661,987         638,910
         Nuclear fuel amortization ................      40,071          38,354
                                                     ----------      ----------
                                                        872,287         881,465

  Construction work in progress ...................      52,464          39,951
                                                     ----------      ----------
         Net Utility Plant ........................     924,751         921,416
                                                     ----------      ----------

Other Property and Plant ..........................      33,782          31,544
                                                     ----------      ----------

Investments and Other Assets
  Prefunded Pension Costs .........................      59,052          46,038
  Other ...........................................      23,722          21,226
                                                     ----------      ----------
      Total Investments and Other Assets ..........      82,774          67,264
                                                     ----------      ----------


Current Assets
  Cash and cash equivalents .......................      15,301          20,385
  Accounts receivable from customers-net
    of allowance for doubtful accounts ............      58,219          57,600
  Accrued unbilled utility revenues ...............      10,168          16,327
  Other receivables ...............................       2,475           4,092
  Fuel, materials and supplies, at average cost ...      30,118          31,485
  Special deposits and prepayments ................      24,574          17,533
                                                     ----------      ----------
      Total Current Assets ........................     140,855         147,422
                                                     ----------      ----------


Deferred Charges
  Regulatory assets ...............................     142,794         137,487
  Unamortized debt expense ........................       4,939           5,016
  Other ...........................................      30,612          25,750
                                                     ----------      ----------
      Total Deferred Charges ......................     178,345         168,253
                                                     ----------      ----------


      Total Assets ................................  $1,360,507      $1,335,899
                                                     ==========      ==========


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                     September 30,  December 31,
                                                          2000         1999
          CAPITALIZATION AND LIABILITIES              (Unaudited)    (Audited)
                                                      ----------    ----------
                                                        (Thousands of Dollars)


Capitalization
  Common Stock Equity:
    Common stock, 30,000,000 shares authorized;
      shares issued ($.10 par value):
        2000 - 16,862,087
        1999 - 16,862,087 ...........................     $1,686        $1,686
  Paid-in capital ...................................    351,230       351,230
  Retained earnings .................................    146,124       132,796
  Reacquired capital stock at cost
     (245,400 shares at September 30, 2000) .........     (8,470)           --
  Capital stock expense .............................     (1,251)       (1,306)
                                                      ----------    ----------
     Total Common Stock Equity ......................    489,319       484,406
                                                      ----------    ----------

  Cumulative Preferred Stock
    Not subject to mandatory redemption .............     21,030        21,030
    Subject to mandatory redemption .................     35,000        35,000
                                                      ----------    ----------
     Total Cumulative Preferred Stock ...............     56,030        56,030
                                                      ----------    ----------

  Long-term Debt ....................................    320,362       335,451
                                                      ----------    ----------
     Total Capitalization ...........................    865,711       875,887
                                                      ----------    ----------

Current Liabilities
  Current maturities of long-term debt ..............     62,610        35,100
  Notes payable .....................................     55,000        50,000
  Accounts payable ..................................     32,515        36,746
  Accrued taxes and interest ........................      7,654         4,406
  Dividends payable .................................      9,771         9,913
  Accrued vacation ..................................      4,472         4,344
  Customer deposits .................................      4,478         4,471
  Other .............................................      2,812         2,977
                                                      ----------    ----------
     Total Current Liabilities ......................    179,312       147,957
                                                      ----------    ----------

Deferred Credits and Other Liabilities
  Regulatory liabilities ............................     99,388        87,039
  Operating reserves ................................      3,173         6,294
  Other .............................................     18,696        19,101
                                                      ----------    ----------
     Total Deferred Credits and Other Liabilities ...    121,257       112,434
                                                      ----------    ----------

Accumulated Deferred Income Tax .....................    194,227       199,621
                                                      ----------    ----------


     TOTAL CAPITALIZATION AND LIABILITIES ........... $1,360,507    $1,335,899
                                                      ==========    ==========


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the 9 Months Ended
                                                               September 30,
                                                             2000        1999
                                                           --------   ---------
OPERATING ACTIVITIES:                                     (Thousands of Dollars)

  Net Income ............................................   $40,437     $39,990

    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation, amortization & nuclear
           fuel amortization ............................    40,390      38,165
         Deferred income taxes, net .....................     4,457       5,902
         Allowance for equity funds used
           during construction ..........................        --        (152)
         Nine Mile 2 Plant deferred finance
           charges, net .................................    (3,572)     (3,642)
         Provision for uncollectibles ...................     1,725       1,950
         Net accrued/deferred  pension costs ............   (10,302)     (8,471)
         Deferred gas costs .............................    (1,338)      3,285
         Deferred gas refunds ...........................       (96)        (95)
         Other, net .....................................    (5,598)        715

      Changes in current assets and liabilities, net:
         Accounts receivable and unbilled revenues ......     5,432      (7,086)
         Fuel, materials and supplies ...................     1,367      (2,771)
         Special deposits and prepayments ...............    (7,041)    (96,906)
         Accounts payable ...............................    (4,231)      9,374
         Accrued taxes and interest .....................     4,606         (18)
         Other current liabilities ......................    (1,361)      4,654
                                                           --------   ---------

    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES ........................................    64,875     (15,106)
                                                           --------   ---------

INVESTING ACTIVITIES:

    Additions to plant ..................................   (41,198)    (31,163)
    Allowance for equity funds used
      during construction ...............................        --         152
                                                           --------   ---------
      Net additions to plant ............................   (41,198)    (31,011)
    Investment activities of competitive affiliate ......    (8,925)     (7,290)
    Nine Mile 2 Plant decommissioning trust fund ........      (651)       (651)
    Other, net ..........................................      (551)       (666)
                                                           --------   ---------

    NET CASH USED IN INVESTING ACTIVITIES ...............   (51,325)    (39,618)
                                                           --------   ---------

FINANCING ACTIVITIES:

    Proceeds from issuance of long-term debt ............    47,500     177,300
    Net borrowings (repayments) of short-term debt ......     5,000     (13,700)
    Retirement and redemption of long-term debt .........   (35,100)    (81,877)
    Dividends paid on common stock ......................   (27,251)    (27,317)
    Reacquired capital stock ............................    (8,470)         --
    Issuance and Redemption Costs .......................      (313)     (3,004)
                                                           --------   ---------

    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ..............................   (18,634)     51,402
                                                           --------   ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS .................    (5,084)     (3,322)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ...........    20,385      10,499
                                                           --------   ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ...............   $15,301      $7,177
                                                           ========   =========


Supplemental Disclosure of Cash Flow Information

    Interest paid (net of amounts capitalized) ..........   $16,907     $14,490

    Federal income tax paid .............................   $18,800     $22,825


                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The accompanying Consolidated Financial Statements of CH Energy Group, Inc. (herein the Corporation) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. In addition, the results of operations for the prior year have been restated to reflect fully consolidated results following the formation of the holding company referred to in Note 2 below. These condensed unaudited quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the Corporation's Annual Report, on Form 10-K, for the year ended December 31, 1999 (Corporation's 10-K Report).

     Due to the seasonal nature of the Corporation's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - REGULATORY MATTERS

     Reference is made to the caption "Competitive Opportunities Proceeding" of
Note 2 - Regulatory Matters, to the Consolidated Financial Statements of the Corporation's 10-K Report and to the Amended and Restated Settlement Agreement, dated January 2, 1998, (Settlement Agreement) as described in said Note 2.

     At September 30, 2000, net regulatory assets of the Corporation's wholly-owned affiliate, Central Hudson Gas & Electric Corporation (Central Hudson), associated with the fossil-fueled generating assets were not material.

REGULATORY FILING

     The Settlement Agreement, as approved by the New York State Public Service Commission (PSC) in June, 1998, required Central Hudson to divest itself of its fossil-fueled generating plants and to establish rates for electric service based on the cost of delivering electricity to its customers. On August 1, 2000, as reported in Note 2 to the Notes to Consolidated Financial Statements contained in the Corporation's 10-Q report for the quarterly period ended June 30, 2000, Central Hudson filed a Competitive Transition Filing (Filing) with the PSC to unbundle its rates for electric service to provide for delivery of electricity separately from electricity supply, effective July 1, 2001, and to reflect the contemplated sale of its interests in its fossil-fueled generating plants, the Roseton Electric Generating Station (Roseton Plant) and the Danskammer Point Steam Electric Generating Station (Danskammer Plant).

     On October 6, 2000, Central Hudson made a supplemental filing with the PSC to reflect the then known results of the proposed sale of its fossil-fueled generating plants to Dynegy Power Corp. (Dynegy), which sale is subject to approval by the PSC. Central Hudson's Filing, as supplemented, requests that the portion of its current rates for electric service attributable to the costs of delivering electric service be increased by approximately $7.7 million, or 4.2%. Along with establishing rates for delivery service, the Filing includes proposals to recover the full cost of electric energy purchases made by Central Hudson to supply such energy to its full service customers and to use the net cash proceeds and gains from the sale of its fossil-fueled generating plants to reduce outstanding debt; recover its investment in the Nine Mile Point Unit No. 2 generating station (Nine Mile 2 Plant); accelerate the rebuilding of portions of its electric delivery network to provide customers with greater levels of reliability than achieved to date; offset various regulatory assets; enhance earnings by increasing the PSC's allowed return on equity, specifically removing the current "hard cap" on such allowed return and by providing incentives to improve reliability and customer service; and to establish a fund for use in providing benefits to its customers as may be directed by the PSC. The Filing also addresses the unbundling of gas prices into delivery and natural gas supply components. The Filing requests that Central Hudson's rates for natural gas delivery to its customers be increased by approximately $2.6 million, or 6.7%, and that the full commodity cost of purchased gas for delivery to customers be recovered through a charge separate from its delivery service rates. New electric and gas delivery prices would go into effect on July 1, 2001 at the expiration of the Settlement Agreement.

HOLDING COMPANY RESTRUCTURING

     As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in the Corporation's 10-K Report, Central Hudson received approval from its shareholders and regulators to form a holding company, which restructuring occurred on December 15, 1999. As reported in the Corporation's Current Report, on Form 8-K, dated March 9, 2000, by Order issued and effective March 7, 2000, the PSC amended the Settlement Agreement with respect to an extension of the time by which Central Hudson can transfer up to $100 million, through the Corporation to one or more of its competitive business affiliates. Transfers can be made until the earlier of (i) receipt of the proceeds by Central Hudson from the auction of the Danskammer and Roseton Plants or (ii) June 30, 2001, the expiration date of the Settlement Agreement. As of September 30,

2000, $28 million of the $100 million authorized by the PSC under the Settlement Agreement has been transferred to one or more subsidiaries of Central Hudson Energy Services, Inc. (Services); Services being a wholly-owned subsidiary of the Corporation.


NEW YORK STATE INDEPENDENT SYSTEM OPERATOR (NY ISO)

     As reported under the caption "Independent System Operator" in Note 2 to the Consolidated Financial Statements included in the Corporation's 10-K Report, the newly established NY ISO, successor to the New York Power Pool, began operations in November 1999. The combination of a tight market for generating capacity in New York State and increasing fuel costs has caused prices for electricity on the wholesale market to increase. Continued ownership of the Danskammer and Roseton Plants helped Central Hudson to moderate price increases to its customers this past summer and may continue to do so for the balance of the year. When the proposed sale of these fossil-fueled generating plants to Dynegy (see aforementioned caption Regulatory Filing) is consummated, Central Hudson customers will benefit from a Transition Power Agreement with Dynegy that will enable Central Hudson to purchase varying amounts of electricity from these plants for three to four years and, thereby continue to have the capability to moderate price increases for full-service electric energy supply.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by Central Hudson during the fourth quarter of 1998 (see Note 10 to the Consolidated Financial Statements included in the Corporation's 10-K Report).

     The Corporation's primary reportable operating segments are the regulated electric and gas operations of Central Hudson and unregulated operations which consist of the subsidiaries of Services. All of the segments currently operate in the northeast region of the United States.

     Certain additional information regarding these segments is set forth in the following table. In the determination of earnings per share by segment, general corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with practices established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - FAS 131

                                     QUARTER ENDED SEPTEMBER 30, 2000                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                            --------------------------------------------------      ------------------------------------------------
                                   REGULATED              UNREG.        TOTAL             REGULATED             UNREG.        TOTAL
                            ----------------------       -------      --------      ---------------------      -------      --------
                            ELECTRIC         GAS                                    ELECTRIC        GAS
                            --------      --------                                  --------      -------
Revenues from
  external customers        $140,612       $13,294       $13,531      $167,437      $382,884      $75,160      $47,288      $505,332

Intersegment
  Revenues                        14           446            --           460            65        1,374           --         1,439
                            --------      --------       -------      --------      --------      -------      -------      --------

         Total Revenues     $140,626       $13,740       $13,531      $167,897      $382,949      $76,534      $47,288      $506,771

Earnings Per Share          $0.85          $(0.07)       $0.09        $0.87         $1.99         $0.38        $0.04        $2.41

                                     QUARTER ENDED SEPTEMBER 30, 1999                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                            --------------------------------------------------      ------------------------------------------------
                                   REGULATED              UNREG.        TOTAL             REGULATED             UNREG.        TOTAL
                            ----------------------       -------      --------      ---------------------      -------      --------
                            ELECTRIC         GAS                                    ELECTRIC        GAS
                            --------      --------                                  --------      -------
Revenues from
  external customers        $121,842       $12,142       $12,150      $146,134      $327,715      $69,287      $31,988      $428,990

Intersegment
  Revenues                        23           316            --           339            61          766           --           827
                            --------      --------       -------      --------      --------      -------      -------      --------

         Total Revenues     $121,865       $12,458       $12,150      $146,473      $327,776      $70,053      $31,988      $429,817

Earnings Per Share          $0.83          $(0.11)       $0.05        $0.77         $2.04         $0.32        $0.01        $2.37

NOTE 4 - NEW ACCOUNTING STANDARDS

     DERIVATIVE AND HEDGING ACCOUNTING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Corporation's 10-K Report. In June 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 138 which amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." (FASB 133) Amendment provisions potentially affecting the Corporation relate to the normal purchases and sales exception from FASB 133 applicability and interest rate risk as it relates to the hedging of same. The normal purchases and sales exception may now be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. Contracts which qualify for the normal purchases and normal sales exception from FASB 133 are those that provide for the purchase or sale of something other than a financial or derivative instrument (e.g., fuel, electric and gas purchases) that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business.

     The implementation of FASB 133 for the Corporation is required by January 1,2001 with the option of earlier implementation. Efforts, by the Corporation, are underway to establish procedures to satisfy the extensive accounting, disclosure and documentation requirements specified by the provisions of FASB 133 and it is expected that the necessary actions to implement this Statement will be taken by December 31, 2000, for implementation effective January 1, 2001. The Corporation, on the basis of a preliminary review of its contracts, is of the opinion that the majority of its contracts will qualify for the normal purchases and sales exception. The Corporation believes that the implementation of FASB 133, as amended by FASB 137 which amended the effective date to fiscal years beginning after June 15, 1999 and FASB 138, will not have a material impact on its financial position or results of operations. This belief is based on the Corporation's conservative risk management policy currently in effect regarding the use of derivative instruments and hedging activities; the present as well as the expected future use of derivatives; and the fact that with respect to Central Hudson operations, all gains and losses arising from the use of derivatives, along with the related fuel or purchased electricity costs, flow through Central Hudson's electric and gas fuel adjustment clauses, further minimizing the Corporation's exposure to off-balance sheet risk.

     PLANT DECOMMISSIONING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Corporation's 10-K Report. On February 17, 2000, the FASB issued an exposure draft proposing to amend the initial FASB exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." The February 17, 2000 exposure draft, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," is proposed to be effective for financial statements for fiscal years beginning after June 15, 2001. In the fourth quarter of 2000, FASB will redeliberate issues raised in the comment letters received to date and a Final Statement is now expected to be issued in the second quarter of 2001. The Corporation can make no prediction at this time as to the ultimate form of this proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation.

     Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Corporation's 10-K Report. On June 30, 2000, FASB issued a proposed statement entitled "Accounting for the Impairment or Disposal of Long-Lived Assets and for Obligations Associated with Disposal Activities" that would supersede Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The proposed statement would establish accounting standards for the impairment of long-lived assets to be held and used and for the long-lived assets to be disposed of, including segments of a business previously covered by Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Comments were due back to FASB by October 13, 2000, which proposes the statement be effective for financial statements for fiscal years beginning after December 15, 2001. The Corporation can make no prediction as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation.

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

     A total of 30,300 stock options were granted by the Committee on Compensation and Succession/Retirement of the Corporation's Board of Directors, effective as of January 1, 2000, exercisable over a period of 10 years with 40% vesting after two years and 20% each year thereafter for the following three years. The exercise price is $31.94 per share and was established by such Committee based on the average market price (as traded on the New York Stock Exchange) on January 5, 2000. Such Committee also granted a total of 6,380 performance shares, effective as of January 1, 2000 on the basis of achieving superior total shareholder return as measured against an industry index.

     The Corporation, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," has elected to account for stock-based employee compensation under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation costs related to the Plan have been recorded to date because amounts were determined to be immaterial to the Corporation's financial position, results of operations or liquidity. The determination of immateriality is based on the difference between the exercise price of $31.94 and the market value of $32.00 at the grant date of April 25, 2000, the date of shareholder approval. For accounting and disclosure purposes, the Corporation's grant date is considered to be the date of shareholder approval, as defined in FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock
Compensation: An Interpretation of APB Opinion No. 25.

NOTE 6 - NEW YORK STATE TAX CHANGES

     On May 15, 2000, changes to the New York State Tax Law were signed into law, effective January 1, 2000. These changes repealed the .75 percent tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced both with an income-based tax under Article 9-A of such Law. The tax under Section 186-a of such Law, on the furnishing of utility services, was also restructured and reduced. Preliminary estimates indicate that these changes will increase state tax expense to the Corporation by $1.4 million in the year 2000 and $.7 million in 2001, with a reduction of $.7 million in 2002, and a cumulative reduction in 2003. The net effect of all these tax changes will be deferred for future rate treatment.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Corporation faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - Commitments and Contingencies, to the Consolidated Financial Statements included in the Corporation's 10-K Report. Except for what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended

September 30, 2000, and all documents previously filed with the Securities and Exchange Commission (SEC) in 2000, there have been no material changes in the subject matters discussed in said Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Corporation's book value of its common stock increased from $28.80 at December 31, 1999, to $29.45 at September 30, 2000. The growth of retained earnings, partially offset by the repurchase of the Corporation's common stock during this time period, was the primary reason for the increase in book value. However, the common equity ratio decreased slightly, from 50.4% to 49.8%, due to an increase in the Corporation's debt component of its total capitalization, including short-term obligations, and also, the common stock repurchases.

     For the nine months ended September 30, 2000, the Corporation, under its stock repurchase program initiated in March 2000, has purchased 245,400 shares of its common stock for $8.5 million.

     On June 13, 2000, Central Hudson issued $40 million of unsecured Medium Term Notes, bearing a coupon of 7.32% and maturing on June 13, 2001. The proceeds from the sale of these Notes was used to finance maturing First Mortgage Bonds of Central Hudson and for general corporate purposes.

     As part of the holding company restructuring referred to in Note 2 of the Consolidated Financial Statements contained herein, the Corporation, in December 1998, established a revolving credit agreement with three commercial banks for borrowing up to $50 million through December 4, 2001. Such revolving credit facility was increased in size to $170 million, effective July 10, 2000.

     Central Hudson has $50 million of committed short-term credit available through a revolving credit agreement with several commercial banks. Central Hudson also has several uncommitted credit facilities available. Authorization from the PSC limits the short-term borrowing amount Central Hudson may have outstanding, at any time, to $52 million in the aggregate.

     Services presently has a $12.5 million revolving credit agreement with several commercial banks.

     At September 30, 2000, the Corporation had $55.0 million of short-term debt outstanding. The balance of cash and cash equivalents was $15.3 million at the end of September 2000.

EARNINGS PER SHARE

     Earnings per share of common stock were $.87 for the third quarter of 2000, as compared to $.77 for the third quarter of 1999, an increase of 13%. Earnings per share of common stock were $2.41 for the first nine months ended September 30, 2000, as compared to $2.37 for the first nine months ended September 30, 1999, an increase of 2%.

     The increase in earnings for the quarter resulted primarily from an increase in Central Hudson electric and gas net operating revenues; an increase in earnings from operations of Services, the Corporation's unregulated affiliate; and a reduction in taxes other than income taxes largely due to the receipt of property tax refunds related to a reassessment settlement. Partially offsetting the increase in earnings per share was the net effect of various items including increased depreciation on plant and equipment, an increase in transmission and distribution maintenance costs, an increase in the net cost of capital, and a reduction in federal income taxes related to increased tax depreciation. The increase in earnings from Services is due largely to increased profit margins for wholesale electric generation sales, partially offset by a reduction in retail electric sales due to higher wholesale prices.

     Gas net revenues of Central Hudson (net of the cost of gas and revenue taxes) increased due primarily to an increase in own territory firm sales. An increase in the number of heating degree days due to cooler weather resulted in increased firm gas sales to residential and commercial heating customers. The increase in electric net revenues is due to the net effect of an increase in the profits retained from sales of electricity to other utilities and marketers, a reduction in revenues deferred in accordance with the excess earnings provision in the Settlement Agreement, a reduction in nonrecoverable fuel costs related to Central Hudson's Partial Pass-thru fuel cost incentive, and a decrease in Central Hudson's sales to own territory customers, primarily residential and commercial customers. The reduction in electric sales was attributable to a cooler summer as evidenced by a 44% reduction in cooling degree days for the current quarter as compared to last year. Electric net revenues are net of the cost of fuel, purchased electricity and revenue taxes.

     The principal reasons for the improvement in earnings for the nine months ended September, 2000 were an increase in Central Hudson's electric net operating revenues primarily from profits retained from sales to other utilities and marketers; an increase in utility gas net operating revenues due largely to sales growth; increased earnings from Services; and a reduction in federal income taxes due to increased tax depreciation benefits. These increases were largely offset by an increase in Central Hudson operating and maintenance (O&M) costs and increased depreciation on utility plant and equipment. O&M costs increased due largely to costs incurred for normal storm restoration efforts and an increase in workers' compensation insurance and employee benefit costs due to substantial dividends received last year.

     The Corporation's common stock repurchase program did not materially affect its financial results for the periods discussed above.

RESULTS OF OPERATIONS

     The following table reports the variation in the results of operations for the three months and nine months ended September 30, 2000, compared to the same period in 1999:

                                                3 MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------
                                                                       INCREASE
                                             2000          1999       (DECREASE)
                                           --------      --------      --------
                                                  (Thousands of Dollars)
Operating Revenues ...................     $167,897      $146,473      $ 21,424
Operating Expenses ...................      147,162       127,390        19,772
                                           --------      --------      --------
Operating Income .....................       20,735        19,083         1,652
Other Income .........................        2,861         3,002          (141)
                                           --------      --------      --------
Income before Interest
  Charges ............................       23,596        22,085         1,511
  Interest Charges ...................        8,293         8,214            79
                                           --------      --------      --------

Preferred Stock Dividends of
  Central Hudson .....................          807           807            --
                                           --------      --------      --------

Net Income ...........................     $ 14,496      $ 13,064      $  1,432
Dividends Declared on Common Stock ...        8,963         9,106          (143)
                                           --------      --------      --------
Amount Retained in Business ..........     $  5,533      $  3,958      $  1,575
                                           ========      ========      ========

                                               9 MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------
                                                                       INCREASE
                                             2000          1999       (DECREASE)
                                           --------      --------      --------
                                                  (Thousands of Dollars)
Operating Revenues ...................     $506,771      $429,817      $ 76,954
Operating Expenses ...................      447,994       372,337        75,657
                                           --------      --------      --------
Operating Income .....................       58,777        57,480         1,297
Other Income .........................        8,293         7,554           739
                                           --------      --------      --------
Income before Interest
 Charges .............................       67,070        65,034         2,036
 Interest Charges ....................       24,211        22,622         1,589
                                           --------      --------      --------

Preferred Stock Dividends of
 Central Hudson ......................        2,422         2,422            --
                                           --------      --------      --------

Net Income ...........................     $ 40,437      $ 39,990      $    447
Dividends Declared on Common
 Stock ...............................       27,109        27,317          (208)
                                           --------      --------      --------
Amount Retained in Business ..........     $ 13,328      $ 12,673      $    655
                                           ========      ========      ========

     As reported under the caption "Regulatory Matters" in Note 2 to the Consolidated Financial Statements of this report, Central Hudson filed a Competitive Transition Filing with the PSC on August 1, 2000 to succeed the Settlement Agreement, and a supplemental filing on October 6, 2000 to reflect the results of the auction of the Danskammer and Roseton Plants to Dynegy, as described in Item 5 to the Corporation's Form 8-K Current Report, dated August 8, 2000. As a result of the sale of these generating plants (expected to close in December 2000 or early 2001), the related electric operating revenues, operating expenses and asset and liability balances will be eliminated from Central Hudson's financial results. In addition, as reflected in the Filing supplement, Central Hudson proposes to use a portion of the proceeds from the sale of these plants to write down its investment in the Nine Mile 2 Plant, which would result in a further reduction of operating revenues, operating expenses and asset and liability balances related to this plant.

     The Corporation is unable to estimate the net impact of the foregoing on its financial results because it cannot predict (i) the action the PSC will take on the Filing, as supplemented, (ii) the action the PSC will take on Central Hudson's petition for approval of the sale of its fossil-fueled generating plants to Dynegy, and (iii) the return on investment the Corporation may realize by the redeployment of the proceeds of such sale into new investments.

OPERATING REVENUES

     Operating revenues increased $21.4 million (15%) for the third quarter of 2000 as compared to the third quarter of 1999 and increased $77.0 million (18%) for the nine months ended September 30, 2000. Details of these revenue changes by electric, gas and other departments are as follows:

                                      INCREASE (DECREASE) FROM PRIOR PERIOD
                                    ----------------------------------------
                                                  THIRD QUARTER
                                    ----------------------------------------
                                    ELECTRIC            GAS           OTHER
                                    --------          -------         ------
                                              (Thousands of Dollars)
Customer Sales* .................   $ (3,162)         $(1,386)**      $   --
Sales to Other Utilities ........      5,163            1,726             --
Fuel and Gas Cost
 Adjustment .....................     11,834            1,143             --
Deferred Revenues ...............      5,046***           217             --
Miscellaneous ...................       (120)            (418)         1,381****
                                    --------          -------         ------
                                    $ 18,761          $ 1,282         $1,381
                                    ========          =======         ======

                                      INCREASE (DECREASE) FROM PRIOR PERIOD
                                    ----------------------------------------
                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    ----------------------------------------
                                    ELECTRIC            GAS           OTHER
                                    --------          -------        -------
                                              (Thousands of Dollars)
Customer Sales* .................   $  2,660          $ 2,699**      $    --
Sales to Other Utilities ........     18,775            3,675             --
Fuel and Gas Cost
 Adjustment .....................     24,610              200             --
Deferred Revenues ...............      9,668***           153             --
Miscellaneous ...................       (540)            (246)        15,300****
                                    --------          -------        -------
                                    $ 55,173          $ 6,481        $15,300
                                    ========          =======        =======

   *Includes electricity and gas supplied by others.
  **Both firm and interruptible revenues.
 ***Includes the deferral and restoration of revenues related to Central
    Hudson's Retail Access Program and earnings in excess of the rate of return cap under the Settlement Agreement.
****Operating revenues from Services which was not fully operational in the first and second quarters of 1999 and was engaged in expansion and startup activities.


SALES

     Central Hudson's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

     Total kilowatthour sales of electricity within Central Hudson's service territory decreased 5% and firm sales of natural gas increased 13% in the third quarter of 2000 as compared to the third quarter of 1999. For the first nine months ended September 30, 2000, electric sales increased 1% and gas sales to firm customers increased 6% compared to the same period last year. Changes in sales from last year by major customer classifications, including energy supplied by others, are set forth below.

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                           -------------------------------------
                                                       THIRD QUARTER
                                           -------------------------------------
                                           ELECTRIC                       GAS
                                           --------                    ---------

Residential .............................     (9)%                        15 %
Commercial ..............................     (3)                         12
Industrial ..............................     (1)                         (1)
Interruptible ...........................     N/A                        (50)

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                           -------------------------------------
                                           NINE MONTHS ENDED SEPTEMBER 30, 2000
                                           -------------------------------------
                                           ELECTRIC                       GAS
                                           --------                    ---------

Residential .............................     (1)%                         5 %
Commercial ..............................      2                           6
Industrial ..............................      2                           2
Interruptible ...........................     N/A                        (29)

     Billing heating degree days were 56% higher for the quarter ended September 30, 2000 and 1% higher for the nine months ended September 30, 2000 when compared to the same period in 1999, but during the first nine months of 2000 were 5% below normal. Cooling degree days were 44% lower for the quarter and 35% lower for the nine months ended September 30, 2000 when compared to the same periods in 1999, and were 23% below normal for the quarter and 13% below normal for the nine months ended September 30, 2000.

     Interruptible gas sales for the third quarter and the first nine months of 2000, as compared to the same periods in 1999, decreased by 50% and 29%, respectively, due largely to a reduction in gas sales for electric generation.

OPERATING EXPENSES

     The following table reports the variation in the operating expenses for the three and nine months ended September 30, 2000, compared to the same periods in the prior year:

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                           -------------------------------------
                                                        THIRD QUARTER
                                           -------------------------------------
                                                  AMOUNT           PERCENT
                                                 --------          -------
                                                   (Thousands of Dollars)
Operating Expenses
 Fuel and Purchased Electricity .........        $16,325              35 %
Purchased Natural Gas ...................            341               4
Purchased Petroleum .....................           (824)           (158)
Other Expenses of Operation .............          3,751              13
Maintenance .............................            300               5
Depreciation and Amortization ...........            553               5
Taxes, Other than Income Tax ............         (1,637)            (10)
Federal Income tax ......................            963              13
                                                 -------            ----
    Total ...............................        $19,772              16 %

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                           -------------------------------------
                                           NINE MONTHS ENDED SEPTEMBER 30, 2000
                                           -------------------------------------
                                                  AMOUNT           PERCENT
                                                 --------          -------
                                                   (Thousands of Dollars)
Operating Expenses
 Fuel and Purchased Electricity .........       $ 56,048             49 %
Purchased Natural Gas ...................          2,141              5
Purchased Petroleum .....................          3,080            109
Other Expenses of Operation .............         15,515             19
Maintenance .............................          1,683              8
Depreciation and Amortization ...........          1,568              4
Taxes, Other than Income Tax ............         (2,538)            (5)
Federal Income tax ......................         (1,840)            (8)
                                                --------           ----
         Total ..........................       $ 75,657             20 %

     Total operating expenses for the third quarter and the first nine months of 2000 increased $19.8 million and $75.7 million, respectively, from the comparable periods in 1999, including an increase in expenses for Services of $0.6 million and $14.1 million, respectively. The balance of the increases in operating expenses for the two periods relate to Central Hudson operations. For the 3 months ended September 30, 2000 Central Hudson operating expenses increased $19.7 million. This was due largely to an increase in the cost of fuel and purchased electricity resulting from an increase in electricity sales to other utilities and marketers and also, increased fuel prices. For the nine months ended September 30, 2000 Central Hudson expenses increased $62 million, again largely the result of an increase in the cost of fuel and purchased electricity due to increased fuel prices and sales of electricity to other utilities and marketers. Central Hudson results for the nine month period also include increases in the cost of purchased natural gas due to increased sales and fuel prices and an increase in other expenses, primarily due to Central Hudson storm restoration costs for severe storms occurring from mid-May to early June. Both report periods reflect a reduction in taxes other than income taxes arising from property tax refunds received as a result of a reassessment settlement.

COMMON STOCK DIVIDENDS

     Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporation's 10-K Report, for a discussion of the Corporation's dividend payments. On September 22, 2000, the Board of Directors of the Corporation declared a quarterly dividend of $.54 per share, payable November 1, 2000, to shareholders of record as of October 10, 2000.

OTHER MATTERS

     On November 1, 2000, Services closed on the acquisition of Griffith Consumers Co., a heating oil provider with 43,000 retail customers based primarily in the greater Baltimore-Washington, D.C. area. The acquisition will provide Services with a platform from which to market a full range of energy supply alternatives - including electricity, natural gas, propane, and fuel oil
- and related energy services in Washington, D.C., Maryland, Delaware, Virginia and West Virginia. The cost of acquisition was less than 10% of the Corporation's total assets.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q and the documents incorporated by reference contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The statements contain words such as "believes," "expects," "intends," "plans," and other similar words or expressions. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. A number of important factors affecting the Corporation's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery and certain environmental matters as well as such other factors as set forth in the Corporation's 10-K Report and all documents subsequently filed with the SEC. The Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A of the Corporation's 10-K Report for a discussion of market risk. The Corporation's balance sheet at September 30, 2000 reflects amounts for the change in the fair value of derivative financial instruments which were used to hedge commodity transactions. The amounts recorded are not material to the Corporation's financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     (a) ASBESTOS LITIGATION. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 9 - Commitments and Contingencies, under the caption "Asbestos Litigation," in Part II, Item 8 of the Corporation's 10-K Report.

     As of September 30, 2000, 338 new cases involving asbestos have been brought against Central Hudson of the type described under such caption and subject to the insurance coverage described under such caption (which insurance does not extend to punitive damages). As of that date, of the 2,310 cases brought against Central Hudson, 761 remain pending. Of the 1,549 cases no longer pending against Central Hudson, 1,412 have been dismissed or discontinued, and Central Hudson has settled 137 cases. The Corporation is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Corporation at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Corporation believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Corporation's financial position or results of operations.

Item 5.   Other Information

     (a) NINE MILE 2 PLANT. Reference is made to Note 3 - Nine Mile 2 Plant under the caption "General" to the Consolidated Financial Statements included in the Corporation's 10-K Report, and to Part II Item 5(b) of the Corporation's Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 2000, and to Part II Item 5(a) of the Corporation's Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 2000, for a discussion of the possible sale of the interests of some of the cotenant owners in the Nine Mile 2 Plant.

     On September 28, 2000, Central Hudson, Niagara Mohawk Power Corporation and Rochester Gas and Electric Corporation solicited bids for sale of their interests in the Nine Mile 2 Plant. Thereafter, New York State Gas & Electric Corporation announced their intention to include the sale of its interest in the Nine Mile 2 Plant in such solicitation. The initial bids are to be returned in November 2000. If a bidder were selected, the Corporation can make no prediction when Central Hudson's interest in the Nine Mile 2 Plant would be sold.

     (b) ENVIRONMENTAL REGULATION. Reference is made to the caption "Environmental Quality Regulation - Central Hudson Toxic Substance and Hazardous Wastes" in Item 1 of the Corporation's 10-K Report for a discussion of the regulations to which Central Hudson is subject with respect to the disposal of industrial, hazardous and toxic wastes and to Item 5(c) of Part II of the Corporation's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, for a discussion of the June 2, 2000 letter to Central Hudson from the New York Department of Environmental Conservation (DEC), Division of Environmental Enforcement.

     By that letter, Central Hudson was requested to provide information regarding the Orange County Landfill (Site) located in the Township of Goshen, New York. The Site is listed on the New York State's Inactive Hazardous Waste Disposal site Registry and the DEC is obtaining information about disposal of wastes at the Site.

     The DEC, in its letter, states that its records indicate Central Hudson or a predecessor entity, did dispose or may have disposed of wastes at the Site, or that Central Hudson transported wastes to the Site for disposal.

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

Item 6.   Exhibits and Reports of Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

  Exhibit No.
Regulation S-K
   Item 601
 Designation        Exhibit Description
--------------      -------------------
(10) (i) 93     - - Asset Purchase and Sales Agreement, dated August 7, 2000, among Central Hudson, Consolidated Edison Company of New
                    York, Inc., Niagara Mohawk Power Corporation and Dynegy
                    Power Corp. for the sale of the Roseton Electric Generating
                    Station and related assets.

(10) (i) 94     - - Asset Purchase and Sales Agreement, dated August 7, 2000, by and between Central Hudson and Dynegy Power Corp. for the sale of the Danskammer Point Steam Electric Generating Station and related assets.

(10) (i) 95     - - Purchase Price Agreement, dated August 7, 2000, among
                    Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. relating to the sale of the Roseton

                    Electric Generating Station and the Danskammer Point Steam Electric Generating Station.

(10) (i) 96     - - Guarantee Agreement, dated August 7, 2000, among Central
                    Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Holdings, Inc., relating to the sale of the Roseton Electric Generating Station and the Danskammer Point Steam Electric Generating Station.

(12)            - - Statement Showing Computation of the Ratio of Earnings to
                    Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(27)            - - Financial Data Schedule, pursuant to Item 601(c) of
                    Regulation S-K.

(b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Corporation filed the following Current Report on Form 8-K:

(i) A Report, dated August 8, 2000, containing a copy of the press release announcing that Central Hudson, along with Consolidated Edison Company of New York, Inc. and Niagara Mohawk Power Corporation, had agreed to sell the Danskammer and Roseton Plants to Dynegy Power Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                                                    CH ENERGY GROUP, INC.
                                                        (Registrant)


                                         By:       /s/ Donna S. Doyle
                                             -----------------------------------
                                                       Donna S. Doyle
                                                 Vice President - Accounting
                                                       and Controller


Dated:  November 8, 2000

                                  EXHIBIT INDEX

     Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:

Exhibit No.
Regulation S-K
  Item 601
 Designation        Exhibit Description
--------------      -------------------
(10) (i) 93     - - Asset Purchase and Sales Agreement, dated August 7, 2000, among Central Hudson, Consolidated Edison Company of New
                    York, Inc., Niagara Mohawk Power Corporation and Dynegy
                    Power Corp. for the sale of the Roseton Electric Generating
                    Station and related assets.

(10) (i) 94     - - Asset Purchase and Sales Agreement, dated August 7, 2000, by and between Central Hudson and Dynegy Power Corp. for the sale of the Danskammer Point Steam Electric Generating Station and related assets.

(10) (i) 95     - - Purchase Price Agreement, dated August 7, 2000, among
                    Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. relating to the sale of the Roseton Electric Generating Station and the Danskammer Point Steam Electric Generating Station.

(10) (i) 96     - - Guarantee Agreement, dated August 7, 2000, among Central
                    Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Holdings, Inc., relating to the sale of the Roseton Electric Generating Station and the Danskammer Point Steam Electric Generating Station.

(12)            - - Statement Showing Computation of the Ratio of Earnings to
                    Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(27)            - - Financial Data Schedule, pursuant to Item 601(c) of
                    Regulation S-K.