Form 10-K
period 2000-12-31
CH ENERGY GROUP INC
filed 2001-03-09
CIK 1061393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
                                 ---------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended .................................... December 31, 2000

                         Commission file number: 0-30512

                              CH ENERGY GROUP, INC.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            NEW YORK                                             14-1804460
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE, NEW YORK                              12601-4879
----------------------------------------                          --------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (845) 452-2000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
----------------------------------------                 -----------------------
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

          YES ___                     NO _X_

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 16, 2001, was $692,934,384 based upon the lowest price at which Registrant's Common Stock was traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      The number of shares outstanding of Registrant's Common Stock, as of February 16, 2001 was 16,362,087.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      Registrant's definitive Proxy Statement, dated March 1, 2001 and to be used in connection with its Annual Meeting of Shareholders to be held on April 24, 2001, is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I
ITEM 1     BUSINESS                                                           1
------

ITEM 2     PROPERTIES                                                        14
------

ITEM 3     LEGAL PROCEEDINGS                                                 20
------

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
------     HOLDERS                                                           21

                              PART II

ITEM 5     MARKET FOR THE CORPORATION'S COMMON EQUITY
------
           AND RELATED STOCKHOLDER MATTERS                                   21

ITEM 6     SELECTED FINANCIAL DATA OF THE CORPORATION AND
------     ITS AFFILIATES                                                    22

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     24

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
-------    MARKET RISK                                                       37

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       38
------

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                            91

                             PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE
-------    CORPORATION                                                       91

ITEM 11    EXECUTIVE COMPENSATION                                            91
-------

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------    OWNERS AND MANAGEMENT                                             92

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    92
-------

                              PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
-------    REPORTS ON FORM 8-K                                               92

SIGNATURES          (i)                                                      94

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2000 ("Form 10-K Annual Report") and the documents incorporated by reference may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 ("Reform Act"). These statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Corporation's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include, but are not limited to, weather, energy supply and demand, fuel prices, interest rates, potential future acquisitions, developments in the legislative, regulatory and competitive environments, electric and gas industry restructuring and cost recovery, future market prices for energy, capacity and ancillary services, nuclear industry regulation, the outcome of pending litigation, and certain environmental matters, particularly industrial waste site remediation requirements.

ITEM 1 - BUSINESS

HOLDING COMPANY

     After a one-for-one common stock share exchange on December 15, 1999 ("Holding Company Restructuring"), CH Energy Group, Inc. ("Corporation") became the holding company parent corporation of Central Hudson Gas & Electric Corporation ("Central Hudson") and its existing subsidiary companies and Central Hudson Energy Services, Inc. ("CH Services"). Central Hudson's preferred stock and debt remain securities of Central Hudson. The Consolidated Financial Statements prior to December 15, 1999 represent the accounts of Central Hudson on a consolidated basis as predecessor of this Corporation.

     For further information regarding the Holding Company Restructuring and/or the Amended and Restated Settlement Agreement, dated January 2, 1998, and thereafter amended ("Agreement"), among Central Hudson, the Staff of the Public Service Commission of the State of New York ("PSC") and certain others entered into in the PSC's Competitive Opportunities Proceeding, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 - "Regulatory Matters" of the Notes to the Financial Statements contained in Item 8 of this Form 10-K Annual Report (each Note being hereinafter called a "Note"). The Agreement permitted the Holding Company Restructuring and may affect future operations of the Corporation.

     Because of its ownership of Central Hudson, the Corporation is a "public utility holding company" under the Public Utility Holding Company Act of 1935 ("PUHCA"). However, the Corporation is exempt from the provisions of PUHCA under the intrastate exemption provisions of ss.3(a)(1) of PUHCA, except that, under ss.9(a)(2) of PUHCA, the approval of the Securities and Exchange Commission ("SEC") is required for a direct or indirect acquisition by a public utility holding company of five percent (5%) or more of the voting securities of any electric or gas utility company subject to PUHCA.

     The Corporation is not an operating company, but merely holds stock either directly or indirectly in its affiliates.

     CH Services is an affiliate of the Corporation and the holding company parent corporation for each of the Corporation's competitive business subsidiaries: Central Hudson Enterprises Corporation; SCASCO, Inc.; Prime Industrial Energy Services, Inc.; CH Resources, Inc.; CH Syracuse Properties, Inc.; CH Niagara Properties, Inc.; Griffith Energy Services, Inc.; and Greene Point Development Corporation ("competitive business subsidiaries").

     The Corporation's other affiliate company, Central Hudson, wholly owns Phoenix Development Company, Inc.

     For a discussion of the Corporation and its affiliates' capital structure, financing program and short-term borrowing arrangements, see Notes 5, 6 and 7 "Short-Term Borrowing Arrangements," "Capitalization - Capital Stock" and "Capitalization - Long-Term Debt," respectively, and Item 7 hereof under the subcaptions "Capital Structure," "Financing Program of the Corporation" and "Short-Term Debt" of the caption "Capital Resources and Liquidity." For information concerning revenues, certain expenses, earnings per share and information regarding assets for Central Hudson's Electric and Gas segments, and the CH Services' competitive business subsidiaries' segments, see Note 11 - "Segments and Related Information," hereof.

AFFILIATES OF THE CORPORATION

CENTRAL HUDSON

     GENERALLY: Central Hudson is a New York gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. Central Hudson generates, purchases, sells at wholesale and distributes electricity, and purchases and distributes gas in New York State.

     Central Hudson, in the opinion of its general counsel, has, with minor exceptions, valid franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from the Hudson River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 624,800. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston, New York and in certain outlying and intervening territories. The number of Central Hudson employees, at December 31, 2000, was 1,075.

     Central Hudson's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts and wholesale and retail trade operations.

     In 2000, the competitive marketplace continued to develop for electric utilities, and certain Central Hudson electric customers were given the opportunity to purchase energy and related services from other sources. These opportunities also exist for Central Hudson natural gas customers.

     SALES OF PRINCIPAL GENERATING FACILITIES

     On January 30, 2001 ("Closing") Central Hudson, after a competitive bidding process, sold its Danskammer Point Steam Electric Generating Station ("Danskammer Plant") and its interest in the Roseton Steam Electric Generating Plant ("Roseton Plant") to affiliates of Dynegy Power Corp. (collectively, "Dynegy"). Central Hudson has also contracted to sell its interest in Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant") to Constellation Energy Inc. ("Constellation"). The closing of that sale is expected to occur by mid-2001, subject to receipt of regulatory approvals. For information regarding the sales of the Roseton and Danskammer Plants to Dynegy, see Item 2 hereof under the subcaptions "Central Hudson - Electric," "Roseton Plant" and "Danskammer Plant" and Note 2 hereof under the caption "Sale of Generating Plants." For further information on the sale of the Nine Mile 2 Plant, see Note 3 hereof under the caption "General."

     RATES

     GENERALLY: The electric and gas rates of Central Hudson applicable to service supplied to retail customers within New York State are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce by Central Hudson are regulated by the Federal Energy Regulatory Commission ("FERC").

     Central Hudson's present full-service retail rate structure consists of various service classifications covering residential, commercial and industrial customers. During 2000, the average price of electricity to these customers was
8.95 cents per kilowatthour ("kWh"), representing a 5.2% increase from the 1999 average price.

     RATE PROCEEDINGS - ELECTRIC AND GAS: For information regarding Central Hudson's most recent electric and gas cases filed with the PSC, see Item 7 hereof under the caption "Rate Proceedings - Electric and Gas."

     COST ADJUSTMENT CLAUSES: For information regarding Central Hudson's electric and gas cost adjustment clauses, see Note 1 - "Summary of Significant Accounting Policies" hereof under the caption "Rates, Revenues and Cost Adjustment Clauses."

     REGULATION

     GENERALLY: Central Hudson is subject to regulation by the PSC regarding, among other things, service rendered (including the rates charged), major transmission facility siting, accounting procedures and issuance of securities. For certain restrictions on Central Hudson's activities imposed by the Agreement, see Note 2 hereof under the caption "Competitive Opportunities Proceeding Settlement Agreement."

     Certain activities of Central Hudson and CH Services' competitive business subsidiaries, including accounting and the acquisition and disposition of certain property, are subject to regulation by the FERC, under the Federal Power Act, by reason of Central Hudson's transmission facilities and Central Hudson's and certain of CH Services' subsidiaries' sales of wholesale electric energy in interstate commerce.

     Central Hudson is not subject to the provisions of the Natural Gas Act.

     In the opinion of general counsel for Central Hudson, with the exception of the recently acquired Groveville Hydroelectric Facility in Beacon, New York, Central Hudson's hydroelectric facilities are not required to be licensed under the Federal Power Act.

     CONSTRUCTION PROGRAM AND FINANCING

     For estimates of 2001 construction expenditures, internal funds available, mandatory and optional redemption of long-term securities, and working capital requirements of Central Hudson, see the subcaption "Construction Program - Central Hudson" in Item 7 hereof under the caption "Capital Resources and Liquidity."

     Central Hudson's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, preferred stock or unsecured short-term debt.

     Central Hudson's various debt instruments include limitations on the amounts of additional funded indebtedness which Central Hudson can issue. The Corporation believes these limitations will not impair Central Hudson's ability to issue any or all of the debt described under the subcaption "Financing Program of the Corporation" of Item 7 hereof.

     FUEL SUPPLY AND COST

     As indicated above in the caption "Sales of Principal Generating Facilities," Central Hudson has sold its Danskammer Plant and its interest in the Roseton Plant to Dynegy.

     Units 1 and 2 of the Roseton Plant are fully equipped to burn both residual oil and natural gas. Units 1 and 2 of the Danskammer Plant, which are equipped to burn residual oil or natural gas, were operated during 2000 when economical. Units 3 and 4 of the Danskammer Plant, which were operated as base load units during 2000, are capable of burning coal, natural gas, or residual oil.

     For the 12 months ended December 31, 2000, the sources and related costs of electric generation for Central Hudson were as follows:

                                        Aggregate
Sources of                           Percentage of                 Costs in 2000
Generation                          Energy Generated                   ($000)
----------                          ----------------               -------------

Purchased Power                           27.8%                      $ 129,899
Coal                                      38.5                          38,254
Gas                                        4.2                           9,132
Nuclear                                   11.5                           3,146
Oil                                       16.0                          45,821
Hydroelectric                              2.0                             246
                                                                     ---------

                                         100.0%
                                    ===========

Nitrogen Oxide ("NOx") Allowances                                          245
Fuel Handling Costs                                                      1,466
Deferred Fuel Cost                                                      (4,617)
                                                                     ---------
                                                                     $ 223,592
                                                                    ==========


     RESIDUAL OIL: At December 31, 2000, there were 445,275 barrels of fuel oil in inventory in tanks for use at the Danskammer and Roseton Plants, which aggregate amount represented an average daily supply for 14 days. The total oil storage capacity as of December 31, 2000, for these Plants was 16,251 and 1,079,000 barrels, respectively, and Central Hudson's share of the Roseton Plant oil storage capacity was 377,650 barrels.

     During 2000, the Roseton Plant's fuel oil requirements were supplied by spot market purchases. The prices of these spot market purchases were determined on the basis of published market indices in effect at the time of delivery. During 2000, Central Hudson purchased just over 3.8 million barrels of fuel oil for the Roseton Plant and 154,901 barrels of fuel oil for the Danskammer Plant. The oil inventories at the Roseton and Danskammer Plants were acquired by Dynegy upon the Closing.

     COAL: Central Hudson had three supply contracts for the purchase of an aggregate of 912,000 tons per year of low-sulfur (0.7% maximum) coal to be burned in Units 3 and 4 of the Danskammer Plant.

     Two contracts provided for the delivery of coal by water from sources in Venezuela and Colombia, South America. The third contract provided for the delivery of domestic coal by water. The base price of purchases under all three contracts was renegotiated by the parties on an annual basis. These contracts, as last renegotiated, cover the term through December 31, 2001. As authorized under the terms of the contract, one of these three contracts was terminated, effective December 31, 2000. The remaining two coal contracts were acquired by Dynegy upon the Closing.

     In 2000, Central Hudson purchased 858,688 tons of coal, pursuant to these supply contracts. Central Hudson did not purchase any coal on the spot market during 2000.

     OTHER CENTRAL HUDSON MATTERS:

     LABOR RELATIONS: Central Hudson has agreements with the International Brotherhood of Electrical Workers ("IBEW") for its 750 unionized employees, representing production and maintenance employees, customer representatives, service workers and clerical employees (excluding persons in managerial, professional or supervisory positions), which agreements were renegotiated, effective July 1, 1998. An agreement with Local 320 of the IBEW Non-Production Plant Workers continues through April 30, 2003, and an agreement with IBEW Local 320 Production Plant Workers, which expires on August 31, 2003, was assumed by Dynegy upon the Closing. The agreements provide for an average annual general wage increase of 3.0% and certain additional fringe benefits.

     SUBSIDIARY OF CENTRAL HUDSON - PHOENIX DEVELOPMENT COMPANY, INC.: Phoenix Development Company, Inc. New York corporation, is a wholly-owned subsidiary of Central Hudson. Phoenix was established to hold or lease real property for the future use of Central Hudson and to participate in energy-related ventures. Currently, the assets held by Phoenix are not material.

     NUCLEAR: For information regarding the proposed sale of the Nine Mile 2 Plant, see Note 3 - "Nine Mile 2 Plant."

CH SERVICES

     CH Services, a New York corporation, is the holding company parent for each of the Corporation's competitive business subsidiaries. CH Services is not an operating company.

     CH Services' strategy is to continue its growth as a full-service energy company in the Northeast and mid-Atlantic regions through acquisitions and internal growth. CH Services will continue to expand its services currently provided through its subsidiaries which are primarily engaged in the generation of electricity; the distribution of fuel oil, gasoline, diesel, kerosene and propane; the sale of natural gas; the installation and maintenance of electrical systems and heating, ventilation and air conditioning ("HVAC") equipment; project construction; and providing services for electric generators installed on customers' property.

     SUBSIDIARIES OF CH SERVICES:

     CENTRAL HUDSON ENTERPRISES CORPORATION: Central Hudson Enterprises Corporation ("CHEC"), a New York corporation, is a wholly-owned subsidiary of CH Services. CHEC is engaged in the business of marketing electricity, gas, oil and related services to retail and wholesale customers; conducting energy audits; providing services including, but not limited to, the design, financing, installation and maintenance of energy conservation measures and generation systems for private businesses, institutional organizations and governmental entities; and participating in cogeneration, small hydroelectric, alternate fuel and energy production projects and services.

     GRIFFITH ENERGY SERVICES, INC.: Griffith Energy Services, Inc. ("Griffith"), a New York corporation, is a wholly-owned subsidiary of CHEC. On November 1, 2000, Griffith acquired the assets of AllEnergy Marketing Company, L.L.C.'s Griffith Consumers Company, Inc. Griffith is an energy services company engaged in the distribution of fuel oil, gasoline, diesel, kerosene, propane, natural gas and the installation and maintenance of HVAC equipment in the mid-Atlantic areas of Virginia, West Virginia, Maryland, Delaware and Washington, D.C. On March 1, 2001, Griffith acquired Community Oil Company, Inc., an energy service, fuel oil distribution company operating in West Virginia.

     PRIME INDUSTRIAL ENERGY SERVICES, INC.: Prime Industrial Energy Services, Inc. ("Prime"), a New York corporation, a wholly-owned subsidiary of CHEC, is engaged in project construction and providing services for electric generators installed on customers' property, as well as for HVAC equipment.

     SCASCO, INC.: SCASCO, Inc. ("SCASCO"), a Connecticut corporation, is a wholly-owned subsidiary of CHEC. SCASCO is an energy services company engaged in the distribution of fuel oil, gasoline, diesel, kerosene, propane and natural gas and the installation and maintenance of electrical services and HVAC equipment throughout the states of Connecticut, Massachusetts and Rhode Island. During 2000, SCASCO purchased the assets of ARC Mechanical and Electrical Contractors, Inc. ("ARC"), Capitol Fuel Co., Inc. ("Capitol"), The Seymour Oil Company ("Seymour") and Sharon Oil Company ("Sharon"). ARC is a mechanical and electrical contracting and HVAC company operating throughout the state of Connecticut. Capitol, Seymour and Sharon Companies are all energy services companies engaged in the distribution of fuel oil, gasoline, diesel, kerosene, propane and natural gas and the installation and maintenance of electrical services and HVAC equipment throughout the state of Connecticut.

     CH RESOURCES, INC.: CH Resources, Inc. ("CH Resources"), a New York corporation, is a wholly-owned subsidiary of CH Services established for the purpose of acquiring, developing and operating electric generation facilities, the output of which is sold at the wholesale level to CHEC and other energy services companies, as well as through the New York State Independent System Operator ("NYS ISO") described under the caption "Independent System Operator" of Note 2. CH Resources owns a 100 megawatt ("MW") combined cycle gas turbine facility in Solvay, New York ("CH Syracuse Plant"), a 100 MW combined cycle gas turbine facility in Beaver Falls, New York ("Beaver Falls Plant"), and a 50 MW fluidized bed, coal-fired plant in Niagara County, New York ("CH Niagara Falls Plant").

     CH SYRACUSE PROPERTIES, INC. AND CH NIAGARA PROPERTIES, INC.: CH Syracuse Properties, Inc. ("CH Syracuse") and CH Niagara Properties, Inc. ("CH Niagara") are New York corporations and wholly-owned subsidiaries of CH Resources used to lease real property for the CH Syracuse Plant and the CH Niagara Falls Plant.

     GREENE POINT DEVELOPMENT CORPORATION: Greene Point Development Corporation ("Greene Point"), a New York corporation, is a wholly-owned subsidiary of CH Services which develops and evaluates business opportunities for CH Services' competitive business subsidiaries. The current assets held by this subsidiary are not material.

     REGULATION

     GENERALLY: Certain activities of CH Services' competitive business subsidiaries, including accounting and the acquisition and disposition of certain property, are subject to regulation by the FERC, under the Federal Power Act, by reason of certain of CH Services' subsidiaries' sales of wholesale electric energy in interstate commerce. Because of its ownership and operation of electric generating facilities, CH Resources is subject to "lightened" regulation by the PSC. Because the electric generating facilities of CH Resources are used exclusively for selling electricity at wholesale, CH Resources is an "exempt wholesale generator" under Section 32(e) of PUHCA and, therefore, is exempt from the provisions of PUHCA.

ENVIRONMENTAL QUALITY REGULATION - CENTRAL HUDSON AND CH SERVICES

     Central Hudson and CH Resources are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. Environmental matters may expose both Central Hudson and CH Resources to potential liability which, in certain instances, may be imposed without regard to fault or historical activities which were lawful at the time they occurred. Both Central Hudson and CH Resources continually monitor their activities in order to determine the impact of their activities on the environment and to ensure compliance with various environmental requirements.

     Generally, during 2000, the principal environmental areas and requirements to which Central Hudson and CH Resources were subject were as follows:

     AIR: State regulations relating to fossil-fueled generating plants govern the sulfur content of fuel used, the emission of particulate matter and certain other pollutants and the visibility of these emissions. In addition, emissions from fossil-fueled generating plants are required to meet federal and state ambient air quality standards for sulfur dioxide ("SO2"), NOx and suspended particulates in the areas surrounding the plants.

     The Danskammer Plant burns coal having a maximum sulfur content of 0.7%, fuel oil having a maximum sulfur content of 1% and natural gas. The sulfur content of the oil burned at the Roseton Plant is limited by stipulation with, among others, the New York State Department of Environmental Conservation ("NYSDEC"), to an amount not exceeding 1.5% maximum and 1.3% weighted annual average. Natural gas is also burned at the Roseton Plant.

     The CH Syracuse Plant and the Beaver Falls Plant each burn natural gas and No. 2 fuel oil. The CH Niagara Falls Plant burns coal with a maximum sulfur content of 5% in a fluidized-bed boiler that effectively captures 90% or more of the sulfur. Total annual usage is approximately 200,000 tons of coal, all of which were bought on the spot market in 2000. In addition, the CH Niagara Falls Plant is permitted under applicable environmental regulations to burn petroleum coke (with a maximum sulfur content of 5%), a solid fuel derived from the distillation of crude oil, up to a maximum of 70% of the Plant's total fuel consumption. The CH Niagara Falls Plant also has the capacity to burn tire-derived fuel in combination with coal. NOx emissions from the CH Niagara Falls Plant are limited to 0.30 pounds per million British Thermal Units ("BTU"). In 2000 CH Resources installed, under a NYSDEC Consent Order and at a cost not material to the Corporation, an ammonia DeNOx system at the CH Niagara Falls Plant to effect compliance with applicable environmental regulations.

     Based on the operation of continuous emission stack monitoring systems, the Corporation believes that during 2000 air quality standards for NOx, SO2 and particulates were satisfied in the areas surrounding the Roseton Plant, the Danskammer Plant , the CH Syracuse Plant, the Beaver Falls Plant and the CH Niagara Falls Plant.

     OTHER MATTERS

     For information on the impact of the (i) Clean Air Act Amendments of 1990 ("CAA Amendments") on efforts to attain and maintain national ambient air quality standards for emissions from fossil-fueled electric power plants, (ii) the proposal of the federal Environmental Protection Agency ("EPA") to modify emission standards for ozone and suspended particulates, (iii) the New York State Governor's initiatives relating to air quality standards, and a proposal of the NYSDEC to modify NOx and SO2 standards for generating facilities operating in New York State, and (iv) an investigation by the New York State Attorney General regarding air emissions from coal-fired generating plants, see
Note 10 - "Commitments and Contingencies," hereof under the caption, "Environmental Matters - Air."

     WATER: Central Hudson and CH Resources are required to comply with applicable state and federal laws and regulations governing the discharge of pollutants into receiving waters.

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

     Central Hudson has SPDES permits for its Eltings Corners maintenance and warehouse facility and its Rifton Recreation and Training Center in New York. The SPDES permits for the Roseton and Danskammer Plants expired on October 1 and November 1, 1992, respectively, and permit renewal applications are pending before the NYSDEC. The SPDES permits subject to the renewal proceedings for the Roseton and Danskammer Plants were assigned to Dynegy at the Closing.

     SPDES permits are in effect for the Beaver Falls Plant and the CH Syracuse Plant with expiration dates of May 1, 2003 and December 1, 2001, respectively. All of the CH Niagara Falls Plant's discharge flows into the local municipal wastewater system subject to local permit limits. All applicable local permits have been obtained.

     For further discussion regarding renewal of the SPDES permits for the Roseton and Danskammer Plants, see Note 10 - "Commitments and Contingencies," hereof under the caption "Environmental Matters - Water."

     For a description of litigation commenced against Central Hudson for alleged violation of the Endangered Species Act at the Roseton and Danskammer Plants, see Item 3 hereof under the caption - "Environmental Litigation, Roseton and Danskammer Plants."

     TOXIC SUBSTANCES AND HAZARDOUS WASTES: Central Hudson and CH Resources are subject to state and federal laws and regulations relating to the use, handling, storage, treatment, transportation and disposal of industrial, hazardous and toxic wastes.

     For a discussion of (i) environmental litigation filed by the City of Newburgh, New York against Central Hudson involving one of Central Hudson's eight former manufactured gas sites and a related court ruling, and (ii) issues raised by the NYSDEC relating to (a) site investigations at other former Central Hudson manufactured gas facilities, (b) Central Hudson's offices at Little Britain Road in New Windsor, New York, and (c) the Orange County Landfill in Goshen, New York and Central Hudson, see Note 10 - "Commitments and Contingencies," hereof under the subcaptions "Environmental Matters - Former Manufactured Gas Plant Facilities - City of Newburgh," "Little Britain Road," and "Orange County Landfill."

     OTHER: Central Hudson expenditures attributable in whole or in substantial part, to environmental considerations totaled $11.2 million in 2000, of which approximately $1.6 million related to capital projects and $9.6 million were charged to expense. It is estimated that in 2001 the total of these expenditures will be approximately $3.2 million.

     Neither the Corporation, Central Hudson nor CH Resources is involved as a defendant in any other court litigation regarding environmental matters and, to the best of its knowledge, no other environmental litigation against it is threatened, except with respect to the litigation described in Item 3 "Legal Proceedings" hereof under the subcaption "Environmental Litigation - Roseton and Danskammer Plants," and as described in Note 10 - "Commitments and Contingencies," hereof under the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities."

EXECUTIVE OFFICERS OF THE CORPORATION

     All executive officers of the Corporation, Central Hudson and CH Services are elected or appointed annually by their respective Boards of Directors. There are no family relationships existing among any of the executive officers of the Corporation and its affiliates or subsidiaries. The names of the current officers of the Corporation's Board of Directors and the executive officers of the Corporation, their positions held and business experience during the past five (5) years and ages (at December 31, 2000) are as follows:


                         Age At                                        Date
    Executive           12/31/00   Current and Prior Positions       Commenced
--------------------------------------------------------------------------------
OFFICERS OF THE BOARD

Paul J. Ganci (1)          62      Chairman of the Board and
                                   Chief Executive Officer         November 2000
                                   Director                        November 1999
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer               November 1999
                                   Director(a)                     December 1995
                                   Chairman of the Board and
                                   Chief Executive Officer(a)         April 1999
                                   President and Chief
                                   Executive Officer(a)              August 1998
                                   President and Chief
                                   Operating Officer(a)            December 1995

John E. Mack III           66      Director                        November 1999
                                   Chairman of the Committee
                                   on Finance                      November 1999
                                   Chairman of the Board and
                                   Chief Executive Officer            April 1998
                                   Chairman of the Board(a)          August 1998
                                   Director(a)                     December 1995
                                   Chairman of the Board and
                                   Chief Executive Officer(a)      December 1995

Jack Effron                67      Director                        November 1999
                                   Chairman of  Committee on
                                   Compensation and
                                   Succession/Retirement           November 1999
                                   Director (a)                    December 1995
                                   Chairman of the Board of
                                   EFCO Products                   December 1995
                                   Member of St. Francis
                                   Health Care Foundation          December 1995

                         Age At                                        Date
    Executive           12/31/00   Current and Prior Positions       Commenced
--------------------------------------------------------------------------------
OFFICERS OF THE BOARD (CONT'D)

Heinz K. Fridrich          67      Director                        November 1999
                                   Chairman of the Committee
                                   on Audit                        November 1999
                                   Director(a)                     December 1995
                                   Courtesy Professor,
                                   University of Florida
                                   at Gainesville                  December 1995


OFFICERS OF THE CORPORATION

Allan R. Page(1)           53      President                       November 2000
                                   Executive Vice President        November 1999
                                   Vice President(a)               November 1999
                                   Director(b)                     November 1999
                                   President and Chief
                                   Operating Officer(b)            December 1999
                                   Executive Vice President(a)        April 1998
                                   Senior Vice President -
                                   Corporate Services(a)              April 1996
                                   Vice President -
                                   Corporate Services(a)           December 1995

Carl E. Meyer(2)           53      Executive Vice President        November 1999
                                   Director                        December 1999
                                   President and Chief
                                   Operating Officer(a)               April 1999
                                   Executive Vice President(a)        April 1998
                                   Senior Vice President -
                                   Customer Services(a)               April 1996
                                   Vice President -
                                   Customer Services(a)            December 1995

Arthur R. Upright(1)       57      Director(b)                     November 1999
                                   Director(a)                     December 1999
                                   Senior Vice President           November 1999
                                   Senior Vice President(a)        November 1998
                                   Assistant Vice President -
                                   Cost & Rate/ Financial
                                   Planning(a)                     December 1995

                         Age At                                        Date
    Executive           12/31/00   Current and Prior Positions       Commenced
--------------------------------------------------------------------------------
OFFICERS OF THE CORPORATION (Cont'd)

Steven V. Lant(1)          43      Chief Financial Officer
                                   and Treasurer                   November 1999
                                   Director(a)                     December 1999
                                   Chief Financial Officer
                                   and Treasurer(a)                November 1999
                                   Chief Financial Officer,
                                   Treasurer and Corporate
                                   Secretary(a)                    November 1998
                                   Treasurer and Assistant
                                   Corporate Secretary(a)          December 1995

Donna S. Doyle(2)          52      Vice President - Accounting
                                   and Controller                  November 1999
                                   Controller(a)                   December 1995

Denise D. VanBuren(2)      39      Vice President -
                                   Corporate Communications
                                   and Community Relations         November 2000
                                   Assistant Vice President -
                                   Corporate Communications(a)     November 1999
                                   Manager - Corporate
                                   Communications(a)                October 1998
                                   Director - Media Relations(a)   December 1995

Gladys L. Cooper(1)        49      Corporate Secretary(a)(b)           July 2000
                                   Corporate Secretary and
                                   Assistant Vice President -
                                   Governmental Relations(a)(b)    November 1999
                                   Assistant Vice President -
                                   Governmental Relations(a)       December 1995

Christopher M. Capone(2)   38      Assistant Treasurer -
                                   Investor Relations                 March 2000
                                   Vice President/Division Head,
                                   Personal Fixed Income Division,
                                   Bank of New York                December 1995


(1) Executive is an officer of the Corporation, Central Hudson and CH Services
(2) Executive is an officer of the Corporation and Central Hudson
(a) For Central Hudson
(b) For CH Services

     ITEM 2 - PROPERTIES

     The Corporation has no significant properties other than those of Central Hudson and the subsidiaries of CH Services.

CENTRAL HUDSON

     ELECTRIC: The net capability of Central Hudson's electric generating plants as of December 31, 2000, the net output of each plant for the year ended December 31, 2000, and the year each plant was placed in service or rehabilitated are as set forth below:

                                      Year Placed   Megawatt ("MW")*
Electric                              In Service/    Net Capability   2000 Unit
Generating                             Rehabili-   (2000)  (99-2000)  Net Output
Plant                Type of Fuel        Tated     Summer    Winter     (Mwh)
----------      --------------------  -----------  ------  ---------  ---------

Danskammer      Residual Oil,          1951-1967     500      493     2,715,855
Plant **        Natural Gas and Coal

Roseton Plant   Residual Oil           1974          417      409     1,023,232
(35% share)**   and Natural Gas

Neversink       Water                  1953           21       22        49,827
Hydro Station

Dashville       Water                  1920            4        4         6,575
Hydro Station

Sturgeon Pool   Water                  1924           16       16        63,417
Hydro Station

High Falls      Water                  1986            3        3         6,755
Hydro Station

Coxsackie Gas   Kerosene or            1969           19       19         2,068
Turbine ("GT")  Natural Gas

So. Cairo GT    Kerosene               1970           18       22         1,425

Nine Mile 2     Nuclear                1988          103      103       734,554
Plant (9%
share)***

Groveville      Water                  2000          N/A      N/A            --
Hydro St.****                                        ---      ---     ---------

                                Total              1,101    1,091     4,603,708
                                                   =====    =====     =========

   * Reflects maximum one-hour net capability of Central Hudson's ownership of generation resources and, therefore, does not include firm purchases or sales.
  ** Plants sold on January 30, 2001; see Item 1, under the caption "Affiliates of the Corporation - Central Hudson - Sales of Principal Generating Facilities."
 *** Plant expected to be sold to Constellation as described in Note 3 - "Nine
     Mile 2 Plant."
**** Acquired in October 2000.

     Central Hudson has a contract with the Power Authority of the State of New York ("PASNY") which entitles Central Hudson to 49 MW net capability from the Blenheim-Gilboa Pumped Storage Hydroelectric Plant through 2002.

     Central Hudson owns 86 substations having an aggregate transformer capacity of 5.1 million kVa. The transmission system consists of 588 pole miles of line and the distribution system of 7,387 pole miles of overhead lines and 905 trench miles of underground lines.

     LOAD AND CAPACITY: Central Hudson's maximum one-hour demand within its own territory, for the year ended December 31, 2000, occurred on June 26, 2000, and amounted to 945 MW. Central Hudson's maximum one-hour demand within its own territory, for that part of the 2000-2001 winter capability period, through January 9, 2001, occurred on January 2, 2001 and amounted to 844 MW.

     As of the Closing, Central Hudson no longer owned sufficient capacity to serve the peak demands of its transmission and distribution customers and now will need to rely on purchased capacity from third-party providers to meet these demands. To partially supply its full service customers, Central Hudson entered into a transition power agreement with another Dynegy affiliate for a period from January 30, 2001 to and including October 31, 2003, subject to a one-year extension option at the election of Central Hudson, to provide for the purchase of energy and capacity from that affiliate. Central Hudson has entered into an agreement with Constellation to purchase capacity and energy from the Nine Mile 2 Plant for a ten-year period after that Plant is sold to Constellation. In the case of both contracts, the energy will be purchased at defined prices which escalate over the life of the contracts. These defined price contracts will provide a measure of stability to the prices Central Hudson will charge its full service electric customers.

     See Note 2 under the caption "Independent System Operator" for information regarding the termination of the New York Power Pool ("NYPP") and the formation of the NYS ISO and the New York State Reliability Council ("Reliability Council") to coordinate reliability and operation of New York State's bulk power transmission systems.

The following table sets forth the amounts of any excess capacity of Central Hudson by summer and winter capability periods for 2001 and 2002:

                      Forecasted   Forecasted
                          Peak -       Peak -       Peak Plus                 Excess of Capacity
                          Total        Full         Installed    Available  Over Peak Plus NYS ISO
                        Delivery      Service      Reserve of    Capacity      Installed Reserve
           Capability  Rqts. (Mw)   Rqts. Only      18% (Mw)       (Mw)           Requirements
             Period       (1)           (2)         (2) (3)       (4) (5)    (Mw)(3)   Percent (3)
          -----------  -----------  -----------   ------------   ---------  ---------  -----------
2001        Summer      975             972          1,147         1,151          4        0.3
2001-2002   Winter      870             867          1,147*          949       (198)     (17.3)

* Summer period peak plus reserve requirements carry over to the following winter period.

(1) Total delivery requirements include requirements for both full service (delivery and energy) and retail access (delivery only) customers.

(2)  Excludes retail access customer requirements.

(3)  Based on full service requirements.

(4) Owned capacity of 180 MW plus firm contract capacity of 971 MW as of January 31, 2001 for the summer 2001 period.

(5) Owned capacity of 180 MW plus firm contract capacity of 769 MW as of January 31, 2001 for the winter 2001/2002 period.

     ROSETON PLANT: See the above caption in Item 1 "Sales of Principal Generating Facilities" and Note 2, under the caption "Sale of Generating Plants" regarding the sale, on January 30, 2001, of Central Hudson's interest in the Roseton Plant which is located in Roseton, New York. The Roseton Plant was owned by Central Hudson, Consolidated Edison Company of New York, Inc. ("Con Edison") and Niagara Mohawk Power Corporation ("Niagara Mohawk") as tenants-in-common and was sold to Dynegy. The Roseton Plant, placed in commercial operation in 1974, has a generating capacity of 1,200 MW, consisting of two 600 MW generating units, both of which are capable of being fired either by residual oil or natural gas (see also the subcaption below entitled "Gas"). Central Hudson acted as agent for the cotenant owners with respect to the operation of the Roseton Plant. Generally, these owners shared the costs and expenses of the operation of that Plant in accordance with their respective ownership interests.

     The 345 kV transmission lines and related facilities to connect the Roseton Plant with other points in the system of Central Hudson and with the systems of Con Edison and Niagara Mohawk to the north and west of the Roseton Plant prior to and after the Closing are 100%-owned by Central Hudson. The share of each of the cotenant owners of the Plant in the output of the Roseton Plant was transmitted over these lines under a transmission agreement relating to the Plant, which provided, among other things, for compensation to Central Hudson for use of the facilities and lines by these other parties. In addition, Central Hudson has contract rights which entitle it to the lesser of 300 MW, or one quarter of the capacity in a 345 kV transmission line owned by PASNY which connects the Roseton Plant with a Con Edison substation in East Fishkill, New York. In exchange for these rights, Central Hudson has agreed to provide PASNY capacity in the 345 kV transmission lines Central Hudson owns from the Roseton Plant.

     DANSKAMMER PLANT: The Danskammer Plant consists of four generating units placed into operation over the thirteen-year period 1954 through 1967. Units 3 and 4 of the Danskammer Plant have generating capacities of 135 MW and 235 MW, respectively, while Units 1 and 2 have generating capacities of 63 MW each.

     NINE MILE 2 PLANT: For a discussion of Central Hudson's contract to sell its ownership interest in and certain operating matters relating to the Nine Mile 2 Plant, see Item 7 hereof under the subcaption "Nuclear Operations," Note 3 - "Nine Mile 2 Plant," and Note 1 - "Summary of Significant Accounting Policies," under the subcaption "Jointly-Owned Facilities."

     GAS: Central Hudson's gas system consists of 161 miles of transmission pipelines and 1,012 miles of distribution pipelines.

     For the year ended December 31, 2000, the total amount of gas purchased by Central Hudson from all sources was 15,938,968 thousand cubic feet ("Mcf."), which includes 914,760 Mcf. purchased directly for use as a boiler fuel at the Roseton Plant.

     Central Hudson also owns two propane-air mixing facilities for emergency and peak shaving purposes located in Poughkeepsie and Newburgh, New York. Each facility is capable of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility sendout for up to three consecutive days.

     The peak daily demand for natural gas by Central Hudson's customers for the year ended December 31, 2000, occurred on January 27, 2000, and amounted to 107,964 Mcf. Central Hudson's firm peak-day gas capability in 2000 was 124,491 Mcf. The peak daily demand for natural gas by Central Hudson's customers for that part of the 2000-2001 heating season through January 9, 2001, occurred on January 2, 2001, and amounted to 92,012 Mcf.

     OTHER GAS MATTERS: FERC permits non-discriminatory access to the pipeline facilities of interstate gas pipeline transmission companies subject to the jurisdiction of FERC under the Natural Gas Act. This rule allows access to these pipelines by the pipeline transmission company's customers, enabling them to transport gas purchased directly from third parties and spot sources. This access also permits industrial customers of gas distribution utilities to connect directly and contract directly with the pipeline transmission companies to transport gas, thereby bypassing the distribution utility. None of Central Hudson's customers has elected this bypass option.

     The PSC has authorized New York State gas distribution utilities to transport customer-owned gas through their facilities upon request of a customer. Currently, interstate pipeline transmission companies are located in certain areas where Central Hudson provides retail gas service (the Towns of Carmel, Pleasant Valley, Coxsackie, and LaGrange in New York State).

     OTHER CENTRAL HUDSON MATTERS: All of Central Hudson's generating plants and important property units are held by it in fee simple, except (1) certain rights-of-way, and (2) a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights. Certain of the Central Hudson properties are subject to rights-of-way and easements which do not interfere with operations. In the case of certain distribution lines, Central Hudson owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone companies. Certain electric transmission facilities owned by others are used by Central Hudson under long-term contractual arrangements.

     All of the physical properties of Central Hudson, other than property such as material and supplies excluded in Central Hudson's First Mortgage Bond Indenture ("Mortgage") and its franchises, are subject to the lien of the Mortgage under which all of its Mortgage Bonds are outstanding. These properties are, from time to time, subject to liens for current taxes and assessments which Central Hudson pays regularly as and when due.

     During the three-year period ended December 31, 2000, Central Hudson made gross property additions of $150.8 million and property retirements and adjustments of $37.2 million, resulting in a net increase (including Construction Work in Progress or "CWIP") in utility plant of $113.6 million, or 7.5%.

CH SERVICES

     For a description of the material properties owned by CH Services and its competitive business subsidiaries, see Item 1 hereof under the caption "Affiliates of the Corporation - CH Services" and the caption "Acquisitions" in
Note 1 hereof.

     ITEM 3 - LEGAL PROCEEDINGS

ASBESTOS LITIGATION

     For a discussion of litigation against Central Hudson involving asbestos, see Note 10 - "Commitments and Contingencies," hereof under the caption "Asbestos Litigation."

ENVIRONMENTAL LITIGATION

     ROSETON PLANT: Compliance with a Consent Order, approved by the Supreme Court of the State of New York, Albany County in 1992, in an action against the NYSDEC and Central Hudson brought in 1991 by the Natural Resources Defense Council, Inc., the Hudson River Fisherman's Association and Scenic Hudson, Inc. was assumed by Dynegy upon the Closing. The Consent Order provides for certain operating restrictions at the Roseton Plant regarding the use of river water for plant cooling purposes.

     ROSETON AND DANSKAMMER PLANTS: In January 2001, a citizen suit brought against Central Hudson in 1999 by Riverkeeper, Inc., in the United States District Court for the Southern District of New York, under ss.11 of the Endangered Species Act, 16 U.S.C. ss.1540, seeking injunctive relief from Central Hudson's alleged unpermitted takings of the endangered shortnose sturgeon through the Roseton and Danskammer Plants, was dismissed by the Court on January 23, 2001, as a result of the issuance of a permit, in November 2000, by the United States Marine Fisheries Service which allows these takings.

     For a description of the NYSDEC proceeding involving the renewal of the SPDES permits for the Roseton and Danskammer Plants and the assignment of the applications for the permits at the Closing to Dynegy, see Item 1 hereof under the subcaption "Environmental Quality Regulation - Water," and Note 10 - "Commitments and Contingencies," under the caption "Environmental Matters - Water."

     NEWBURGH MANUFACTURED GAS SITE: For a discussion of litigation filed against Central Hudson by the City of Newburgh, New York, on May 26, 1995, in the United States District Court, Southern District of New York, and Central Hudson's response, see Note 10 - "Commitments and Contingencies," under the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities."

WAPPINGERS FALLS INCIDENT

     For information regarding a lawsuit filed against Central Hudson for an explosion and fire in Wappingers Falls, New York, see Note 10 hereof, "Commitments and Contingencies."

OTHER

     There were no legal proceedings pending against CH Services or its subsidiaries at December 31, 2000.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 25, 2000, shareholders of the Corporation approved the adoption of the Corporation's Long-Term Performance-Based Incentive Plan which provides for the award of performance shares and performance units, stock options, stock appreciation rights and restricted stock awards as determined by the Corporation's Committee on Compensation and Succession/Retirement, subject to approval of the Corporation's Board of Directors. See Note 9, "Stock-Based Compensation Incentive Plans."

     On April 25, 2000, shareholders of the Corporation ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Corporation for the five-year period beginning in 2000.

                                     PART II

     ITEM 5 - MARKET FOR THE CORPORATION'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

     For information regarding the market for the Corporation's Common Stock and related stockholder matters, see Item 7 hereof under the captions "Capital Resources and Liquidity - Financing Program of the Corporation" and "Common Stock Dividends and Price Ranges" and Note 6 - "Capitalization - Capital Stock."

     Under applicable statutes and their respective Certificates of Incorporation, the Corporation may pay dividends on shares of its Common Stock and Central Hudson may pay dividends on its Common Stock and its Preferred Stock only out of surplus.

     ITEM 6 - SELECTED FINANCIAL DATA OF THE CORPORATION AND ITS AFFILIATES

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (In Thousands)

                                                                   2000            1999**          1998**       1997         1996
                                                                 ---------       ---------       ---------    ---------    ---------
Operating Revenues
  Electric ..................................................    $ 531,820       $ 427,809       $ 418,507    $ 416,429    $ 418,761
  Gas .......................................................      107,039          94,131          84,962      103,848       95,210
  Unregulated Affiliate .....................................      111,027          45,157           9,097           --           --
                                                                 ---------       ---------       ---------    ---------    ---------
       Total ................................................      749,886         567,097         512,566      520,277      513,971
                                                                 ---------       ---------       ---------    ---------    ---------
Operating Expenses
  Operations ................................................      528,590         356,052         302,639      312,288      296,717
  Depreciation and amortization .............................       51,453          48,246          45,796       43,864       42,580
  Taxes other than income tax ...............................       54,151          64,510          63,591       64,879       66,145
  Federal/State income tax ..................................       37,229          27,772          30,108       29,190       32,700
                                                                 ---------       ---------       ---------    ---------    ---------
      Total .................................................      671,423         496,580         442,134      450,221      438,142
                                                                 ---------       ---------       ---------    ---------    ---------
Operating Income ............................................       78,463          70,517          70,432       70,056       75,829
                                                                 ---------       ---------       ---------    ---------    ---------

Other Income
  Allowance for equity funds used during construction .......           --              --             585          387          466
  Federal/State income tax ..................................         (986)           (371)          1,149        2,953        1,632
  Other - net ...............................................       10,626          12,051           8,360        8,079        4,815
                                                                 ---------       ---------       ---------    ---------    ---------
      Total .................................................        9,640          11,680          10,094       11,419        6,913
                                                                 ---------       ---------       ---------    ---------    ---------
Income before Interest Charges ..............................       88,103          82,197          80,526       81,475       82,742
Interest Charges ............................................       33,900          30,394          27,982       26,389       26,660
Premium on Preferred Stock Redemption - Net .................           --              --              --           --          378
Preferred Stock Dividends of Central Hudson .................        3,230           3,230           3,230        3,230        3,230
                                                                 ---------       ---------       ---------    ---------    ---------

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
AND SELECTED FINANCIAL DATA*, (CONT'D)
(In Thousands)

                                                               2000            1999**           1998**        1997          1996
                                                            -----------     -----------      -----------   -----------   -----------
Net Income ..............................................   $    50,973     $    48,573      $    49,314   $    51,856   $    52,474

Dividends Declared on Common Stock ......................        35,945          36,422           36,567        37,137        37,128
                                                            -----------     -----------      -----------   -----------   -----------
Amount Retained in the Business .........................        15,028          12,151           12,747        14,719        15,346
Common Stock Retirement .................................            --         (12,642)              --            --            --
Retained Earnings - beginning of year ...................       132,796         133,287          120,540       105,821        90,475
                                                            -----------     -----------      -----------   -----------   -----------
Retained Earnings - end of year .........................   $   147,824     $   132,796      $   133,287   $   120,540   $   105,821
                                                            ===========     ===========      ===========   ===========   ===========

Common Stock
  Average shares outstanding (000s) .....................        16,716          16,862           17,034        17,435        17,549
  Earnings per share on
   average shares outstanding (basic and diluted) .......         $3.05           $2.88            $2.90         $2.97         $2.99
  Dividends declared per share ..........................         $2.16           $2.16           $2.155        $2.135        $2.115
  Book value per share (at year-end) ....................        $29.38          $28.80           $28.00        $27.61        $26.87

Total Assets ............................................    $1,530,973      $1,335,899       $1,316,038    $1,252,090    $1,249,106
Long-term Debt ..........................................       320,369         335,451          356,918       361,829       362,040
Cumulative Preferred Stock ..............................        56,030          56,030           56,030        56,030        56,030
Common Equity ...........................................       480,742         484,406          472,180       477,104       471,709

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K Annual Report.

** Holding company was formed November 1999; 1999 and 1998 were restated to reflect fully consolidated results for comparative purposes.

     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPETITION/DEREGULATION

CH ENERGY GROUP, INC.

     The Corporation is the holding company parent corporation of Central Hudson and CH Services and its competitive business subsidiaries, as described under the caption "Affiliates of the Corporation" in Item 1 hereof. The Corporation is not an operating entity, and its operations are conducted through Central Hudson and CH Services. The Corporation trades on the New York Stock Exchange under the symbol "CHG."

     The holding company structure was formed to permit quick response to changes in the evolving competitive energy industry. The structure permits the use of financing techniques that are better suited to the particular requirements, characteristics and risks of competitive operations without affecting the capital structure or creditworthiness of the Corporation and its affiliates. This increases the Corporation's financial flexibility by allowing it to establish different capital structures for each of its individual lines of business.

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

     For a discussion of the Agreement approved by the PSC in its Competitive Opportunities Proceeding and a discussion of the impact of the Agreement on the Corporation's Accounting Policies, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2, "Regulatory Matters" hereof.

DIVESTITURE OF FOSSIL-FUELED GENERATION

     For information regarding the sale, on January 30, 2001, of Central Hudson's Danskammer Plant and its interest in the Roseton Plant to Dynegy, see
Item 1 hereof under the caption "Sales of Principal Generating Facilities" and
Note 2 "Sale of Generating Plants." Central Hudson received cash proceeds from the sale of these Plants of approximately $713 million, subject to possible post-Closing adjustments. For further information on the proposed disposition of the proceeds from the sale, see Note 7 hereof, under the caption "Use of Proceeds from Sale of Generating Plants."

FERC - ELECTRIC

     For information with respect to the establishment of the NYS ISO and Reliability Council and termination of the NYPP, see the caption "Independent System Operator" of Note 2 herein.

RATE PROCEEDINGS - ELECTRIC AND GAS

     For information regarding Central Hudson's most recent electric and gas rate restructuring request to the PSC, see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Gas."

CAPITAL RESOURCES AND LIQUIDITY

CONSTRUCTION PROGRAM - CENTRAL HUDSON

     As shown in the Consolidated Statement of Cash Flows, the cash expenditures related to Central Hudson's construction program amounted to $58.7 million in 2000, a $12.2 million increase from the $46.5 million expended in 1999. Cash construction expenditures for 2001 are estimated to be $51.5 million, a decrease of $7.2 million compared to 2000 expenditures.

     Central Hudson's estimates of construction expenditures, internal funds available, mandatory and optional redemption or repurchase of long-term securities, and working capital requirements for 2001 are set forth in the following table:

                                                                       2001
                                                                  (In Thousands)
Construction Expenditures*
  Cash Construction Expenditures .................................   $ 51,500

Internal Funds Available .........................................     31,100
                                                                     --------

Balance of Construction Requirements to be Financed ..............     20,400
                                                                     --------

Mandatory and Optional Refunding of Long-Term Securities .........    217,500
Other Cash Requirements ..........................................      9,000
                                                                     --------

    Total Cash Requirements ......................................   $246,900
                                                                     ========

* Excluding the equity portion of Allowance for Funds Used During
  Construction ("AFDC"), a noncash item.

     Estimates of construction expenditures are subject to continuous review and adjustment, and actual expenditures may vary from estimates. These construction expenditures include capitalized overheads, nuclear fuel and the debt portion of AFDC.

     It is presently estimated that funds available from internal sources will finance 60% of Central Hudson's cash construction expenditures in 2001. During this same period, total external financing of construction expenditure requirements of Central Hudson are projected to amount to $20.4 million.

     Construction expenditures external financing requirements are greater than in past years because of a reduction in depreciation which will occur due to the sale of the Roseton Plant, the Danskammer Plant and the Nine Mile 2 Plant. Central Hudson's retained earnings will also decrease as Central Hudson expects to pay 100% of its net income as a dividend to the Corporation.

     Following changes to its capital structure through the disbursement of funds described in Note 7 "Capitalization - Long-Term Debt," hereof, Central Hudson may issue securities from time to time as needed to fund its working capital requirements and construction budget.

     In 2001, Central Hudson expects to satisfy its external funding requirements, either through short-term borrowings or issuances of Medium-Term Notes.

CAPITAL STRUCTURE

     Since 1996, Central Hudson has maintained its common equity ratio between 50% and 53%, which range was targeted in order to maintain a solid A senior debt rating. Central Hudson's senior debt ratings are A2 by Moody's Investors Service and A by Standard and Poor's Corporation and Fitch, Duff & Phelps Credit Rating Company.

     As described under the caption "Use of Proceeds from Sale of Fossil Generating Plants" in Note 7 hereof, a portion of the proceeds from the sale of the Roseton and Danskammer Plants is planned to be used to redeem a portion of the existing debt and preferred stock of Central Hudson, and Central Hudson intends to redeem sufficient debt to maintain a strong investment grade bond rating. The capital structure required to realize this goal will depend on the evolving policies of the credit rating agencies, the perceived risk profile of Central Hudson following the sale of the Plants, and its prospective financial ratios.

     The Corporation's capital structure is set forth below at the end of 2000, 1999 and 1998:

                                             Year-end Capital Structure
                                      ------------------------------------------
                                       2000            1999            1998
                                      ------          ------          ------
Long-term debt ....................     35.3%          38.6%          41.0%(a)
Short-term debt ...................     15.2            5.2            1.9
Preferred stock ...................      5.2            5.8            6.1
Common equity .....................     44.3           50.4           51.0
                                       -----          -----          -----
                                       100.0%         100.0%         100.0%
                                       =====          =====          =====

(a) Excludes $16.7 million of bonds issued through the New York Energy Research and Development Authority ("NYSERDA") on December 2, 1998, see Note 7 - "Capitalization - Long-Term Debt."

     Central Hudson represented 86% and 93% of the Corporation's capital structure in 2000 and 1999, respectively.

FINANCING PROGRAM OF THE CORPORATION

     The Corporation's Stock Purchase Plan can be either an original issue plan or an open market purchase plan and is currently an open-market purchase plan.

     In 2000, the Corporation reestablished a stock repurchase program and repurchased 500,000 shares of its Common Stock. In 2001, the Corporation has authorized repurchase of an additional 500,000 shares of its Common Stock. Future repurchases may occur as conditions warrant.

     Central Hudson may, pursuant to PSC authorization, issue, not later than June 30, 2001, up to $100 million of new securities, including up to one million shares of Common Stock for its business plan. Central Hudson has requested authority from the PSC to issue, after June 30, 2001, up to $125 million of unsecured Medium-Term Notes during the three years ending June 30, 2004. Central Hudson issued unsecured Medium-Term Notes, Series C, in January and June 2000, and during 2000 two Central Hudson debt series totaling $35 million matured. During 2001, Central Hudson will be required to finance a portion of its planned construction expenditures externally, as discussed above. These cash requirements will be financed by a combination of temporary cash reserves, short-term borrowing and the issuance of Medium-Term Notes.

     For more information with respect to the Corporation's financing program in general, see Note 6 - "Capitalization - Capital Stock" and Note 7 - "Capitalization - Long-Term Debt."

     The competitive business subsidiaries will fund their acquisitions in 2001 through a combination of funds paid to the Corporation as a dividend from Central Hudson and the Corporation's $170 million revolving credit agreement, discussed under the subcaption "Short-Term Debt" below.

SHORT-TERM DEBT

     As part of the Holding Company Restructuring, the Corporation has established a revolving credit agreement with five commercial banks for borrowing up to $170 million through December 3, 2001.

     As more fully discussed in Note 5 - "Short-Term Borrowing Arrangements" hereof, Central Hudson has a revolving credit agreement with four commercial banks for borrowing up to $50 million through October 23, 2001. Central Hudson has requested authority from the PSC to enter into a $75 million revolving agreement, effective upon the expiration of the existing $50 million revolving credit agreement. In addition, Central Hudson maintains confirmed lines of credit totaling $1.5 million with regional banks. These agreements give Central Hudson competitive options to minimize its cost of short-term borrowing. Authorization from the PSC limits the amount Central Hudson may have outstanding at any time under all of its short-term borrowing arrangements to $52 million in the aggregate.

     As of December 31, 2000, CH Services also has short-term lines of credit totaling $12.5 million.

RESULTS OF OPERATIONS

     The following discussion and analysis includes an explanation of the significant changes in revenues and expenses when comparing the 1999 results of the Corporation to the 2000 results of the Corporation and the 1999 results of Central Hudson to the 2000 results of Central Hudson. Additional information relating to changes between these years is provided in the Notes.

EARNINGS

     Earnings per share of Common Stock are shown after provision for dividends on preferred stock and are computed on the basis of the average number of common shares outstanding during the year. The number of common shares, the earnings per share and the rate of return earned on average common equity are as follows:

                                                  2000        1999        1998
                                                -------     -------     -------
Average shares outstanding (000s) ..........     16,716      16,862      17,034
Earnings per share (basic) ................     $  3.05     $  2.88     $  2.90
Return earned on common equity
 per financial statements ..................       10.4%       10.0%       10.3%

     Earnings per share in 2000 (basic), when compared to 1999 (basic), increased $.17 per share. This increase resulted substantially from an increase in Central Hudson electric net operating revenues (net of the cost of fuel, purchased electricity and revenue taxes). The increase, despite a drop in cooling degree days, is due primarily to increases in electric sales to own-territory commercial and industrial customers and an increase in the profits retained from sales of electricity to other utilities and marketers. Commercial sales increased due primarily to an increase in the number of customers while the increase in industrial sales resulted from increased usage by existing customers. Actual cooling degree days were 35% lower than last year and 13% lower than normal. An increase in non-recoverable fuel costs related to Central Hudson's fuel cost incentive partially offset the total increase to electric net revenues. Also contributing to the increase in earnings per share was an increase in earnings from operations of CH Services due primarily to the acquisition of Griffith in November 2000. Another reason for the increase in earnings was the increase in Central Hudson gas net operating revenues (net of the cost of gas and revenue taxes), largely due to an overall increase in own territory sales. Increases in residential and commercial gas sales reflect increased heating sales due to an increase in heating degree days. Actual heating degree days approximated normal for 2000 and were 10% higher than in 1999. Earnings were also favorably impacted by the Corporation's common stock repurchase program for 2000.

     The above increases in earnings were partially offset by an increase in operation and maintenance costs incurred by Central Hudson. That increase reflects increases in the cost of normal storm restoration efforts, gas site remediation, routine and scheduled generating plant maintenance, maintenance of gas mains and workers compensation insurance. The increase in workers compensation insurance is due to the elimination of substantial dividends received in 1999. Other items impacting earnings unfavorably were non-recurring items, primarily the effect of income recorded in 1999 related to the sale of the Corporation's former New York Stock Exchange symbol; increased depreciation on Central Hudson's utility plant and equipment; and, the net effect of various other items, including increases in taxes other than income taxes and the Corporation's cost of capital.

     Earnings per share in 1999 (basic), when compared to 1998 (basic), decreased $.02 per share. This decrease resulted primarily from increased employee welfare costs due to a favorable insurance premium adjustment recorded in 1998, plus an increase in 1999 in labor costs charged to operations expense instead of capital construction costs. In addition, the decrease was due to increased depreciation on Central Hudson's plant and equipment and an increase in maintenance costs due largely to scheduled maintenance performed on one of the electric generating plants.

     The decreased earnings in 1999 were partially offset by the net effect of various nonrecurring items, including the sale of the Corporation's former New York Stock Exchange symbol in 1999 and, in 1998, the write-off of nonrecoverable purchased power expenses. Additional offsets include increases in electric net operating revenues from an increase in own-territory sales due largely to warmer summer weather (cooling degree days were 32% higher than 1998) and from sales of electricity for resale. These increases were reduced, in accordance with the Agreement's return on equity cap provision, by the deferral of revenues in excess of the cap. Gas net operating revenues remained flat compared to 1998. Firm gas sales increased by 8%; however, the resulting increase in net operating revenues in 1999 was offset by the effect of a favorable reconciling gas cost adjustment recorded in 1998. A further offsetting item was the favorable impact of the Corporation's common stock repurchase program in the amount of $.03.

     The Corporation has established a projection for earnings in calendar year 2001 of $3.25 per share. This projected level, which is $.20 per share above the actual 2000 level of $3.05 per share, reflects the expected decrease in earnings of Central Hudson due to the removal of the Roseton and Danskammer Plants and the expected removal of the Nine Mile 2 Plant from rate base and the offset to this decrease expected from increased earnings from CH Services and earnings on temporary cash investments of the proceeds from the sale of the Roseton and Danskammer Plants and the expected sale of the Nine Mile 2 Plant. As a result of the Corporation's strong financial condition and conservative dividend policy, the Corporation expects that new business development activities will not impact the Corporation's ability to maintain the current level of dividend, although no assurances can be given.

OPERATING REVENUES

        Total operating revenues increased $182.8 million (32%) in 2000, as compared to 1999, and increased $54.5 million (10%) in 1999, as compared to 1998.

        See the table below for details of the variations:

                                                               Increase or (Decrease) From Prior Year
                                 --------------------------------------------------------------------------------------------------
                                                      2000                                               1999
                                 -----------------------------------------------    -----------------------------------------------
                                  Electric       Gas         Other       Total      Electric        Gas        Other        Total
                                 ---------    ---------    ---------   ---------    ---------    ---------    ---------   ---------
Operating Revenues ...........                                       (In Thousands)
  Customer sales .............   $   5,058    $   2,731    $      --   $   7,789    $   7,527    $   8,432    $      --   $  15,959
  Sales to other utilities ...      38,803        4,873           --      43,676        2,254         (436)          --       1,818
  Fuel cost adjustment .......      44,567        5,061           --      49,628        8,473        2,727           --      11,200
  Deferred revenues ..........      16,985          819           --      17,804      (10,195)      (1,844)          --     (12,039)
  Miscellaneous ..............      (1,402)        (576)          --      (1,978)       1,243          290           --       1,533
                                 ---------    ---------    ---------   ---------    ---------    ---------    ---------   ---------
      Subtotal ...............     104,011       12,908           --     116,919        9,302        9,169           --      18,471
                                 ---------    ---------    ---------   ---------    ---------    ---------    ---------   ---------
Competitive business
  subsidiary sales ...........          --           --       65,870      65,870           --           --       36,060      36,060
                                 ---------    ---------    ---------   ---------    ---------    ---------    ---------   ---------
       Total .................   $ 104,011    $  12,908    $  65,870   $ 182,789    $   9,302    $   9,169    $  36,060   $  54,531
                                 =========    =========    =========   =========    =========    =========    =========   =========

SALES - CENTRAL HUDSON

     Central Hudson's sales vary seasonally in response to weather. Generally, electric revenues peak in the summer, and gas revenues peak in the winter.

     Utility sales of electricity within Central Hudson's service territory, plus delivery of electricity supplied by others, increased 1% in 2000 compared to 1999. The slight improvement in sales, despite the 35% decrease in the number of cooling degree days, is due primarily to an increase in the average number of customers.

     Electric sales increased 4% in 1999 versus 1998 primarily due to the hotter weather in 1999. Cooling degree days in 1999 were 32% higher than in 1998.

     Utility sales of firm natural gas within Central Hudson's service territory, plus transportation of gas supplied by others, increased by 9% from 1999 to 2000 resulting, in part, from a 5% increase in heating degree days. Residential and commercial sales increased 7% and 9%, respectively. The increases are primarily driven by an increase in demand from space heating customers due to somewhat colder weather. The increases also resulted from an increase in the average number of customers. Industrial sales increased by 5% partially due to increased usage by existing customers. Interruptible sales decreased by 34% due to a reduction in boiler gas usage for electric generation.

     Sales of firm natural gas increased 8% from 1998 to 1999, resulting, in part, from a 3% increase in heating degree days due to colder weather experienced in 1999.

     Changes in sales from the prior year by major customer classification, including interruptible gas sales are set forth below. Also included are the changes related to energy delivery service.

                                         % Increase (Decrease) From Prior Year
                                       -----------------------------------------
                                        Electric (Mwh)             Gas (Mcf)
                                       ---------------         -----------------
                                       2000       1999         2000         1999
                                       ----       ----         ----         ----
Residential ........................    -          6            7            6
Commercial .........................    2          5            9            7
Industrial .........................    2          1            5           11
Interruptible ......................    N/A        N/A        (34)          14

     Due to sharing arrangements, as described in the caption "Incentive Arrangements" below that are in place for interruptible gas sales and interruptible transportation of customer-owned gas, variations from year to year typically have a minimal impact on earnings.

INCENTIVE ARRANGEMENTS

     Under certain incentive formulas approved by the PSC, Central Hudson either shares with its customers certain revenues and/or cost savings exceeding defined predetermined levels, or is penalized in some cases for shortfalls from the targeted levels or defined performance standards.

     Incentive formulas are in place for fuel cost variations, sales of electricity to other utilities, interruptible gas sales, gas capacity release transactions and customer satisfaction, electric reliability and keeping customer appointments.

     The net results of these incentive formulas were to increase pretax earnings by $4.8 million, $2.3 million and $1.0 million during 2000, 1999, and 1998, respectively.

     As part of its pending regulatory proceeding before the PSC, described under the caption "Rate Proceedings - Electric and Gas," in Note 2 - "Regulatory Matters," Central Hudson is seeking new incentive provisions related to service quality and reliability; however, the outcome of the proceeding relative to the requested new incentive provisions cannot be predicted at this time.

SALES AND REVENUES - CH SERVICES

     Revenues for CH Services increased $65.9 million, from $45.1 million in 1999 to $111.0 million in 2000. Of the revenue increase in 2000, revenues from SCASCO increased $15.2 million, from $16.3 million in 1999 to $31.5 million in 2000 primarily due to a growth in sales resulting from additional acquisitions. Sales of wholesale energy of all three of CH Resources' generating plants' operations during 2000 increased by $15.6 million, from $18.8 million in 1999 to $34.4 million in 2000. Also included in the 2000 revenues are $34.0 million of revenues from Griffith, which was acquired in November 2000.

OPERATING EXPENSES

     The most significant elements of operating expenses are fuel and purchased electricity in Central Hudson's electric department and purchased natural gas in Central Hudson's gas department. Approximately 42% in 2000, and 31% in 1999 of every revenue dollar billed by Central Hudson's electric department was expended for the combined cost of fuel used in electric generation and purchased electricity. The corresponding figures in Central Hudson's gas department for the cost of purchased gas were 60% and 57%, respectively.

     In an effort to keep the cost of electricity at the lowest reasonable level, Central Hudson purchases energy from sources such as the NYS ISO, Canadian hydro sources and energy marketers whenever energy can be purchased at a unit cost lower than the incremental cost of generating the energy in Central Hudson's plants.

     For information regarding agreements entered into by Central Hudson effective upon the sales of the Roseton and Danskammer Plants and the Nine Mile 2 Plant for the purchase by Central Hudson of capacity and energy, see Note 2 hereof, under the caption "Sale of Generating Plants" and Note 3 - "Nine Mile 2 Plant."

     Fuel and purchased electricity increased $97.9 million (66%) in 2000 due to the increase in electric sales as well as sales of electricity for resale. The rise in costs reflects increasing fossil fuel prices and also the impact of changing market conditions brought about by the formation of the NYS ISO in November 1999.

     Purchased natural gas costs increased $14.1 million (23%) in 2000 and $16.6 million (27%) in 1999, largely due to higher firm and interruptible gas sales, including the use of natural gas as a boiler fuel.

     All other expenses of utility operation increased $10.3 million, reflecting an increase in costs for normal storm restoration, gas site remediation, workers compensation insurance and routine and scheduled generating plant maintenance.

     CH Services' operating expenses are primarily fuel costs associated with CH Resources' generating plants and the cost of petroleum and natural gas for SCASCO and Griffith. Fuel costs for CH Resources increased $8.3 million, from $17.4 million in 1999 to $25.7 million in 2000. Petroleum and natural gas costs increased by $35.0 million, from $11.9 million in 1999 to $46.9 million in 2000.

     All other expenses, excluding fuel, petroleum and natural gas costs, increased $19.0 million, from $16.1 million in 1999 to $35.1 million in 2000, due to the continued growth of CH Services through acquisitions.

     See Note 4 - "Income Tax," hereof for an analysis and reconciliation of the federal and state income tax.

OTHER INCOME AND INTEREST CHARGES

     Other income and deductions decreased $2.0 million in 2000 as compared to 1999. The decrease results primarily from the non-operating income reported last year from the sale of the Corporation's former New York Stock Exchange symbol. In 1999 other income and deductions increased $1.6 million (16%), primarily due to the same sale of the New York Stock Exchange symbol.

     Total interest charges (excluding AFDC) increased $3.9 million (13%) in 2000 and increased $2.5 million (9%) in 1999 because of an increase in financing activity.

     The following table sets forth some of the pertinent data on the Corporation's outstanding debt:

                                             2000          1999          1998
                                           --------      --------      --------
                                                      (In Thousands)
Long-term debt:
  Debt retired .......................     $ 35,100      $ 25,818      $     90
  Outstanding at year-end:*
   Amount (including current
    portion) .........................      382,979       370,551       396,425
   Effective rate ....................         6.54%         6.43%         6.56%
Short-term debt:
  Average daily amount
   outstanding .......................     $ 13,490      $ 10,274      $  1,171
  Weighted average interest rate .....         6.55%         6.22%         5.51%

* Including debt of competitive business subsidiaries of $9.0 million in 1998.

     In 2001, Central Hudson expects to redeem or repurchase a significant percentage of its long-term debt and expects a reduction in debt expense and effective rate. The amount of the reduction depends on the outcome of Central Hudson's pending regulatory proceeding before the PSC, described above under the caption "Rate Proceedings - Electric and Gas" in Note 2 hereof.

     See Note 5 - "Short-Term Borrowing Arrangements" and Note 7 - "Capitalization - Long-Term Debt" hereof for additional information on short-term and long-term debt of the Corporation.

NUCLEAR OPERATIONS

     NINE MILE 2 PLANT: Central Hudson owns a 9% interest in the Nine Mile 2 Plant. For information regarding Central Hudson's plans to sell its ownership interest in the Nine Mile 2 Plant, see Note 3 - "Nine Mile 2 Plant."

     Central Hudson's share of operating expenses, taxes and depreciation pertaining to the operation of the Nine Mile 2 Plant are included in the Corporation's financial results. In both 2000 and 1999, underruns in costs of operations and maintenance expenses were entirely deferred for the future benefit of customers. For further information, see Note 2 - "Regulatory Matters".

     NUCLEAR DECOMMISSIONING: For information regarding exposure drafts of the Financial Accounting Standards Board ("FASB"), a Nuclear Regulatory Commission ("NRC") policy statement, and estimates for nuclear decommissioning costs relating to the Nine Mile 2 Plant, see Note 1 - "Summary of Significant Accounting Policies" and Note 3 - "Nine Mile 2 Plant" hereof.

OTHER MATTERS

     NEW ACCOUNTING STANDARDS: For information about market risk and activities relating to derivative financial instruments and other financial instruments, see Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" and
Note 1 - "Summary of Significant Accounting Policies" under the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement."

FINANCIAL INDICES

     Selected financial indices for the last five years are set forth in the following table:

                                       2000     1999     1998     1997     1996
                                       ----     ----     ----     ----     ----
Pretax coverage of total
  interest charges:
  Including AFDC ..................   3.37x    3.59x    3.83x    3.94x    4.08x
  Excluding AFDC ..................   3.11x    3.30x    3.54x    3.69x    3.83x
  Funds from Operations ...........   3.98x    4.34x    4.39x    5.18x    5.29x

Pretax coverage of total
  interest charges and
  preferred stock dividends .......   2.96x    3.09x    3.27x    3.37x    3.47x

Percent of construction
  expenditures financed from
  internal funds ..................     100%     100%     100%     100%     100%

AFDC and Mirror CWIP* as a
  percentage of income available
  for common stock ................      18%      19%      17%      13%      13%

Effective tax rate ................      41%      36%      35%      32%      36%

* Refer to Note 2 - "Regulatory Matters" under the caption "Summary of Regulatory Assets and Liabilities" and the subcaption "Deferred Finance Charges - Nine Mile 2 Plant" for a definition of Mirror CWIP.

     The effective tax rate for 2000 consists of a 36.6% effective rate for federal income taxes and a 4.8% effective rate for state income taxes. The effective tax rates for prior years are solely the effective tax rates for federal income tax.

COMMON STOCK DIVIDENDS AND PRICE RANGES

     The Corporation and Central Hudson and its principal predecessors have paid dividends on common stock in each year commencing in 1903, which common stock has been listed on the New York Stock Exchange since 1945. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

                               2000                            1999
                  -----------------------------   -----------------------------
                    High       Low     Dividend      High       Low    Dividend
                  -------    -------   --------    -------    -------  --------

1st Quarter       $33 1/8    $26 1/8     $.54      $45        $35 3/4     $.54
2nd Quarter        35 1/8     28 3/4      .54       42 3/8     35 15/16    .54
3rd Quarter        41         31 7/8      .54       42 3/4     38 7/8      .54
4th Quarter*       46 5/16    37 1/4      .54       40 1/4     31 7/8      .54

* On December 15, 1999, the Holding Company Restructuring took place.

     In 2000, the Corporation maintained the quarterly dividend rate at $.54 per share. Any determination with regard to future dividend declarations, and the amounts and dates of dividends to be paid, will depend on the circumstances at the time of consideration of the declaration.

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

     The number of registered holders of Common Stock of the Corporation as of December 31, 2000, was 19,419. Of these, 18,694 were accounts in the names of individuals with total holdings of 4,468,134 shares, or an average of 239 shares per account. The 725 other accounts, in the names of institutional or other non-individual holders, for the most part, hold shares of Common Stock for the benefit of individuals.

     ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Corporation's primary market risks are commodity price risk and interest rate risk. Exposure to commodity price risk related to its purchases and/or sales of natural gas, fuel for electric generation, power supplies and petroleum products is mitigated in several different ways. Depending on market conditions, Central Hudson and CH Services enter into long-term fixed supply and long-term forward supply contracts for the purchase and/or sale of these commodities. Central Hudson also uses storage gas facilities to purchase blocks of natural gas at preheating season prices for use during the heating season. The Corporation also enters into derivative transactions to hedge market price fluctuations.

     The Corporation has in place an energy risk management program whose primary goal is to further manage, through the use of defined risk management practices, price risk associated with commodity purchases in its operations. The Corporation's written policy and procedures for this program permit the use of derivative financial instruments to hedge price risk but prohibit their use for speculative purposes. Both Central Hudson and CH Services have entered into either exchange-traded futures contracts and over-the-counter contracts with third parties to hedge commodity price risk associated with the purchase and/or sale of natural gas, electricity and petroleum products. Central Hudson has entered into derivative contracts to hedge a small portion of its total gas supply requirements as well as some purchased electric and electric sales for resale transactions. The fair value of open positions at December 31, 2000, as well as the resultant net transaction gains related to derivative transactions, were not material to the Corporation's financial position or results of operation. CH Services has entered into derivative transactions to hedge the purchase and sale of electricity and the value of oil inventories. Open positions at December 31, 2000 reflected a reduction in fair value of $3.2 million, and an actual net gain approximating $3.0 million was realized in 2000 for settled derivatives which offset the change in the expected price of the commodity sold or purchased. Derivative transactions occurring in 1999 were not material to the Corporation's financial position or results of operation. All hedge transactions were accounted for under the deferral method (SFAS 80, "Accounting for Futures Contracts") with gains and losses from the hedging activity included in either the cost of the commodity or as an adjustment to revenues.

     Central Hudson's exposure to commodity price risk related to its purchases of natural gas, fuel for electric generation, and other power sales is also mitigated by its electric and gas cost adjustment clauses. These adjustment clauses provide for the return or collection of costs, including risk management costs, to or from customers for costs below or in excess of base costs included in rates charged to customers. Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with other risk management entities." Variations in Central Hudson electric fuel costs are also subject to a fuel cost incentive mechanism with an annual exposure of up to $3.0 million in either additional revenues or costs.

     Central Hudson manages its interest rate risk through the issuance of fixed-rate debt with varying maturities and through economic refunding of debt through optional refundings. A portion of Central Hudson's long-term debt consists of variable rate debt for which interest is reset on a periodic basis reflecting current market conditions. The difference between costs associated with actual variable interest rates and costs embedded in customer rates is deferred for eventual passback or recovery to or from customers. CH Services had no long-term debt during 2000 or 1999.

     ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I - Index to Financial Statements:                                          PAGE
                                                                            ----
        Report of Independent Accountants                                    39
        Statement of Management's Responsibility                             40
        Consolidated Statement of Income for the three years
            ended December 31, 2000                                          41
        Consolidated Statement of Retained Earnings for the
            three years ended December 31, 2000                              43
        Consolidated Balance Sheet at December 31, 2000 and 1999             44
        Consolidated Statement of Cash Flows for the three years
            ended December 31, 2000                                          46
        Notes to Consolidated Financial Statements                           48
        Selected Quarterly Financial Data (Unaudited)                        89

II - Schedule II - Reserves                                                  90

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

SUPPLEMENTARY DATA

     Supplementary data are included in "Selected Quarterly Financial Data (Unaudited)" referred to in I above, and reference is made thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CH Energy Group, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its affiliates and competitive business subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's Management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether or not the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

New York, New York
January 26, 2001

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

     Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of CH Energy Group, Inc., its affiliates and competitive business subsidiaries (collectively, the "Corporation"), as well as all other information contained in this Form 10-K Annual Report for the fiscal year ended December 31, 2000. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, in some cases, reflect amounts based on the best estimates and judgments of the Corporation's Management, giving due consideration to materiality.

     The Corporation maintains adequate systems of internal control to provide reasonable assurance, that, among other things, transactions are executed in accordance with Management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the Corporation are properly safeguarded. The systems of internal control are documented, evaluated and tested by the Corporation's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. Management believes that the Corporation has maintained an effective system of internal control over the preparation of its financial information, including the consolidated financial statements of the Corporation as of December 31, 2000.

     Independent accountants were engaged to audit the consolidated financial statements of the Corporation and issue their report thereon. The Report of Independent Accountants, which is presented herein, does not limit the responsibility of Management for information contained in the consolidated financial statements and elsewhere in this Form 10-K Annual Report.

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



PAUL J. GANCI                               DONNA S. DOYLE
Chairman of the Board and                   Vice President - Accounting
Chief Executive Officer                     and Controller

                                                                January 26, 2001

CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

                                                  Year ended December 31,
                                             2000           1999          1998
                                          ---------      ---------      --------
Operating Revenues
  Electric ..........................     $ 531,820      $ 427,809      $418,507
  Gas ...............................       107,039         94,131        84,962
  Unregulated Affiliate .............       111,027         45,157         9,097
                                          ---------      ---------      --------
    Total Operating Revenues ........       749,886        567,097       512,566
                                          ---------      ---------      --------
Operating Expenses
 Operation:
  Fuel used in electric
   generation and purchased
    electricity .....................       249,338        149,016       125,883
  Purchased natural gas .............        75,624         61,548        44,964
  Purchased petroleum ...............        35,485          4,347         1,288
  Other expenses of operation .......       137,800        126,768       123,151
  Other expenses of operation -
    unregulated affiliate ...........        30,343         14,373         7,353
Depreciation and amortization
 (Note 1) ...........................        51,453         48,246        45,796
 Taxes, other than income tax .......        54,151         64,510        63,591
 Federal/State income tax
  (Note 4) ..........................        37,229         27,772        30,108
                                          ---------      ---------      --------
    Total Operating Expenses ........       671,423        496,580       442,134
                                          ---------      ---------      --------

Operating Income ....................        78,463         70,517        70,432
                                          ---------      ---------      --------

Other Income
  Allowance for equity funds
   used during construction
   (Note 1) .........................            --             --           585
  Federal/State income tax
   (Note 4) .........................          (986)          (371)        1,149
  Other - net .......................        10,626         12,051         8,360
                                          ---------      ---------      --------
    Total Other Income ..............         9,640         11,680        10,094
                                          ---------      ---------      --------

Income before Interest
  Charges ...........................        88,103         82,197        80,526
                                          ---------      ---------      --------


  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)
                                                    Year ended December 31,
                                               2000         1999         1998
                                             --------     --------     --------
Interest Charges
 Interest on mortgage bonds .............    $ 11,342     $ 13,057     $ 14,225
 Interest on other long-term debt .......      12,864       11,094        8,890
 Other interest .........................      10,473        6,633        5,191
 Allowance for borrowed
  funds used during
  construction (Note 1) .................        (779)        (390)        (324)
                                             --------     --------     --------
   Total Interest Charges ...............      33,900       30,394       27,982
                                             --------     --------     --------

Preferred Stock Dividends of
 Central Hudson .........................       3,230        3,230        3,230
                                             --------     --------     --------

Net Income ..............................    $ 50,973     $ 48,573     $ 49,314
                                             ========     ========     ========
Dividends Declared on Common
  Stock .................................      35,945       36,422       36,567

Balance Retained in the Business ........    $ 15,028     $ 12,151     $ 12,747
                                             ========     ========     ========

Common Stock:
  Average shares outstanding
  (000s) ................................      16,716       16,862       17,034
  Earnings per share (basic
   and diluted) .........................       $3.05        $2.88        $2.90

  Dividends Declared ....................       $2.16        $2.16       $2.155


  The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(In Thousands)

                                                   Year ended December 31,
                                               2000         1999         1998
                                             --------     --------     --------

Balance at beginning of  year ...........    $132,796     $133,287     $120,540

Net Income ..............................      50,973       48,573       49,314

Common Stock Retirement
  (cancellation) ........................          --      (12,642)          --

Dividends declared:
  On common stock ($2.16 per
   share 2000; $2.16 per
   share 1999; $2.155 per
   share 1998) ..........................     (35,945)     (36,422)     (36,567)
                                             --------     --------     --------


Balance at end of year ..................    $147,824     $132,796     $133,287
                                             ========     ========     ========


  The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED BALANCE SHEET
(In Thousands)
                                                              December 31,
ASSETS ...........................................        2000           1999
                                                       ----------     ----------
Utility Plant
  Electric .......................................     $1,277,617     $1,250,456
Gas ..............................................        172,242        164,767
  Common .........................................         99,353        100,659
  Nuclear fuel ...................................         46,688         42,847
                                                       ----------     ----------
                                                        1,595,900      1,558,729

  Less: Accumulated depreciation .................        668,168        638,910
        Nuclear fuel amortization ................         40,762         38,354
                                                       ----------     ----------
                                                          886,970        881,465
  Construction work in progress ..................         43,882         39,951
                                                       ----------     ----------
    Net Utility Plant ............................        930,852        921,416
                                                       ----------     ----------

Other Property and Plant .........................         42,979         31,544
                                                       ----------     ----------

Prefunded Pension Costs and Other Investments
  Prefunded pension costs ........................         63,390         46,038
  Other Investments ..............................         23,201         13,908
                                                       ----------     ----------
    Total Prefunded Pension Costs and Other
       Investments ...............................         86,591         59,946
                                                       ----------     ----------

Intangible Assets ................................         68,458          7,318
                                                       ----------     ----------

Current Assets
  Cash and cash equivalents ......................         28,318         20,385
  Accounts receivable from customers -
   net of allowance for doubtful accounts;
   $3.4 million in 2000 and $3.2 million
   in 1999 .......................................        109,403         57,600
  Accrued unbilled utility revenues ..............         19,751         16,327
  Other receivables ..............................          5,352          4,092
  Fuel, materials and supplies, at average
    cost .........................................         30,629         31,485
  Special deposits and prepayments ...............         21,608         15,392
                                                       ----------     ----------
    Total Current Assets .........................        215,061        145,281
                                                       ----------     ----------

Deferred Charges and Other Assets
  Regulatory assets (Note 2) .....................        155,230        137,487
  Unamortized debt expense .......................          4,869          5,016
  Other Assets ...................................         26,933         27,891
                                                       ----------     ----------
    Total Deferred Charges .......................        187,032        170,394
                                                       ----------     ----------

           TOTAL ASSETS ..........................     $1,530,973     $1,335,899
                                                       ==========     ==========

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

CAPITALIZATION AND LIABILITIES                               December 31,
                                                         2000           1999
                                                      ----------     ----------
Capitalization
 Common Stock Equity
   Common stock, $.10 par value (Note 6) .........    $    1,686     $    1,686
   Paid-in capital (Note 6) ......................       351,230        351,230
   Retained earnings .............................       147,824        132,796
   Reacquired capital stock (Note 6) .............       (18,766)            --
   Capital stock expense .........................        (1,232)        (1,306)
                                                      ----------     ----------
    Total Common Stock Equity ....................       480,742        484,406
                                                      ----------     ----------

 Cumulative Preferred Stock (Note 6)
   Not subject to mandatory redemption ...........        21,030         21,030
   Subject to mandatory redemption ...............        35,000         35,000
                                                      ----------     ----------
    Total Cumulative Preferred Stock .............        56,030         56,030
                                                      ----------     ----------

 Long-term Debt (Note 7) .........................       320,369        335,451
                                                      ----------     ----------
    Total Capitalization .........................       857,141        875,887
                                                      ----------     ----------

Current Liabilities
 Current maturities of long-term debt ............        62,610         35,100
 Notes payable ...................................       165,000         50,000
 Accounts payable ................................        63,845         36,746
 Accrued interest ................................         7,256          4,405
 Dividends payable ...............................         9,643          9,913
 Accrued vacation ................................         4,472          4,344
 Customer deposits ...............................         4,637          4,471
 Other ...........................................        11,092          2,978
                                                      ----------     ----------
    Total Current Liabilities ....................       328,555        147,957
                                                      ----------     ----------

Deferred Credits and Other Liabilities
 Regulatory liabilities (Note 2) .................       118,574         87,039
 Operating reserves ..............................         4,755          6,294
 Other ...........................................        27,120         19,101
                                                      ----------     ----------
  Total Deferred Credits and
   Other Liabilities .............................       150,449        112,434
                                                      ----------     ----------

Accumulated Deferred Income Tax (Note 4) .........       194,828        199,621
                                                      ----------     ----------

 TOTAL CAPITALIZATION AND LIABILITIES ............    $1,530,973     $1,335,899
                                                      ==========     ==========


  The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                                   Year ended December 31,
                                                2000        1999         1998
                                              -------     -------      -------
Operating Activities
  Net Income ..............................   $50,973     $48,573      $49,314
  Adjustments to reconcile net
         income to net cash provided
         by operating activities:
       Depreciation and amortization
            including nuclear fuel
            amortization ..................    55,297      51,186       49,011
     Deferred income taxes, net ...........     2,940       4,219         (116)
     Allowance for equity funds used
          during construction .............        --          --         (585)
     Nine Mile 2 Plant deferred
          finance charges, net ............    (3,286)     (4,855)      (4,855)
     Provisions for uncollectibles ........     3,935       2,930        2,639
     Net accrued deferred pension
      costs ...............................   (13,789)    (10,968)     (12,277)
     Deferred gas costs ...................    (4,652)      3,080        1,072
     Deferred gas refunds .................      (117)        (19)      (1,640)
     Other - net ..........................    10,231       9,423        4,888
  Changes in current assets and
   liabilities, net:
     Accounts receivable and unbilled
          utility revenues ................   (60,422)    (15,474)         (46)
     Fuel, materials and supplies .........       856      (7,898)         513
     Special deposits and
          prepayments .....................    (6,216)     17,291      (20,613)
     Accounts payable .....................    27,099      13,155         (777)
     Accrued taxes and interest ...........    10,209      (6,665)       3,094
     Other current liabilities ............       780        (175)       1,695
                                              -------     -------      -------
  Net cash provided by operating
   activities .............................    73,838     103,803       71,317
                                              -------     -------      -------


  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)
                                                2000         1999        1998
                                             ---------    ---------    --------
Investing Activities
  Additions to plant .....................     (58,656)     (46,495)    (45,661)
  Allowance for equity funds used
   during construction ...................          --           --         585
                                             ---------    ---------    --------
  Net additions to plant .................     (58,656)     (46,495)    (45,076)
  Investment activity of unregulated
   affiliate .............................     (77,543)     (11,945)    (19,460)
  Nine Mile 2 Plant decommissioning
   trust fund ............................        (868)        (868)       (868)
  Other - net ............................        (855)        (589)       (801)
                                             ---------    ---------    --------
  Net cash used in investing
   activities ............................    (137,922)     (59,897)    (66,205)
                                             ---------    ---------    --------

Financing Activities
  Proceeds from issuance of:
    long-term debt .......................      47,500      176,250      35,250
  Net borrowings (repayments) of
   short-term debt .......................     115,000       32,000      18,000
  Retirement & redemption
   of long-term debt .....................     (35,100)    (201,318)     (2,466)
  Dividends paid on common
   stock .................................     (36,215)     (36,422)    (36,706)
  Issuance and redemption costs ..........        (403)      (4,530)         --
  Reacquired capital stock ...............     (18,765)          --     (17,745)
                                             ---------    ---------    --------
  Net cash provided by (used in)
   financing activities ..................      72,017      (34,020)     (3,667)
                                             ---------    ---------    --------


Net Change in Cash and Cash
 Equivalents .............................       7,933        9,886       1,445
Cash and Cash Equivalents at
 Beginning of Year .......................      20,385       10,499       9,054
                                             ---------    ---------    --------
Cash and Cash Equivalents at End
 of Year .................................   $  28,318    $  20,385    $ 10,499
                                             =========    =========    ========

Supplemental Disclosure of Cash
 Flow Information
    Interest paid (net of amounts
    capitalized) .........................   $  25,904    $  26,307    $ 24,002
    Federal income taxes paid ............      24,300       29,025      26,900


  The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     After a one-for-one common stock share exchange on December 15, 1999 ("Holding Company Restructuring"), Central Hudson Gas & Electric Corporation ("Central Hudson") became a wholly-owned affiliate of CH Energy Group, Inc. (the "Corporation"), and Central Hudson Energy Services, Inc. ("CH Services") became a wholly-owned affiliate of the Corporation for the purpose of becoming the holding company parent of Central Hudson Enterprises Corporation ("CHEC"), SCASCO, Inc. ("SCASCO"), Prime Industrial Energy Services, Inc., CH Resources, Inc. ("CH Resources"), CH Syracuse Properties, Inc., CH Niagara Properties, Inc. and Greene Point Development Corporation. In November 2000, CH Services formed Griffith Energy Services, Inc. ("Griffith") as a subsidiary of CHEC for the purpose of acquiring the assets of AllEnergy Marketing Company, L.L.C.'s Griffith Consumers Company, Inc. division. All these subsidiaries of CH Services are hereinafter referred to as "competitive business subsidiaries". Phoenix Development Company, Inc. remains a wholly-owned subsidiary of Central Hudson. See Note 2 - "Regulatory Matters," under the caption "Competitive Opportunities Proceeding Settlement Agreement" for further details.

     The Corporation's affiliates and competitive business subsidiaries are each directly or indirectly wholly-owned and their businesses are comprised of an electric and gas utility, landholding, cogeneration, fuel oil, electric generating and energy management companies and electric and gas sales.

     The fully consolidated financial statements include the accounts of the Corporation and its affiliates. Intercompany balances and transactions have been eliminated.

RATES, REVENUES AND COST ADJUSTMENT CLAUSES

     Central Hudson's electric and gas retail rates are regulated by the Public Service Commission of the State of New York ("PSC"). Transmission rates, facilities charges and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC").

     Central Hudson's tariff for retail electric service includes a fuel cost adjustment clause by which electric rates are adjusted to reflect changes in the average cost of fuels used for electric generation and in certain purchased power costs from the average of these costs included in base rates. Central Hudson's tariff for gas service contains a comparable clause to adjust gas rates for changes in the price of purchased natural gas.

     For both Central Hudson and CH Services, revenue is recognized at the point of delivery for electricity, natural gas and oil delivery.

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

     The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service.

     Central Hudson accrues in advance for planned maintenance and nuclear fuel reloadings performed at the Nine Mile 2 Plant. All other maintenance is expensed as incurred. CH Resources accrues in advance for planned major maintenance outages for its three power plants. All other maintenance is expensed as incurred.

JOINTLY-OWNED FACILITIES

     Central Hudson has a 9%, or 103 megawatt ("MW"), undivided interest in the 1,143 MW Nine Mile 2 Plant (see Note 3 - "Nine Mile 2 Plant") and a 35%, or 420 MW, undivided interest in the 1,200 MW Roseton Electric Generating Station ("Roseton Plant"). For information on Central Hudson's sale of its interest in the Roseton Plant and the proposed sale of its interest in the Nine Mile 2 Plant, see Note 2 - "Regulatory Matters - Sale of Generating Plants" and Note 3
- "Nine Mile 2 Plant," respectively.

     Central Hudson's share of the respective interests in the Nine Mile 2 Plant and the Roseton Plant, as included in its Consolidated Balance Sheet at December 31, 2000 and 1999, were:

                                                           2000          1999
                                                        ---------     ---------
                                                             (In Thousands)
Nine Mile 2 Plant
  Plant in service .................................    $ 315,210     $ 314,844
  Accumulated depreciation .........................      (91,197)      (84,263)
                                                        ---------     ---------
    Net Plant ......................................      224,013       230,581
  Construction work in progress ....................        2,197         2,204

Roseton Plant
  Plant in service .................................    $ 135,711     $ 135,561
  Accumulated depreciation .........................      (86,688)      (83,754)
                                                        ---------     ---------
    Net Plant ......................................       49,023        51,807
  Construction work in progress ....................          656           325

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     Central Hudson's regulated utility plant includes AFDC, which is defined in applicable regulatory systems as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFDC rate was 6.5% in 2000, 6.25% in 1999 and 8.5% in 1998.

     For a discussion of the effect of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), as issued by the Financial Accounting Standards Board ("FASB"), on Central Hudson's fossil-fueled generating plants, see Note 2 - "Regulatory Matters," under the caption "Impact of Settlement Agreement on Accounting Policies." Accordingly, beginning in 1998, significant capital projects relating to the fossil-fueled generating plants included capitalized interest instead of AFDC. For 2000 and 1999, none of these projects met the criteria for capitalized interest.

DEPRECIATION AND AMORTIZATION

     For financial statement purposes, Central Hudson's depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties, with the exception of the Nine Mile 2 Plant, which is depreciated on a remaining life amortization method. The year 2026, the year in which the Nine Mile 2 Plant operating license expires, is used as the end date in the development of the remaining life amortization. Central Hudson performs depreciation studies on a continuing basis and, upon approval by the PSC, periodically adjusts the rates of its various classes of depreciable property.

     Central Hudson's composite rates for depreciation were 3.21% in 2000, 3.22% in 1999 and 3.21% in 1998 of the original cost of average depreciable property. The ratio of the amount of accumulated depreciation to the cost of depreciable property at December 31 was 42.1% in 2000, 41.0% in 1999 and 39.6% in 1998.

     The cost of the Nine Mile 2 Plant nuclear fuel assemblies and components is amortized to operating expense based on the quantity of heat produced for the generation of electric energy.

     For financial statement purposes, CH Services' depreciation provisions are computed on the straight-line method using rates based on the estimated useful lives. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected on the income statement.

INTANGIBLE ASSETS

     Goodwill included in Intangible Assets on the Consolidated Balance Sheet represents the excess of cost over the net tangible and identifiable intangible assets of businesses acquired by CH Services. It is stated at cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (15 years). On an annual basis CH Services reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization of goodwill amounted to $2.2 million and $1.2 million at December 31, 2000 and 1999, respectively.

ACQUISITIONS

     During 2000, certain of the subsidiaries of CH Services acquired the operating assets of several companies. In February 2000, SCASCO purchased the assets of ARC Mechanical and Electrical Contractors, Inc., a mechanical and electrical contracting and heating, ventilation and air conditioning ("HVAC") company operating throughout the state of Connecticut. Also in 2000, SCASCO purchased assets of three energy services companies: Capitol Fuel Co., Inc., The Seymour Oil Company and Sharon Oil Company in June, September and October, respectively. In November 2000, Griffith Energy Services, Inc., a subsidiary of CHEC, acquired Griffith Consumers Company, Inc. The total amount paid for these assets was $68 million and all acquisitions have been accounted for using the purchase method of accounting. The amount charged to goodwill was $62 million. The principal tangible assets acquired were vehicles, tanks, buildings and inventory.

CASH AND CASH EQUIVALENTS

     For purposes of the Consolidated Statement of Cash Flows, the Corporation considers temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

INCOME TAX

     The Corporation and its affiliates file a consolidated federal income tax return. In 2000, New York State law was changed so that Central Hudson and other New York State utilities are now subject to a state income tax. The Corporation and its affiliates will file a consolidated state income tax return. Federal and state income taxes are allocated to operating expenses and other income and deductions in the Consolidated Statement of Income. Income taxes are deferred under the liability method in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under the liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recoverable or refundable through future revenues. For federal income tax purposes, the Corporation uses an accelerated method of depreciation and generally uses the shortest life permitted for each class of assets. For state income tax purposes, the Corporation uses the same method of depreciation as for federal income taxes for all property placed in service after

1999. For property placed in service in 1999 or earlier, the Corporation uses book depreciation in accordance with transition property rules under Article 9-A of the New York State Tax Law.

USE OF ESTIMATES

     Preparation of the financial statements in accordance with generally accepted accounting principles includes the use of estimates and assumptions by Management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimated.

NEW ACCOUNTING STANDARDS, OTHER FASB PROJECTS AND NRC POLICY STATEMENT

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which standard was subsequently amended in June 2000 by FASB Statement No. 138. SFAS 133 establishes accounting and reporting requirements for derivative instruments and for hedging activities. The standard requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities in the balance sheet with the offsetting gains or losses recognized in earnings. The standard permits the deferral of hedge gains and losses, under stringent hedge accounting provisions, until the hedged transaction is realized. SFAS 133 also provides an exception for certain derivative transactions that meet the criteria of "normal purchases and normal sales." Transactions that can be excepted from SFAS 133 are those that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business.

     The Corporation implemented SFAS 133 on January 1, 2001. A contract review system for the ongoing identification of derivative transactions (freestanding and embedded in host transactions) was implemented during the fourth quarter of 2000 and the Corporation believes that all contracts that contain derivative transactions have been identified. The majority of the transactions reviewed qualify for the "normal purchases and normal sales" exception and include commodity transactions for the purchase and/or sale of natural gas, electricity and petroleum products. The derivative transactions that do not qualify for the exception are those resulting from hedging activities consistent with the Corporation's risk management policy relating to the use of derivative instruments. In accordance with SFAS 133 implementation requirements, open hedge instruments for CH Services were redesignated at January 1, 2001 for eligibility under SFAS 133 hedge accounting. Hedge instruments for Central Hudson were not redesignated under the provisions of SFAS 133 because the related gains and losses are included as part of Central Hudson's total commodity costs reconciled in its gas and fuel adjustment clauses and thus, deferrable under these mechanisms. The implementation of SFAS 133 will not have a significant impact on the financial results of the Corporation since the majority of its transactions are either excluded under the "normal purchases and normal sales" exception or qualify for hedge accounting. Had the Corporation implemented SFAS 133 as of December 31, 2000, it would have recognized a negative $3.2 million deferral to Other Comprehensive Income, the current fair value of hedges that would be redesignated under SFAS 133 provisions.

     In February 1996, the FASB issued an exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. Over the past four years, this exposure draft has been the source of continual debate. On February 17, 2000, the FASB issued an exposure draft entitled "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," to amend its initial draft and which proposed that the exposure draft be effective for financial statements for fiscal years beginning after June 15, 2001. During the first quarter of 2001, the FASB will continue to redeliberate issues raised in comment letters received and a final statement is expected to be issued during the second quarter of 2001. If the accounting standard proposed in this exposure draft were adopted, it could result in higher annual provisions for removal or decommissioning to be recognized earlier in the operating life of nuclear and other generating units and an accelerated recognition of the decommissioning obligation. The FASB is continuing to explore various issues associated with this project, including liability measurement and recognition issues, and the resulting final pronouncement could be different from that proposed in the exposure draft. The Corporation can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of the Corporation.

     The Nuclear Regulatory Commission ("NRC") issued a policy statement on the Restructuring and Economic Deregulation of the Electric Utility Industry ("Policy Statement") in 1997. The Policy Statement addresses the NRC's concerns about the adequacy of decommissioning funds and about the potential impact on operational safety and reserves. It gives the NRC the right, in highly unusual situations where adequate protection of public health and safety would be compromised, to consider imposing joint and several liability on minority co-owners when one or more co-owners have defaulted on their contractual obligations. On January 5, 1999, the NRC commenced review of a petition for rulemaking filed by a group of utilities which are non-operating joint owners of nuclear plants. These utilities requested that the enforcement provisions of the NRC regulations be amended to clarify NRC policy regarding the potential liability of joint owners if other joint owners become financially incapable of bearing their share of the burden for safe operation or decommissioning of a nuclear power plant. On July 25, 2000, the NRC denied the petition and reaffirmed its position recognizing joint and several regulatory responsibility on co-owners. The Corporation is unable to predict how this increased stringency may affect the results of operations or financial condition of the Nine Mile 2 Plant.

NOTE 2 - REGULATORY MATTERS

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

     In response to the May 1996 Order of the PSC issued in its generic Competitive Opportunities Proceeding ("Proceeding"), Central Hudson, the PSC Staff and certain other parties entered into an Amended and Restated Settlement Agreement, dated January 2, 1998. The PSC approved the Amended and Restated Settlement Agreement by its final Order issued and effective June 30, 1998, which Order was subsequently amended (hereinafter called the "Agreement").

     Shortly after the PSC issued its May 1996 Order, Central Hudson and other electric utilities filed a court challenge to the Order, which was later denied. Central Hudson, the other electric utilities and the Public Utility Law Project ("PULP"), which had intervened in the proceeding, appealed the denial. PULP subsequently filed court challenges to the PSC's Order approving the Agreement of Central Hudson and of other electric utilities. Central Hudson subsequently moved to dismiss PULP's challenge to the Agreement. In August 1999, Central Hudson and other electric utilities filed with the court a request to withdraw their appeal of the denial of their challenge to the PSC's May 1996 Order without prejudice, subject to restoration of the appeal should PULP's challenge to the restructuring agreement of any of the electric utilities be successful. The request to withdraw the appeal without prejudice was granted by the Appellate Court on January 12, 2000. The appeal of PULP remains pending at this time, and the Corporation can make no prediction as to the potential outcome.

     The Agreement generally includes the following major provisions: (i) continuation of a basic electric rate freeze, along with a phase-in of retail access, for residential, commercial and small industrial customers through June 2001; (ii) a 5% reduction in base electric rates for large industrial customers;
(iii) a 10.6% return on equity ("ROE") cap with excess earnings, if any, deferred for stranded cost mitigation (as of December 31, 2000, Central Hudson has recorded an estimated regulatory liability of $7.7 million due to excess earnings); (iv) a reasonable opportunity to recover all prudently incurred strandable costs, defined as "production expenditures made by Central Hudson in fulfilling its obligation to serve and provide safe, reliable electric service to customers within its franchise territory which are not expected to be recoverable in a competitive electricity market"; (v) functional separation of Central Hudson's Danskammer Point Steam Electric Generating Station ("Danskammer Plant") and its interest in the Roseton Plant in 1998; (vi) transfer of title by an auction of Central Hudson's Danskammer Plant and its interest in the Roseton Plant to be completed by June 30, 2001 (a subsidiary of Central Hudson was given the option to bid, and the PSC reserved its authority to require an auction and transfer of Central Hudson's fossil-fueled electric generating assets prior to June 30, 2001, if this action was found by the PSC to be in the public interest); (vii) approval to effect a holding company restructuring not later than June 30, 2001; (viii) certain regulation of Central Hudson's operations;
(ix) standards of conduct in transactions between Central Hudson and its competitive business subsidiaries, including the Corporation; (x) prohibitions against Central Hudson making loans to the Corporation or any other affiliate or Central Hudson guaranteeing debt of the Corporation or any other affiliate; (xi) limitations on the transfer of Central Hudson employees to subsidiaries and on the use of Central Hudson officers in common with subsidiaries and (xii) permission for Central Hudson to transfer up to $100 million of equity to the competitive business subsidiaries up to the earlier of (a) receipt by Central Hudson of the proceeds of the sale of the Roseton and Danskammer Plants or (b) June 30, 2001.

     In addition, the PSC directed the PSC Staff to provide assurance that Central Hudson did not incur imprudent generation costs which could be avoided by divestiture of fossil-fueled electric generating assets prior to June 30, 2001, and a provision dealing with mergers and acquisitions; namely, that Central Hudson will have the flexibility to retain, on a cumulative basis, all savings associated with an acquisition or merger with another utility for a period of five years from the date of closing of any merger or acquisition, up to the amount of the acquisition premium paid over the lesser of book value or fair market value of assets merged or acquired.

Savings in excess of the recovery of this premium will be disposed of by the PSC for the benefit of customers.

     Under the Agreement, the consideration received by Central Hudson in an auction, referred to in (vi) of the second preceding paragraph above, will, up to the net book value of the assets sold, be available for disposition for the benefit of shareholders without PSC approval. Any excess over net book value will be required to be used to offset Central Hudson's fossil-fueled generation related regulatory assets and, to the extent of any remaining consideration, to reduce the book cost of Central Hudson's investment in the Nine Mile 2 Plant.

     Also under the Agreement, Central Hudson could retain for Unregulated Investments, an additional amount of consideration equal to 10% of the consideration of the sale in excess of the net book value of its interest in the Plants (the "Earned Auction Incentive"), and the aggregate of all consideration to be available to Central Hudson was not to exceed $17.5 million ("Cap").

     On February 23, 2000, the PSC approved the auction plan ("Auction Plan") filed by Central Hudson for a combined auction of the Roseton Plant and the Danskammer Plant and Central Hudson's request for PSC approval of certain accounting and rate-making proposals relating to the Agreement, including the following: (i) an increase in the Cap, on a formula basis, not to exceed $18.5 million; (ii) to have any Earned Auction Incentive recognized as income over a period of three to five years and (iii) to have the Earned Auction Incentive apply not just to Central Hudson's interest in the Roseton and Danskammer Plants, but also to the gross consideration received from a combined auction of the Plants, less the gross proceeds to be provided to the other owners of the Roseton Plant.

SALE OF GENERATING PLANTS

     Based on the competitive bidding processes approved in the Auction Plan, Central Hudson entered into an agreement, dated August 7, 2000, with affiliates of Dynegy Power Corp. (collectively "Dynegy") to sell the Danskammer Plant and, together with the other cotenant owners, entered into an agreement with Dynegy, also dated August 7, 2000, to sell the Roseton Plant. The PSC, by order issued and effective on December 20, 2000, and thereafter clarified, approved these sales.

     On January 30, 2001 ("Closing") Central Hudson, after a competitive bidding process, sold its Danskammer Plant and its interest in the Roseton Plant to Dynegy. Although provided for in the Agreement, Central Hudson's right for a subsidiary to participate in the auction process of the Plants was not exercised.

     The approximately $713 million proceeds to Central Hudson from the sale will be applied to recover the book value of these Plants and the net related regulatory assets of Central Hudson's interest in these Plants, and the excess is expected to be sufficient to recover the net plant costs and deferred finance charges for the Nine Mile 2 Plant.

     Central Hudson, together with Niagara Mohawk, New York State Electric & Gas Corporation ("NYSEG") and Rochester Gas and Electric Corporation ("Rochester"), has contracted to sell its interest in the Nine Mile 2 Plant to Constellation Energy Corporation ("Constellation"). The closing of that sale is expected to occur by mid-2001, subject to receipt of all regulatory approvals. Long Island Lighting Company ("LILCO"), d/b/a Long Island Power Authority ("LIPA"), will not participate in the sale.

     After the Closing, and after the sale of Central Hudson's interest in the Nine Mile 2 Plant, Central Hudson remains obligated to continue to serve its electric customers. The Corporation cannot predict the amount of service that Central Hudson will be obligated to provide or the cost or availability of electricity to satisfy Central Hudson's customer service obligations. To partially supply its full service customers, Central Hudson has entered into an agreement with Dynegy to purchase capacity and energy from January 30, 2001 through October 31, 2003 (with the right of Central Hudson to extend that period to October 31, 2004). Central Hudson has also entered into an agreement with Constellation to purchase capacity and energy from the Nine Mile 2 Plant during the ten-year period beginning on the sale of that Plant. In the case of each of these contracts, the energy will be purchased at defined prices which escalate over the life of the contract. These defined price contracts were entered into to provide a measure of stability to the prices Central Hudson will charge its full service electric customers.

IMPACT OF SETTLEMENT AGREEMENT ON ACCOUNTING POLICIES

     The Agreement created certain changes to the Corporation's accounting policies. The Corporation's accounting policies conform to generally accepted accounting principles, which, for regulated public utilities, include SFAS 71. Under SFAS 71, regulated companies apply AFDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in rates. If some of an enterprise's operations are regulated and meet the appropriate criteria, SFAS 71 is applied only to that regulated portion of the enterprise's operations. However, if cash flows from the regulated business are for recovery of regulatory assets of the fossil-fueled generating plants, those regulatory assets may remain on the balance sheet. The requirement of Central Hudson to divest its fossil-fueled generating plants resulted in SFAS 71 no longer applying to those assets and instead of applying AFDC to construction projects at the fossil-fueled generating plants, capitalized interest is now applied to qualifying projects.

     At December 31, 2000 and 1999, net regulatory assets associated with the fossil-fueled generating assets, including asbestos litigation costs and Clean Air Act credits, totaled $1.9 million and $2.5 million, respectively. The fossil-fueled net regulatory assets were offset at the Closing by the fossil auction sale proceeds in excess of the net book value of the Danskammer Plant and Central Hudson's interest in the Roseton Plant.

SUMMARY OF REGULATORY ASSETS AND LIABILITIES

     The following table sets forth Central Hudson's regulatory assets and liabilities:

AT DECEMBER 31,                                                2000       1999
--------------------------------------------------------------------------------
REGULATORY ASSETS (DEBITS):                                     (In Thousands)
--------------------------

Deferred finance charges -
  Nine Mile 2 Plant ......................................   $ 65,036   $ 66,181
Income taxes recoverable
  through future rates ...................................     26,129     26,426
Deferred Newburgh Gas Site (Note 10) .....................     15,612     15,114
Other ....................................................     48,453     29,766
                                                             --------   --------
  Total Regulatory Assets ................................   $155,230   $137,487
                                                             --------   --------

REGULATORY LIABILITIES (CREDITS):
--------------------------------

Deferred finance charges -
  Nine Mile 2 Plant ......................................   $     --   $  4,431
Income taxes refundable ..................................     23,414     15,978
Deferred Nine Mile 2 Plant costs .........................     22,534     20,895
Deferred pension costs overcollection
 (Note 8) ................................................     10,108      6,545
Deferred OPEB costs overcollection
 (Note 8) ................................................     19,049     13,035
Customer benefits account ................................     14,418      9,158
Other ....................................................     29,051     16,997
                                                             --------   --------
  Total Regulatory Liabilities ...........................   $118,574   $ 87,039
                                                             --------   --------

     Net Regulatory Assets ...............................   $ 36,656   $ 50,448
                                                             ========   ========

     Some of the significant regulatory assets and liabilities include:

     DEFERRED FINANCE CHARGES - NINE MILE 2 PLANT: During the construction of the Nine Mile 2 Plant, the PSC authorized the inclusion in rate base of increasing amounts of Central Hudson's investment in that Plant. Central Hudson did not accrue AFDC on any of the Nine Mile 2 Plant construction work in progress ("CWIP") which was included in rate base and for which a cash return was being allowed; however, the PSC ordered, effective January 1, 1983, that amounts be accumulated in deferred debit and credit accounts equal to the amount of AFDC which was not being accrued on the CWIP included in rate base ("Mirror CWIP"). The balance in the deferred credit account was available to reduce future revenue requirements by amortizing portions of the deferred credit to other income or by the elimination through writing off other deferred balances as directed by the PSC. When amounts of the deferred credit were applied in order to reduce revenue requirements, amortization was started for a corresponding amount of the deferred debit, which amortization was to continue on a level basis over the remaining life of the Nine Mile 2 Plant and result in recovery of the corresponding amount through rates. The net effect of this procedure was to be that at the end of the amortization period for the deferred credit, the accounting and rate-making treatment was the same as if the Nine Mile 2 Plant CWIP had not been included in rate base during the construction period.

     As authorized by PSC Order issued and effective February 11, 1994 in an electric rate proceeding, a $6 million deferred Mirror CWIP credit was to be amortized annually. The Mirror CWIP credit was fully amortized in 2000, and under provisions of the Agreement, the amortization was replaced with amortization of other deferred credits. The current level of the deferred debit amortization of $1.1 million is based on the level of deferred credits that have been used through the most recent rate year. The remaining deferred debit will be written off in 2001 as part of the sale of the Roseton and Danskammer Plants and amortization of the deferred debit will be discontinued. Other deferred credits will continue to be amortized until new rates are established pursuant to the restructuring petition discussed under "Rate Proceedings - Electric and Gas" below.

     INCOME TAXES RECOVERABLE/REFUNDABLE: The adoption of SFAS 109 in 1993 increased Central Hudson's net deferred tax obligation. As it is probable that the increase will be recovered from customers, Central Hudson established a net regulatory asset for the recoverable future taxes. The SFAS 109 amounts related to the sale of the Roseton and Danskammer Plants and the Nine Mile 2 Plant were eliminated at the time of the Closing, with no impact on earnings.

     DEFERRED NINE MILE 2 PLANT COSTS: The existing rate-making for the Nine Mile 2 Plant, as directed by the PSC in its Order on Nine Mile 2 Operating and Capital Forecast for 1996 ("Supplement No. 5"), provides for the deferral of the difference between actual and authorized operating and maintenance expenses. Supplement No. 5 continues in effect until changed by a subsequent rate order. For 2000 and 1999, the Nine Mile 2 Plant incurred less actual expense than authorized, and Central Hudson's share has been recorded as a regulatory liability in accordance with Supplement No. 5.

     CUSTOMER BENEFITS ACCOUNT: The Agreement requires that Central Hudson set aside $10.0 million per calendar year in a Customer Benefits Account to fund rate reductions and retail access options. Funding sources include $3.0 million from shareholder sources, $3.5 million from fuel cost savings generated by the installation of Central Hudson's coal dock unloading facility at the Danskammer Plant and $3.5 million from deferred credits related to the reconciliation of pension and other post-employment benefit costs. The Agreement also stipulates that unused funding accumulated to the end of the Agreement term is to be used for offsetting strandable costs or providing other ratepayer benefits.

RATE PROCEEDINGS - ELECTRIC AND GAS

     On August 1, 2000, Central Hudson filed a major rate and restructuring request with the PSC which proposes, among other things: (a) unbundled gas and electric delivery rates, (b) purchased power and gas cost recovery mechanisms,
(c) retail choice for all customers, (d) to increase its return on equity to 12%, (e) removal of all fossil production costs, (f) enhanced electric reliability programs, and (g) a performance incentive and penalty system to reflect Central Hudson's performance on meeting important customer service objectives. New electric and gas delivery prices resulting from this filing would go into effect on July 1, 2001 at the expiration of the Agreement. Also pursuant to the Agreement, interim electric delivery rates reflecting the sale of Central Hudson's interests in the Roseton and Danskammer Plants became effective on February 1, 2001. The Corporation can made no prediction as to what determinations the PSC will make with respect to this filing. The PSC is expected to act on this request by July 1, 2001.

INDEPENDENT SYSTEM OPERATOR

     Central Hudson was a member of the New York Power Pool ("NYPP"), whose members, major investor-owned New York State electric utility companies, LILCO, d/b/a LIPA, and the Power Authority of the State of New York ("PASNY"), by agreement, provided for coordinated operation of their bulk power electric systems.

     As part of the ongoing discussions regarding the restructuring of the electric industry in New York State referred to under the caption "Competitive Opportunities Proceeding Settlement Agreement" of this Note 2, proposals were made to terminate the NYPP and establish the following: a new market structure that included as its key elements the establishment of an Independent System Operator ("NYS ISO") and the New York State Reliability Council ("Reliability Council"), collectively to replace the NYPP. On September 15, 1999, FERC gave its final approval for the NYS ISO and the Reliability Council. In November 1999, the NYPP was terminated and the NYS ISO and Reliability Council began operations.

     The NYS ISO is open to buyers, sellers, consumers and transmission providers; each of these groups is represented on the Board of Directors of the NYS ISO, which is a not-for-profit New York corporation. The Reliability Council's mission is to promote and preserve the reliability of the bulk power system within New York State through its primary responsibility for the promulgation of reliability rules; the NYS ISO developed the procedures necessary to operate the system within these reliability rules. The Reliability Council is governed by a committee comprised of transmission providers and representatives of buyers, sellers and consumer and environmental groups.

NOTE 3 - NINE MILE 2 PLANT

GENERAL

     The Nine Mile 2 Plant is located in Oswego County, New York, and is operated by Niagara Mohawk. The Nine Mile 2 Plant is owned as tenants-in-common by Central Hudson (9% interest), Niagara Mohawk (41% interest), NYSEG (18% interest), LILCO, d/b/a LIPA (18% interest) and Rochester (14% interest). Central Hudson, together with Niagara Mohawk, NYSEG and Rochester, has contracted to sell its interest in the Nine Mile 2 Plant to Constellation. The closing of that sale is expected to occur by mid-2001, subject to receipt of all regulatory approvals. LILCO, d/b/a LIPA, will not participate in the sale.

     In addition to the Nine Mile 2 Plant, Niagara Mohawk also contracted with Constellation to sell the Unit No. 1 of the Nine Mile Point Nuclear Station ("Nine Mile 1 Plant"). Under the contract to sell the Nine Mile 2 Plant, Constellation is not required to close unless it simultaneously has closed on the Nine Mile 1 Plant.

     Upon the sale of the Nine Mile 2 Plant, Central Hudson will receive $74 million, including $32 million to be paid at closing and another $42 million in principal and interest payments in five annual installments. As part of a purchase power agreement with Constellation, Central Hudson will also buy, at negotiated competitive prices, 90 percent of the electricity currently received from the Nine Mile 2 Plant for the next ten years. After the completion of the purchase power agreement, a revenue sharing agreement begins which will provide a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021. Both the purchase power agreement and revenue sharing agreement are based on plant output.

     The output of the Nine Mile 2 Plant, which has a rated net capability of 1,143 MW, is shared, and the operating expenses of the Plant are allocated to the cotenants in the same proportions as the cotenants' respective ownership interests. Central Hudson's share of direct operating expense for the Nine Mile 2 Plant is included in the appropriate expense classifications in the accompanying Consolidated Statement of Income.

RADIOACTIVE WASTE

     Niagara Mohawk has contracted with the U.S. Department of Energy ("DOE") for disposal of high-level radioactive waste ("spent fuel") from the Nine Mile 2 Plant. Despite a court order reaffirming the DOE's obligation to accept spent nuclear fuel by January 31, 1998, the DOE has forecast the start of operations of its high-level radioactive waste repository to be no earlier than 2010. Central Hudson has been advised by Niagara Mohawk that the Nine Mile 2 Plant spent fuel storage pool has a capacity for spent fuel that is adequate until 2012. If the DOE schedule slippage should occur, facilities that extend the on-site storage capability for spent fuel at the Nine Mile 2 Plant beyond 2012 would need to be acquired, should the sale of that Plant not occur.

NUCLEAR PLANT DECOMMISSIONING COSTS

     Central Hudson's 9% share of costs to decommission the Nine Mile 2 Plant is estimated to be approximately $209.6 million ($86.2 million in 2000 dollars) and assumes that decommissioning will begin shortly after the operating license expires in the year 2026. This estimate is based upon a site-specific study completed in December 1995.

     Central Hudson makes annual contributions of $868,000 to a qualified external decommissioning trust fund. The total annual amount allowed in rates is $999,000, but the maximum annual tax deduction allowed is $868,000. Currently, the difference between the rate allowance and the amount contributed to the external qualified fund is recorded as an internal reserve, and the funds are held by Central Hudson.

     The qualified external decommissioning trust fund at December 31, 2000 and 1999, amounted to $16.6 million and $17.4 million, respectively, including net reinvested earnings to date of $7.3 million. The qualified external decommissioning trust fund is reflected in the Consolidated Balance Sheet in "Other Investments." The internal reserve held by Central Hudson at December 31, 2000 and 1999, amounted to $2.0 million and $1.8 million, respectively.

     As part of the sale of the Nine Mile 2 Plant, the external decommissioning fund and the obligation of the selling owners for decommissioning will be transferred to Constellation.

NOTE 4 - INCOME TAX

     The Corporation and its affiliates file a consolidated federal income tax return.

     In 2000, New York State law was changed so that Central Hudson and other New York State utilities are now subject to a state income tax. The tax law repealed the .75 percent tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced it with an income-based tax under Article 9-A of the New York State Tax Law. The Corporation and its affiliates will also file a consolidated state income tax return. See Note 2 - "Regulatory Matters - Summary of Regulatory Assets and Liabilities" for additional information regarding the Corporation's income taxes.

COMPONENTS OF INCOME TAX

     The following is a summary of the components of state and federal income tax as reported in the Consolidated Statement of Income:

                                             2000          1999          1998
                                           --------      --------      --------
                                                      (In Thousands)
Charged to operating expense:
  Federal income tax .................     $ 27,926      $ 22,160      $ 28,408
  State income tax ...................        5,808            --            --
  Deferred federal income tax ........        2,725         5,598         1,367
  Deferred state income tax ..........          770            --            --
                                           --------      --------      --------
    Income tax charged to
      operating expense ..............       37,229        27,758        29,775
                                           --------      --------      --------

Charged (credited) to other
 income and deductions:
  Federal income tax .................        1,352         2,545           296
  State income tax ...................          189            --            --
  Deferred federal income tax ........         (731)       (1,378)       (1,483)
  Deferred state income tax ..........          176            --            --
                                           --------      --------      --------
    Income tax (credited)
      to other income and
          deductions .................          986         1,167        (1,187)
                                           --------      --------      --------

    Total income tax .................     $ 38,215      $ 28,925      $ 28,588
                                           ========      ========      ========

RECONCILIATION: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Consolidated Statement of Income:

                                                 2000        1999        1998
                                               -------     -------     -------
                                                       (In Thousands)
Net income .................................   $50,973     $48,573     $49,314
Preferred Stock Dividend of Central
  Hudson ...................................     3,230       3,230       3,230
Federal income tax .........................    29,278      24,705      28,704
State income tax ...........................     5,997          --          --
Deferred federal income tax ................     1,994       4,220        (116)
Deferred state income tax ..................       946          --          --
                                               -------     -------     -------
  Income before taxes ......................   $92,418     $80,728     $81,132
                                               =======     =======     =======

Computed federal tax @ 35%
 statutory rate ............................   $32,346     $28,255     $28,396
SIT net of federal tax benefit .............     5,106          --          --
Increase (decrease) to computed
 tax due to:
  Pension expense ..........................    (5,822)     (3,697)     (4,486)
  Deferred finance charges -
   Nine Mile 2 Plant .......................    (2,480)     (1,699)     (1,700)
  Alternative minimum tax ..................        --          --      (1,048)
  Tax depreciation .........................     2,786        (550)      4,248
  Customer Benefits Account ................     2,288       1,299       1,906
  Deferred gas costs .......................    (2,140)      1,078         375
  NYPP Assessment - NYS ISO
    Transition Cost ........................     1,892        (798)       (405)
  Deferred Fossil Generation
    Separation Cost ........................    (2,251)       (507)       (245)
  Deferred Excess Earnings .................     2,099         982         228
  Unbilled Revenue .........................     3,803         315        (414)
  OPEB Expense .............................     1,886       1,587       1,306
  Deferred Electric Fuel Costs .............    (2,011)       (897)        100
  Other ....................................    (2,237)       (663)        443
                                               -------     -------     -------
Subtotal income tax ........................    35,275      24,705      28,704
Deferred income tax ........................     2,940       4,220        (116)
                                               -------     -------     -------
  Total income tax .........................   $38,215     $28,925     $28,588
                                               =======     =======     =======

 Effective tax rate ........................      41.4%       35.8%       35.2%
                                               =======     =======     =======

         The effective tax rate for 2000 consists of a 36.6% effective rate for federal income taxes and a 4.8% effective rate for state income taxes. The effective tax rates for 1999 and 1998 are solely the effective tax rates for federal income tax.

     The following is a summary of the components of deferred taxes at December 31, 2000 and 1999, as reported in the Consolidated Balance Sheet:

                                                           2000           1999
                                                         --------       --------
(In Thousands)
Accumulated Deferred Income
   Tax Assets:
         Future tax benefits on
           investment tax credit basis
           difference ...............................    $ 12,426       $ 13,229
         Unbilled revenues ..........................       9,521          5,718
         Other ......................................      57,838         37,844
                                                         --------       --------
 Accumulated Deferred Income
   Tax Assets .......................................    $ 79,785       $ 56,791
                                                         --------       --------

Accumulated Deferred Income
   Tax Liabilities:
         Tax depreciation ...........................    $179,120       $179,927
         Accumulated deferred investment
           tax credit ...............................      23,076         24,569
         Future revenues - recovery of
           plant basis differences ..................      11,825          8,787
         Other ......................................      60,592         43,129
                                                         --------       --------
 Accumulated Deferred Income
   Tax Liabilities ..................................    $274,613       $256,412
                                                         --------       --------

 Net Accumulated Deferred Income
   Tax Liability ....................................    $194,828       $199,621
                                                         ========       ========

NOTE 5 - SHORT-TERM BORROWING ARRANGEMENTS

     The Corporation has established a $170 million revolving credit agreement with five commercial banks through December 3, 2001. The credit agreement is used primarily for the financial requirements of CH Services. At December 31, 2000, the Corporation had $140 million of outstanding short-term debt under this Agreement. In early February 2001, the short-term debt under the Corporation's revolving credit agreement was eliminated upon the use of a portion of the proceeds from the sale of the Roseton and Danskammer Plants. Compensating balances are not required under this revolving credit agreement.

     In addition, Central Hudson has in effect a revolving credit agreement with four commercial banks which allows it to borrow up to $50 million through October 23, 2001 ("Borrowing Agreement"). Compensating balances are not required under the Borrowing Agreement. In addition, Central Hudson maintains confirmed lines of credit totaling $1.5 million with regional banks. There were no outstanding loans under the Borrowing Agreement or the line of credit at December 31, 2000 or 1999. In order to diversify its sources of short-term financing, Central Hudson has entered into short-term credit facilities agreements with several commercial banks. At December 31, 2000, Central Hudson had outstanding short-term debt of $25 million. Authorization from the PSC limits the amount Central Hudson may have outstanding, at any time, under all of its short-term borrowing arrangements to $52 million in the aggregate.

     The competitive business subsidiaries of CH Services have lines of credit totaling $12.5 million. There were no borrowings against these lines of credit at December 31, 2000.

NOTE 6 - CAPITALIZATION - CAPITAL STOCK
COMMON STOCK, $.10 par value; 30,000,000 shares authorized:

                                    Common Stock                      Reacquired
                               ----------------------     Paid-in       Capital
                                  Shares       Amount     Capital       Stock
                               Outstanding     ($000)      ($000)       ($000)
                               ----------     -------     --------     -------
January 1, 1998 ............   17,279,787     $87,775     $284,465     $(9,398)
 Repurchased under common
  stock repurchase plan ....     (417,700)         --           --     (17,745)
                               ----------     -------     --------     -------
December 31, 1998 ..........   16,862,087      87,775      284,465     (27,143)
 Cancellation -
   Reacquired Stock ........           --      (3,465)     (11,227)     27,143
 Share Exchange -
  Formation of
  Holding Company
  Reduction in par value ...           --     (82,624)      82,624          --
  Transfer of
    capital stock expense ..           --          --       (4,632)         --
                               ----------     -------     --------     -------
December 31, 1999 ..........   16,862,087       1,686      351,230          --
 Repurchased under common
  stock repurchase plan ....     (500,000)         --           --     (18,766)
                               ----------     -------     --------     -------
December 31, 2000 ..........   16,362,087     $ 1,686     $351,230    $(18,766)
                               ==========     =======     ========    ========

CUMULATIVE PREFERRED STOCK, Central Hudson, $100 par value; 1,200,000 shares authorized:

                                                         Shares Outstanding
                                Final     Redemption     ------------------
                             Redemption      Price           December 31,
                  Series        Date       12/31/00        2000       1999
                  ------     ----------   ----------     --------   -------

Not Subject to Mandatory Redemption:
                  4 1/2%                   $107.00         70,300    70,300
                  4.75%                     106.75         20,000    20,000
                  4.35%                     102.00         60,000    60,000
                  4.96%                     101.00         60,000    60,000
                                                         --------   -------
                                                          210,300   210,300
                                                         --------   -------
Subject to Mandatory
 Redemption:
                  6.20%     10/1/08 (a)(c)               200,000     200,000
                  6.80%     10/1/27 (b)(c)               150,000     150,000
                                                         -------     -------
                                                         350,000     350,000
                             Total                       560,300     560,300
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

(c) Planned to be repurchased with proceeds from the sale of fossil generation plants.

     Central Hudson had no cumulative preferred stock redemptions or issuances during 2000 and 1999.

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

     In 2000, the Corporation reestablished a stock repurchase program and repurchased 500,000 shares of its Common Stock. The Corporation has authorized repurchase in 2001 of an additional 500,000 shares of its Common Stock. Future repurchases will be established as conditions warrant.

NOTE 7 - CAPITALIZATION - LONG-TERM DEBT

     Details of long-term debt are as follows:

         Series                     Maturity Date                 December 31,
         ------                     -------------             ------------------
First Mortgage Bonds:                                           2000       1999
                                                              --------   -------
                                                                (In Thousands)
 6.10% (a)(d)                       April 28, 2000          $     --   $ 10,000
 7.70% (a)(e)                       June 12, 2000                 --     25,000
 7.97% (a)                          June 11, 2003              8,000      8,000
 7.97% (a)                          June 13, 2003              8,000      8,000
 6.46% (a)                          Aug. 11, 2003             10,000     10,000
 6 1/4%(b)                          June 1, 2007               4,130      4,230
 9 1/4%                             May 1, 2021               70,000     70,000
 8.12% (a)                          Aug. 29, 2022             10,000     10,000
 8.14% (a)                          Aug. 29, 2022             10,000     10,000
                                                            --------   --------
                                                             120,130    155,230
Promissory Notes:
1998 Series A (4.20%)(c)            Dec. 1, 2028              16,700     16,700
5.93% (a)                           Sept. 10, 2001            15,000     15,000
7.85% (a)                           July 2, 2004              15,000     15,000
1999 Series C (7.32%)(a)            June 13, 2001             40,000         --
1999 Series C (7.05%)(a)            June 30, 2001              7,500         --
1999 Series C (6%)(a)               Jan. 15, 2009             20,000     20,000
1999 Series A (5.45%)(c)            Aug. 1, 2027              33,400     33,400
1999 Series B (Var. rate)(c)        July 1, 2034              33,700     33,700
1999 Series C (Var. rate)(c)        Aug. 1, 2028              41,150     41,150
1999 Series D (Var. rate)(c)        Aug. 1, 2028              41,000     41,000
                                                            --------   --------
                                                             263,450    215,950
Unamortized Discount on Debt                                    (601)      (629)
                                                            --------   --------
        Total long-term debt                                $382,979   $370,551
                                                            --------   --------
Less Current Portion                                         (62,610)   (35,100)
                                                            --------   --------
                                                            $320,369   $335,451
                                                            ========   ========

(a)  Issued under Central Hudson's Medium-Term Note Program.

(b) First Mortgage Bonds issued in connection with the sale by the New York State Energy Research and Development Authority ("NYSERDA") of tax-exempt pollution control revenue bonds.

(c) Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.

(d)  Redeemed April 28, 2000.

(e)  Redeemed June 12, 2000.

     The competitive business subsidiaries of CH Services had no long-term debt as of December 31, 2000 or 1999.

LONG-TERM DEBT MATURITIES

     The aggregate principal amounts of Central Hudson long-term debt maturing for the next five years, including sinking fund requirements, and thereafter are as follows: $62.6 million in 2001, $.1 million in 2002, $26.1 million in 2003, $15.1 million in 2004 and $279.7 million thereafter.

MEDIUM-TERM NOTES

     On January 15, 1999, Central Hudson issued and sold a $20 million tranche of its unsecured Medium-Term Notes, Series C, under its Medium-Term Note program. The notes bear a fixed annual interest rate of 6.00%, mature on January 15, 2009, and are not redeemable at the option of Central Hudson prior to maturity. The net proceeds to Central Hudson from the sale of these notes were $19.875 million or 99.875% (before deducting expenses). The proceeds were applied to the payment at maturity on January 15, 1999, of a $20 million tranche of Central Hudson's unsecured Medium- Term Notes, Series A, that bore interest at a fixed annual interest rate of 5.38%.

     On January 31, 2000, Central Hudson issued and sold a $7.5 million tranche of its unsecured Medium-Term Notes, Series C, under its Medium-Term Note program. The notes bear a fixed annual interest rate of 7.05%, mature June 30, 2001, and are not redeemable prior to maturity. The net proceeds to Central Hudson from the sale of the notes were $7.489 million or 99.85% (before deducting expenses). The proceeds were applied to the payment of working capital requirements of Central Hudson.

     On June 13, 2000, Central Hudson issued and sold a $40 million tranche of its unsecured Medium-Term Notes, Series C, under its Medium-Term Note program. The notes bear a fixed annual interest rate of 7.32%, mature on June 13, 2001, and are not redeemable prior to maturity. The net proceeds to Central Hudson from the sale of the notes were $39.94 million or 99.85% (before deducting expenses). The proceeds were applied to redeem maturing debt.

USE OF PROCEEDS FROM SALE OF GENERATING PLANTS

     On January 30, 2001, Central Hudson sold its Danskammer Plant and its interest in the Roseton Plant to Dynegy and received cash proceeds of approximately $713 million, subject to possible post-Closing adjustments. The following disposition of the approximately $713 million cash proceeds by Central Hudson is anticipated:

                                                                      $ Million
Payment of transaction related costs                                       35
Payment of state and federal income taxes                                 247
Redemption and repurchase of long-term debt of Central Hudson             188
Repurchase of preferred stock of Central Hudson                            36
Payment of dividend to the Corporation (this amount has been paid)        207
                                                                         ----
                                                                 Total   $713

     The amounts shown above are estimated. In particular, the amounts shown as redemption and repurchase of long-term debt and preferred stock depend on the outcome of Central Hudson's pending rate and restructuring proceeding before the PSC, described in the caption "Rate Proceedings - Electric and Gas." As a result, the amounts ultimately agreed to by settlement among the parties to that proceeding and/or approved by the PSC could differ from the amounts shown.

     Pending disposition for the purposes shown above, cash balances will be invested in highly-liquid, high-quality marketable securities.

     The amount ultimately paid as a dividend to the Corporation will be available to further its business strategies, including expansion of its competitive business subsidiaries, repayment of existing short-term debt, making acquisitions and/or repurchasing common stock.

NYSERDA

     On August 3, 1999, Central Hudson refinanced its 7 3/8% Series Pollution Control Bonds issued on its behalf in 1984 in the aggregate principal amount of $33.4 million by NYSERDA by refunding the bonds with the proceeds of the issuance and sale on that date of $33.4 million aggregate principal amount of a new series of NYSERDA bonds (the "1999 NYSERDA Bonds, Series A"). The 1999 NYSERDA Bonds, Series A, carry an effective interest rate of 5.47%, are unsecured and are insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. As a part of the refinancing, the maturity of these bonds was extended from October 1, 2014 to August 1, 2027.

     On August 3, 1999, Central Hudson refinanced its 1985 Series A and B and its 1987 Series A and B NYSERDA Bonds, $115.85 million aggregate principal amount, all of which series were subject to weekly repricing, with three new series of NYSERDA Bonds: 1999 Series B, $33.7 million principal amount, 1999 Series C, $41.15 million principal amount and 1999 Series D, $41.0 million principal amount (the "1999 NYSERDA Bonds, Series B, C, D"). The 1999 NYSERDA Bonds, Series B, C, D are in multi-modal form, which allows Central Hudson to convert these series to various variable rate modes as well as to fix the rate of interest for periods of time up to the remaining life of the bonds. The 1999 NYSERDA Bonds, Series B, C, D were initially issued in Dutch Auction mode, under which the rate of interest is determined every 35 days by an auction process. The 1999 NYSERDA Bonds, Series B, C, D are unsecured and insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. As part of the refinancing, the maturities of the refinanced series were extended to August 1, 2028, except that the maturity date of the 1987 Series B, which is subject to alternative minimum tax, was extended to July 1, 2034. In its rate orders, the PSC has authorized deferred accounting for the interest costs on Central Hudson's variable rate NYSERDA Bonds. The authorization provides for full recovery of the actual interest costs supporting utility operations.

     The percent of interest costs supporting utility operations represents approximately 95% of the total costs. The deferred balances under this accounting were $8.2 million and $5.9 million at December 31, 2000 and 1999, respectively, and were included in "Regulatory Assets" in the Corporation's Consolidated Balance Sheet. These deferred balances are to be addressed in future rate cases.

DEBT EXPENSE

     Expenses incurred on debt issues and any discount or premium on debt are deferred and amortized over the lives of the related issues. Expenses incurred on debt redemptions prior to maturity have been deferred and are generally being amortized over the shorter of the remaining lives of the related extinguished issues or the new issues as directed by the PSC.

DEBT COVENANTS

     Certain debt agreements require the maintenance by Central Hudson of certain financial ratios and contain other restrictive covenants. The only debt outstanding at CH Services are amounts borrowed through the Corporation's revolving credit agreement. No amounts are outstanding on CH Services' line of credit with HSBC Bank, and accordingly, it is in compliance with all of its debt covenants.

MORTGAGE INDENTURE COVENANT

     Article XXI of Central Hudson's Indenture of Mortgage, pursuant to which Central Hudson's First Mortgage Bonds are outstanding (the "Mortgage"), requires generally that, to the extent that the cost of property additions (as defined in the Mortgage) acquired by Central Hudson during a calendar year is less than the allowance for depreciation on property subject to the Mortgage (calculated pursuant to the Mortgage) for that calendar year, Central Hudson must deposit cash with the Mortgage Trustee in the amount of the deficiency, less certain credits available to Central Hudson under the Mortgage (the "Article XXI Deficiency").

     Any cash deposited with the Mortgage Trustee as a result of an Article XXI Deficiency may be withdrawn by Central Hudson in an amount equal to the cost of property additions acquired by Central Hudson subsequent to that calendar year, or may be applied by the Mortgage Trustee, at the request of Central Hudson, to redeem or purchase outstanding mortgage bonds in accordance with the provisions of the Mortgage. If any cash left on deposit with the Mortgage Trustee for 12 consecutive months or more is in excess of $350,000, the amount of the cash in excess of $250,000 must be applied by the Mortgage Trustee to redeem or purchase mortgage bonds, subject to certain exceptions set forth in the Mortgage. Article XXI of the Mortgage will remain in effect as long as any of Central Hudson's mortgage bonds of any series created prior to 1994 are outstanding under the Mortgage.

     For calendar year 1999, Central Hudson experienced an Article XXI Deficiency in the approximate amount of $7.6 million, in satisfaction of which it deposited with the Mortgage Trustee cash in that amount. The cash deposited was applied by the Mortgage Trustee, at the request of Central Hudson, to the redemption, on April 28, 2000, of its 6.10% Series Mortgage Bonds.

     For calendar year 2000, Central Hudson experienced an Article XXI Deficiency in an amount that is not material, in satisfaction of which it deposited with the Mortgage Trustee cash for the purpose of satisfying the deficiency.

NOTE 8 - POST-EMPLOYMENT BENEFITS

PENSION BENEFITS

     Central Hudson has a non-contributory retirement income plan ("Retirement Plan") covering substantially all of its employees and certain employees of CHEC and CH Resources. The Retirement Plan provides pension benefits that are based on the employee's compensation and years of service. It has been Central Hudson's practice to provide periodic updates to the benefit formula stated in the Retirement Plan.

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

     The pension asset and liability transferred to Dynegy as a result of the sale of the Danskammer and Roseton Plants will be reflected in the amount recorded in 2001 for net periodic pension cost. As authorized by the PSC, any difference between the amount collected in rates and the actual amount recorded as net periodic pension cost will be deferred as either a regulatory asset or liability, as appropriate.

     In addition to the Retirement Plan, the Corporation's officers and executives are covered under the Corporation's Directors and Executives Deferred Compensation Plan, effective January 1, 2000. Central Hudson also sponsors a nonqualified Retirement Benefit Restoration Plan.

OTHER POST-RETIREMENT BENEFITS

     The only post-employment benefits provided by any of the CH Services subsidiaries are those offered to employees of CHEC and three employees of CH Resources (transferees from Central Hudson), which allow participation in the same Central Hudson benefit plans. All other employees of CH Services' subsidiaries participate in respective company-sponsored 401(k) plans. No other post-employment benefits are provided.

     Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plan ("Benefit Plan"), including certain retirees of CHEC and CH Resources. Substantially all of Central Hudson's employees may become eligible for these benefits if they reach retirement age while working for Central Hudson. These and similar benefits for active employees are provided through insurance companies whose premiums are based on the benefits paid during the year. In order to reduce the total costs of these benefits, Central Hudson requires employees who retired on or after October 1, 1994 to contribute toward the cost of these benefits.

     Central Hudson is fully recovering its net periodic post-retirement costs in accordance with PSC guidelines. Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by the actuary under SFAS 106, "Employers Accounting for Post-retirement Benefits Other Than Pensions," is deferred as either a regulatory asset or liability, as appropriate.

     Reconciliations of Pension and OPEB Plans' benefit obligation, plan assets and funded status, as well as the components of net periodic pension cost and the weighted average assumptions (excluding CH Services employees not covered by these plans) are as follows:

--------------------------------------------------------------------------------------------------------
                                                           Pension Benefits           Other Benefits
--------------------------------------------------------------------------------------------------------
                                                         2000           1999         2000         1999
--------------------------------------------------------------------------------------------------------
                                                            In Thousands                In Thousands
--------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:
  Benefit obligation at beginning of year            $ 253,127     $ 270,504     $ 79,997     $ 93,471
    Service cost                                         5,168         6,417        1,826        2,525
    Interest cost                                       19,404        17,546        5,753        5,832
    Participant contributions                               --            --          202          206
    Plan amendments                                        325        10,633         (503)          --
    Benefits paid                                      (16,008)      (13,344)      (2,040)      (3,396)
    Actuarial (gain) or loss                             2,142       (38,629)      (5,103)     (18,641)
--------------------------------------------------------------------------------------------------------
Benefit Obligation at End of Year                    $ 264,158     $ 253,127     $ 80,132     $ 79,997
--------------------------------------------------------------------------------------------------------
Change in Plan Assets:
  Fair value of plan assets at beginning of year     $ 341,373     $ 309,037     $ 64,008     $ 57,180
    Actual return on plan assets                        34,543        46,487        2,277        5,166
    Employer contributions                                 230           188        3,503        4,448
    Participant contributions                               --            --          202          206
    Benefits paid                                      (16,008)      (13,344)      (2,040)      (2,733)
    Administrative Expenses                             (1,673)         (995)        (314)        (259)
--------------------------------------------------------------------------------------------------------
Fair Value of Plan Assets at end of Year             $ 358,465     $ 341,373     $ 67,636     $ 64,008
--------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                               Pension Benefits           Other Benefits
------------------------------------------------------------------------------------------------------------
                                                             2000           1999         2000         1999
------------------------------------------------------------------------------------------------------------
                                                                In Thousands                In Thousands
------------------------------------------------------------------------------------------------------------
Reconciliation of Funded Status:
  Funded Status                                          $ 94,307      $ 88,246      $(12,496)     $(15,989)
  Unrecognized actuarial (gain)                           (61,062)      (73,051)      (27,343)      (28,862)
  Unrecognized transition (asset) or obligation              (794)       (1,430)       36,886        40,465
  Unamortized prior service cost                           27,571        29,309          (109)         (119)
------------------------------------------------------------------------------------------------------------
Accrued Benefit Cost                                     $ 60,022      $ 43,074      $ (3,062)     $ (4,505)
------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost:
  Service cost                                           $  5,168      $  6,417      $  1,826      $  2,525
  Interest cost                                            19,404        17,546         5,753         5,832
  Expected return on plan assets                          (30,988)      (24,314)       (4,219)       (3,756)
  Amortization of prior service cost                        2,062         1,503           (10)          (10)
  Amortization of transitional (asset) or obligation         (635)         (635)        3,075         3,114
  Recognized actuarial (gain) or loss                     (11,729)       (5,742)       (3,911)       (1,686)
------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                                $(16,718)     $ (5,225)     $  2,514      $  6,019
------------------------------------------------------------------------------------------------------------
Weighted-average assumptions of December 31:
  Discount rate                                              7.75%         7.75%         7.75%         7.75%
  Expected long-term rate of return on plan assets           9.75%         9.75%         6.80%         6.80%
  Rate of compensation increase                              4.00%         4.00%         4.00%         4.00%
------------------------------------------------------------------------------------------------------------

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

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                               One-percentage-   One-percentage-
                                               Point Decrease    Point Increase
                                               ---------------   --------------

Effect on total of service
 and interest cost components
 for 2000                                     $  1,108,000        $  (963,000)

Effect on year-end 2000
 postretirement benefit obligation             $10,497,000        $(9,281,000)

NOTE 9 - STOCK-BASED COMPENSATION INCENTIVE PLANS

     The Corporation's shareholders approved, at their annual meeting on April 25, 2000, a Long-Term Performance-Based Incentive Plan ("Incentive Plan") for executive officers and other key employees, effective January 1, 2000. The Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance shares and performance units. No participant may be granted total awards in excess of 150,000 shares over the life of the Incentive Plan. The aggregate number of shares available for the grant of awards is 500,000, subject to adjustment in the event of a change in the Corporation's capitalization. Shares awarded may be authorized but unissued shares, treasury shares, open market shares or any combination thereof.

     A total of 30,300 stock options was granted by the Committee on Compensation and Succession/Retirement of the Corporation's Board of Directors, effective as of January 1, 2000, exercisable over a period of ten years, with 40% vesting after two years and 20% each year thereafter for the following three years. The exercise price is $31.94 per share and was established by the Committee based on the average market price (as traded on the New York Stock Exchange) on January 5, 2000. The Committee also granted a total of 6,380 performance shares, effective as of January 1, 2000, on the basis of achieving superior total shareholder return over a three-year period ending December 31, 2002, as measured against an industry Index.

     The Corporation, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" has elected to account for stock-based employee compensation under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees." The amount of compensation cost related to the Incentive Plan that has been recorded through December 31, 2000 was not material to the Corporation's financial position, results of operations or liquidity. For accounting and disclosure purposes, the Corporation's grant date of April 25, 2000 is considered to be the date of shareholder approval, as defined in FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25."

     SFAS No. 123 requires a company to disclose pro forma net income and earnings per share as if the resulting stock-based compensation amounts were recorded in the Consolidated Statement of Earnings, and to determine the fair market value of all awards of stock-based compensation using an option-pricing model. The effect of these awards on net income as well as basic and diluted earnings per share of the Corporation was not material for the year ended December 31, 2000.

     The assessment of the fair value of the stock options ($4.41 per option) granted in 2000 was based on the use of a Black-Scholes option pricing model using the following assumptions: an expected dividend yield of 5.40%; expected volatility of 15.59%; contractual life of 10 years; risk free interest rate of 6.36%; and expected lives of 5 years.

     A summary of the status of stock options awarded to officers and employees of the Corporation under the Plan as of December 31, 2000 is as follows:

                                                  Exercise          Remaining
                                    Shares         Price        Contractual Life
--------------------------------------------------------------------------------

Outstanding at 1/1/00                   --
                  Granted           30,300        $ 31.94           9 years
                  Exercised             --
                  Forfeited             --
--------------------------------------------------------------------------------
Outstanding at 12/31/00             30,300        $ 31.94
--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

NUCLEAR LIABILITY INSURANCE

     The Price-Anderson Act is a federal law which limits the public liability which can be imposed with respect to a nuclear incident at a licensed nuclear electric generating facility. The Act also provides for assessment of owners of all licensed nuclear units in the United States for losses in excess of certain limits in the event of a nuclear incident at any such licensed unit. Under the provisions of the Price-Anderson Act, Central Hudson's potential assessment (based on its 9% ownership interest in the Nine Mile 2 Plant and assuming that the other Nine Mile 2 Plant cotenants were to contribute their proportionate shares of the potential assessments) would be $7.6 million (subject to adjustment for inflation), and Central Hudson could be assessed $380,000 (subject to adjustment for inflation) as an additional surcharge, but would be limited to a maximum assessment of $900,000 in any year with respect to any nuclear incident. The public liability insurance coverage of $200 million required under the Price-Anderson Act for the Nine Mile 2 Plant is provided through Niagara Mohawk.

     Central Hudson also carries insurance to cover the additional costs of replacement power (under a Business Interruption and/or Extra Expense Insurance Policy) incurred by Central Hudson in the event of a prolonged accidental outage of the Nine Mile 2 Plant. This insurance arrangement provides for payments of up to $343,000 per week if the Nine Mile 2 Plant experiences a continuous accidental outage which extends beyond 12 weeks. These payments will continue for 52 weeks after expiration of the 12-week deductible period, and thereafter the insurer shall pay 80% of the weekly indemnity for a second and third 52-week period. Subject to certain limitations, Central Hudson may request prepayment, in a lump sum amount, of the insurance payments which would otherwise be paid to it for the third 52-week period, calculated on a net present value basis.

     Central Hudson is insured for its respective interest in the Nine Mile 2 Plant under property damage insurance provided through Niagara Mohawk. The insurance coverage provides $500 million of primary property damage coverage for both Units of the Nine Mile Point Nuclear Station and $2.25 billion of excess property damage coverage solely for the Nine Mile 2 Plant. The insurance covers decontamination costs, debris removal and repair and/or replacement of property.

     The Corporation intends to maintain, or cause to be maintained, insurance against these risks at the Nine Mile 2 Plant, provided this coverage can be obtained at an acceptable cost until the proposed sale of the Plant is finalized.

PURCHASED POWER COMMITMENTS

     Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of unregulated cogeneration facilities ("IPPs") which meet certain criteria for Qualifying Facilities, as this term is defined in the appropriate legislation. Purchases are made under long-term contracts which require payment at rates higher than what can be purchased on the wholesale market. These costs are currently fully recoverable through Central Hudson's electric fuel adjustment clause, with one exception, for which the impaired portion of the contract has been recognized as a reduction to income in 1998. Central Hudson has contracts with IPPs which represent 6% of Central Hudson's energy purchases in 2000.

ENVIRONMENTAL MATTERS

     Central Hudson and CH Resources are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. Environmental matters may expose both Central Hudson and CH Resources to potential liability which, in certain instances, may be imposed without regard to fault or historical activities which were lawful at the time they occurred. Both Central Hudson and CH Resources continually monitor their activities in order to determine the impact of their activities on the environment and to ensure compliance with various environmental requirements.

     In connection with this regulation, certain permits required for Central Hudson's operation of the Roseton and Danskammer Plants were assigned to Dynegy upon the Closing.

     WATER: In 1992 Central Hudson filed renewal applications for the State Pollution Discharge Elimination System ("SPDES") permits for the Roseton and Danskammer Plants. These permits are required to operate those Plants' cooling water systems and wastewater treatment systems. Central Hudson was a party to a proceeding with other New York utilities before the New York State Department of Environmental Conservation ("NYSDEC") related to the processing of the SPDES permit renewal application for the Roseton Plant. Meetings between the parties were continued in 2000. The NYSDEC intends to take up the SPDES permit renewal for the Danskammer Plant after the Roseton Plant renewal is addressed. The SPDES permits for the Roseton and Danskammer Plants that are subject to the permit renewal proceeding were transferred to the plants' new owner, Dynegy, upon the Closing.

     A citizen suit brought in 1999 by Riverkeeper, Inc., in the United States District Court for the Southern District of New York, against Central Hudson under ss.11 of the Endangered Species Act, 16 U.S.C. ss.1540, seeking injunctive relief from Central Hudson's alleged unpermitted takings of the endangered shortnose sturgeon through the Roseton and Danskammer Plants was dismissed by the Court on January 23, 2001, as a result of the issuance of a permit, on November 29, 2000, by the United States Marine Fisheries Service which allows these takings.

     AIR: The Clean Air Act Amendments of 1990 ("CAA Amendments") added several new programs which address attainment and maintenance of national ambient air quality standards. These include control of particulate emissions from fossil-fueled electric generating plants and emissions that affect "acid rain" and ozone.

     Emissions of nitrogen oxides ("NOx") from fossil generating plants are subject to additional controls, effective May 31, 1995 and May 1, 1999, under Title I of the CAA Amendments. Central Hudson installed appropriate controls in compliance with the May 31, 1995 requirements and the 1999 requirements were addressed by fuels and operation management. Backend controls were not required. The NYSDEC also promulgated regulations requiring a third round of NOx reductions to go into effect in 2003.

     Emissions of sulfur dioxide ("SO2") from fossil generating plants were also subject to reductions imposed by the CAA Amendments. These reductions were imposed in two phases, Phase 1, beginning January 1, 1995 and Phase 2, beginning January 1, 2000. Central Hudson's fossil generating plants were subject to the Phase 2 reductions. Central Hudson achieved the Phase 2 reductions for SO2 by fuels and operations management.

     In July 1997, the Environmental Protection Agency ("EPA") promulgated proposed revisions to the National Ambient Air Quality Standards for ozone and particulates. These regulations have been stayed by the courts, and further action by the EPA is pending.

     In October 1999, New York State Governor Pataki indicated he would cause a rulemaking proceeding to be initiated intended to lead to regulations requiring electric generation plants in New York State to reduce SO2 and NOx emissions beyond the reductions mandated by federal law. Until the issuance and analysis of any new regulations the Corporation can make no prediction of the effect of these regulations, on the cost of operating the generating facilities owned by CH Resources or whether or not capital improvements will be required.

     In October 1999, the New York State Attorney General indicated he is investigating eight older coal-fired New York State power plants for possible violations of federal and state air emission rules. Central Hudson was notified by the Attorney General's office that the investigation indicates Central Hudson, "may have constructed, and continues to operate, major modifications to its Danskammer [Plant...] without obtaining [certain] requisite preconstruction permits." Further information covering the period of 1990 to the present regarding the Danskammer Plant was requested. The NYSDEC, by subpoena dated January 13, 2000, has requested substantially the same information from Central Hudson covering the period of 1987 to the present. In March 2000, the Corporation was informed by the NYSDEC and EPA that the EPA had assumed responsibility for the investigation. During 2000, Central Hudson subsequently received additional requests from the EPA under Section 114 of the Clean Air Act for substantially the same information requested by the NYSDEC covering the period of 1980 to 2000 and seeking specific information related to approximately 40 projects conducted at the Danskammer Plant during the period of 1985 to 2000. In January 2001, Central Hudson received an additional request from the EPA for information related to three projects conducted at the Danskammer Plant between 1980 and 1986. Central Hudson is currently in the process of producing documents in connection with these requests, is reviewing this matter in depth, and believes any required permits were obtained.

     As a result of the Closing of the sale of the Roseton and Danskammer Plants to Dynegy, only Central Hudson's South Cairo and Coxsackie combustion turbines and the generating facilities of CH Resources remain subject to the Clean Air Act requirements. These facilities are believed to fully comply with the Clean Air Act.

     FORMER MANUFACTURED GAS PLANT FACILITIES

     The NYSDEC, in 1986, added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six locations, including the site in Newburgh, New York, discussed below, at which gas manufacturing plants owned or operated by Central Hudson or its predecessors were once located. Two additional former gas manufacturing plants, were identified by Central Hudson but not placed on the Registry. Three of the eight sites identified are in Poughkeepsie, New York, (at Laurel Street, North Water Street and North Perry Street); the remaining five sites are in Newburgh, Beacon, Saugerties, Kingston and Catskill, New York. Central Hudson studied all eight sites to determine whether or not they contain any hazardous wastes which could pose a threat to the environment or public health and, if wastes were located at the sites, to determine whether or not remedial actions should be considered. The NYSDEC subsequently removed the six sites it had previously placed on the Registry, subject to future revisions of its testing methods.

     CITY OF NEWBURGH: In October 1995, Central Hudson and the NYSDEC entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for Central Hudson's former coal gasification plant in Newburgh, New York ("Central Hudson Site"), the City of Newburgh's ("City") adjacent and nearby property and the adjoining areas of the Hudson River. Initial remediation investigations were completed in September 1997. In the majority of the study area, contaminants were found deep within the ground and are not a threat to the public. Contaminated ground water is associated with the contaminated soil but the site is not used as a drinking water supply. Impacted sediments were also present within the Hudson River adjacent to the City's property which is the location of the City's sewage treatment plant ("STP").

     In May 1995, the City filed suit against Central Hudson in the United States District Court for the Southern District of New York. The City alleged that Central Hudson released certain allegedly hazardous substances without a permit from the Central Hudson Site into the ground and into adjacent and nearby property of the City, in violation of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the federal Resources Conservation and Recovery Act ("RCRA") and the federal Emergency Planning and Community Right to Know Act ("EPCRA"). The City also alleged a number of nuisance, trespass, damage and indemnification claims pursuant to New York State law.

     The City sought injunctive relief against the alleged disposal, storage or release of hazardous substances at the Central Hudson Site, remediation and abatement of the conditions alleged to lead to endangerment of the City's property, payment of restitution of clean-up costs and monetary damages of at least $70 million, assessment of certain civil penalties under RCRA, CERCLA and EPCRA, and recovery of the City's costs and attorneys' fees in the action.

     Among the City's allegations was that the presence of contamination was preventing it from making required improvements to its STP on the site. In partial settlement of the City's claims against Central Hudson, the City and Central Hudson entered into an agreement in July 1998 whereby the City would construct a clarifier at the STP and deal appropriately with any contaminants that were encountered during the construction, and Central Hudson would fund these construction and related activities. Construction of the clarifier was completed in July 1999 at a cost of approximately $2.9 million.

     The trial on this matter began in November 1998, and in December 1998, the jury made its determination that the proper cost of environmental remediation on the City's property is $20 million and that Central Hudson's share is 80% (or $16 million). In addition, the jury awarded the City $435,000 in damages for increased costs of future operations of the City's STP due to the existence of contaminants.

     Subsequent to the December 1998 jury award, Central Hudson and the City entered into a court-approved Settlement Agreement, dated May 4, 1999. Under the Settlement Agreement (i) the lawsuit was disposed of and the City's claims were dismissed with prejudice, (ii) the City waived its right to have the $16 million awarded by the jury for the cost of the environmental remediation on the City's property and Central Hudson agreed to remediate the City's property at Central Hudson's cost pursuant to the NYSDEC's October 1995 Order on Consent, (iii) Central Hudson paid the City $2.5 million, (iv) if the total cost of the remediation is less than $16 million, Central Hudson agreed to pay the City an additional amount up to $500,000 depending on the extent to which the cost of remediation is less than $16 million, and (v) Central Hudson agreed to indemnify and hold the City harmless against claims or lawsuits by any third party against the City alleging injury, damages or violation of law caused by or arising from the alleged contamination having migrated from Central Hudson's to the City's property.

     The results of further studies of the site by Central Hudson were provided to the NYSDEC, which determined that the contaminants found in the investigation may pose a significant threat to human health or the environment. As a result, Central Hudson developed a draft Feasibility Study Report ("Report") which was filed with the NYSDEC and given to the City in December 1999. The Report summarizes the nature and location of the contamination at and around the City's property, evaluates the potential ecological and human health risks associated with that contamination and discusses clean-up alternatives. The Report recommends (1) limited soil removal from the southern portion of the City's property where there is elevated contamination and (2) capping of contaminated sediments in the Hudson River. The estimated costs for the proposed remediation activities are $3 million for the soil removal and $2.5 million for the capping of sediment in the Hudson River. As requested by the NYSDEC and the New York State Department of Health ("DOH"), additional sampling has been conducted by Central Hudson and the results are expected to be provided to the NYSDEC, DOH and the City during the first quarter of 2001. Subject to anticipated additional negotiations among Central Hudson, the City and the NYSDEC, it is expected that the NYSDEC will issue a Proposed Remedial Action Plan for public review and comment in the second quarter of 2001. Following the public review, the NYSDEC will issue a Record of Decision which will specify a remediation plan for Central Hudson's implementation. This remediation plan is not expected to be issued until late 2001.

     By letter dated June 3, 1997, Central Hudson received authorization from the PSC to defer costs expected to be recoverable in future rates related to this matter, including legal defense costs but excluding Central Hudson's labor, related to environmental site investigation and remediation actions. The cumulative deferred costs through 2000 amount to $15.6 million and are included in "Deferred Charges - Regulatory Assets" in the Corporation's Consolidated Balance Sheet.

     As of December 31, 2000, the Corporation recorded liabilities of $6.5 million regarding this matter which are included in "Deferred Credits and Other Liabilities - Other" in the Corporation's Consolidated Balance Sheet.

     The Corporation can make no prediction as to the full financial effect this matter will have on it, including the extent, if any, of insurance reimbursement and including implementation of environmental clean-up under the Order on Consent. However, the

Corporation has put its insurers on notice of this matter and intends to seek reimbursement from its insurers for the cost of any liability. Two of the insurers have denied coverage.

     OTHER FORMER MANUFACTURED GAS PLANT SITES: In February 1999 the NYSDEC informed Central Hudson of its intention to perform site assessments at three of the other previously identified manufactured gas plant sites, namely, the Poughkeepsie Laurel Street and North Water Street sites and the Beacon site. Central Hudson conducted site assessments for each site under agreements negotiated with the NYSDEC to determine if there are any significant quantities of residues from the manufactured gas operations on the sites. Draft reports on the site assessments have been submitted to the NYSDEC for review. If the NYSDEC determines that significant quantities of residues are present or that the residues pose a threat to public health or the environment given the current uses of the sites, the NYSDEC may require additional investigations and/or remediation by Central Hudson at the respective sites.

     In October 2000, Central Hudson was notified by the NYSDEC that it had determined that the Poughkeepsie North Perry Street site and the Catskill site posed little or no significant threat to the public and that no additional investigation or action was necessary. The NYSDEC also notified Central Hudson that additional information is necessary for the previously identified sites in Kingston and Saugerties. Central Hudson intends to pursue agreements with the NYSDEC under which additional information on these two sites will be provided.

     If remedial actions are ultimately required at any of the five sites (Poughkeepsie Laurel Street and North Water Street, Beacon, Kingston and Saugerties) for which additional information has been requested by the NYSDEC, there could be a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of the Corporation if Central Hudson is unable to recover all, or a substantial portion of these costs, through insurance and rates. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its carriers for amounts for which it may become liable.

     In 2000, Central Hudson withdrew a request for permission from the PSC filed in 1999 to defer the incremental costs of the investigations and potential remediation of these sites, as the costs were not material. However, this request may be resubmitted if the estimates for these costs increase.

     LITTLE BRITAIN ROAD: In August 1992, the NYSDEC notified Central Hudson that it suspected Central Hudson's offices at Little Britain Road in New Windsor, New York may constitute an inactive hazardous waste disposal site. As a result of the NYSDEC's review of a site assessment report prepared by Central Hudson's consultant and submitted to the NYSDEC in 1996, Central Hudson agreed to perform testing of the site, which testing detected a limited amount of soil and groundwater contamination beneath the site. Operations conducted on the site by Central Hudson since it purchased the property in 1978 are not believed to have contributed to either the soil or the groundwater contamination. In November 2000, Central Hudson and the NYSDEC entered into a Consent Order in which Central Hudson agreed to conduct a voluntary clean-up of the site on terms negotiated between the parties. The Corporation believes that the cost of the site assessment and remediation will not be material.

     ORANGE COUNTY LANDFILL: In June 2000, the NYSDEC sent a letter to Central Hudson requesting that it provide information about disposal of wastes at the Orange County Landfill ("Site") located in the Township of Goshen, New York, which is listed on the New York State Inactive Hazardous Waste Disposal Site Registry.

     The NYSDEC states that its records indicate Central Hudson or a predecessor entity did dispose, or may have disposed of, wastes at the Site or that Central Hudson transported wastes to the Site for disposal.

     Documents submitted by Central Hudson in response to the request of the NYSDEC indicate that at least three shipments of wastes may have been disposed of by Central Hudson at the Site; one of construction waste, one of office and commercial waste and one of asbestos waste.

     The Corporation cannot predict the outcome of this investigation at this time.

ASBESTOS LITIGATION

     Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 2,454 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at the Roseton and Danskammer Plants.

     As of February 7, 2001, of the 2,454 cases brought against Central Hudson, 903 remain pending. Of the 1,551 cases no longer pending against Central Hudson, 1,414 have been dismissed or discontinued, and Central Hudson has settled 137 cases. The Corporation is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Corporation at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Corporation believes that costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Corporation's financial position or results of operations.

OTHER CENTRAL HUDSON MATTERS

     On February 12, 1994, two separate fires and explosions destroyed a residence and nearby commercial facility in the Village of Wappingers Falls, New York. Lawsuits commenced against Central Hudson arising out of the incident include one alleging property damage and seeking recovery of $250,000 in compensatory damages and one alleging personal injuries and property damage and seeking an unspecified amount of damages. Both of these lawsuits have been consolidated and a trial date has been set for October 30, 2001.

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

CH SERVICES:

     CH Resources is subject to federal, state and local laws and regulation dealing with air and water quality and other environmental matters. Environmental matters may expose CH Resources to potential liabilities which, in certain instances, may be imposed without regard to fault or historical activities which were lawful at the time they occurred. CH Resources continually monitors its activities in order to determine the impact of its activities on the environment and to ensure compliance with various environmental requirements. CH Resources has recorded a total liability of approximately $3.7 million in connection with site investigation and/or remediation where there may be soil and groundwater contamination. These estimates are primarily estimates which could change based on detailed site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.

     During 2000, neither CH Services nor its subsidiaries were involved in or threatened with litigation or administrative orders relating to environmental liabilities.

NOTE 11 - SEGMENTS AND RELATED INFORMATION

     The Corporation's reportable operating segments are the regulated electric and gas operations of Central Hudson and the activities of the competitive business subsidiaries of CH Services, covered under the "Unregulated" segment for the Corporation. All of the segments currently operate in the Northeast and mid-Atlantic regions of the United States.

     Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both electric and gas segments and depreciation of such common property have been allocated to those segments in accordance with practice established for regulatory purposes.

                              CH Energy Group, Inc.
                          Segment Disclosure - FAS 131
                             Year Ended December 31,

--------------------------------------------------------------------------------
                                                      2000
--------------------------------------------------------------------------------
       (In Thousands)               Electric       Gas    Unregulated    Total
--------------------------------------------------------------------------------
Revenues from external
  customers                         $ 531,732   $105,353   $111,027   $  748,112
Intersegment revenues                      88      1,686         --        1,774
--------------------------------------------------------------------------------
  Total revenues                      531,820    107,039    111,027      749,886
--------------------------------------------------------------------------------
Depreciation and
 amortization                          42,972      4,941      3,540       51,453
Interest expense                       27,201      4,426      3,052       34,679
Interest income                           425         56        304          785
Income tax (credit) expense            31,471      5,554      1,190       38,215
Earnings per share                       2.58        .37        .10         3.05
Segment assets                      1,135,354    196,854    198,765    1,530,973
Construction Expenditures              50,446      8,210         --       58,656
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                      1999
--------------------------------------------------------------------------------
       (In Thousands)               Electric       Gas    Unregulated    Total
--------------------------------------------------------------------------------
Revenues from external
  customers                         $ 427,729    $93,099    $45,157    $ 565,985
Intersegment revenues                      80      1,032         --        1,112
--------------------------------------------------------------------------------
   Total revenues                     427,809     94,131     45,157      567,097
--------------------------------------------------------------------------------
Depreciation and
 amortization                          42,157      4,756      1,333       48,246
Interest expense                       25,803      4,201        780       30,784
Interest income                         2,133        314        165        2,612
Income tax (credit) expense            24,153      3,972         18       28,143
Earnings per share                       2.47        .33        .08*        2.88
Segment assets                      1,078,945    180,357     76,597    1,335,899
Construction Expenditures              38,346      8,149         --       46,495
--------------------------------------------------------------------------------

*Due to the sale of the Corporation's New York Stock Exchange Symbol.

                              CH Energy Group, Inc.
                          Segment Disclosure - FAS 131
                             Year Ended December 31,

--------------------------------------------------------------------------------
                                                      1998
--------------------------------------------------------------------------------
       (In Thousands)               Electric       Gas    Unregulated    Total
--------------------------------------------------------------------------------
Revenues from external
 customers                          $ 418,427    $83,899    $ 9,097    $ 511,423
Intersegment revenues                      80      1,063         --        1,143
--------------------------------------------------------------------------------
   Total revenues                     418,507     84,962      9,097      512,566
--------------------------------------------------------------------------------
Depreciation and
 amortization                          40,995      4,564        237       45,796
Interest expense                       23,803      3,875        628       28,306
Interest income                           695         87        144          926
Income tax (credit) expense            24,943      3,683        333       28,959
Earnings per share                       2.51        .35        .04         2.90
Segment assets                      1,093,455    169,587     52,996    1,316,038
Construction expenditures              39,183      6,478         --       45,661
--------------------------------------------------------------------------------

NOTE 12 - FINANCIAL INSTRUMENTS

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

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                             December 31, 2000
                                                            -------------------
                                                            Carrying      Fair
                                                             Amount      Value
                                                            --------    --------
                                                               (In Thousands)
Cumulative preferred stock subject
  to mandatory redemption ..............................    $ 35,000    $ 33,690
Long-term debt (including
  current maturities) ..................................     382,979     384,728


                                                             December 31, 1999
                                                            -------------------
                                                            Carrying      Fair
                                                             Amount      Value
                                                            --------    --------
Cumulative preferred stock subject
  to mandatory redemption ..............................    $ 35,000    $ 34,455
Long-term debt (including
  current maturities) ..................................     370,551     365,741

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected financial data for each quarterly period within 2000 and 1999 are presented below:


                                                                    Earnings Per
                                                                       Average
                                                                      Share of
                                                                       Common
                               Operating     Operating      Net         Stock
                               Revenues      Income       Income     Outstanding
                                          (In Thousands)               (Dollars)
                               --------      -------      -------      --------
Quarter Ended:

    2000
    ----

  March 31 ..............      $177,950      $24,286      $18,114      $   1.07
  June 30 ...............       160,926       13,757        7,827           .47
  September 30 ..........       167,897       20,735       14,496           .87
  December 31 ...........       243,113       19,685       10,536           .64

    1999
    ----

  March 31 ..............      $155,488      $24,328      $18,297      $   1.09
  June 30 ...............       127,856       14,107        8,630           .51
  September 30 ..........       146,473       19,083       13,064           .77
  December 31 ...........       137,280       12,999        8,582           .51

SCHEDULE II  - RESERVES

                                    Additions
                                -----------------
                                                           Payments    Balance
                      Balance At  Charged to  Charged to   Charged     At End
                      Beginning    Cost and      Other        to         of
Description           of Period    Expenses     Accounts   Reserves    Period
                      ----------  ----------  ----------  ----------  ----------

YEAR ENDED
DECEMBER 31,  2000

Operating Reserves .. $6,293,658  $2,752,777  $1,585,500  $5,877,152  $4,754,783
                      ==========  ==========  ==========  ==========  ==========
Reserve for
 Uncollectible
 Accounts ........... $3,200,000  $4,050,000  $       --  $3,850,000  $3,400,000
                      ==========  ==========  ==========  ==========  ==========

YEAR ENDED
DECEMBER 31, 1999

Operating Reserves .. $5,994,600  $2,158,546  $  520,700  $2,380,188  $6,293,658
                      ==========  ==========  ==========  ==========  ==========
Reserve for
 Uncollectible
 Accounts ........... $2,600,000  $3,172,556  $       --  $2,572,556  $3,200,000
                      ==========  ==========  ==========  ==========  ==========

YEAR ENDED
DECEMBER 31, 1998

Operating Reserves .. $6,581,614  $7,474,979  $  103,700  $8,165,693  $5,994,600
                      ==========  ==========  ==========  ==========  ==========
Reserve for
 Uncollectible
 Accounts ........... $3,000,000  $2,638,719  $       --  $3,038,719  $2,600,000
                      ==========  ==========  ==========  ==========  ==========

     ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The information on Directors of the Corporation required hereunder is incorporated by reference to the caption "Proposal No. 1 - Election of Directors" in the Corporation's definitive proxy statement, dated March 1, 2001, and to be used in connection with its Annual Meeting of Shareholders to be held on April 24, 2001, which proxy statement will be submitted to the SEC pursuant to that Commission's Regulation S-T.

     The information on the executive officers of the Corporation required hereunder is incorporated by reference to Item 1 herein, under the caption "Executive Officers of the Corporation."

     Pursuant to Section 727(d) of the New York Business Corporation Law, notice is hereby given to shareholders that the Corporation has provided Directors' and Officers' Liability Insurance through various contracts. These contracts became effective June 1, 2000 and provide aggregate coverage of $75 million with the following carriers: Chubb Group of Insurance Companies, Associated Electric & Gas Insurance Services, Ltd. and American Casualty Excess Insurance, Ltd.

     The aggregate premium costs for this insurance, which covers the Corporation and its directors and executive officers, are approximately $238,000, a decrease of $8,900 when compared to 1999.

     ITEM 11 - EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Corporation's definitive proxy statement, dated March 1, 2001, and to be used in connection with its Annual Meeting of Shareholders to be held on April 24, 2001.

     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference to the caption "Security Ownership of Directors and Officers" in the Corporation's definitive proxy statement, dated March 1, 2001, and to be used in connection with its Annual Meeting of Shareholders to be held on April 24, 2001.

     ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no relationships or transactions of the type required to be described by this Item.

                                     PART IV

     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

     DESCRIPTION IN THE EXHIBIT LIST AND EXHIBIT NOS. FOR THIS REPORT

     The Corporation's Stock Plan for Outside Directors. (Exhibits (10) (iii) 11 and 21)

     The Corporation's Supplementary Retirement Plan. (Exhibits (10) (iii) 2, 5, 17, 20 and 28)

     The Central Hudson Retirement Benefit Restoration Plan. (Exhibits (10)
     (iii) 3, 4, 18 and 29)

     Form of Employment Agreement for all officers of the Corporation and its affiliate companies. (Exhibits (10) (iii) 15, 23 and 30)

     Employment Agreement between the Corporation and Paul J. Ganci. (Exhibits
     (10) (iii) 16, 24 and 31)

     The Corporation's Change of Control Severance Policy. (Exhibits (10) (iii) 14, 22 and 33)

     The Central Hudson Savings Incentive Plan. (Exhibits (10) (iii) 7, 8, 9 and
     32)

     The Corporation's Long-Term Performance-Based Incentive Plan. (Exhibit (10)
     (iii) 27)

     The Corporation's Directors and Executive Deferred Compensation Plan. (Exhibits (10) (iii) 1, 19, 20 and 25)

(b)  REPORTS ON FORM 8-K

     During the last quarter of the period covered by this Report and including the period to the date hereof, the following Reports on Form 8-K were filed by Central Hudson and/or the Corporation:

     1. Reports dated December 13, 2000 for the Corporation and Central Hudson relating to the proposed sale of the Nine Mile Point Unit No. 2 Nuclear Station.

     2. Reports dated January 31, 2001 for the Corporation and Central Hudson relating to the sale of Central Hudson's Danskammer Plant and its interest in the Roseton Plant to Dynegy, effective January 30, 2001.

(c)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     Incorporated herein by reference to subpart (a)-3 of Item 14, above.

(d) FINANCIAL STATEMENT SCHEDULE REQUIRED BY REGULATION S-X WHICH IS EXCLUDED FROM THE CORPORATION'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     Not applicable, see Item 8 hereof.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CH ENERGY GROUP, INC.


                                            By     /s/ PAUL J. GANCI
                                              ---------------------------------
                                                       Paul J. Ganci
                                                 Chairman of the Board and
                                                   Chief Executive Officer


Dated: March 9, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Corporation and in the capacities and on the date indicated:

         SIGNATURE                      TITLE                        DATE

(a) Principal Executive
      Officer or Officers:



/s/ PAUL J. GANCI
------------------------
(Paul J. Ganci)                    Chairman of the
                                   Board and Chief
                                   Executive Officer               March 9, 2001

(b) Principal Accounting
         Officer:


/s/ DONNA S. DOYLE
------------------------
(Donna S. Doyle)                   Vice President -
                                   Accounting and
                                   Controller                      March 9, 2001

(c) Chief Financial
     Officer:


/s/ STEVEN V. LANT
--------------------------
(Steven V. Lant)                   Chief Financial Officer
                                   and Treasurer                   March 9, 2001


(d)  A majority of Directors:

Jack Effron*, Frances D. Fergusson*,
Heinz K. Fridrich*, Edward F.X.Gallagher*,
Paul J. Ganci*, Stanley J. Grubel*,
Charles LaForge*, John E. Mack III* and
Edward P. Swyer*, Directors


By  /s/ PAUL J. GANCI
   ----------------------------------
     (Paul J. Ganci)                                               March 9, 2001

----------
* Paul J. Ganci, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the SEC as Exhibit 24 hereof.

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference (1):

  Exhibit No.
(Regulation S-K
   Item 601
  Designation)                       Exhibits
  ------------                       --------


(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession:

            (i) Certificate of Exchange of Shares of Central Hudson Gas & Electric Corporation, subject corporation, for shares of CH Energy Group, Inc., acquiring corporation, under Section 913 of the Business Corporation Law of the State of New York.

            (ii) Agreement and Plan of Exchange by and between Central Hudson Gas & Electric Corporation and CH Energy Group, Inc. ((39; Exhibit 2.1)

(3)         Articles of Incorporation and Bylaws:

            (i)   Restated Certificate of Incorporation of the Corporation under
                  Section 807 of the Business Corporation Law, filed November 12, 1998. ((37); Exhibit (3)1)

            (ii) By-laws of the Corporation in effect on the date of this Report.

(4) Instruments defining the rights of security holders, including indentures (see also Exhibit (3)(i) above):

--------------------
      (1) Exhibits which are incorporated by reference to other filings are followed by information contained in parentheses, as follows: The first reference in the parenthesis is a numeral, corresponding to a numeral set forth in the Notes which follow this Exhibit list, which identifies the prior filing in which the Exhibit was physically filed; and the second reference in the parenthesis is to the specific document in that prior filing in which the Exhibit appears.

            *(ii)      1--    Indenture dated January 1, 1927 between Central
                              Hudson and American Exchange Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)1)

            *(ii)      2--    Supplemental Indenture dated March 1, 1935 between
                              Central Hudson and Irving Trust Company, as
                              Trustee. ((2); Exhibit (4)(ii)2)

            *(ii)      3--    Second Supplemental Indenture dated June 1, 1937
                              between Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)3)

            *(ii)      4--    Third Supplemental Indenture dated April 1, 1940
                              between Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)4)

            *(ii)      5--    Fourth Supplemental Indenture dated March 1, 1941
                              between Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)5)

            *(ii)      6--    Fifth Supplemental Indenture dated December 1,
                              1950 between Central Hudson and Irving Trust
                              Company, as Trustee. ((2); Exhibit (4)(ii)6)

            *(ii)      7--    Sixth Supplemental Indenture dated December 1,
                              1952 between Central Hudson and Irving Trust
                              Company, as Trustee. ((2); Exhibit (4)(ii)7)

            *(ii)      8--    Seventh Supplemental Indenture dated October 1,
                              1954 between Central Hudson and Irving Trust
                              Company, as Trustee. ((2); Exhibit (4)(ii)8)

            (ii)       9--    Eighth Supplemental Indenture dated May 15, 1958
                              between Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)9)

            (ii)      10--    Ninth Supplemental Indenture dated December 1,
                              1967 between Central Hudson and Irving

                              Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)10)

            (ii)      11--    Tenth Supplemental Indenture dated as of January
                              15, 1969 between Central Hudson and Irving Trust
                              Company, as Trustee. ((3); Exhibit 2.12)

            (ii)      12--    Eleventh Supplemental Indenture dated as of June
                              1, 1970 between Central Hudson and Irving Trust
                              Company, as Trustee. ((4); Exhibit 1.13)

            (ii)      13--    Twelfth Supplemental Indenture dated as of
                              February 1, 1972 between Central Hudson and Irving
                              Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)13)

            (ii)      14--    Thirteenth Supplemental Indenture dated as of
                              April 15, 1974 between Central Hudson and Irving
                              Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)14)

            (ii)      15--    Fourteenth Supplemental Indenture dated as of
                              November 1, 1975 between Central Hudson and Irving
                              Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)15)

            (ii)      16--    Fifteenth Supplemental Indenture dated as of June
                              1, 1977 between Central Hudson and Irving Trust
                              Company, as Trustee. ((2); Exhibit (4)(ii)16)

            (ii)      17--    Sixteenth Supplemental Indenture dated as of
                              September 15, 1979 between Central Hudson and
                              Irving Trust Company, as Trustee. ((4); Exhibit
                              1.18)

            (ii)      18--    Seventeenth Supplemental Indenture dated as of May
                              15, 1980 between Central Hudson and Irving Trust
                              Company, as Trustee. ((5); Exhibit (4)(a)18)

            (ii)      19--    Eighteenth Supplemental Indenture dated as of
                              November 15, 1980 between Central Hudson and
                              Irving Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)19)

            (ii)      20--    Nineteenth Supplemental Indenture dated as of
                              August 15, 1981 between Central Hudson and Irving
                              Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)20)

            (ii)      21--    Twentieth Supplemental Indenture dated as of
                              September 1, 1982 between Central Hudson and
                              Irving Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)21)

            (ii)      22--    Twenty-First Supplemental Indenture dated as of
                              November 22, 1982 between Central Hudson and
                              Irving Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)22)

            (ii)      23--    Twenty-Second Supplemental Indenture dated as of
                              May 24, 1984 between Central Hudson and Irving
                              Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)23)

            (ii)      24--    Twenty-Third Supplemental Indenture dated as of
                              June 15, 1985 between Central Hudson and Irving
                              Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)24)

            (ii)      25--    Twenty-Fourth Supplemental Indenture dated as of
                              September 1, 1986 between Central Hudson and
                              Irving Trust Company, as Trustee.  ((2); Exhibit
                              (4)(ii)25)

            (ii)      26--    Twenty-Fifth Supplemental Indenture dated as of
                              December 1, 1988 between Central Hudson and Irving
                              Trust Company, as Trustee. ((2); Exhibit
                              (4)(ii)26)

            (ii)      27--    Twenty-Sixth Supplemental Indenture dated as of
                              May 1, 1991 between Central Hudson and The Bank of
                              New York, as Trustee. ((2); Exhibit (4)(ii)27)

            (ii)      28--    Twenty-Seventh Supplemental Indenture dated as of
                              May 15, 1992 between Central Hudson and The Bank of New York, as Trustee. ((2); Exhibit (4)(ii)28);
                              and

                              Prospectus Supplement Dated May 28, 1992 (To
                              Prospectus Dated April 13, 1992) relating to
                              $125,000,000 principal amount
                              of First Mortgage Bonds, designated Secured
                              Medium-Term Notes, Series A, and the Prospectus Dated April 13, 1992, relating to $125,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((6)(a)), and, as applicable to a tranche of such Secured
                              Medium-Term Notes, one of the following:

                              (a) Pricing Supplement No. 1, Dated June 4, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((6)(b))

                              (b) Pricing Supplement No. 2, Dated June 4, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((6)(c))

                              (c) Pricing Supplement No. 3, Dated June 4, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((6)(d))

                              (d) Pricing Supplement No. 4, Dated August 20, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((6)(e))

                              (e) Pricing Supplement No. 5, Dated August 20, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b)
                                     in connection with Registration
                                     Statement No. 33-46624. ((6)(f))

                              (f) Pricing Supplement No. 6, Dated July 26, 1993 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((6)(g))

                              (g) Pricing Supplement No. 7, Dated July 26, 1993 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((6)(h))

            (ii)      29--    Twenty-Eighth Supplemental Indenture dated as of
                              May 1, 1995 between Central Hudson and The Bank of
                              New York, as Trustee. ((27); Exhibit (4)(ii)33)

                              Prospectus Supplement Dated May 15, 1995 (To
                              Prospectus Dated April 4, 1995) relating to
                              $80,000,000 principal amount of First Mortgage Bonds, designated Secured Medium-Term Notes, Series B, and the Prospectus Dated April 4, 1995, relating to (i) $80,000,000 of Central Hudson's Debt Securities and Common Stock, $5.00 par value, but not in excess of $40 million aggregate initial offering price of such Common Stock and (ii) 250,000 shares of Central Hudson's Cumulative Preferred Stock, par value $100 per share, which may be issued as 1,000,000 shares of Depositary Preferred Shares each representing 1/4 of a share of such Cumulative Preferred Stock attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-56349). (9)

            (ii)      30--    Indenture, dated as of April 1, 1992, between
                              Central Hudson and Morgan Guaranty Trust Company of New York, as Trustee. ((7); Exhibit (4)(ii)29);
                              and Prospectus

                              Supplement Dated May 28, 1992 (To Prospectus Dated April 13, 1992) relating to $125,000,000 principal amount of Medium-Term Notes, Series A, and the Prospectus Dated April 13, 1992, relating to $125,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((8)(a)), and, as applicable to a tranche of such Medium-Term Notes, one of the following:

                              (a) Pricing Supplement No. 1, Dated June 26, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((8)(b))

                              (b) Pricing Supplement No. 2, Dated October 6, 1993 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((8)(c)); and

                              Prospectus Supplement Dated August 24, 1998 (To Prospectus Dated April 4, 1995) related to $80,000,000 principal amount of Medium-Term Notes, Series B, and the Prospectus Dated April 4, 1995, relating to (i) $80,000,000 of Central Hudson's Debt Securities and Common Stock, $5.00 par value, but not in excess of $40 million aggregate initial offering price of such Common Stock and (ii) 250,000 shares of Central Hudson's Cumulative Preferred Stock, par value $100 per share, which may be issued as 1,000,000 shares of Depositary Preferred Shares each representing 1/4 of a share of such Cumulative Preferred Stock attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-56349). ((10)(a)), and, as applicable to a tranche of such Medium-Term Notes, one of the following:

                                     Pricing Supplement No. 1, Dated September
                                     2, 1998 (To Prospectus Dated April 4,
                                     1995, as supplemented by a Prospectus
                                     Supplement Dated August 24, 1998) filed
                                     pursuant to Rule 424(b) in connection with Registration Statement No. 33-56349. ((10)(b)); and

                              Prospectus Supplement Dated January 8, 1999 (To Prospectus Dated January 7, 1999) relating to $110,000,000 principal amount of Medium-Term Notes, Series C, and the Prospectus Dated January 7, 1999, relating to $110,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349. ((36)(a)), and, as
                              applicable to a tranche of such Medium-Term Notes, one of the following:

                              (a) Pricing Supplement No. 1, Dated January 12, 1999 (To Prospectus Dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999) filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349.
                                     ((36)(b))

                              (b) Pricing Supplement No. 2, Dated January 26, 2000 (To Prospectus Dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 2000) filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349.
                                     (36(c))

                              (c) Pricing Supplement No. 3, dated June 8, 2000 (to Prospectus dated January 7, 1999, as supplemented by a Prospectus Supplement, dated January 8, 1999) filed pursuant to Rule 424(b) in connection with Registration

                                     Statement Nos. 333-65597 and 33-56349
                                     (36(d))

            (ii)      31--    Central Hudson has entered into certain other
                              instruments with respect to long-term debt of Central Hudson. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of the Corporation and its other affiliates on a consolidated basis. The
                              Corporation agrees to provide the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt of Central
                              Hudson and other affiliates for which consolidated or unconsolidated financial statements are required to be filed with the Commission.

(10)        Material contracts:

            (i)        1--    Agreement dated October 31, 1968 between Central
                              Hudson and Consolidated Edison Company of New
                              York, Inc. and Niagara Mohawk Power Corporation.
                               ((3); Exhibit 5.1)

            (i)        2--    Agreement dated April 27, 1973 between Central
                              Hudson and the Power Authority of the State of New
                              York.  ((11); Exhibit 5.19)

            (i)        3--    Agreement dated as of September 22, 1975 between
                              Central Hudson, Niagara Mohawk Power Corporation,
                              Long Island Lighting Company, New York State
                              Electric & Gas Corporation, and Rochester Gas and
                              Electric Corporation.  ((12); Exhibit 5.21)

            (i)        4--    Agreement dated November 23, 1976 between Central
                              Hudson and Consolidated Edison Company of New
                              York, Inc.  ((13); Exhibit 5.29)

            (i)        5--    Memorandum of Understanding dated December 29,
                              1975 between Central Hudson and Niagara Mohawk
                              Power Corporation, Long Island Lighting Company,
                              New York State Electric & Gas Corporation, and
                              Rochester Gas &

                              Electric Corporation. ((14); Exhibit
                              (10)(i)18)

            (i)        6--    Assignment and Assumption dated as of October 24,
                              1975 between Central Hudson and New York State
                              Electric & Gas Corporation.  ((12); Exhibit 5.25)

            (i)        7--    Amendment to Assignment and Assumption dated
                              October 30, 1978 between Central Hudson and New
                              York State Electric & Gas Corporation.  ((3);
                              Exhibit 5.34)

            (i)        8--    Letter Amendment Agreement, dated December 16,
                              1980, by and between Central Hudson and Niagara
                              Mohawk Power Corporation.  ((16); Exhibit
                              (10)(i)26)

            (i)        9--    Settlement Agreement, dated December 19, 1980, by
                              and among the United States Environmental
                              Protection Agency, The Department of Environmental
                              Conservation of the State of New York, The
                              Attorney General of the State of New York, Hudson
                              River Fisherman's Association, Inc., Scenic Hudson
                              Preservation Conference, Natural Resources Defense
                              Council, Inc., Central Hudson, Consolidated Edison
                              Company of New York, Inc., Orange and Rockland
                              Utilities, Inc., Niagara Mohawk Power Corporation and Power Authority of the State of New York.
                              ((16); Exhibit (10)(i)27)

            (i)       10--    Agreement dated April 2, 1980 by and between
                              Central Hudson and the Power Authority of the State of New York. ((2); Exhibit (10)(i)24)

            (i)       11--    Transmission Agreement, dated October 25, 1983,
                              between Central Hudson and Niagara Mohawk Power
                              Corporation.  ((2); Exhibit (10)(i)30)

            (i)       12--    Underground Storage Service Agreement, dated June
                              30, 1982, between Central Hudson and Penn-York
                              Energy Corporation.  ((2); Exhibit (10)(i)32)

            (i)       13--    Interruptible Transmission Service Agreement,
                              dated December 20, 1983, between Central Hudson and Power Authority of the State of New York.
                              ((2); Exhibit (10)(i)33)

            (i)       14--    Agreement, dated December 7, 1983, between Central
                              Hudson and the Power Authority of the State of New
                              York.  ((2); Exhibit (10)(i)34)

            (i)       15--    Specification of Terms and Conditions of
                              Settlement in State of New York Public Service
                              Commission Proceeding - Case 29124, dated
                              September 3, 1985. ((2); Exhibit (10)(i)35)

            (i)       16--    General Joint Use Pole Agreement between Central
                              Hudson and the New York Telephone Company effective January 1, 1986 (not including the
                              Administrative and Operating Practices provisions thereof). ((2); Exhibit (10)(i)37)

            (i)       17--    Agreement, dated June 3, 1985, between Central
                              Hudson, Consolidated Edison Company of New York,
                              Inc. and the Power
                              Authority of the State of New York relating to Marcy South Real Estate -
                              East Fishkill, New York.  ((2); Exhibit (10)(i)38)

            (i)       18--    Agreement, dated June 11, 1985, between Central
                              Hudson and the Power Authority of the State of New
                              York relating to Marcy South Substation - East
                              Fishkill, New York.  ((2); Exhibit (10)(i)39)

            (i)       19--    Agreement, dated as of April 9, 1986, among
                              Central Hudson, Consolidated Edison Company of New
                              York, Inc., Niagara Mohawk Power Corporation and the Power Authority of the State of New York relating to Real Estate - Roseton/ Danskammer.
                              ((2); Exhibit (10)(i)40)

            (i)       20--    Agreement, dated as of April 9, 1986, between
                              Central Hudson, for itself and as
                              agent for itself, Niagara Mohawk Power Corporation and Consolidated Edison Company of New York, Inc., and the Power Authority of the State of New York relating to Supplemental Land Use -
                              Roseton/Danskammer. ((2); Exhibit (10)(i)41)

            (i)       21--    Roseton Amendment Agreement, dated as of September
                              9, 1987, between Central Hudson and Niagara Mohawk
                              Power Corporation, for the purchase of interests in the Roseton Steam Electric Generating Plant.
                              ((17); Exhibit (10)(i)76)

            (i)       22--    Memorandum of Understanding, dated as of March 22,
                              1988, by and among Central Hudson, Alberta
                              Northeast Gas, Limited, the Brooklyn Union Gas
                              Company, New Jersey Natural Gas Company and
                              Connecticut Natural Gas Corporation.  ((17);
                              Exhibit (10)(i)98)

            (i)       23--    Agreement, effective as of November 1, 1989,
                              between Columbia Gas Transmission Corporation and
                              Central Hudson.  ((19); Exhibit (10)(i)75)

            (i)       24--    Agreement, dated as of November 1, 1989, between
                              Columbia Gas Transmission Corporation and Central
                              Hudson.  ((19); Exhibit (10)(i)77)

            (i)       25--    Agreement, dated as of November 1, 1989, between
                              Columbia Gas Transmission Corporation and Central
                              Hudson.  ((19); Exhibit (10)(i)78)

            (i)       26--    Agreement, dated as of November 1, 1989, between
                              Columbia Gulf Transmission Company and Central
                              Hudson.  ((19); Exhibit (10)(i)79)

            (i)       27--    Agreement, dated October 9, 1990, between Texas
                              Eastern Transmission Corporation and Central
                              Hudson.  ((19); Exhibit (10)(i)80)

            (i)       28--    Agreement, dated July 2, 1990, between Texas
                              Eastern Transmission Corporation and Central
                              Hudson.  ((19); Exhibit (10)(i)81)

            (i)       29--    Agreement, dated December 28, 1989, between Texas
                              Eastern Transmission Corporation and Central
                              Hudson.  ((19); Exhibit (10)(i)82)

            (i)       30--    Agreement, dated December 28, 1989, between Texas
                              Eastern Transmission Corporation and Central
                              Hudson.  ((19); Exhibit (10)(i)83)

            (i)       31--    Agreement, dated November 3, 1989, between Texas
                              Eastern Transmission Corporation and Central
                              Hudson.  ((19); Exhibit (10)(i)84)

            (i)       32--    Agreement, dated September 4, 1990, between
                              Algonquin Gas Transmission Company and Central
                              Hudson.  ((19); Exhibit (10)(i)87)

            (i)       33--    Storage Service Agreement, dated July 1, 1989,
                              between CNG Transmission Corporation and Central
                              Hudson.  ((19); Exhibit (10)(i)91)

            (i)       34--    Agreement dated as of February 7, 1991 between
                              Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from ATCOR Ltd. to be delivered on the Iroquois Gas
                              Transmission System.  ((19); Exhibit (10)(i)92)

            (i)       35--    Agreement dated as of February 7, 1991 between
                              Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from AEC
                              Oil and Gas Company, a Division of Alberta Energy
                              Company, Ltd. to be delivered on the Iroquois Gas
                              Transmission System.  ((19); Exhibit (10)(i)93)

            (i)       36--    Agreement dated as of February 7, 1991 between
                              Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from ProGas Limited to be delivered on the Iroquois Gas
                              Transmission System. ((19); Exhibit (10)(i)94)

            (i)       37--    Agreement No. 2 dated as of February 7, 1991
                              between Central Hudson and Alberta Northeast Gas,
                              Limited for the purchase of Canadian natural gas from TransCanada Pipelines Limited under Precedent
                              Agreement No. 2 to be delivered on the Iroquois
                              Gas Transmission System. ((19); Exhibit (10)(i)95)

            (i)       38--    Agreement No. 1 dated as of February 7, 1991
                              between Central Hudson and Alberta Northeast Gas,
                              Limited for the purchase of Canadian natural gas from TransCanada Pipelines Limited under Precedent
                              Agreement No. 1 to be delivered on the Iroquois
                              Gas Transmission System. ((19); Exhibit (10)(i)96)

            (i)       39--    Agreement dated as of February 7, 1991 between
                              Central Hudson and Iroquois Gas Transmission
                              System to transport gas imported by Alberta
                              Northeast Gas, Limited to Central Hudson. ((19);
                              Exhibit (10)(i)97)

            (i)       40--    Service Agreement, dated September 30, 1986,
                              between Central Hudson and Algonquin Gas
                              Transmission Company, for firm storage
                              transportation under Rate Schedule SS-III. ((20);
                              Exhibit (10)(i)95)

            (i)       41--    Service Agreement, dated March 12, 1991, between
                              Central Hudson and Algonquin Gas Transmission
                              Company, for firm transportation of 5,056 dth. of Texas Eastern Transmission Corporation incremental volume. ((20); Exhibit (10)(i)99)

            (i)       42--    Agreement, dated December 28, 1990 and effective
                              February 5, 1991, between Central Hudson and
                              National Fuel Gas Supply Corporation for interruptible transportation. ((20); Exhibit
                              (10)(i)100)

            (i)       43--    Utility Services Contract, effective October 1,
                              1991, between Central Hudson and the U.S.
                              Department of the Army, for the
                              provision of natural gas service to the U.S.
                              Military Academy at West Point and Stewart Army
                              Subpost, together with an Amendment thereto, effective October 10, 1991. ((20); Exhibit
                              (10)(i)101)

            (i)       44--    Service Agreement, effective December 1, 1990,
                              between Central Hudson and Texas Eastern
                              Transmission Corporation, for firm transportation service under Rate Schedule FT-1. ((20); Exhibit
                              (10)(i)103)

            (i)       45--    Service Agreement, dated February 25, 1991,
                              between Central Hudson and Texas Eastern
                              Transmission Corporation, for incremental 5,056 dth. under Rate Schedule CD-1. ((20); Exhibit
                              (10)(i)104)

            (i)       46--    Service Agreement, dated January 7, 1992, between
                              Central Hudson and Texas Eastern Transmission
                              Corporation, for the firm transportation of 6,000 dth./day under Rate Schedule FTS-5. ((20);
                              Exhibit (10)(i)106)

            (i)       47--    Agreement dated as of July 1, 1992 between Central
                              Hudson and Tennessee Gas Pipeline Company for storage of natural gas. ((21); Exhibit (10)(i)114)

            (i)       48--    Agreement dated as of July 1, 1992 between Central
                              Hudson and Tennessee Gas Pipeline Company for firm transportation periods. ((21); Exhibit (10)(i)115)

            (i)       49--    Agreement, dated November 1, 1990, between
                              Tennessee Gas Pipeline and Central Hudson for transportation of third-party gas for injection into and withdrawal from Penn York storage. ((2);
                              Exhibit (10)(i)100)

            (i)       50--    Agreement, dated December 1, 1991, between Central
                              Hudson and Iroquois Gas Transmission System for interruptible gas transportation service. ((2);
                              Exhibit (10)(i)101)

            (i)       51--    Letter Agreement, dated August 24, 1992,
                              between Central Hudson and Iroquois Gas
                              Transmission System amending that certain
                              Agreement, dated December 1, 1991 between said parties for interruptible gas transportation service. ((19); Exhibit (10)(i)102)

            (i)       52--    Nine Mile Point Nuclear Station Unit 2
                              Operating Agreement, effective January 1, 1993, between and among Central Hudson, Niagara Mohawk
                              Power Corporation, Long Island Lighting Company,
                              New York State Electric & Gas Corporation and
                              Rochester Gas and Electric Corporation. ((2);
                              Exhibit (10)(i)105)

            (i)       53--    Gas Transportation Agreement, dated as of
                              September 1, 1993, by and between Tennessee Gas
                              Pipeline Company and Central Hudson. ((1);
                              Exhibit(10)(i)108)

            (i)       54--    Agreement, dated as of May 20, 1993, between
                              Central Hudson and New York State Electric & Gas
                              Corporation. ((24); Exhibit (10)(i)93)

            (i)       55--    Agreement for the Sale and Purchase of Coal, dated
                              as of December 1, 1996, among Central Hudson,
                              Inter-American Coal N.V. and Inter-American Coal,
                              Inc. [Certain portions of the agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said
                              Commission.] ((30); Exhibit (10)(i)107)

            (i)       56--    Credit Agreement, dated as of October 23, 1996,
                              among Central Hudson and The Banks listed therein and Morgan Guaranty Trust Company of New York, as
                              Agent. ((30); Exhibit (10)(i)110)

            (i)       57--    Settlement Agreement, dated March 20, 1997, among
                              Central Hudson, the

                              Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development. ((31); Exhibit
                              (10)(i)111)

            (i)       58--    Amended and Restated Settlement Agreement, dated
                              January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of
                              Economic Development. ((32); Exhibit (10)(i)112)

            (i)       59--    Amendment, dated as of March 20, 1994, to the
                              Agreement, dated as of September 9, 1987, between Central Hudson and Niagara Mohawk Power
                              Corporation relating to the purchase of interests in the Roseton Steam Electric Generating Plant
                              (Exhibit (19)(10)(i)76) [Certain portions of said
                              Amendment set forth and relate to confidential terms of said Amendment and will be filed separately with the Securities and Exchange
                              Commission pursuant to a request for confidential treatment under the rules of said Commission.]
                              ((33); Exhibit (10)(i)112)

             (i)      60--    Amendment, dated as of November 1, 1997, to the
                              Agreement for the Sale and Purchase of Coal, dated
                              December 1, 1996, among Central Hudson,
                              Inter-American Coal N.V. and Inter-American Coal,
                              Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange
                              Commission pursuant to a request for confidential treatment under the rules of said Commission.]
                              ((33); Exhibit (10)(i)113)

            (i)       61--    Modification to the Amended and Restated
                              Settlement Agreement, dated February 26, 1998, signed by Central Hudson, the Staff of the Public
                              Service Commission of the State of New York, the
                              New York State Consumer Protection Board and Pace
                              Energy Project.  ((34); Exhibit (10)(i)115)

            (i)       62--    Amendment II, dated as of November 1, 1998, to the
                              Agreement for the Sale and Purchase of Coal, dated
                              December 1, 1996, among Central Hudson,
                              Inter-American Coal N.V. and Inter-American Coal,
                              Inc. [Certain portions of said Amendment setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said
                              Commission.] ((40); Exhibit (10)(i)80)

            (i)       63--    Participation Agreement, dated as of June 1, 1977
                              by and between New York State Energy Research and
                              Development Authority and Central Hudson.

            (i)       64--    Agreement, dated as of November 1, 1998, between
                              Central Hudson and Glencore Ltd., for the Sale and
                              Purchase of Coal.  [Certain portions of said
                              Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((40); Exhibit
                              (10)(i)81)

            (i)       65--    Participation Agreement, dated as of December 1,
                              1998, by and between New York State Energy
                              Research and Development Authority and Central
                              Hudson.  ((40); Exhibit (10)(i)82)

            (i)       66--    Participation Agreement, dated as of July 15,
                              1999, by and between New York State Energy
                              Research and Development Authority and Central
                              Hudson.

            (i)       67--    Participation Agreement, dated as of August 1,
                              1999, by and between New York State Energy
                              Research and Development Authority and Central
                              Hudson.

            (i)       68--    Credit Agreement, dated December 4, 1998, among
                              the Corporation certain lenders and Bank One N.A.
                              (formerly the First National

                              Bank of Chicago), as agent. ((37); Exhibit (4))

            (i)       69--    Agreement, dated April 1, 1999, between Central
                              Hudson and Arch Coal Sales Company, Inc. for the
                              Sale and Purchase of Coal. [Certain portions of the Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((38); Exhibit
                              (10)(i)89)

            (i)       70--    Amendment No. 3, dated as of November 1, 1999, to
                              the Agreement for the Sale and Purchase of Coal, dated December 1, 1996, between Central Hudson and
                              Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit (10)(i)88)

            (i)       71--    Amendment No. 1, dated as of November 1, 1999, to
                              the Agreement for the Sale and Purchase of Coal, dated November 1, 1998, between Central Hudson and
                              Glencore, Ltd.  [Certain portions of said
                              Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit (10)(i)89)

            (i)       72--    Amendment No. 1, dated as of November 1, 1999, to
                              the Agreement for the Sale and Purchase of Coal, dated April 1, 1999 between Central Hudson and
                              Arch Coal. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41);
                              Exhibit (10)(i)90)

            (i)       73--    Amendment No. 1, dated June 11, 1999, to the
                              Corporation's Credit Agreement, dated December 4,
                              1998, among the Corporation, certain lenders and Bank One N.A. (formerly the First National Bank of
                              Chicago), as agent.  ((41); Exhibit (10)(i)91)

            (i)       74--    Instrument of Appointment and Acceptance of
                              Agent and Amended and Restated Credit Agreement, dated as of January 3, 2001, among Central Hudson and the Banks referred to thereon.

            (i)       75--    Asset Purchase and Sale Agreement, dated
                              August 7, 2000, by and among Central
                              Hudson, Consolidated Edison Company of
                              New York, Inc., Niagara Mohawk Power
                              Corporation and Dynegy Power Corp.
                              ((44); Exhibit (10)(i)93)

            (i)       76--    Asset Purchase and Sale Agreement, dated
                              August 7, 2000, by and between Central
                              Hudson and Dynegy Power Corp. ((44);
                              Exhibit (10)(i)94)

            (i)       77--    Purchase Price Agreement, dated August 7, 2000,
                              among Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power
                              Corporation and Dynegy Power Corp.  ((44); Exhibit
                              (10)(i)95)

            (i)       78--    Guarantee Agreement, dated August 7, 2000, among
                              Central Hudson, Consolidated Edison Company of New
                              York, Inc., Niagara Mohawk Power Corporation and
                              Dynegy Holdings, Inc. ((44); Exhibit (10)(i)96)

            (i)       79--    Nine Mile Point Unit 2 Nuclear
                              Generating Facility Asset Purchase
                              Agreement, dated as of December 11,
                              2000, by and among Central Hudson,
                              Niagara Mohawk Power Corporation, New
                              York State Electric & Gas Corporation,
                              Rochester Gas and Electric Corporation,
                              Constellation Energy Group, Inc. and

                              Constellation Nuclear LLC.

            (i)       80--    Power Purchase Agreement, dated as of
                              December 11, 2000, by and between Constellation
                              Nuclear, LLC and Central Hudson.

            (i)       81--    Revenue Sharing Agreement, dated as of
                              December 11, 2000, by and between Constellation
                              Nuclear LLC and Central Hudson.

            (i)       82--    Transition Power Agreement, dated
                              January 30, 2001, by and between Central
                              Hudson and Dynegy Power Marketing, Inc.


            (i)       83--    Amended and Restated Credit Agreement,
                              dated July 10, 2000, among CH Energy Group,
                              Inc., certain lenders described
                              therein and Banc One, N.A., as
                              administrative Agent.  ((43); Exhibit
                              (10)(i)92)

            (i)       84--    Amendment II, dated as of December 22,
                              2000, to the Agreement for the Sale and
                              Purchase of Coal, dated April 1, 1999,
                              between Central Hudson and Arch Coal
                              Sales Company, Inc.  [Certain portions
                              of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.]

            (i)       85--    Amendment IV, dated as of December 29,
                              2000, to the Agreement for the Sale and Purchase of Coal made as of December 1, 1996, between Central Hudson and Inter-American Coal N.V. and
                              Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.]

            (iii)      1--    Directors' Deferred Compensation Plan of Central
                              Hudson, effective October 1, 1980. ((16); Exhibit
                              (10)(iii)1)

            (iii)      2--    Executive Deferred Compensation Plan of Central
                              Hudson, effective March 1, 1992. ((20); Exhibit
                              (10)(iii)8)

            (iii)      3--    Retirement Benefit Restoration Plan of Central
                              Hudson, effective May 1, 1993. ((22); Exhibit
                              (10)(iii)10)

            (iii)      4--    Amendment, dated July 23, 1993, to Retirement
                              Benefit Restoration Plan of Central Hudson. ((22);
                              Exhibit (10)(iii)11)

            (iii)      5--    First Amendment, dated December 17, 1993, to
                              Central Hudson's Executive Deferred Compensation
                              Plan. ((29); Exhibit (10)(iii)15)

            (iii)      6--    Executive Incentive Compensation Plan of Central
                              Hudson, effective January 1, 1993. ((24); Exhibit
                              (10)(iii)17)

            (iii)      7--    Agreement, made March 14, 1994, by and between
                              Central Hudson and Mellon Bank, N.A., amending and restating, effective April 1, 1994, Central
                              Hudson's Savings Incentive Plan and related Trust
                              Agreement with The Bank of New York. ((25);
                              Exhibit (10)(iii)18)

            (iii)      8--    Amendment 1, dated July 22, 1994 (effective April
                              1, 1994) to the Amended and Restated Savings
                              Incentive Plan of Central Hudson. ((26); Exhibit
                              (10)(iii)19)

            (iii)      9--    Amendment 2, dated December 16, 1994 (effective
                              January 1, 1995) to the Amended and Restated
                              Savings Incentive Plan of Central Hudson, as amended. ((26); Exhibit (10)(iii)20)

            (iii)     10--    Amendment, dated April 4, 1995, to the Executive
                              Incentive Compensation Plan of Central Hudson.
                              ((30); Exhibit (10)(iii)21)

            (iii)     11--    Stock Plan for Outside Directors of Central
                              Hudson, dated November 17, 1995. ((30); Exhibit
                              (10)(iii)22)

            (iii)     12--    Management Incentive Program of Central Hudson,
                              effective April 1, 1994. ((30); Exhibit
                              (10)(iii)23)

            (iii)     13--    Amendment, dated July 25, 1997, to the Management
                              Incentive Program of Central Hudson, effective
                              August 1, 1997.  ((33); Exhibit (10)(iii)24)

            (iii)     14--    CH Energy Group, Inc. Change-of-Control Severance
                              Policy, effective December 1, 1998. ((40); Exhibit
                              (10)(iii)14)

            (iii)     15--    Form of Employment Agreement, dated October 23,
                              1998, effective December 1, 1998, for all officers of CH Energy Group, Inc. ((40); Exhibit
                              (10)(iii)15)

            (iii)     16--    Employment Agreement, dated October 23, 1998,
                              effective December 1, 1998, between CH Energy
                              Group, Inc. and Paul J. Ganci. ((40; Exhibit
                              (10)(iii)16)

            (iii)     17--    Amendment, dated December 1, 1998, to the
                              Executive Deferred Compensation Plan of Central
                              Hudson. ((40); Exhibit (10)(iii)17)

            (iii)     18--    Amendment, dated December 1, 1998, to the
                              Retirement Benefit Restoration Plan of Central
                              Hudson. ((40; Exhibit (10)(iii)18)

            (iii)     19--    Amendment, dated October 1, 1999 to Central
                              Hudson's Directors Deferred Compensation Plan, effective October 1, 1980. ((41);
                              Exhibit(10)(iii)19)

            (iii)     20--    Instrument of Assignment and Assumption, dated
                              December 15, 1999, assuming CH Energy Group, Inc.
                              the Executive Deferred Compensation Plan of
                              Central Hudson, dated March 1, 1992 and as amended, December 17,

                              1993 and December 1, 1998. ((41); Exhibit
                              (10)(iii)20)

            (iii)     21--    Amended and Restated Stock Plan for Outside
                              Directors of CH Energy Group, Inc. effective
                              December 15, 1999. ((41); Exhibit (10)(iii)21).

            (iii)     22--    Instrument of Assignment and Assumption, dated
                              December 15, 1999, by the Corporation of the Change of Control Severance Policy of Central
                              Hudson, dated December 1, 1998. ((41); Exhibit
                              (10)(iii)22)

            (iii)     23--    Assignment and Assumption, dated December 15,
                              1999, by the Corporation of Central Hudson
                              Employment Agreements, effective December 1, 1998, covering all officers of the Corporation and Central Hudson. ((41); Exhibit (10)(iii)23)

            (iii)     24--    Assignment and Assumption, dated December 15,
                              1999, by the Corporation of Central Hudson
                              Employment Agreement, effective December 1, 1998, covering Paul J. Ganci. ((41); Exhibit
                              (10)(iii)24)

            (iii)     25--    CH Energy Group, Inc. Directors and Executives
                              Deferred Compensation Plan effective January 1,
                              2000. ((41); Exhibit (10)(iii)25)

            (iii)     26--    Trust and Agency Agreement, dated December 15,
                              1999 and effective January 1, 2000, between the Corporation and First America Trust Company for the Corporation's Directors and Executives
                              Deferred Compensation Plan. ((41); Exhibit
                              (10)(iii)26)

            (iii)     27--    Long-Term Performance-Based Incentive Plan of CH
                              Energy Group, Inc. effective January 1, 2000.
                              ((41); Exhibit (10)(iii)27)

            (iii)     28--    CH Energy Group, Inc. Supplementary Retirement
                              Plan, effective December 15, 1999, being an amendment and restatement of the Central Hudson Executive Deferred Compensation
                              Plan as assigned to CH Energy Group, Inc. ((43);
                              Exhibit (10)(ii)29)

            (iii)     29--    Amendment to and Restatement of Central Hudson's
                              Retirement Benefit Restoration Plan, effective as of January 1, 2000. ((43); Exhibit (10)(iii)30)

            (iii)     30--    Form of Employment Agreement, effective December
                              15, 1999, for all officers of CH Energy Group,
                              Inc. and its affiliate companies. ((43); Exhibit
                              (10)(iii)31);

            (iii)     31--    Employment Agreement, dated December 15, 1999,
                              between CH Energy Group, Inc. and Paul J. Ganci.
                              ((43); Exhibit (10)(iii)32)

            (iii)     32--    Amendment Number Three to the Central Hudson
                              Savings Incentive Plan, effective January 1, 2001.

            (iii)     33--    Amendment to the CH Energy Group, Inc.
                              Change-of-Control Severance Policy, effective
                              August 1, 2000.

(12) -- Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

(21) --     Affiliates of the Corporation:


                              State or other    Name under which
                              Jurisdiction of   Affiliate conducts
Name of Affiliate             Incorporation     Business
-----------------             ---------------   ------------------

Central Hudson Gas            New York          Central Hudson Gas
& Electric Corporation                          Electric Corporation

Central Hudson Energy         New York          Central Hudson Services, Inc.
Energy Services, Inc.

Phoenix Development           New York          Phoenix Development
Company, Inc.                                   Company, Inc.

Greene Point                  New York          Greene Point

Development Corporation                         Development Corporation

CH Resources, Inc.            New York          CH Resources, Inc.

CH Syracuse                   New York          CH Syracuse Properties,
Properties, Inc.                                Inc.

CH Niagara                    New York          CH Niagara Properties,
Properties, Inc.                                Inc.

Central Hudson                New York          Central Hudson
Enterprises Corporation                         Enterprises Corporation

SCASCO, Inc.                  Connecticut       SCASCO, Inc.

Island Sound                  Delaware          Island Sound Commercial
Commercial Energy                               Energy Sales, Inc.
Sales, Inc.                                     (merged into SCASCO,
                                                Inc. 12/31/99)

Prime Industrial              New York          Prime Industrial Energy
Energy Services, Inc.                           Services, Inc.

Griffith Energy               New York          Griffith Energy
Services, Inc.                                  Services, Inc.


(23) --     Consent of Experts:

            The consents of PricewaterhouseCoopers LLP.

(24) --     Powers of Attorney:

            Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Paul J. Ganci.

(99) --     Additional Exhibits:

            (i)  1--   Stipulation and Order on Consent signed on behalf of
                       the Department of Environmental Protection of the City of New York, Environmental Defense Fund, Inc., Department of
                       Environmental Conservation of the State of New York,
                       Central Hudson Gas & Electric Corporation and Consolidated Edison Company of New York, Inc. ((23);
                       Exhibit 28.1)

            (i)  2--   Settlement Agreement on Issues Related to Nine Mile Two
                       Nuclear Plant, dated June 6, 1990, among the Staff of the
                       Department of Public Service, the Consumer Protection
                       Board, the Attorney General of the State of New York,
                       Assemblyman Maurice Hinchey, Multiple Intervenors,
                       Central Hudson, Long Island Lighting Company, New York
                       State Electric & Gas Corporation, Niagara Mohawk Power
                       Corporation and Rochester Gas and Electric Corporation.
                       ((19); Exhibit (28)(i)4)

            (i)  3--   Order on Consent signed on behalf of the New York
                       State Department of Environmental Conservation and
                       Central Hudson relating to Central Hudson's former manufactured gas site located in Newburgh, New York.
                       ((28); Exhibit (99)(i)5)

            (i)  4--   Summary of principal terms of the Amended and
                       Restated Settlement Agreement, dated January 2, 1998, among Central Hudson, the Staff of the Public Service
                       Commission of the State of New York and the New York
                       State Department of Economic Development. ((32); Exhibit
                       99(1))

            (i)  5--   Central Hudson's acceptance, dated February 26, 1998,
                       of the Order of the Public Service Commission of the State of New York, issued and effective February 19,
                       1998, adopting the terms of Central Hudson's Amended and Restated Settlement subject to modifications and conditions. ((34); Exhibit 99(1))

            (i)  6--   Order of the Public Service Commission of the State of
                       New York, issued and effective February 19, 1998, adopting the terms of Central Hudson's Amended Settlement
                       Agreement, subject to certain modifications and conditions. ((34); Exhibit (10)(1))

            (i)  7--   Order of the Public Service Commission of the State of
                       New York, issued and effective June 30, 1998, explaining in greater detail and reaffirming its Abbreviated Order, issued and effective February 19, 1998, which February 19, 1998
                       Order modified, and as modified, approved the Amended and Restated Settlement Agreement, dated January 2, 1998, entered into among Central Hudson, the PSC Staff and others as part of the PSC's "Competitive Opportunities" proceeding (ii) the Order, dated June 24, 1998, of the Federal Energy Regulatory Commission conditionally authorizing the establishment of an Independent System
                       Operator by the member systems of the New York Power Pool and (iii) disclosing, effective August 1, 1998, Paul J.
                       Ganci's appointment by Central Hudson's Board of
                       Directors as President and Chief Executive Officer and
                       John E. Mack III's (formerly Chairman of the Board and
                       Chief Executive Officer) continuation as Chairman of the Board. (35)

            (i)  8--   Order of the Public Service Commission of the State of
                       New York, issued and effective December 20, 2000, authorizing the transfer of the Danskammer Plant and the Roseton Plant.

            (i)  9 --  Order of the Public Service Commission of the State of
                       New York, issued and effective January 25, 2001, clarifying prior Order relating to the approval of the transfer of the Danskammer Plant and the Roseton Plant.

The following are notes to the Exhibits listed above:

            (1) Incorporated herein by reference to Central Hudson's Quarterly report on Form 10-Q for fiscal quarter ended September 30, 1993 (File No. 1-3268).

            (2) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992 (File No. 1-3268).

            (3) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-65127.

            (4) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-67537.

            (5) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-69640

            (6)   (a)  Incorporated herein by reference to  Prospectus
                       Supplement Dated May 28, 1992 (To Prospectus Dated April 13, 1992) relating to $125,000,000 principal amount of First Mortgage Bonds, designated Secured Medium-Term Notes, Series A, and to the Prospectus Dated April 13, 1992 relating to $125,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(5) under the Securities Act of 1933, in connection with Registration Statement No. 33-46624.

                  (b) Incorporated herein by reference to Pricing Supplement No. 1, Dated June 4, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement No. 33-46624.

                  (c) Incorporated herein by reference to Pricing Supplement No. 2, Dated June 4, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement No. 33-46624.

                  (d) Incorporated herein by reference to Pricing Supplement No. 3, Dated June 4, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement No. 33-46624.

                  (e) Incorporated herein by reference to Pricing Supplement No. 4, Dated August 20, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992), as filed with the Securities and Exchange

                       Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement No. 33-46624.

                  (f) Incorporated herein by reference to Pricing Supplement No. 5, Dated August 20, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement No. 33-46624.

                  (g) Incorporated herein by reference to Pricing Supplement No. 6, Dated July 26, 1993 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement No. 33-46624.

                  (h) Incorporated herein by reference to Pricing Supplement No. 7, Dated July 26, 1993 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement No. 33-46624.

            (7) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated May 27, 1992 (File No. 1-3268).

            (8)   (a)  Incorporated herein by reference to  Prospectus
                       Supplement Dated May 28, 1992 (To Prospectus Dated April 13, 1992) relating to $125,000,000 principal amount of Medium-Term Notes, Series A, and to the Prospectus Dated April 13, 1992, relating to $125,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(5) under the Securities Act of 1933, in connection with Registration Statement No. 33-46624.

                  (b) Incorporated herein by reference to Pricing Supplement No. 1, Dated June 26, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement No. 33-46624.

                  (c) Incorporated herein by reference to Pricing Supplement No. 2, Dated October 6, 1993 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement No. 33-46624.

            (9) Incorporated herein by reference to Prospectus Supplement Dated May 15, 1995 (To Prospectus Dated April 4, 1995) relating to $80,000,000 principal amount of First Mortgage Bonds, designated Secured Medium-Term Notes, Series B, and the Prospectus Dated April 4, 1995, relating to (i) $80,000,000 of Central Hudson's Debt Securities and Common Stock, $5.00 par value, but not in excess of $40 million aggregate initial offering price of such Common Stock and (ii) 250,000 shares of Central Hudson's Cumulative Preferred Stock, par value $100 per share, which may be issued as 1,000,000 shares of Depositary Preferred Shares each representing 1/4 of a share of such Cumulative Preferred Stock attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-56349.

            (10)  (a)  Incorporated herein by reference to Prospectus
                       Supplement Dated August 24, 1998 (To Prospectus Dated April 4, 1995) relating to $80,000,000 principal amount of Medium-Term Notes, Series B, and the Prospectus Dated April 4, 1995, relating to (i) $80,000,000 of Central Hudson's Debt Securities and Common Stock, $5.00 par value, but not in excess of $40 million aggregate initial offering price of such Common Stock and (ii) 250,000 shares of Central Hudson's Cumulative Preferred Stock, par value $100 per share, which may be issued as 1,000,000 shares of Depositary Preferred Shares each representing 1/4 of a share of such Cumulative Preferred Stock attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-56349.

                  (b) Incorporated herein by reference to Pricing Supplement No. 1, Dated September 2, 1998 (To Prospectus Dated April 4, 1995, as supplemented by a Prospectus Supplement Dated August 24, 1998), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(2) under the Securities Act of 1933 in connection with Registration Statement No. 33-56349.

            (11) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-50276.

            (12) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-54690.

            (13) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-58500.

            (14) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (File No. 1-3268).

            (15)       [Reserved]

            (16) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-3268).

            (17) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-3268).

            (18)       [Reserved]

            (19) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-3268).

            (20) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-3268).

            (21) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992 (File No. 1-3268).

            (22) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-3268).

            (23) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated May 15, 1987 (File No. 1-3268).

            (24) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-3268).

            (25) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (File No. 1-3268).

            (26) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-3268).

            (27) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated May 15, 1995 (File No. 1-3268).

            (28) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-3268).

            (29) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No. 1-3268).

            (30) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-3268).

            (31) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated April 1, 1997 (File No. 1-3268).

            (32) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated January 7, 1998 (File No. 1-3268).

            (33) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended December 8, 1998 (File No. 1-3268).

            (34) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated February 10, 1998 (File No. 1-3268).

            (35) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated July 24, 1998 (File No. 1-3268).

            (36) (a) Incorporated herein by reference to Prospectus Supplement Dated January 8, 1999 (To Prospectus Dated January 7,
                       1999) relating to $110,000,000 principal amount of Medium-Term Notes, Series C, and to the Prospectus Dated January 7, 1999, relating to $110,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(2) under the Securities Act of 1933, in connection with Registration Statement Nos. 333-65597 and 33-56349.

                 (b) Incorporated herein by reference to Pricing Supplement No. 1, Dated January 12, 1999 (To Prospectus Dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement Nos. 333-65597 and 33-56349.

                 (c) Incorporated herein by reference to Pricing Supplement No. 2, Dated January 26, 2000 (To Prospectus dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with Registration Statement Nos. 333-65597 and 33-56349.

                  (d) Incorporated herein by reference to Pricing Supplement No. 3, dated June 8, 2000 (To Prospectus dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with Registration Statement Nos. 333-65597 and 33-56349)

            (37) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 333-52797).

            (38) Incorporation herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 1-3268).

            (39) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K dated December 15, 1999 (File No. 1-3268)

            (40) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-3268).

            (41)       Incorporated herein by reference to the
                       Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-52797).

            (42)       Incorporated herein by reference to the

                       Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 0-30512).

            (43) Incorporated herein by reference to the Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 0-30512).

            (44) Incorporated herein by reference to the Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (File No. 0-30512).

  * Exhibits preceded by an asterisk have heretofore been classified as basic documents under previous Rule 24(b) of the SEC Rules of Practice.