Form 10-Q
period 2001-03-31
CH ENERGY GROUP INC
filed 2001-05-10
CIK 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................March 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.................to.....................
Commission file number.........................................0-30512

                              CH ENERGY GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                  14-1804460
---------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK             12601-4879
---------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

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

         Common stock, par value $.10 per share; and the number of shares outstanding of Registrant's common stock, as of March 31, 2001, was 16,362,087.

                              CH ENERGY GROUP, INC.
                              ---------------------

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
                 ----------------------------------------------

                                      INDEX
                                      -----

         PART I - FINANCIAL INFORMATION                                 PAGE
         ------------------------------                                 ----
Item 1 -  Consolidated Financial Statements                               1

          Consolidated Statement of Income -
           Three Months Ended March 31, 2001 and 2000                     1

          Consolidated Statement of Comprehensive Income
           Three Months Ended March 31, 2001 and 2000                     2

          Consolidated Balance Sheet - March 31, 2001
           and December 31, 2000                                          3

          Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 2001 and 2000                     5

          Notes to Consolidated Financial Statements                      6

Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                    13

Item 3 -  Quantitative and Qualitative Disclosure
           about Market Risk                                             19

         PART II - OTHER INFORMATION
         ---------------------------

Item 1 -  Legal Proceedings                                              19

Item 4 -  Submission of Matters to a Vote of
           Security Holders                                              20

Item 5 -  Other Information                                              21

Item 6 -  Exhibits and Reports on Form 8-K                               21

Signatures                                                               22

Exhibit Index

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                   ITEM I - CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                               For the 3 Months Ended March 31,
                                                                   2001               2000
                                                                 --------           --------
                                                                    (Thousands of Dollars)
Operating Revenues
  Electric ..................................................    $115,255           $118,140
  Gas .......................................................      53,613             40,840
  Unregulated Affiliate .....................................      73,641             18,970
                                                                ---------          ---------
      Total Operating Revenues ..............................     242,509            177,950
                                                                ---------          ---------

Operating Expenses
  Operation:
    Fuel used in electric generation and
       purchased electricity ................................      57,821             49,265
    Purchased natural gas ...................................      37,923             24,830
                                                                   39,773              3,029
    Other expenses of operation - regulated activities ......      31,307             32,285
    Other expenses of operation - unreg. affiliate activities      14,368              6,587
  Depreciation and amortization .............................      10,349             12,489
  Taxes, other than income tax ..............................      14,939             16,107
  Federal/State income tax ..................................      11,683              9,072
                                                                ---------          ---------
                                                                  218,163            153,664
                                                                ---------          ---------

Operating Income ............................................      24,346             24,286
                                                                ---------          ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction .......          81                 --
  Federal/State income tax ..................................      (1,352)               (52)
  Other - net ...............................................       6,431              2,659
                                                                ---------          ---------
                                                                    5,160              2,607
                                                                ---------          ---------

Income before Interest Charges ..............................      29,506             26,893
                                                                ---------          ---------

Interest Charges

  Interest on mortgage bonds ................................       2,570              3,205
  Interest on other long-term debt ..........................       3,348              2,702
  Other interest ............................................       4,535              2,218
  Allowance for borrowed funds used during construction .....         (64)              (153)
                                                                ---------          ---------
                                                                   10,389              7,972

Preferred Stock Dividends of Central Hudson .................         807                807

Net Income ..................................................      18,310             18,114
Dividends Declared on Common Stock ..........................       8,835              9,097
                                                                ---------          ---------

Balance Retained in the Business ............................      $9,475             $9,017
                                                                =========          =========

Common Stock:
    Average Shares Outstanding (000s) .......................      16,362             16,860

    Earnings Per Share (Basic and Diluted) ..................       $1.12              $1.07

    Dividends Declared ......................................      $0.540             $0.540


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                        For the 3 Months Ended March 31,
                                                                              2001            2000
                                                                            --------        --------
                                                                            (Thousands of Dollars)
Net Income ...........................................................       $18,310         $18,114

Other comprehensive income, net of tax:
   FAS 133 transition adjustment - cumulative effect of
    unrealized gains (losses) at implementaiton date of
    January 1, 2001 ..................................................        (1,896)             --
       Less:  reclassification adjustment for gains (losses)
                 realized in net income ..............................          (535)             --
       Plus:  change in fair value for transition adjustment amounts..           583              --
                                                                            --------         -------
                 Balance of FAS 133 transition adjustment amounts ....          (778)             --
   FAS 133 - Other deferred unrealized gains (losses) ................            --              --
                                                                            --------         -------
Other comprehensive income (loss) ....................................          (778)             --
                                                                            --------         -------

Comprehensive Income .................................................       $17,532         $18,114
                                                                            ========         =======

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                         March 31,      December 31,
                                                            2001            2000
                            ASSETS                      (Unaudited)      (Audited)
                                                       ------------     -----------
                                                           (Thousands of Dollars)
Utility Plant
       Electric ....................................     $565,563       $1,277,617
       Gas .........................................      175,322          172,242
       Common ......................................      101,203           99,353
       Nuclear fuel ................................       46,698           46,688
                                                       ----------       ----------
                                                          888,786        1,595,900

       Less:  Accumulated depreciation .............      324,003          668,168
                  Nuclear fuel amortization ........       41,448           40,762
                                                       ----------       ----------
                                                          523,335          886,970

       Construction work in progress ...............       40,023           43,882
                                                       ----------       ----------
               Net Utility Plant ...................      563,358          930,852
                                                       ----------       ----------

Other Property and Plant ...........................       43,627           42,979
                                                       ----------       ----------

Prefunded Pension Costs and Other Investments
        Prefunded Pension Costs ....................       68,098           63,390
        Other Investments ..........................      242,262           23,201
                                                       ----------       ----------
Total Prefunded Pension Costs and Other Investments       310,360           86,591
                                                       ----------       ----------

Intangible Assets ..................................       68,359           68,458

Current Assets
       Cash and cash equivalents ...................      365,157           28,318
       Accounts receivable from customers-net of
             allowance for doubtful accounts .......       99,559          109,403
       Accrued unbilled utility revenues ...........       15,954           19,751
       Other receivables ...........................        4,770            5,352
       Fuel, materials and supplies, at average cost       13,554           30,629
       Special deposits and prepayments ............       19,771           21,608
                                                       ----------       ----------
                Total Current Assets ...............      518,765          215,061
                                                       ----------       ----------
Deferred Charges
       Regulatory assets ...........................       65,746          155,230
       Unamortized debt expense ....................        4,694            4,869
       Other .......................................       23,717           26,933
                                                       ----------       ----------
                Total Deferred Charges .............       94,157          187,032
                                                       ----------       ----------

Accumulated Deferred Income Tax (Net) ..............       38,134               --
                                                       ----------       ----------

                          Total Assets .............   $1,636,760       $1,530,973
                                                       ----------       ----------

                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                      March 31,      December 31,
                                                                                         2001            2000
                          CAPITALIZATION AND LIABILITIES                             (Unaudited)      (Audited)
                                                                                    ------------     -----------
                                                                                        (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               shares issued ($.10 par value):
                 3/31/2001  = 16,862,087
                 12/31/2000 = 16,862,087 .......................................        $1,686          $1,686
        Paid-in capital ........................................................       351,230         351,230
        Retained earnings ......................................................       157,298         147,824
        Reacquired capital stock (500,000 shares) ..............................       (18,766)        (18,766)
        Other Comprehensive Income -
            Unrealized Derivative Gains (Losses) ...............................          (778)             --
        Capital stock expense ..................................................        (1,214)         (1,232)
                                                                                   -----------     -----------
                Total Common Stock Equity ......................................       489,456         480,742
                                                                                   -----------     -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ...............................        21,030          21,030
             Subject to mandatory redemption ...................................        35,000          35,000
                                                                                   -----------     -----------
                Total Cumulative Preferred Stock ...............................        56,030          56,030
                                                                                   -----------     -----------

        Long-term Debt .........................................................       320,877         320,369
                                                                                   -----------     -----------
                Total Capitalization ...........................................       866,363         857,141
                                                                                   -----------     -----------

Current Liabilities
        Current maturities of long-term debt ...................................        62,610          62,610
        Notes payable ..........................................................           250         165,000
        Accounts payable .......................................................        59,405          63,845
        Accrued interest .......................................................         7,276           7,256
        Dividends payable ......................................................         9,643           9,643
        Accrued vacation .......................................................         3,900           4,472
        Customer deposits ......................................................         4,950           4,637
        Accrued taxes payable ..................................................       250,804           3,087
        Other ..................................................................         5,433           8,005
                                                                                   -----------     -----------
                Total Current Liabilities ......................................       404,271         328,555
                                                                                   -----------     -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities .................................................       310,116         118,574
        Operating reserves .....................................................         5,324           4,755
        Other ..................................................................        50,686          27,120
                                                                                   -----------     -----------
                Total Deferred Credits and Other Liabilities ...................       366,126         150,449
                                                                                   -----------     -----------

Accumulated Deferred Income Tax ................................................            --         194,828
                                                                                   -----------     -----------


                         TOTAL CAPITALIZATION AND LIABILITIES ..................    $1,636,760      $1,530,973
                                                                                   -----------     -----------


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the 3 Months Ended
                                                                                         March 31,
                                                                                  2001             2000
                                                                               ---------         ---------
                                                                                  (Thousands of Dollars)
OPERATING ACTIVITIES:
     Net Income.............................................................    $18,310           $18,114

        Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation, amortization & nuclear fuel amortization........     11,455            13,437
              Deferred income taxes, net....................................     (1,645)             (542)
              Nine Mile 2 Plant deferred finance charges, net...............         95            (1,214)
              Provision for uncollectibles..................................        625               625
              Net accrued/deferred pension costs............................     (3,943)           (3,700)
              Deferred gas costs/gas refunds................................        695             3,784
              Deferred revenues per 1998 Settlement Agreement...............     10,080             3,886
              Other, net....................................................         27            (3,418)

           Changes in current assets and liabilities, net:
              Accounts receivable and unbilled revenues.....................     12,909            (6,252)
              Fuel, materials and supplies..................................      2,755               887
              Special deposits and prepayments..............................      1,837            (7,715)
              Accounts payable..............................................     (4,440)           (6,897)
              Accrued taxes and interest....................................    220,959            13,017
              Deferred taxes related to sale of plants and NMP2 write-off...   (233,876)               --
              Other, net....................................................     (2,829)           (4,347)
                                                                              ---------         ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................     33,014            19,665
                                                                              ---------         ---------
INVESTING ACTIVITIES:

        Proceeds from sale of fossil generation plants .....................    713,202                --
        Investment of proceeds from sale of plants .........................   (219,200)               --
        Additions to plant..................................................    (15,972)          (14,419)
        Investment activity of unregulated affiliate .......................     (4,723)           (1,343)
        Nine Mile 2 Plant decommissioning trust fund .......................       (217)             (217)
        Other, net..........................................................      3,821              (232)
                                                                              ---------         ---------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................    476,911           (16,211)
                                                                              ---------         ---------
FINANCING ACTIVITIES:

        Proceeds from issuance of long-term debt............................        500             7,500
        Repayments of short-term debt.......................................   (164,750)          (11,500)
        Dividends paid on common stock .....................................     (8,836)           (9,106)
        Reacquired capital stock ...........................................         --              (380)
        Issuance and Redemption Costs.......................................         --               (11)
                                                                              ---------         ---------

        NET CASH USED IN FINANCING ACTIVITIES ..............................   (173,086)          (13,497)
                                                                              ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS.....................................    336,839           (10,043)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR...............................     28,318            20,385
                                                                              ---------         ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD...................................   $365,157           $10,342
                                                                              =========         =========


Supplemental Disclosure of Cash Flow Information

        Interest paid (net of amounts capitalized)..........................     $6,613            $2,947

        Federal & State income tax paid.....................................     $6,400                --


                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

         The accompanying Consolidated Financial Statements of CH Energy Group, Inc. (herein the Corporation) are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the Corporation's Annual Report, on Form 10-K, for the year ended December 31, 2000 (Corporation's 10-K Report).

         Due to the seasonal nature of the Corporation's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - REGULATORY MATTERS

         Reference is made to Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporation's 10-K Report under the caption "Impact of Settlement Agreement on Accounting Policies," hereinafter the Settlement Agreement.

         At December 31, 2000, net regulatory assets of Central Hudson Gas & Electric Corporation (Central Hudson), a wholly owned subsidiary of the Corporation, associated with Central Hudson's fossil-fueled generating assets, including asbestos litigation costs and Clean Air Act credits, totaled $1.9 million. Since the fossil-fueled net regulatory assets were offset against the sale proceeds (from the sale, on January 30, 2001, of Central Hudson's interests in the Danskammer and Roseton Plants) in excess of the net book value of Central Hudson's interests in the Danskammer and Roseton Plants, the balance in these accounts at March 31, 2001 is zero. (See Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations 10-K Report under the caption "Sale of Generating Plants.")

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

         As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in the Corporation's 10-K Report,

Central Hudson had received approval from its shareholders and regulators to form a holding company. The holding company restructuring occurred on December 15, 1999. As of March 31, 2001, $28 million of the $100 million authorized by the Public Service Commission of the State of New York (PSC) under the Settlement Agreement (described under such caption) has been transferred from Central Hudson to the competitive business subsidiaries of Central Hudson Energy Services, Inc. (CH Services), an unregulated affiliate of the Corporation, as those competitive business subsidiaries are described in Item 1 of the Corporation's 10-K Report under the caption "Affiliates of the Corporation."

RATE PROCEEDINGS - ELECTRIC AND GAS

         Reference is made to Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporation's 10-K Report under the caption "Rate Proceedings - Electric and Gas." On August 1, 2000, Central Hudson filed a major rate and restructuring proposal with the PSC. On April 24, 2001, the Administrative Law Judge (ALJ) assigned to this proceeding issued a recommended decision addressing Central Hudson's and other parties' positions. Central Hudson is reviewing the content of the ALJ's decision and will file its response on May 15, 2001. The Corporation can make no prediction as to what determinations the PSC will ultimately make with respect to this proceeding. The PSC is expected to act on this proceeding by July 1, 2001.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

         Reference is made to Note 11 - "Segments and Related Information" to the Consolidated Financial Statements included in the Corporation's 10-K Report.

         The Corporation's primary reportable operating segments are the regulated electric and gas operations of Central Hudson. The Corporation's "Unregulated Segment" consists of the competitive business affiliates of CH Services. The segments currently operate in the Northeast and Mid-Atlantic regions of the United States.

         Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of the common property have been allocated to the segments in accordance with practice established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - FAS 131 Quarter Ended March 31,

                                                              2001
                                                              ----
                                                       (Thousands of Dollars)
                                              Regulated           Unregulated      Total
                                              ---------           -----------      -----
                                       Electric        Gas
                                       --------       ------
Revenues from external customers       $115,229       $53,444       $73,641       $242,314
Intersegment revenues                        26           169          --              195
                                       --------       -------       -------       --------

         Total revenues                $115,255       $53,613       $73,641       $242,509

Earnings per share                        $0.43         $0.41         $0.28          $1.12

                                                              2000
                                                              ----
                                                       (Thousands of Dollars)
                                              Regulated           Unregulated      Total
                                              ---------           -----------      -----
                                       Electric        Gas
                                       --------       ------

Revenues from external customers       $118,117       $40,423       $18,970       $177,510
Intersegment revenues                        23           417          --              440
                                       --------       -------       -------       --------

         Total revenues                $118,140       $40,840       $18,970       $177,950

Earnings per share                        $0.71         $0.35         $0.01          $1.07

NOTE 4 - NEW ACCOUNTING STANDARDS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS 133

         Reference is made to Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" of the Corporation's 10-K Report and also, Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements under the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement." These sections of the Corporation's 10-K provide background information regarding its risk management policy and practices for minimizing price risk associated with commodity purchases and the development of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments, with certain limited exceptions including the "normal purchases and sales" exception, be recognized at fair value on the Corporation's balance sheet effective January 1, 2001 with offsetting gains or losses recognized in earnings. The standard also permits the deferral of such gains or losses if stringent hedge accounting provisions are met.

         The Corporation implemented SFAS 133 on January 1, 2001 and recognized a net of tax transition adjustment of $(1.9) million to other comprehensive income for the initial adoption of SFAS 133. This amount represents the cumulative effect of a change in accounting principle for unrealized losses related to derivatives re-designated as cash flow hedges. Actual gains and losses related to these derivatives will be realized during the period January 2001 through December 2001.

         Central Hudson utilizes derivative instruments (natural gas futures, basis swaps and contracts for differences) to hedge the exposure to the variability in cash flows associated with forecasted sales of natural gas and forecasted purchases and sales of electricity. These derivatives have not been formally designated as hedges under the provisions of SFAS 133 because the related gains and losses are included as part of Central Hudson's commodity cost and/or price reconciled in its natural gas and electric service charge clauses and, therefore, deferred for passback or recovery to customers under these adjustment mechanisms. The total net gain associated with settled and open derivatives was not material to the Corporation's financial position or results of operation.

         CH Services utilizes derivative instruments to hedge variability in cash flows associated with forecasted sales and purchases of electricity. These cash flow hedges have been highly effective and no gains or losses from ineffectiveness were recorded during the three months ended March 31, 2001. The offsetting earning's impact for the change in fair value of these cash flow hedges is deferred to other comprehensive income (OCI) and is reclassified to earnings when earnings are affected by the hedged transactions (forecasted purchase or sale). As amounts are reclassified from OCI, the impact on earnings is offset by the recognition of the hedged transactions. Gains and losses restored to earnings are recorded as part of the cost or price of the related commodity. The net of tax balance in OCI of $(778,000) is expected to be restored to earnings by the end of the year.

         CH Services also employs derivatives to hedge the fair value of part of its heating oil inventory. These hedges are also highly effective and no hedge ineffectiveness has been recorded during the three months ended March 31, 2001. The assessment of hedge effectiveness excludes the change in the fair value of the premium paid for these derivative instruments. Such premiums, which are not material, are expensed based on the change in their fair value.

PLANT DECOMMISSIONING

         Reference is made to the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Corporation's 10-K Report. In February 2000, the FASB issued an exposure draft proposing to amend the initial FASB exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." The title of the February 17, 2000 exposure draft is "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," and the FASB is proposing that the statement be effective for financial statements for fiscal years beginning after June 15, 2001. During the first quarter of 2001, the FASB continued to deliberate issues raised in comment letters received, and a final statement is expected to be issued during the second quarter of 2001. The Corporation can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation.

PROPERTY, PLANT AND EQUIPMENT

         On April 25, 2001, the American Institute of Certified Public Accountants (AICPA) issued a proposed Statement of Position (SOP) called "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." The AICPA is developing the above SOP to enhance financial reporting consistency by establishing uniform criteria for when costs associated with property, plant and equipment (PP&E) in all industries should be capitalized or expensed. The SOP would apply to all PP&E costs reported in financial statements prepared under Generally Accepted Accounting Principles (GAAP). The proposal would increase expenses by requiring detailed component accounting, a charge for the remaining net book value of a replaced PP&E or a component, and the expensing of certain indirect and overhead costs currently permitted to be capitalized. The proposal also addresses the accounting for planned major maintenance activities and would prohibit the accrual of a liability for these costs prior to their being incurred. Comments are due on the SOP by July 25, 2001. This SOP is effective for financial statements for fiscal years beginning after December 15, 2001. The Corporation can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation and/or its affiliates.

BUSINESS COMBINATIONS

         On February 14, 2001, the Financial Accounting Standards Board (FASB), issued for public comment its tentative decisions on the accounting for goodwill in a limited Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill." The Exposure Draft focuses on the accounting for goodwill and other purchased intangible assets and the fundamental issues related to the methods of accounting for business combinations, including whether there is a need for two separate and distinct methods. Under the proposal, goodwill would not be amortized but would be reviewed for impairment. Re-deliberation of the proposed requirements in the revised Exposure Draft on goodwill was expected to begin in April 2001. FASB plans to issue a final Statement in June 2001 that will incorporate its decisions on the purchase versus pooling method of accounting for business combinations and the accounting for goodwill and other purchased intangible assets. The Corporation can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation and/or its affiliates.

NOTE 5 - STOCK-BASED COMPENSATION INCENTIVE PLANS

         Reference is made to Note 9 - "Stock-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporation's 10-K Report. The Corporation has a Long-Term

Performance-Based Incentive Plan (Plan) for executive officers and other key employees of the Corporation and its affiliates, effective January 1, 2000. The aggregate number of shares of Common Stock of the Corporation available for the grant of awards is 500,000.

         At the Corporation's annual meeting held April 24, 2001, the shareholders approved an amendment to the Plan to revise the definition of Plan Participants to include Non-Employee Directors effective January 1, 2001. The amendment provides that Non-qualified Stock Options (Options) for a term of ten
(10) years be granted automatically to Non-Employee Directors of the Corporation. Each Non-Employee Director was initially granted 3,000 Options, effective January 1, 2001; and 1,000 Options will be granted to each Director each January 1 thereafter. The amendment also stipulates that the exercise price is the Fair Market Value of the Corporation's underlying Common Stock on the date of the grant, that the Options are immediately exercisable, and that no other Awards under the Plan will be granted to Non-Employee Directors.

         Also, an additional 34,300 Options were granted to executive officers and other key employees of the Corporation and its affiliates by the Compensation and Succession Committee of the Corporation's Board of Directors, effective as of January 1, 2001. The Options are exercisable over a period of ten years, with 40% vesting after two years and 20% each year thereafter for the following three years. The exercise price is $44.06 per share and is based on the average market price (as traded on the New York Stock Exchange on January 2, 2001). The Committee also granted a total of 7,230 Performance Shares to such officers/key employees effective as of January 1, 2001, on the basis of achieving superior total shareholder return over a three-year period ending December 31, 2003, as measured against an industry index.

         SFAS No. 123 requires a company to disclose pro forma net income and earnings per share as if the resulting stock-based compensation amounts were recorded in the Consolidated Statement of Earnings. The effect of these Plan Awards on net income as well as basic diluted earnings per share of the Corporation was not material for the quarter ended March 31, 2001.

         A summary of the status of Options awarded to executive officers and other key employees and Non-Employee Directors of the Corporation and its affiliates under the Plan as of March 31, 2001 is as follows:

                                            Weighted
                                             Average
                                             Exercise          Remaining
                                Shares         Price       Contractual Life
                                -------------------------------------------
Outstanding at 1/1/01           30,300        $31.94          8 3/4 years
         Granted                59,900         44.06          9 3/4 years
         Exercised                  --            --
         Forfeited                  --            --
Outstanding at 3/31/01          90,200        $39.98

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Corporation faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 10 - "Commitments and Contingencies," to the Consolidated Financial Statements included in the Corporation's 10-K Report. Except for that which is disclosed in
Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 2001, and all documents previously filed with the Securities and Exchange Commission in 2001, there have been no material changes in the subject matters discussed in said Note 10.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

         The growth of retained earnings in the first three months of 2001 contributed to the increase in the book value of common stock from $29.38 at December 31, 2000 to $29.91 at March 31, 2001. This, along with short-term debt retirement, contributed to the increase in the common equity ratio from 44.3% at December 31, 2000 to 52.7% at March 31, 2001.

         As part of the holding company restructuring, referred to in Note 2 of the Consolidated Financial Statements contained herein, the Corporation has established a revolving credit agreement with five commercial banks for borrowing up to $170 million through December 4, 2001.

         Central Hudson has $50 million of committed short-term credit facilities available and has also entered into a revolving credit agreement with several commercial banks. Authorization from the PSC limits the short-term borrowing amount Central Hudson may have outstanding, at any time, to $52 million in the aggregate.

         CH Services has a $12.5 million line of credit with a commercial bank, and as of March 31, 2001, there was no outstanding balance.

         At March 31, 2001, the Corporation had $250,000 of short-term debt outstanding. Investments in short-term securities including cash and cash equivalents were $365.2 million at the end of March 2001.

EARNINGS PER SHARE

         Earnings per share of common stock were $1.12 for the first quarter of 2001, as compared to $1.07 for the first quarter of 2000, an increase of 5%. During that quarter, $.30 per share were earned but deferred under the terms of the Settlement Agreement to provide future customer benefits--the last such deferral required under the terms of the Settlement Agreement.

         The increase in earnings per share for the quarter ended March 31, 2001, as compared to the same period in 2000, resulted primarily from an increase in earnings of CH Services. The improvement in earnings is due primarily to the earnings of Griffith Energy Services, Inc. (Griffith), a subsidiary of CH Services, which was acquired in November 2000. In addition, there was an increase in Central Hudson's gas net operating revenues (net of the cost of gas and revenue taxes) primarily due to an overall increase in own territory gas sales. Increases in residential and commercial sales reflect increased heating sales due to a colder winter. Billing heating degree days were 10% higher in the quarter ended March 31, 2001 than in the same quarter last year. Another reason for the increase in earnings was the favorable effect of the Corporation's common stock repurchase program in 2000. Finally, due to Central Hudson's sale of its interests in the Danskammer and Roseton Plants on January 30, 2001 to Dynegy Power Corp., Central Hudson was required to revise its electric rate schedules on an interim basis, effective February 1, 2001, and eliminate charges associated with those plants. These revisions had an immaterial effect on earnings compared to the first quarter of 2000.

         These increases in earnings were partially offset by a reduction in other revenues, primarily an increase in revenues deferred in accordance with the excess earnings provision of the Settlement Agreement. Also offsetting the increase was the net effect of various other immaterial items.

         During the first quarter, the Corporation established a 500,000 share common stock repurchase program for 2001. However, no repurchase transactions took place by March 31, 2001 and did not affect financial results for the quarter ended March 31, 2001.

RESULTS OF OPERATIONS

         The following table reports the variation in the results of operations for the three months ended March 31, 2001 compared to the same period in 2000:

                                                  3 MONTHS ENDED MARCH 31,
                                             ----------------------------------
                                                                     INCREASE
                                             2001         2000       (DECREASE)
                                             ----         ----       ----------
                                                  (Thousands of Dollars)

Operating Revenues ..................      $242,509      $177,950      $64,559
Operating Expenses ..................       218,163       153,664       64,499
                                           --------      --------      -------
Operating Income ....................        24,346        24,286           60
Other Income ........................         5,160         2,607        2,553
                                           --------      --------      -------
Income before Interest
 Charges ............................        29,506        26,893        2,613
 Interest Charges ...................        10,389         7,972        2,417
                                           --------      --------      -------

Preferred Stock Dividends of
 Central Hudson .....................           807           807           --
                                           --------      --------      -------

Net Income ..........................      $ 18,310      $ 18,114      $   196
Dividends Declared on Common
 Stock ..............................         8,835         9,097         (262)
                                           --------      --------      -------
Amount Retained in Business .........      $  9,475      $  9,017      $   458
                                           ========      ========      =======

OPERATING REVENUES

         Operating revenues increased $64.6 million (36%) for the first quarter of 2001 as compared to the first quarter of 2000. Details of these revenue changes by electric, gas and other departments are as follows:

                                        INCREASE (DECREASE) FROM PRIOR PERIOD
                                      ----------------------------------------
                                                     FIRST QUARTER
                                      ----------------------------------------
                                      ELECTRIC            GAS            OTHER
                                      ---------         -------          -----
                                                  (Thousands of Dollars)
Customer Sales* ................      $(23,142)         $   (628)**      $  --
Sales to Other Utilities .......        (3,164)             (683)
Fuel and Gas Cost
 Adjustment ....................        27,203            12,700            --
Deferred Revenues ..............        (3,652)***         1,466            --
Miscellaneous ..................          (130)              (82)           --
                                      --------          --------         -------
         Subtotal ..............        (2,885)           12,773            --
Unregulated Affiliate
 Sales .........................          --                --            54,671
                                      --------          --------         -------
     Total .....................      $ (2,885)         $ 12,773         $54,671
                                      ========          ========         =======

  *Includes delivery of electricity and gas supplied by others.
 **Both firm and interruptible revenues.
***Includes the deferral and restoration of revenues related to Central
   Hudson's Retail Access Program and earnings in excess of the rate of return cap under the Settlement Agreement.

         The reduction in revenues from electric sales was due to the interim electric rates effective February 1, 2001 which reduced electric rate base to reflect the sale of Central Hudson's interests in the Roseton and Danskammer Plants.

SALES

         Central Hudson's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

         Total kilowatthour sales of electricity within Central Hudson's service territory increased 5% and firm sales of natural gas increased 10% in the first quarter of 2001 as compared to the first quarter of 2000. Changes in sales from last year by major customer classifications including energy supplied by others are set forth below.

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                 -------------------------------------
                                              FIRST QUARTER
                                 -------------------------------------
                                    ELECTRIC                  GAS
                                    --------               ---------

Residential................            8%                        8 %
Commercial.................            5                        14
Industrial.................            -                        (5)
Interruptible..............           N/A                      (46)


         Billing heating degree days were 10% higher for the three months ended March 31, 2001 when compared to the same period in 2000.

         Interruptible gas sales decreased 46% in the first quarter of 2001 due largely to a reduction in gas sales for electric generation.

OPERATING EXPENSES

         The following table reports the variation in the operating expenses for the three months ended March 31, 2001 compared to the same period in the prior year:

                                       INCREASE (DECREASE) FROM PRIOR PERIOD
                                       -------------------------------------
                                                    FIRST QUARTER
                                       -------------------------------------
                                             Amount               Percent
                                             ------               -------
                                      (Thousands of Dollars)

Fuel and Purchased
 Electricity .........................     $  8,556                   17%
Purchased Natural
 Gas .................................       13,093                   53
Purchased Petroleum ..................       36,744                1,213
Other Expenses of
 Operation ...........................         (978)                  (3)
Other Expenses of Operation -
 Unreg. Affiliate ....................        7,781                  118
Depreciation and
 Amortization ........................       (2,140)                 (17)
Taxes, Other than Income
 Tax .................................       (1,168)                  (7)
Federal Income tax ...................        2,611                   29
                                           --------               ------
         Total .......................     $ 64,499                   42%
                                           ========               ======

         Total operating expenses for the first quarter of 2001 increased $64.5 million from the comparable period in 2000, including an increase in expenses for CH Services of $49.5 million. Operating expenses for CH Services are primarily fuel costs associated with the generating plants of CH Resources, Inc. (CH Resources), one of the CH Services' competitive business subsidiaries, purchased electricity, and the cost of petroleum and natural gas for Griffith and SCASCO, Inc., both competitive business subsidiaries of CH Services. Fuel costs for CH Resources increased $.7 million, from $2.2 million in 2000 to $2.9 in 2001. Petroleum and natural gas costs increased by $39.4 million, from $5.0 million in 2000 to $44.4 in 2001. Purchased electricity costs decreased $3.4 million, from $4.6 million to $1.2 million due to reduced activity in the retail sales program. Other expenses of operation increased $12.2 million, from $7.3 million in 2000 to $19.5 million in 2001 due to the continued growth of CH Services, through acquisitions. Included in this increase is depreciation and amortization on acquisitions which increased $1.7 million, and income taxes which increased $2.0 million.

         The remaining increase of $15 million is related to Central Hudson's operations. The increase in utility operating expenses results from increases in the cost of fuel used in electric generation, purchased electricity and purchased natural gas. The rise in costs is due to increased fossil fuel prices, increased electric and gas own territory sales and, also, the impact of changing market conditions brought about by the restructuring of the New York State wholesale electricity market. The increases are partially offset by a $6.8 million reduction in other costs such as depreciation and amortization, taxes other than income taxes, income taxes and other expenses of operation. The reduction in these costs is largely due to the sale of Central Hudson's interests in the Danskammer and Roseton Plants on January 30, 2001.

COMMON STOCK DIVIDENDS

         Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporation's 10-K Report, for a discussion of the Corporation's dividend payments. On February 9, 2001, the Board of Directors of Central Hudson declared a special dividend of $212 million payable to the Corporation, its sole shareholder. Subsequently, on March 23, 2001, the Board of Directors of the Corporation declared a quarterly dividend of $.54 per share, payable May 1, 2001 to shareholders of record as of April 10, 2001.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

         Statements included in this Quarterly Report on Form 10Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipated," "believe," "intends," "estimates," "expect," and similar expressions. The Corporation cautions readers that forward-looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time-to-time in the Corporation's reports filed with the SEC. All forward-looking statements are intended to be subject to the safe harbor protections provided by such Section 21E. A number of important factors affecting the Corporation's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery, future market prices for energy, capacity and ancillary services, nuclear industry regulation, the outcome of pending litigation, and certain environmental matters, particularly ongoing development of air quality regulations and industrial waste remediation requirements. The Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to Part II, Item 7A of the Corporation's 10-K Report for a discussion of market risk. During the first quarter of 2001, the Corporation's exposure to such market risk was not material to its financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         (a) ASBESTOS LITIGATION. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 10 - "Commitments and Contingencies," under the caption "Asbestos Litigation," in Part II, Item 8 of the Corporation's 10-K Report.

         As of April 30, 2001, 31 new cases involving asbestos have been brought against Central Hudson of the type described under the caption. As of that date, of the 2,579 cases brought against Central Hudson, 1,027 remain pending. Of the 1,552 cases no longer pending against Central Hudson, 1,415 have been dismissed or discontinued, and Central Hudson has settled 137 cases. The Corporation is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Corporation at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Corporation believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Corporation's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Annual Meeting of Shareholders. The Corporation's Annual Meeting of Shareholders was held on April 24, 2001. The following matters were voted upon at such meeting:

         (a) ELECTION OF DIRECTORS. The one (1) nominee, proposed as a director by the Board of Directors for the Class I directors (term expiring at the Annual Meeting of Shareholders to be held in 2004), was elected, and no other nominees were proposed. The number of shares voted for the director, and the number of shares withheld for the director, out of a total number of shares voted of 14,169,234 are as follows:

Name of Director           Shares for                Shares Withheld
----------------           ----------                ---------------


CLASS I - TERM EXPIRES AT ANNUAL MEETING IN 2004

Edward F. X. Gallagher     13,912,235                    256,999

         (b) PLAN APPROVAL. The Amendment to the Corporation's Long-Term Performance-Based Incentive Plan, to provide for stock options to Non-Employee Directors, was approved by a vote of the shareholders as follows:

Shares for           Shares Against         Shares Abstaining
----------           --------------         -----------------

12,793,973             1,044,634                330,627

Item 5.           Other Information

         APPOINTMENT OF OFFICERS. Immediately following the Corporation's Annual Meeting of Shareholders, the Corporation's Board of Directors made the following appointments: Paul J. Ganci as Chairman of the Board and Chief Executive Officer; Allan R. Page, as President; Carl E. Meyer, Executive Vice President; Arthur R. Upright, Senior Vice President; Steven V. Lant, Chief Financial Officer and Treasurer; Donna S. Doyle, Vice President - Accounting and Controller; Gladys L. Cooper, Corporate Secretary; Denise D. VanBuren, Vice President - Corporate Communications and Community Relations; Christopher M. Capone, Assistant Treasurer - Investor Relations; and John E. Gould, Assistant Secretary.

Item 6.           Exhibits and Reports on Form 8-K

         (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

     Exhibit No.
  Regulation S-K
     Item 601
    Designation                             Exhibit Description
    -----------                             -------------------

(10)(iii) 1 -- Amendment, effective January 1, 2001, to the Long-Term
               Performance-Based Incentive Plan of the  Corporation.

(12)        -- Statement Showing Computation of the Ratio of Earnings to Fixed
               Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

         (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Corporation filed the following Current Report on Form 8-K:

(i) A Report, dated January 31, 2001, which reports the consummation of the sale of Central Hudson's interests in the Roseton and Danskammer Generating Plants.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                                                   CH ENERGY GROUP, INC.
                                                       (Registrant)


                                          By:     /s/ Donna S. Doyle
                                              ----------------------------
                                                      Donna S. Doyle
                                               Vice President - Accounting
                                                      and Controller

Dated:  May 10, 2001

                                  EXHIBIT INDEX
                                  -------------

         Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:

    Exhibit No.
  Regulation S-K
     Item 601
   Designation                             Exhibit Description
   -----------                             -------------------

(10)(iii) 1 -- Amendment, effective January 1, 2001, to the Long-Term
               Performance-Based Incentive Plan of the Corporation.

(12)        -- Statement Showing Computation of the Ratio of Earnings to Fixed
               Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.