Form 10-Q
period 2001-06-30
CH ENERGY GROUP INC
filed 2001-08-09
CIK 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................June 30, 2001
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................to............................
Commission file number..................................................0-30512

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

         Common stock, par value $.10 per share; and the number of shares outstanding of Registrant's common stock, as of June 30, 2001, was 16,362,087.

                              CH ENERGY GROUP, INC.
                              ---------------------

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
                  ---------------------------------------------

                                      INDEX
                                      -----

         PART I - FINANCIAL INFORMATION                                PAGE
         ------------------------------                                ----

Item 1 - Consolidated Financial Statements                              1

         Consolidated Statement of Income -
           Three Months Ended June 30, 2001 and 2000                    1

         Consolidated Statement of Income -
           Six Months Ended June 30, 2001 and 2000                      2

         Consolidated Statement of Comprehensive Income
           Three Months Ended June 30, 2001 and 2000                    3

         Consolidated Statement of Comprehensive Income
           Six Months Ended June 30, 2001 and 2000                      4

         Consolidated Balance Sheet - June 30, 2001
           and December 31, 2000                                        5

         Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 2001 and 2000                      7

         Notes to Consolidated Financial Statements                     8

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                  16

Item 3 - Quantitative and Qualitative Disclosure
           about Market Risk                                           22

     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             23

Item 5 -  Other Information                                            23

Item 6 - Exhibits and Reports on Form 8-K                              23

Signatures                                                             24

Exhibit Index

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                   ITEM I - CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                For the 3 Months Ended June 30,
                                                                                  2001                  2000
                                                                           -----------------    ------------------
                                                                                   (Thousands of Dollars)
Operating Revenues
  Electric...........................................................              $104,297              $124,184
  Gas................................................................                25,318                21,954
  Unregulated Affiliate..............................................                36,803                14,788
                                                                           -----------------    ------------------
      Total Operating Revenues.......................................               166,418               160,926
                                                                           -----------------    ------------------
Operating Expenses
  Operation:
    Fuel used in electric generation and
       purchased electricity.........................................                64,316                57,294
    Purchased natural gas............................................                14,868                12,201
    Purchased petroleum..............................................                17,087                 3,179
    Other expenses of operation - regulated activities...............                29,828                37,585
    Other expenses of operation - unreg. affiliate activities........                13,328                 4,925
  Depreciation and amortization......................................                 8,558                12,508
  Taxes, other than income tax.......................................                12,394                15,048
  Federal/State income tax...........................................                   711                 4,429
                                                                           -----------------    ------------------
                                                                                    161,090               147,169
                                                                           -----------------    ------------------
Operating Income.....................................................                 5,328                13,757
                                                                           -----------------    ------------------
Other Income and (Deductions)
  Allowance for equity funds used during construction................                    96                     -
  Federal/State income tax...........................................                  (704)                 (123)
  Interest Income....................................................                 4,927                    84
  Other - net........................................................                 2,798                 2,863
                                                                           -----------------    ------------------
                                                                                      7,117                 2,824
                                                                           -----------------    ------------------
Income before Interest Charges.......................................                12,445                16,581
                                                                           -----------------    ------------------
Interest Charges
  Interest on mortgage bonds.........................................                 1,302                 2,997
  Interest on other long-term debt...................................                 3,138                 2,974
  Other interest.....................................................                 4,050                 2,148
  Allowance for borrowed funds used during construction..............                   (76)                 (172)
                                                                           -----------------    ------------------
                                                                                      8,414                 7,947
Preferred Stock Dividends of Central Hudson..........................                   807                   807
Net Income...........................................................                 3,224                 7,827
Dividends Declared on Common Stock...................................                 8,835                 9,049
                                                                           -----------------    ------------------
Balance Retained in the Business.....................................               ($5,611)              ($1,222)
                                                                           =================    ==================
Common Stock:
    Average Shares Outstanding (000s)................................                16,362                16,821

    Earnings Per Share (Basic and Diluted)...........................                 $0.20                 $0.47

    Dividends Declared...............................................                $0.540                $0.540


                See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                               For the 6 Months Ended June 30,
                                                                               2001                      2000
                                                                         ----------------         -------------------
                                                                                    (Thousands of Dollars)
Operating Revenues
  Electric.........................................................              $219,551                   $242,324
  Gas..............................................................                78,931                     62,793
  Unregulated Affiliate............................................               110,445                     33,758
                                                                         -----------------        -------------------
      Total Operating Revenues.....................................               408,927                    338,875
                                                                         -----------------        -------------------
Operating Expenses
  Operation:
    Fuel used in electric generation and
       purchased electricity.......................................               122,138                    106,559
    Purchased natural gas..........................................                52,790                     37,030
    Purchased petroleum............................................                56,861                      6,208
    Other expenses of operation - regulated activities.............                61,135                     69,870
    Other expenses of operation - unreg. affiliate activities......                27,695                     11,512
  Depreciation and amortization....................................                18,907                     24,997
  Taxes, other than income tax.....................................                27,332                     31,154
  Federal/State income tax.........................................                12,394                     13,502
                                                                         -----------------        -------------------
                                                                                  379,252                    300,832
                                                                         -----------------        -------------------
Operating Income...................................................                29,675                     38,043
                                                                         -----------------        -------------------
Other Income and (Deductions)
  Allowance for equity funds used during construction..............                   177                         --
  Federal/State income tax.........................................                (2,056)                      (174)
  Interest Income..................................................                 9,532                        301
  Other - net......................................................                 4,624                      5,304
                                                                         -----------------        -------------------
                                                                                   12,277                      5,431
                                                                         -----------------        -------------------
Income before Interest Charges.....................................                41,952                     43,474
                                                                         -----------------        -------------------
Interest Charges
  Interest on mortgage bonds.......................................                 3,872                      6,202
  Interest on other long-term debt.................................                 6,487                      5,677
  Other interest...................................................                 8,584                      4,363
  Allowance for borrowed funds used during construction............                  (140)                      (325)
                                                                         -----------------        -------------------
                                                                                   18,803                     15,917
Preferred Stock Dividends of Central Hudson........................                 1,615                      1,615

Net Income.........................................................                21,534                     25,942
Dividends Declared on Common Stock.................................                17,671                     18,146
                                                                         -----------------        -------------------
Balance Retained in the Business...................................                $3,863                     $7,796
                                                                         =================        ===================
Common Stock:
    Average Shares Outstanding (000s)..............................                16,362                     16,841

    Earnings Per Share (Basic and Diluted).........................                 $1.32                      $1.54

    Dividends Declared.............................................                $1.080                     $1.080


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                                For the 3 Months
                                                                                                 Ended June 30,
                                                                                             2001              2000
                                                                                        -------------      -------------
                                                                                           (Thousands of Dollars)

Net Income................................................................                    $3,224             $7,827

Other comprehensive income, net of tax:
   FAS 133 transition adjustment - balance at April 1, 2001 of cumulative effect of unrealized gains (losses) at implementation date of
     January 1, 2001.......................................................                     (778)                --
       Less:  reclassification adjustment for gains (losses)
              realized in net income......................................                      (257)                --
       Plus:  change in fair value for transition adjustment amounts......                     1,316                 --
                                                                                        -------------       ------------
              Balance of FAS 133 transition adjustment at June 30, 2001                          795                 --
   FAS 133 - Other deferred unrealized gains (losses).....................                        --                 --
                                                                                        -------------       ------------
Other comprehensive income (loss).........................................                       795                 --
                                                                                        -------------       ------------
Total Comprehensive Income................................................                    $4,019             $7,827
                                                                                        =============       ============

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                                For the 6 Months
                                                                                                 Ended June 30,
                                                                                             2001              2000
                                                                                        -------------      -------------
                                                                                           (Thousands of Dollars)

Net Income................................................................                  $21,534           $25,942

Other comprehensive income, net of tax:
   FAS 133 transition adjustment - cumulative effect of
   unrealized gains (losses) at implementation date of
     January 1, 2001......................................................                   (1,896)               --
       Less:  reclassification adjustment for gains (losses)
              realized in net income......................................                     (792)               --
       Plus:  change in fair value for transition adjustment amounts......                    1,899                --
                                                                                          ---------          --------
              Balance of FAS 133 transition adjustment at June 30, 2001                         795                --
   FAS 133 - Other deferred unrealized gains (losses).....................                       --                --
                                                                                          ---------          --------
Other comprehensive income (loss).........................................                      795                --
                                                                                          ---------          --------
Comprehensive Income......................................................                  $22,329           $25,942
                                                                                          =========          ========

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                          June 30,                December 31,
                                                                            2001                      2000
                             ASSETS                                     (Unaudited)                 (Audited)
                                                                    ---------------------      --------------------
                                                                                (Thousands of Dollars)
Utility Plant
       Electric..............................................                   $569,364                $1,277,617
       Gas...................................................                    177,165                   172,242
       Common................................................                    102,101                    99,353
       Nuclear fuel..........................................                     46,697                    46,688
                                                                    ---------------------      --------------------
                                                                                 895,327                 1,595,900
       Less:  Accumulated depreciation.......................                    329,766                   668,168
                  Nuclear fuel amortization..................                     42,089                    40,762
                                                                    ---------------------      --------------------
                                                                                 523,472                   886,970
       Construction work in progress.........................                     45,733                    43,882
                                                                    ---------------------      --------------------
               Net Utility Plant.............................                    569,205                   930,852
                                                                    ---------------------      --------------------
Other Property and Plant.....................................                     45,313                    42,979
                                                                    ---------------------      --------------------
Prefunded Pension Costs and Other Investments
        Prefunded Pension Costs..............................                     71,646                    63,390
        Other Investments....................................                     22,146                    23,201
                                                                    ---------------------      --------------------
Total Prefunded Pension Costs and Other Investments..........                     93,792                    86,591
                                                                    ---------------------      --------------------
Intangible Assets............................................                     67,607                    68,458

Current Assets
       Cash and cash equivalents.............................                    332,707                    28,318
       Accounts receivable from customers-net of
             allowance for doubtful accounts.................                     75,185                   109,403
       Accrued unbilled utility revenues.....................                      9,913                    19,751
       Other receivables.....................................                      4,070                     5,352
       Fuel, materials and supplies, at average cost.........                     15,398                    30,629
       Special deposits and prepayments......................                     16,245                    21,608
                                                                    ---------------------      --------------------
                Total Current Assets.........................                    453,518                   215,061
                                                                    ---------------------      --------------------

Deferred Charges and Other Assets
       Regulatory assets ....................................                     69,506                   155,230
       Unamortized debt expense..............................                      4,582                     4,869
       Fair value of derivative instruments..................                     89,372                         -
       Other Assets..........................................                     25,673                    26,933
                                                                    ---------------------      --------------------
                Total Deferred Charges and Other Assets......                    189,133                   187,032
                                                                    ---------------------      --------------------
Accumulated Deferred Income Tax (Net)........................                     45,994                        --
                                                                    ---------------------      --------------------
                          Total Assets.......................                 $1,464,562                $1,530,973
                                                                    ---------------------      --------------------

                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                         June 30,                 December 31,
                                                                                           2001                      2000
                       CAPITALIZATION AND LIABILITIES                                  (Unaudited)                (Audited)
                                                                                  --------------------      ---------------------
                                                                                              (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               shares issued ($.10 par value):
                 6/30/2001   = 16,862,087
                 12/31/2000 = 16,862,087.......................                                $1,686                     $1,686
        Paid-in capital........................................                               351,230                    351,230
        Retained earnings......................................                               151,687                    147,824
        Reacquired capital stock (500,000 shares)..............                               (18,766)                   (18,766)
        Other Comprehensive Income -
            Unrealized Derivative Gains (Losses)...............                                   795                         --
        Capital stock expense..................................                                (1,196)                    (1,232)
                                                                                  --------------------      ---------------------
                Total Common Stock Equity......................                               485,436                    480,742
                                                                                  --------------------      ---------------------
        Cumulative Preferred Stock
             Not subject to mandatory redemption...............                                21,030                     21,030
             Subject to mandatory redemption...................                                35,000                     35,000
                                                                                  --------------------      ---------------------
                Total Cumulative Preferred Stock...............                                56,030                     56,030
                                                                                  --------------------      ---------------------
        Long-term Debt.........................................                               235,610                    320,369
                                                                                  --------------------      ---------------------
                Total Capitalization...........................                               777,076                    857,141
                                                                                  --------------------      ---------------------
Current Liabilities
        Current maturities of long-term debt...................                                22,500                     62,610
        Notes payable..........................................                                   250                    165,000
        Accounts payable.......................................                                53,177                     63,845
        Accrued interest.......................................                                 3,458                      7,256
        Dividends payable......................................                                 9,643                      9,643
        Accrued vacation.......................................                                 3,900                      4,472
        Customer deposits......................................                                 4,830                      4,637
        Accrued taxes payable..................................                               117,221                      3,087
        Other..................................................                                 5,240                      8,005
                                                                                  --------------------      ---------------------
                Total Current Liabilities......................                               220,219                    328,555
                                                                                  --------------------      ---------------------
Deferred Credits and Other Liabilities
        Regulatory liabilities.................................                               409,999                    118,574
        Operating reserves.....................................                                 6,200                      4,755
        Other..................................................                                51,068                     27,120
                                                                                  --------------------      ---------------------
                Total Deferred Credits and Other Liabilities...                               467,267                    150,449
                                                                                  --------------------      ---------------------
Accumulated Deferred Income Tax ...............................                                    --                    194,828
                                                                                  --------------------      ---------------------
                     TOTAL CAPITALIZATION AND LIABILITIES......                            $1,464,562                 $1,530,973
                                                                                  --------------------      ---------------------

                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the 6 Months Ended
                                                                                                 June 30,
                                                                                         2001                 2000
                                                                                   ----------------      --------------
OPERATING ACTIVITIES:                                                                    (Thousands of Dollars)

     Net Income...............................................................             $21,534             $25,942

          Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation, amortization & nuclear fuel amortization...........          20,915              26,783
                 Deferred income taxes, net.......................................            (304)              2,767
                 Nine Mile 2 Plant deferred finance charges, net..................           1,311              (2,428)
                 Provision for uncollectibles.....................................           1,250               1,250
                 Net accrued/deferred pension costs...............................          (7,492)             (7,040)
                 Net deferred gas costs/gas refunds...............................           1,778               2,227
                 Deferred revenues per 1998 Settlement Agreement..................          10,080               3,213
                 Other, net.......................................................          (3,595)             (8,254)

             Changes in operating assets and liabilities, net:
                 Accounts receivable and unbilled revenues........................          44,088              (8,950)
                 Fuel, materials and supplies.....................................             910               4,588
                 Special deposits and prepayments.................................           5,363               2,233
                 Accounts payable.................................................         (10,668)              1,808
                 Accrued taxes and interest.......................................          82,870              (2,297)
                 Deferred taxes related to sale of plants and NMP2 write-off......        (233,876)                  -
                 Other, net.......................................................          (3,142)             (1,093)
                                                                                   ----------------      --------------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES....................          (68,978)             40,749
                                                                                   ----------------      --------------
INVESTING ACTIVITIES:

          Proceeds from sale of fossil generation plants.........................          713,202                   -
          Additions to plant.....................................................          (29,357)            (27,172)
          Investment activity of unregulated affiliate...........................           (6,905)             (4,203)
          Nine Mile 2 Plant decommissioning trust fund...........................             (434)               (434)
          Other, net.............................................................            4,176                (307)
                                                                                   ----------------      --------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES....................          680,682             (32,116)
                                                                                   ----------------      --------------
FINANCING ACTIVITIES:

          Proceeds from issuance of long-term debt...............................                -              47,500
          Repayments of short-term debt..........................................         (164,500)             (8,400)
          Retirement and redemption of long-term debt............................         (125,130)            (35,100)
          Dividends paid on common stock.........................................          (17,671)            (18,203)
          Reacquired capital stock...............................................                -              (2,882)
          Issuance and redemption costs..........................................              (14)               (308)
                                                                                   ----------------      --------------
          NET CASH USED IN FINANCING ACTIVITIES..................................         (307,315)            (17,393)
                                                                                   ----------------      --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................................               304,389              (8,760)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR...............................                28,318              20,385
                                                                                   ----------------      --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD...................................              $332,707             $11,625
                                                                                   ================      ==============
Supplemental Disclosure of Cash Flow Information

          Interest paid..........................................................          $15,470             $12,656

          Federal & State income tax paid........................................         $122,500             $13,000

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                              ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - GENERAL

         The accompanying Consolidated Financial Statements of CH Energy Group, Inc. (herein the "Corporation") are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These condensed unaudited quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the Corporation's Annual Report, on Form 10-K, for the year ended December 31, 2000 (Corporation's 10-K Report).

         Due to the seasonal nature of the Corporation's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - REGULATORY MATTERS

         Reference is made to Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporation's 10-K Report under the caption "Impact of Settlement Agreement on Accounting Policies," (hereinafter the "Settlement Agreement").

         At December 31, 2000, the net regulatory assets associated with Central Hudson's fossil-fueled generating assets, including asbestos litigation costs and Clean Air Act credits, of Central Hudson Gas & Electric Corporation (Central Hudson), a wholly-owned affiliate of the Corporation, totaled $1.9 million. On January 30, 2001, Central Hudson sold its interests in the Danskammer and Roseton Generating Plants. The proceeds in excess of the net book value were offset against the related fossil-fueled net regulatory assets. The balance in these accounts at June 30, 2001 is zero. (See Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporation's 10-K Report under the caption "Sale of Generating Plants.")

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

         As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in the Corporation's 10-K Report,

Central Hudson received approval from its shareholders and regulators to form a holding company. The holding company restructuring occurred on December 15, 1999. As of June 30, 2001, $28 million of the $100 million authorized by the Public Service Commission of the State of New York (PSC) under the Settlement Agreement (described under such caption) has been transferred from Central Hudson to the competitive business subsidiaries of Central Hudson Energy Services, Inc. (CH Services), an unregulated affiliate of the Corporation. Those competitive business subsidiaries are described in Item 1 of the Corporation's 10-K Report under the caption "Affiliates of the Corporation."

RATE PROCEEDINGS - ELECTRIC AND GAS

         Reference is made to Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporation's 10-K Report under the caption "Rate Proceedings - Electric and Gas." On August 1, 2000, Central Hudson filed a major rate and restructuring proposal with the PSC. On April 24, 2001, the Administrative Law Judge (ALJ) assigned to this proceeding issued a recommended decision addressing Central Hudson's and other parties' positions. Central Hudson filed its response to the ALJ's decision on May 15, 2001. It was expected that new electric and gas delivery prices resulting from this filing would go into effect on July 1, 2001; however, by Order of the PSC issued and effective June 25, 2001, the suspension period for these new prices has been extended through August 31, 2001. The Corporation can make no prediction as to what determinations the PSC will ultimately make with respect to this proceeding.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

         Reference is made to Note 11 - "Segments and Related Information" to the Consolidated Financial Statements included in the Corporation's 10-K Report.

         The Corporation's primary reportable operating segments are the regulated electric and gas operations of Central Hudson and the unregulated business affiliates of CH Services. The segments currently operate in the Northeast and Mid-Atlantic regions of the United States.

         Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of the common property have been allocated to the segments in accordance with the practice established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - FAS 131

---------------------------------------------------------------------------------------------------------------------------------
                                  Quarter Ended June 30, 2001                       Six Months Ended June 30, 2001
---------------------------------------------------------------------------------------------------------------------------------
                            Regulated              Unreg.       Total             Regulated              Unreg.         Total
---------------------------------------------------------------------------------------------------------------------------------
                       Electric       Gas                                    Electric        Gas
---------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers     $104,285      $25,241      $36,803      $166,329      $219,513      $78,686      $110,445      $408,644
---------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues        12           77           --            89            38          245            --           283
---------------------------------------------------------------------------------------------------------------------------------
       Total Revenues  $104,297      $25,318      $36,803      $166,418      $219,551      $78,931      $110,445      $408,927
---------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share     $   0.16      $  0.15      $ (0.11)     $   0.20      $   0.59      $  0.57      $   0.16      $   1.32
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
                                  Quarter Ended June 30, 2000                       Six Months Ended June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
                            Regulated              Unreg.       Total             Regulated              Unreg.         Total
---------------------------------------------------------------------------------------------------------------------------------
                       Electric       Gas                                    Electric        Gas
---------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers     $124,157      $21,443      $14,788      $160,388      $242,273      $61,865       $33,758      $337,896
---------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues        27          511           --           538            51          928            --           979
---------------------------------------------------------------------------------------------------------------------------------
       Total Revenues  $124,184      $21,954      $14,788      $160,926      $242,324      $62,793       $33,758      $338,875
---------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share     $   0.42      $  0.10      $ (0.05)     $   0.47      $   1.14      $  0.45       $ (0.05)     $   1.54
---------------------------------------------------------------------------------------------------------------------------------

NOTE 4 - NEW ACCOUNTING STANDARDS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS 133

         Reference is made to Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" of the Corporation's 10-K Report and also, Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements under the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement." These sections of the Corporation's 10-K provide background information regarding its risk management policy and practices for minimizing price risk associated with commodity purchases and the development of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments, with certain limited exceptions including instruments that meet the "normal purchases and sales" exception, as defined, be recognized at fair value on the Corporation's balance sheet effective January 1, 2001, with offsetting gains or losses recognized in earnings. The standard also permits the deferral of these gains or losses if stringent hedge accounting provisions are met.

         The Corporation implemented SFAS 133 on January 1, 2001 and recognized a net of tax transition adjustment of $(1.9) million to Other Comprehensive Income (OCI) for the initial adoption of SFAS 133. This amount represents the cumulative effect of a change in accounting principle for unrealized losses related to derivatives re-designated as cash flow hedges. Actual gains and losses related to these derivatives will be realized during the period January 2001 through December 2001.

         Central Hudson uses derivative instruments to hedge the exposure to the variability in cash flows associated with forecasted sales of natural gas and forecasted sales and purchases of electricity. These derivatives are not formally designated as hedges under the provisions of SFAS 133 because the related gains and losses are included as part of Central Hudson's commodity cost and/or price reconciled in its natural gas and electric energy service charge clauses. The earnings offset to these derivatives are, therefore, deferred for pass-back to or recovery from customers under these regulatory adjustment mechanisms. The total fair value of Central Hudson derivatives at June 30, 2001 is $87.4 million due largely to the conversion, effective July 1, 2001, of a multi-year transition purchase power agreement (TPA) (see Item 2 of the Corporation's 10-K Report under the caption "Load and Capacity") from a physical to a financial arrangement. Under the terms of the modified agreement, Central Hudson will purchase electric energy volumes covered by the TPA at market and financially net settle with the TPA counter-party for differences between market prices and the fixed prices stipulated in the TPA. The total net gain (realized and unrealized) year-to-date associated with settled and open derivatives is $87.6 million, comprised largely of unrealized gains associated with the TPA derivative, through October 2004.

         CH Services uses derivative instruments to hedge variability in cash flows associated with forecasted sales and purchases of electricity and also, the fair value of certain firm commitments and part of its heating oil inventory. These hedges have been highly effective and no gains or losses from ineffectiveness were recorded during the three months ended June 30, 2001 or year-to-date. The assessment of hedge effectiveness for fair value hedges excludes the change in the fair value of the premium paid for these derivative instruments. These premiums, which are not material, are expensed based on the change in their fair value. The earnings offset to the change in fair value of the cash flow hedges, is deferred to OCI and is reclassified to earnings when earnings are affected by the hedged transactions (forecasted purchase or sale). As amounts are reclassified from OCI, the impact on earnings is offset by the recognition of the hedged transactions. Gains and losses restored to earnings are recorded as part of the cost or price of the related commodity. The net of tax balance in OCI of $795,000 at June 30, 2001 is expected to be restored to earnings by the end of 2001. Year-to-date, CH Services has recognized a total net gain (realized and unrealized) of $2.9 million related to derivatives. The total fair value of CH Service's derivatives at June 30, 2001 is $2.0 million.

PLANT DECOMMISSIONING

         Reference is made to the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Corporation's 10-K Report. On July 5, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Initially started in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Corporation is reviewing this new accounting standard, and cannot make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation and/or its affiliates.

PROPERTY, PLANT AND EQUIPMENT

         In April, FASB agreed to issue an Exposure Draft that would amend certain APB Opinions and FASB Statements to incorporate changes that would result from issuance of a proposed AICPA Statement of Position (SOP), ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT, AND EQUIPMENT. The FASB also agreed that the Exposure Draft would propose to amend APB Opinion No. 28, INTERIM FINANCIAL REPORTING, so the provisions of the proposed SOP that would require certain costs to be charged to expense as incurred would apply also to interim periods. In June, FASB approved for issuance FASB Exposure Draft ACCOUNTING IN INTERIM AND ANNUAL FINANCIAL STATEMENTS FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT, AND EQUIPMENT, which was issued contemporaneously in July 2001 with the issuance of the proposed SOP by the Accounting Standards Executive Committee (AcSEC).

         AcSEC drafted the proposed SOP to address diversity in accounting for expenditures related to property, plant and equipment (PP&E), including improvements, replacements, betterments, additions, repairs and maintenance. The proposed SOP addresses accounting and disclosure issues related to determining which PP&E costs should be capitalized versus those that should be charged to expense as incurred. The proposed SOP also addresses capitalization of indirect and overhead costs and component accounting for PP&E.

         If adopted as a final Statement, the FASB proposal would be effective for annual and interim financial statements for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The comment period ends October 15, 2001.

         The Corporation can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation and/or its affiliates.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS - ACCOUNTING FOR GOODWILL

         On February 14, 2001, the FASB, issued for public comment its tentative decisions on the accounting for goodwill in a limited Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill". The Exposure Draft focused on the accounting for goodwill and other purchased intangible assets and the fundamental issues related to the methods of accounting for business combinations, including whether or not there is a need for two separate and distinct methods. Under the proposal, goodwill would not be amortized but would be reviewed for impairment.

         On July 20, 2001, FASB issued two statements related to its Business Combinations issues - Statement No. 141, BUSINESS COMBINATIONS (SFAS 141), and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142).

         Statement 141 requires that all business combinations be accounted for under a single method-the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This statement does not presently affect the Corporation but will be applied when applicable.

         Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. The Corporation presently amortizes goodwill related to acquisitions made by CH Services. It is expected that the change in accounting will favorably impact the Corporation's results of operations when implemented; however, until this new accounting standard has been thoroughly reviewed by the Corporation, it cannot make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation and/or its affiliates.

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

         At the Corporation's annual meeting held April 24, 2001, the shareholders approved an amendment to the Plan to revise the definition of Plan Participants to include, effective January 1, 2001, Non-Employee Directors. The amendment provides that Non-qualified Stock Options (Options) for a term of ten
(10) years be granted automatically to Non-Employee Directors of the Corporation. Each Non-Employee Director was initially granted 3,000 Options, effective January 1, 2001; and 1,000 Options will be granted to each Director each January 1 thereafter. The amendment also stipulates that the exercise price is the Fair Market Value of the Corporation's underlying Common Stock on the date of the grant, that the Options are immediately exercisable, and that no other Awards under the Plan will be granted to Non-Employee Directors.

         Also, an additional 35,900 Options were granted to executive officers and other key employees of the Corporation and its affiliates by the Compensation and Succession Committee of the Corporation's Board of Directors, effective as of January 1, 2001. The Options are exercisable over a period of ten years, with 40% vesting after two years and 20% each year thereafter for the following three years. The exercise price of all the Options granted effective January 1, 2001 is $44.06 per share and is based on the average market price (as traded on the New York Stock Exchange on January 2, 2001). The Committee also granted a total of 7,230 Performance Shares to these officers/key employees, effective as of January 1, 2001, on the basis of achieving superior total shareholder return over a three-year period ending December 31, 2003, as measured against an industry index.

         SFAS No. 123 requires a company to disclose pro forma net income and earnings per share as if the resulting stock-based compensation amounts were recorded in the Consolidated Statement of Earnings. The effect of these Plan Awards on net income as well as basic diluted earnings per share of the Corporation was not material for the quarter and the six months ended June 30, 2001.

         A summary of the status of Options awarded to executive officers and other key employees and Non-Employee Directors of the Corporation and its affiliates under the Plan as of June 30, 2001 is as follows:

                                      Weighted
                                      Average
                                      Exercise            Remaining
                           Shares      Price          Contractual Life
                           -------------------------------------------
Outstanding at 1/1/01      30,300      $31.94            8 1/2 years
          Granted          59,900       44.06            9 1/2 years
          Exercised            --          --
          Forfeited            --          --
Outstanding at 6/30/01     90,200      $39.98


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Corporation faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 10 - "Commitments and Contingencies," to the Consolidated Financial Statements included in the Corporation's 10-K Report. Except for that which is disclosed in
Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 2001, and all documents previously filed with the Securities and Exchange Commission (SEC) in 2001, there have been no material changes in the subject matters discussed in Note 10.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

         The growth of retained earnings in the first six months of 2001 contributed to the increase in the book value of common stock from $29.38 at December 31, 2000 to $29.67 at June 30, 2001. This, along with short-term and long-term debt retirement, contributed to the increase in the common equity ratio from 44.3% at December 31, 2000 to 60.7% at June 30, 2001.

         During the quarter, a portion of the proceeds from the January 30, 2001 divestiture of the Roseton and Danskammer fossil Generating Plants was used to call the entire $70 million issue of 9.25% First Mortgage Bonds due May 1, 2021. During the quarter, Central Hudson made open market purchases and retired additional debt of $4.1 million of 6.25% First Mortgage Bonds due June 1, 2007, and 7.32% Medium Term Notes came due on their normal maturity date of June 13, 2001 in the amount of $40 million. In the future, Central Hudson may repurchase debt in the open market.

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

         CH Services has a $12.5 million line of credit with a commercial bank, and as of June 30, 2001, there was no outstanding balance.

         At June 30, 2001, the Corporation had $250,000 of short-term debt outstanding. Investments in short-term securities, including cash and cash equivalents, were $332.7 million at June 30, 2001.

EARNINGS PER SHARE
------------------

         Earnings per share of common stock were $.20 for the second quarter of 2001, as compared to $.47 for the second quarter of 2000, a decrease of 57%. Earnings per share of common stock were $1.32 for the six months ended June 30, 2001, as compared to $1.54 for the first six months of 2000, a decrease of 14%.

         The decrease in earnings per share for the quarter ended June 30, 2001, as compared to the same period in 2000, resulted primarily from the net effect of eliminating all costs associated with Central Hudson's fossil generating plants and its investment in the fossil plants and the Nine Mile Point 2 (NMP-2) nuclear plant, effective February 1, 2001. It is anticipated that the reduction in Central Hudson's earnings in subsequent quarters will be less due to the effect of including deferred amounts, which is expected to be approved by the PSC in the pending restructuring case after August 31, 2001.

         The earnings per share were also down due to a reduction in earnings from the Corporation's unregulated affiliate, CH Services, due primarily to losses in the second quarter of 2001 incurred by its oil distribution subsidiaries (the largest was acquired in November 2000), which normally incur operating losses during the non-heating season, and the higher cost of natural gas used at the CH Services' generating plants.

         These decreases in earnings were partially offset by an increase in Central Hudson's other electric net operating revenues (net of the cost of fuel, purchased electricity and revenue taxes), primarily due to a 3% increase in own territory electric sales resulting from an increase in the average number of residential and commercial customers.

         In addition, there was an increase in Central Hudson's gas net operating revenues (net of the cost of gas and revenue taxes) due primarily to a 4% increase in own territory firm sales. Increases in residential and commercial sales reflect increased heating sales due to colder weather experienced in the first part of the quarter ended June 2001 as compared to the same period last year and also, an increase in the average number of residential and commercial customers.

         The reduction in earnings for the first six months of 2001 compared to the same period in the year 2000 reflects the five-month impact of Central Hudson interim electric rates, effective February 1, 2001, which were reduced to reflect the elimination of all costs associated with Central Hudson's fossil generating plants and also, its investment in those plants and in NMP-2. The fossil generation plants were sold on January 30, 2001 and a portion of the proceeds were used to recover Central Hudson's share of the investment in NMP-2. The decrease in earnings is largely attributable to a reduction in the return on investment in Central Hudson's fossil and nuclear generating plants. The reduction of rate base serves to permanently reduce the pool of regulated assets that are available to generate income for Central Hudson. However, year-to-date CH Services' earnings contribution is $.21 ahead of last year on a revenue increase of 323%. This increase was largely attributable to the acquisition of an oil distribution company in November 2000. Earnings were also favorably impacted by an increase in Central Hudson's gas net operating revenues due to increase residential and commercial sales during the early part of the six-month period due to colder weather.

         During the first quarter, the Corporation established a 500,000 share common stock repurchase program for 2001. However, no repurchase transactions took place by June 30, 2001, and consequently, the repurchase program did not affect financial results for the quarter ended June 30, 2001.

RESULTS OF OPERATIONS
---------------------

         The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for the Corporation and its affiliates (regulated and unregulated businesses) comparing the three-month and six-month periods ended June 30, 2001 to the three-month and six-month periods ended June 30, 2000. The operating results of the regulated business reflect Central Hudson's electric and gas sales and services and the operating results of the unregulated affiliate reflect CH Services' operations.

OPERATING REVENUES

         Operating revenues increased $5.5 million (3%) for the second quarter of 2001 as compared to the second quarter of 2000, and increased $70.1 million for the first six months of 2001 as compared to the first six months of 2000. Details of these revenue changes by electric, gas and unregulated businesses are as follows:

                                  INCREASE (DECREASE) FROM PRIOR PERIOD
                               -------------------------------------------
                                              SECOND QUARTER
                               -------------------------------------------
                                ELECTRIC            GAS        UNREGULATED
                                --------          -------      -----------
                                          (Thousands of Dollars)
Customer Sales*............     $(55,663)         $(1,594)**     $22,015
Sales to Other Utilities...      (16,759)          (1,347)
Fuel and Gas Cost
 Adjustment................       54,563            6,233             --
Deferred Revenues..........       (2,088)***          156             --
Miscellaneous..............           60              (84)            --
                                 -------         --------         ------
     Total.................     $(19,887)         $ 3,364        $22,015
                                 =======          =======         ======

                                  INCREASE (DECREASE) FROM PRIOR PERIOD
                                      SIX MONTHS ENDED JUNE 30, 2001
                               -------------------------------------------
                                ELECTRIC            GAS         UNREGULATED
                                --------          -------       -----------
                                          (Thousands of Dollars)
Customer Sales*............     $(78,805)         $(2,222)**     $76,687
Sales to Other Utilities...      (19,924)          (2,029)
Fuel and Gas Cost
 Adjustment................       81,766           18,933             --
Deferred Revenues..........       (5,740)***        1,622             --
Miscellaneous..............          (70)            (166)            --
                                --------          -------        -------
     Total.................     $(22,773)         $16,138        $76,687
                                ========          =======        =======

  *  Includes delivery of electricity and gas supplied by others.
 **  Both firm and interruptible revenues.
*** Includes the deferral and restoration of revenues related to Central Hudson's Retail Access Program and earnings in excess of the rate of return cap under the Settlement Agreement.

         The reduction in revenues from electric sales was due largely to the reduction of electric rate base to reflect the sale of Central Hudson's fossil generating plants and the recovery of Central Hudson's share of its NMP-2 investment.

         The increase in gas revenues is due primarily to an increase in amounts collected under Central Hudson's gas cost adjustment, attributable to higher gas costs plus higher revenues from firm gas sales. The increases are partially offset by decreases in revenues from interruptible sales and from sales to other utilities and marketers.

         Revenues for CH Services increased $22.0 million for the quarter ended June 30, from $14.8 million in 2000 to $36.8 million in 2001, and increased $76.7 million for the first six months ended June 30 from $33.7 in 2000 to $110.4 in 2001. The increase in revenues is largely attributable to the oil distribution companies. The increase primarily reflects a growth in sales from the acquired companies of CH Services' largest oil distribution subsidiary in November 2000.

SALES
-----

         Central Hudson's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

         Total kilowatt-hour sales of electricity within Central Hudson's service territory increased 3% and firm sales of natural gas increased 4% in the second quarter of 2001 as compared to the second quarter of 2000. For the first six months ended June 30, 2001, sales of electricity within Central Hudson's service territory increased 4% and firm sales of natural gas increased 8%. Changes in sales from last year by major customer classifications including energy supplied by others are set forth below.

                               INCREASE (DECREASE) FROM PRIOR PERIOD
                          ----------------------------------------------
                              SECOND QUARTER        6 MOS. ENDED 6/30/01
                          ----------------------    --------------------
                          ELECTRIC         GAS      ELECTRIC       GAS
                          --------       -------    --------     -------

Residential............       3%           12 %        6 %          9 %
Commercial.............       5             8          5           12
Industrial.............       2             5          1           (1)
Interruptible..........      N/A          (36)        N/A         (41)

         Billing heating degree days were 7% higher for the three months ended June 30, 2001 when compared to the same period in 2000 and 9% higher for the six months ended June 30, 2001 as compared to the same period in 2000. Cooling degree days were 6% higher for both the quarter and six months ended June 30, 2001 when compared to the same periods in 2000.

         Interruptible gas sales decreased in both the second quarter and the first six months of 2001 due largely to the cost of gas compared to residual oil and a reduction in boiler gas sales for electric generation.

OPERATING EXPENSES
------------------

         Total operating expenses for the second quarter of 2001 increased $13.9 million from the comparable period in 2000, and for the six months ended June 30, 2001 they increased $78.4 million from the same period in 2001.

         In both periods, the reductions in Central Hudson's utility operating expenses relating to other expenses, depreciation and amortization, and taxes result from the elimination of all operating costs associated with the fossil generating plants that were sold and a reduction in depreciation expense for Central Hudson's share of the NMP-2 plant, the remaining cost of which was recovered using sale proceeds. Partially offsetting the reductions is a net increase of $9.1 million in the second quarter and $30.8 million in the six months ended June 30, 2001 as compared to the same periods in the year 2000, in purchased electricity and purchased natural gas costs mitigated by a decrease in the cost of fuel used in electric generation resulting from the sale of the plants. The net increase in energy costs reflects increased fossil fuel prices, an increase in electric and gas own territory sales and also, the impact of changing market conditions brought about by the restructuring of the New York State wholesale electricity market.

         CH Services' operating expenses are primarily fuel costs associated with the generating plants, purchased electricity, and the cost of petroleum and natural gas at its oil distribution companies. Petroleum and natural gas costs increased by $13.9 million and $50.7 million for the three and six-month periods as compared to the same periods in 2000.

         Other expenses of operation, excluding the above, increased $8.4 million and $16.2 million for the three and six-month periods as compared to the same periods in 2000 due to the continued growth of CH Services, through acquisitions. Included in this increase is depreciation and amortization on acquisitions.

COMMON STOCK DIVIDENDS
----------------------

         Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporation's 10-K Report, for a discussion of the Corporation's dividend payments. On June 22, 2001, the Board of Directors of the Corporation declared a quarterly dividend of $.54 per share, payable August 1, 2001 to shareholders of record as of July 10, 2001.

OTHER MATTERS
-------------

FORWARD-LOOKING STATEMENTS
--------------------------

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         Reference is made to Part II, Item 7A of the Corporation's 10-K Report for a discussion of market risk. During the second quarter of 2001, the Corporation's exposure to market risk was not material to its financial position or results of operations.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.      Legal Proceedings

         (a) ASBESTOS LITIGATION. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 10 - "Commitments and Contingencies," under the caption "Asbestos Litigation," in Part II, Item 8 of the Corporation's 10-K Report.

             As of July 25, 2001, 73 new cases involving asbestos have been brought against Central Hudson of the type described under the caption. As of that date, of the 2,652 cases brought against Central Hudson, 1,099 remain pending. Of the 1,553 cases no longer pending against Central Hudson, 1,416 have been dismissed or discontinued, and Central Hudson has settled 137 cases. The Corporation is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Corporation at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Corporation believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Corporation's and/or its affiliates' financial position or results of operations.

Item 5.      Other Information

         (a) NINE MILE 2 PLANT. Reference is made to Note 3 - Nine Mile 2 Plant under the caption "General" to the Consolidated Financial Statements included in the Corporation's 10-K Report, for a discussion of the sale of the interests of the cotenant owners in the Nine Mile 2 Plant. Closing of the sale is now expected to occur before the end of 2001.

Item 6.      Exhibits and Reports on Form 8-K

         (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

    Exhibit No.
  Regulation S-K
     Item 601
   Designation                              Exhibit Description
------------------                          -------------------

 (12)           --       Statement Showing Computation of the Ratio of Earnings
                         to Fixed Charges and the Ratio of Earnings to Combined
                         Fixed Charges and Preferred Stock Dividends.

         (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Corporation filed the following Current Report on Form 8-K:

              None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                                                  CH ENERGY GROUP, INC.
                                                       (Registrant)


                                          By:       /s/ Donna S. Doyle
                                              ------------------------------
                                                       Donna S. Doyle
                                                Vice President - Accounting
                                                       and Controller

Dated: August 9, 2001

                                  EXHIBIT INDEX
                                  -------------

         Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:

    Exhibit No.
  Regulation S-K
     Item 601
   Designation                              Exhibit Description
------------------                          -------------------
 (12)           --       Statement Showing Computation of the Ratio of Earnings
                         to Fixed Charges and the Ratio of Earnings to Combined
                         Fixed Charges and Preferred Stock Dividends.