Form 10-Q
period 2001-09-30
CH ENERGY GROUP INC
filed 2001-11-09
CIK 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended................................September 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from......................to..........................
Commission file number...................................................0-30512

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

    Common stock, par value $.10 per share; and the number of shares outstanding of Registrant's common stock, as of September 30, 2001, was 16,362,087.

                              CH ENERGY GROUP, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

         PART I - FINANCIAL INFORMATION                                  PAGE
                                                                         ----
Item 1 -    Consolidated Financial Statements                              1

            Consolidated Statement of Income -
             Three Months Ended September 30, 2001 and 2000                1

            Consolidated Statement of Income -
             Nine Months Ended September 30, 2001 and 2000                 2

            Consolidated Statement of Comprehensive Income
             Nine Months Ended September 30, 2001 and 2000                 3

            Consolidated Statement of Comprehensive Income
             Nine Months Ended September 30, 2001 and 2000                 4

            Consolidated Balance Sheet - September 30, 2001
             and December 31, 2000                                         5

            Consolidated Statement of Cash Flows -
             Nine Months Ended September 30, 2001 and 2000                 7

            Notes to Consolidated Financial Statements                     8

Item 2 -    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 18

Item 3 -    Quantitative and Qualitative Disclosure
             about Market Risk                                            26

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                26

Item 6 - Exhibits and Reports on Form 8-K                                 27

Signatures                                                                27

Exhibit Index

                         PART I - FINANCIAL INFORMATION

                   ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                              For the 3 Months Ended September 30,
                                                                  2001                  2000
                                                                --------              --------
                                                                  (Thousands of Dollars)
Operating Revenues
  Electric ..................................................   $119,039              $140,626
  Gas .......................................................     11,272                13,740
  Unregulated Affiliate .....................................     35,520                13,531
                                                                --------              --------
      Total Operating Revenues ..............................    165,831               167,897
                                                                --------              --------

Operating Expenses
  Operation:
    Fuel used in electric generation and
       purchased electricity ................................     76,202                63,431
    Purchased natural gas ...................................      6,139                 9,121
    Purchased petroleum .....................................     12,823                  (301)
    Other expenses of operation - regulated activities ......     23,502                31,875
    Other expenses of operation - unreg. affiliate activities     11,660                 6,971
  Depreciation and amortization .............................      8,661                12,612
  Taxes, other than income tax ..............................     10,442                14,849
  Federal/State income tax ..................................      5,565                 8,604
                                                                --------              --------
                                                                 154,994               147,162
                                                                --------              --------

Operating Income ............................................     10,837                20,735
                                                                --------              --------
Other Income and (Deductions)
  Allowance for equity funds used during construction .......        104                    --
  Federal/State income tax ..................................        372                  (149)
  Interest Income ...........................................      3,479                   112
  Other - net ...............................................        859                 2,898
                                                                --------              --------
                                                                   4,814                 2,861
                                                                --------              --------

Income before Interest Charges ..............................     15,651                23,596
                                                                --------              --------

Interest Charges
  Interest on mortgage bonds ................................        669                 2,570
  Interest on other long-term debt ..........................      2,162                 3,591
  Other interest ............................................      2,556                 2,334
  Allowance for borrowed funds used during construction .....        (82)                 (202)
                                                                --------              --------
                                                                   5,305                 8,293

Preferred Stock Dividends of Central Hudson .................        807                   807
                                                                --------              --------

Net Income ..................................................      9,539                14,496
Dividends Declared on Common Stock ..........................      8,835                 8,963
                                                                --------              --------

Balance Retained in the Business ............................       $704                $5,533
                                                                ========              ========

Common Stock:
    Average Shares Outstanding (000s) .......................     16,362                16,696

    Earnings Per Share (Basic and Diluted) ..................      $0.58                 $0.87

    Dividends Declared ......................................     $0.540                $0.540

                 See Notes to Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION

                   ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                               For the 9 Months Ended September 30,
                                                                   2001                   2000
                                                                --------               ---------
                                                                    (Thousands of Dollars)
Operating Revenues
  Electric ..................................................   $338,590               $382,949
  Gas .......................................................     90,203                 76,534
  Unregulated Affiliate .....................................    145,964                 47,288
                                                                --------               --------
      Total Operating Revenues ..............................    574,757                506,771
                                                                --------               --------

Operating Expenses
  Operation:
    Fuel used in electric generation and
       purchased electricity ................................    198,340                169,990
    Purchased natural gas ...................................     58,929                 46,151
    Purchased petroleum .....................................     69,684                  5,907
    Other expenses of operation - regulated activities ......     84,636                101,744
    Other expenses of operation - unreg. affiliate activities     39,356                 18,484
  Depreciation and amortization .............................     27,568                 37,609
  Taxes, other than income tax ..............................     37,774                 46,003
  Federal/State income tax ..................................     17,959                 22,106
                                                                --------               --------
                                                                 534,246                447,994
                                                                --------               --------

Operating Income ............................................     40,511                 58,777
                                                                --------               --------

Other Income and (Deductions)
  Allowance for equity funds used during construction .......        281                     --
  Federal/State income tax ..................................     (1,685)                  (323)
  Interest Income ...........................................     13,040                    457
  Other - net ...............................................      5,455                  8,159
                                                                --------               --------
                                                                  17,091                  8,293
                                                                --------               --------

Income before Interest Charges ..............................     57,602                 67,070
                                                                --------               --------

Interest Charges

  Interest on mortgage bonds ................................      4,541                  8,772
  Interest on other long-term debt ..........................      8,648                  9,268
  Other interest ............................................     11,139                  6,698
  Allowance for borrowed funds used during construction .....       (222)                  (527)
                                                                --------               --------
                                                                  24,106                 24,211

Preferred Stock Dividends of Central Hudson .................      2,422                  2,422
                                                                --------               --------

Net Income ..................................................     31,074                 40,437
Dividends Declared on Common Stock ..........................     26,507                 27,109
                                                                --------               --------

Balance Retained in the Business ............................     $4,567                $13,328
                                                                ========               ========

Common Stock:
    Average Shares Outstanding (000s) .......................     16,362                 16,793

    Earnings Per Share (Basic and Diluted) ..................      $1.90                  $2.41

    Dividends Declared ......................................      $1.62                  $1.62

                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                     For the 3 Months
                                                                                    Ended September 30,
                                                                                    2001           2000
                                                                                  --------        -------
                                                                                  (Thousands of Dollars)

Net Income ....................................................................   $ 9,539         $14,496

Other comprehensive income, net of tax:
   FAS 133 transition adjustment - balance at July 1, 2001 of cumulative effect of unrealized gains (losses) at implementation date of
    January 1, 2001 ...........................................................       795              --
       Less:  reclassification adjustment for gains (losses)
              realized in net income ..........................................       398              --
       Plus:  change in fair value for transition adjustment amounts ..........       795              --
                                                                                  -------         -------
              Balance of FAS 133 transition adjustment at Sept. 30, 2001 ......     1,192              --
   FAS 133 - Other deferred unrealized gains (losses) .........................        --              --
                                                                                  -------         -------
Other comprehensive income (loss) .............................................     1,192              --
                                                                                  -------         -------

Total Comprehensive Income ....................................................   $10,731         $14,496
                                                                                  =======         =======

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                               For the 9 Months
                                                                              Ended September 30,
                                                                             2001            2000
                                                                           --------        --------
                                                                            (Thousands of Dollars)

Net Income .............................................................     $31,074        $40,437

Other comprehensive income, net of tax:
   FAS 133 transition adjustment - cumulative effect of
    unrealized gains (losses) at implementation date of
    January 1, 2001 ....................................................      (1,896)            --
       Less:  reclassification adjustment for gains (losses)
                 realized in net income ................................        (394)            --
       Plus:  change in fair value for transition adjustment amounts ...       2,694             --
                                                                             -------        -------
              Balance of FAS 133 transition adjustment at Sept. 30, 2001       1,192             --
   FAS 133 - Other deferred unrealized gains (losses) ..................          --             --
                                                                             -------        -------
Other comprehensive income (loss) ......................................       1,192             --
                                                                             -------        -------

Comprehensive Income ...................................................     $32,266        $40,437
                                                                             =======        =======

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                         September 30,   December 31,
                                                             2001           2000
                          ASSETS                          (Unaudited)     (Audited)
                                                          ----------     ----------
                                                            (Thousands of Dollars)
Utility Plant
       Electric .......................................   $  574,092      $1,277,617
       Gas ............................................      178,582         172,242
       Common .........................................      104,192          99,353
       Nuclear fuel ...................................       46,701          46,688
                                                          ----------      ----------
                                                             903,567       1,595,900

       Less:  Accumulated depreciation ................      375,869         668,168
              Nuclear fuel amortization ...............       42,782          40,762
                                                          ----------      ----------
                                                             484,916         886,970

       Construction work in progress ..................       47,914          43,882
                                                          ----------      ----------
               Net Utility Plant ......................      532,830         930,852
                                                          ----------      ----------

Other Property and Plant ..............................       45,018          42,979
                                                          ----------      ----------

Prefunded Pension Costs and Other Investments
        Prefunded Pension Costs .......................       75,194          63,390
        Other Investments .............................       20,444          23,201
                                                          ----------      ----------
Total Prefunded Pension Costs and Other Investments ...       95,638          86,591
                                                          ----------      ----------

Intangible Assets .....................................       66,346          68,458
                                                          ----------      ----------

Current Assets
       Cash and cash equivalents ......................      305,426          28,318
       Accounts receivable from customers-net of
             allowance for doubtful accounts ..........       64,393         109,403
       Accrued unbilled utility revenues ..............        9,893          19,751
       Other receivables ..............................        4,253           5,352
       Fuel, materials and supplies, at average cost ..       18,056          30,629
       Special deposits and prepayments ...............       22,688          21,608
                                                          ----------      ----------
                Total Current Assets ..................      424,709         215,061
                                                          ----------      ----------

Deferred Charges and Other Assets
       Regulatory assets ..............................       35,201         155,230
       Unamortized debt expense .......................        3,593           4,869
       Fair value of derivative instruments ...........       57,096            --
       Other Assets ...................................       22,227          26,933
                                                          ----------      ----------
                Total Deferred Charges and Other Assets      118,117         187,032
                                                          ----------      ----------

Accumulated Deferred Income Tax (Net) .................       16,788              --
                                                          ----------      ----------

                          Total Assets ................   $1,299,446      $1,530,973
                                                          ==========      ==========

                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                 September 30,   December 31,
                                                                                     2001            2000
                       CAPITALIZATION AND LIABILITIES                             (Unaudited)     (Audited)
                                                                                  ------------   -----------
                                                                                    (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized; shares issued
               ($.10 par value):
                 9/30/2001  = 16,862,087
                 12/31/2000 = 16,862,087 .......................................   $   1,686        $   1,686
        Paid-in capital ........................................................     351,230          351,230
        Retained earnings ......................................................     152,391          147,824
        Reacquired capital stock (500,000 shares) ..............................     (18,766)         (18,766)
        Other Comprehensive Income -
            Unrealized Derivative Gains (Losses) ...............................       1,192               --
        Capital stock expense ..................................................      (1,176)          (1,232)
                                                                                   ---------        ---------
                Total Common Stock Equity ......................................     486,557          480,742
                                                                                   ---------        ---------

        Cumulative Preferred Stock

             Not subject to mandatory redemption ...............................      21,030           21,030
             Subject to mandatory redemption ...................................      35,000           35,000
                                                                                   ---------        ---------
                Total Cumulative Preferred Stock ...............................      56,030           56,030
                                                                                   ---------        ---------

        Long-term Debt .........................................................     236,123          320,369
                                                                                   ---------        ---------
                Total Capitalization ...........................................     778,710          857,141
                                                                                   ---------        ---------

Current Liabilities
        Current maturities of long-term debt ...................................          --           62,610
        Notes payable ..........................................................       8,250          165,000
        Accounts payable .......................................................      47,813           63,845
        Accrued interest .......................................................       3,142            7,256
        Dividends payable ......................................................       9,643            9,643
        Accrued vacation .......................................................       3,900            4,472
        Customer deposits ......................................................       4,912            4,637
        Accrued taxes payable ..................................................     110,808            3,087
        Other ..................................................................       4,865            8,005
                                                                                   ---------        ---------
                Total Current Liabilities ......................................     193,333          328,555
                                                                                   ---------        ---------

Deferred Credits and Other Liabilities
        Regulatory liabilities .................................................     271,192          118,574
        Operating reserves .....................................................       5,744            4,755
        Other ..................................................................      50,467           27,120
                                                                                   ---------        ---------
                Total Deferred Credits and Other Liabilities ...................     327,403          150,449
                                                                                   ---------        ---------

Accumulated Deferred Income Tax ................................................          --          194,828
                                                                                   ---------        ---------


                     TOTAL CAPITALIZATION AND LIABILITIES.......................  $1,299,446       $1,530,973
                                                                                  ----------       ----------

                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the 9 Months Ended
                                                                                       September 30,
                                                                                     2001        2000
                                                                                  ---------    ---------
                                                                                  (Thousands of Dollars)
OPERATING ACTIVITIES:

     Net Income ...............................................................     $31,074      $40,437

          Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation, amortization & nuclear fuel amortization .......      30,534       40,390
                 Deferred income taxes, net ...................................       2,821        4,457
                 Nine Mile 2 Plant deferred finance charges, net ..............       1,311       (3,572)
                 Provision for uncollectibles .................................       1,875        1,725
                 Net accrued/deferred pension costs ...........................     (11,498)     (10,302)
                 Net deferred gas costs/gas refunds ...........................         237       (1,434)
                 Other, net ...................................................      11,879       (5,598)

             Changes in operating assets and liabilities, net:
                 Accounts receivable and unbilled revenues ....................      54,092        5,432
                 Fuel, materials and supplies .................................      (1,748)       1,367
                 Special deposits and prepayments .............................      (1,080)      (7,041)
                 Accounts payable .............................................     (16,032)      (4,231)
                 Accrued taxes and interest ...................................      76,141        4,606
                 Deferred taxes related to sale of plants and NMP2 write-off ..    (233,876)          --
                 Other, net ...................................................      (3,437)      (1,361)
                                                                                  ---------    ---------

          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .................     (57,707)      64,875
                                                                                  ---------    ---------

INVESTING ACTIVITIES:

          Proceeds from sale of fossil generation plants ......................     713,202           --
          Additions to plant ..................................................     (40,905)     (41,198)
          Investment activity of unregulated affiliate ........................      (6,343)      (8,925)
          Payments to Nine Mile 2 Plant decommissioning trust fund ............        (651)        (651)
          Other, net ..........................................................       3,414         (551)
                                                                                  ---------    ---------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .................     668,717      (51,325)
                                                                                  ---------    ---------

FINANCING ACTIVITIES:

          Proceeds from issuance of long-term debt ............................          --       47,500
          Repayments of short-term debt .......................................    (156,750)       5,000
          Retirement and redemption of long-term debt .........................    (147,380)     (35,100)
          Dividends paid on common stock ......................................     (26,431)     (27,251)
          Reacquired capital stock ............................................        --         (8,470)
          Issuance and redemption costs of long-term debt .....................      (3,341)        (313)
                                                                                  ---------    ---------

          NET CASH USED IN FINANCING ACTIVITIES ...............................    (333,902)     (18,634)
                                                                                  ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS .......................................     277,108       (5,084)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR .................................      28,318       20,385
                                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD .....................................    $305,426      $15,301
                                                                                  =========    =========

Supplemental Disclosure of Cash Flow Information

          Interest paid .......................................................     $18,963      $16,907

          Federal & State income tax paid .....................................    $141,405      $18,800

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

NOTE 2 - REGULATORY MATTERS

         Reference is made to Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporation's 10-K Report under the caption "Impact of Settlement Agreement on Accounting Policies," (hereinafter the Settlement Agreement).

         At December 31, 2000, the net regulatory assets associated with Central Hudson's fossil-fueled generating assets, including asbestos litigation costs and Clean Air Act credits, of Central Hudson Gas & Electric Corporation (Central Hudson), a wholly-owned affiliate of the Corporation, totaled $1.9 million. On January 30, 2001, Central Hudson sold its interests in the Danskammer and Roseton Generating Plants. The proceeds in excess of the net book value were offset against the related fossil-fueled net regulatory assets. The balance in these accounts at September 30, 2001 is zero. (See Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporation's 10-K Report under the caption "Sale of Generating Plants").

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

         As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in the Corporation's 10-K Report,

Central Hudson received approval from its shareholders and regulators to form a holding company. The holding company restructuring occurred on December 15, 1999. The competitive business subsidiaries of the Corporation are described in
Item 1 of the Corporation's 10-K Report under the caption "Affiliates of the Corporation."

PSC PROCEEDINGS

         NINE MILE 2 PLANT: Reference is made to Note 3 - Nine Mile 2 Plant under the caption "General" to the Consolidated Financial Statements included in the Corporation's 10-K Report for a discussion of the proposed sale of the interests of certain cotenant owners, including Central Hudson, in the Nine Mile Point Unit No. 2 Nuclear Plant (Nine Mile 2 Plant).

         On October 24, 2001, the Public Service Commission of the State of New York (PSC) authorized the sale of these interests, which authorization is set forth in an Order of the PSC issued and effective October 26, 2001 (Nine Mile 2 Order). The sale of Central Hudson's interest in the Nine Mile 2 Plant took place on November 7, 2001, as described in Item 2 below under the caption "Other Matters - Nine Mile 2 Plant Sale."

         RATE CASE PROCEEDING: Reference is made to Note 2 of the Corporation's 10-K Report under the caption "Regulatory Matters" under the caption "Rate Proceedings - Electric and Gas" and to Note 2 to the Notes to Consolidated Financial Statements, under the caption "Rate Proceedings - Electric and Gas" contained in the Corporation's Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 2001, for information with respect to Central Hudson's major rate and restructuring proposal filed with the PSC.

         Effective October 25, 2001, the PSC issued its Order Establishing Rates in that Proceeding (Rate Order), the significant terms and conditions of which are:

         TERM: Three years, beginning July 1, 2001, with a Central Hudson option to extend the Rate Order for two (2) years.

         RATES: Electric delivery rates will be reduced by 1.2% and then frozen for the remainder of the term of the Rate Order. Natural gas delivery rates will be frozen for the term of the Rate Order.

         PURCHASED ELECTRICITY AND NATURAL GAS: Central Hudson will continue to purchase electric energy and natural gas for its full service customers and will recover 100% of these costs from customers through energy adjustment mechanisms.

         RATE STRUCTURE: Customer charges will be increased and volumetric delivery charges will be reduced.

         Customer bills will be formatted to show the market price of electricity in order to encourage competition and enhance customer migration to third party energy suppliers.

         Customers will receive refunds of $25 million annually for each of the first three (3) years the Rate Order is effective.

         RETURN ON EQUITY: Central Hudson will be allowed a base return on equity (ROE) of 10.3% on the equity portion of its rate base (approximately $250 million). The common equity ratio will be capped at 47% in the first year of the settlement period and decline 1% per year in each of the next two (2) years. Earnings above the 10.3% base ROE will be retained by Central Hudson up to 11.3%, with a 50-50 sharing between customers and Central Hudson between 11.3% and 14%. Earnings above 14.0% will be reserved for customer benefits.

         CUSTOMER BENEFITS: Excess proceeds from power plant sales and deferred regulatory accounts approximating $164 million (net of tax) are available for customer benefit. The Rate Order provides for the following customer benefit uses, unused amounts to remain available for future disposition:

         1)   Customer refunds                   $45 million (after tax)
         2)   Rate Base reduction                $42 million (after tax)
         3)   Reliability Program                $13 million (after tax)
         4)   Offset of manufactured gas
              plant site remediation costs       $12.6 million (after tax)

         The Rate Order also establishes customer service "incentives," enhanced low income and customer education programs.

         OTHER MATTERS RELATED TO THE RATE ORDER AND THE NINE MILE 2 ORDER: Also included in these Orders were approval for Central Hudson to recognize $19.8 million of tax benefits related to its 2001 power plant sales, offset by $11.4 million of after tax contributions by Central Hudson to the customer benefit fund, or a net benefit to shareholders of $8.4 million. Central Hudson will additionally recognize net income for shareholders under a prior regulatory settlement, as follows: $3.2 million in 2001, $2.9 million in 2001, $2.0 million in 2002, $5.9 million in 2003 and $5.9 million in 2004. These tax benefits and prior settlement-related amounts are excluded from the ROE sharing calculation described above.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

         Reference is made to Note 11 - "Segments and Related Information" to the Consolidated Financial Statements included in the Corporation's 10-K Report.

         The Corporation's primary reportable operating segments are the regulated electric and gas operations of Central Hudson and the unregulated competitive business subsidiaries of Central Hudson Energy Services, Inc. (CH Services). The segments currently operate in the Northeast and Mid-Atlantic regions of the United States.

         Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of the common property have been allocated to the segments in accordance with the practice established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - FAS 131

---------------------------------------------------------------------------------------------------
                                                          Quarter Ended September 30, 2001
---------------------------------------------------------------------------------------------------
                                                Regulated                 Unreg.          Total
---------------------------------------------------------------------------------------------------
                                         Electric           Gas
---------------------------------------------------------------------------------------------------
Revenues from external customers         $119,020         $11,182        $35,520         $165,722
---------------------------------------------------------------------------------------------------
Intersegment revenues                          19              90           -                 109
---------------------------------------------------------------------------------------------------
         Total Revenues                  $119,039         $11,272        $35,520         $165,831
---------------------------------------------------------------------------------------------------
Earnings Per Share                       $   0.56         $  0.01        $  0.01         $   0.58
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                                                           Quarter Ended September 30, 2000
---------------------------------------------------------------------------------------------------
                                                Regulated                 Unreg.            Total
---------------------------------------------------------------------------------------------------
                                         Electric           Gas
---------------------------------------------------------------------------------------------------
Revenues from external customers         $140,612         $13,294        $13,531         $167,437
---------------------------------------------------------------------------------------------------
Intersegment revenues                          14             446           -                 460
---------------------------------------------------------------------------------------------------
         Total Revenues                  $140,626         $13,740        $13,531         $167,897
---------------------------------------------------------------------------------------------------
Earnings Per Share                       $   0.85         $ (0.07)       $  0.09         $   0.87
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                      Nine Months Ended September 30, 2001
---------------------------------------------------------------------------------------------------
                                                     Regulated            Unreg.            Total
---------------------------------------------------------------------------------------------------
                                         Electric           Gas
---------------------------------------------------------------------------------------------------
Revenues from external customers         $338,534         $89,868        $145,964        $574,366
---------------------------------------------------------------------------------------------------
Intersegment revenues                          56             335           -                 391
---------------------------------------------------------------------------------------------------
         Total Revenues                  $338,590         $90,203        $145,964        $574,757
---------------------------------------------------------------------------------------------------
Earnings Per Share                       $   0.85         $  0.57        $   0.48        $   1.90
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                         Nine Months Ended September 30, 2000
---------------------------------------------------------------------------------------------------
                                                    Regulated                Unreg.          Total
---------------------------------------------------------------------------------------------------
                                             Electric           Gas
---------------------------------------------------------------------------------------------------
Revenues from external customers         $382,884         $75,160        $47,288         $505,332
---------------------------------------------------------------------------------------------------
Intersegment revenues                          65           1,374           -               1,439
---------------------------------------------------------------------------------------------------
         Total Revenues                  $382,949         $76,534        $47,288         $506,771
---------------------------------------------------------------------------------------------------
Earnings Per Share                       $   1.99         $  0.38        $  0.04         $   2.41
---------------------------------------------------------------------------------------------------

NOTE 4 - NEW ACCOUNTING STANDARDS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS 133

         Reference is made to Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" of the Corporation's 10-K Report and also, Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements under the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement." These sections of the Corporation's 10-K provide background information regarding its risk management policy and practices for minimizing price risk associated with commodity purchases and the development of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments, with certain limited exceptions, including instruments that meet the "normal purchases and sales" exception, as defined, be recognized at fair value on the Corporation's balance sheet, effective January 1, 2001, with offsetting gains or losses recognized in earnings. The standard also permits the deferral of these gains or losses if stringent hedge accounting provisions are met.

         The Corporation implemented SFAS 133 on January 1, 2001 and recognized a net of tax transition adjustment of $(1.9) million to Other Comprehensive Income (OCI) for the initial adoption of SFAS 133. This amount represents the cumulative effect of a change in accounting principle for unrealized losses related to derivatives redesignated as cash flow hedges. Actual gains and losses related to these derivatives will be realized during the period January 2001 through December 2001.

         Central Hudson uses derivative instruments to hedge the exposure to the variability in cash flows associated with forecasted sales of natural gas and forecasted sales and purchases of electricity. These derivatives are not formally designated as hedges under the provisions of SFAS 133 because the related gains and losses are included as part of Central Hudson's commodity cost and/or price reconciled in its natural gas and electric energy service charge clauses. The earnings offset to these derivatives are, therefore, deferred for pass-back to or recovery from customers under these regulatory adjustment mechanisms. The total fair value of Central Hudson derivatives at September 30, 2001 is $55.1 million due largely to the conversion, effective July 1, 2001, of a multi-year transition purchase power agreement (TPA) (see Item 2 of the Corporation's 10-K Report under the caption "Load and Capacity") from a physical to a financial arrangement. Under the terms of the modified agreement, Central Hudson will purchase electric energy volumes covered by the TPA at market and financially net settle with the TPA counter-party for differences between market prices and the fixed prices stipulated in the TPA. The total net gain (realized and unrealized) year-to-date associated with settled and open derivatives is $71.0 million, comprised largely of unrealized gains associated with the TPA derivative, through October 2004.

         CH Services uses derivative instruments to hedge variability in cash flows associated with forecasted sales and purchases of electricity and also, the fair value of certain firm commitments relating to heating oil purchases. These hedges have been highly effective and no gains or losses from ineffectiveness were recorded during the three months ended September 30, 2001 or year-to-date. The assessment of hedge effectiveness for fair value hedges excludes the change in the fair value of the premium paid for these derivative instruments. These premiums, which are not material, are expensed based on the change in their fair value. The earnings offset to the change in fair value of the cash flow hedges is deferred to OCI and is reclassified to earnings when earnings are affected by the hedged transactions (forecasted purchase or sale). As amounts are reclassified from OCI, the impact on earnings is offset by the recognition of the hedged transactions. Gains and losses restored to earnings are recorded as part of the cost or price of the related commodity. The net of tax balance in OCI of $1,192,000 at September 30, 2001 is expected to be restored to earnings by the end of 2001. Year-to-date, CH Services has recognized a total net gain (realized and unrealized) of $3.5 million related to derivatives. The total fair value of CH Service's derivatives at September 30, 2001 is $2.0 million.

PLANT DECOMMISSIONING

         Reference is made to the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Corporation's 10-K Report. On July 5, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Initially started in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Corporation is reviewing this new accounting standard, and cannot make any prediction at this time as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation and/or its affiliates at this time.

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

         If adopted as a final Statement, the FASB proposal would be effective for annual and interim financial statements for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The comment period has been extended to November 15, 2001.

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

         Statement 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This statement will be applied as required.

         Statement 142 requires that goodwill no longer be amortized to earnings, but instead be periodically reviewed for impairment. The amortization of goodwill ceases upon adoption of Statement 142, which for the Corporation, will be January 1, 2002. The Corporation presently amortizes goodwill related to acquisitions made by CH Services. It is expected that the change in accounting will favorably impact the Corporation's results of operations when implemented; however, until this new accounting standard has been thoroughly reviewed by the Corporation, it cannot make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation and/or its affiliates.

LONG-LIVED ASSETS

         In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS (SFAS 144).

         Statement 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Impairment occurs when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss will be recognized and will represent the amount by which the carrying amount of the long-lived asset exceeds its fair value. The standard is effective for fiscal years beginning after December 15, 2001, to be applied prospectively.

         It is expected that the change in accounting will have no impact on the Corporation's results of operations when implemented; however, until this new accounting standard has been thoroughly reviewed by the Corporation, it cannot make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Corporation and/or its affiliates.

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

         Also, an additional 35,900 Options were granted to executive officers and other key employees of the Corporation and its affiliates by the Compensation and Succession Committee of the Corporation's Board of Directors, effective as of January 1, 2001. The Options are exercisable over a period of ten years, with 40% vesting after two years and 20% each year thereafter for the following three years. The exercise price of all the Options granted, effective January 1, 2001, is $44.06 per share and is based on the average market price (as traded on the New York Stock Exchange on January 2, 2001). The Committee also granted a total of 7,230 Performance Shares to these officers/key employees, effective as of January 1, 2001, on the basis of achieving superior total shareholder return over a three-year period ending December 31, 2003, as measured against an industry index.

         SFAS No. 123 requires a company to disclose pro forma net income and earnings per share as if the resulting stock-based compensation amounts were recorded in the Consolidated Statement of Earnings. The effect of these Plan Awards on net income, as well as basic diluted earnings per share of the Corporation, was not material for the quarter and the nine months ended September 30, 2001.

         A summary of the status of Options awarded to executive officers and other key employees and Non-Employee Directors of the Corporation and its affiliates under the Plan as of September 30, 2001 is as follows:

                                          Weighted
                                          Average
                                          Exercise          Remaining
                           Shares          Price        Contractual Life
                           ---------------------------------------------
Outstanding at 1/1/01      30,300          $31.94         8-1/4 years
        Granted            59,900           44.06         9-1/4 years
        Exercised              --              --
        Forfeited              --              --
Outstanding at 9/30/01     90,200          $39.98

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Corporation faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 10 - "Commitments and Contingencies," to the Consolidated Financial Statements included in the Corporation's 10-K Report. Except for that which is disclosed in
Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended September 30, 2001, and all documents previously filed with the Securities and Exchange Commission (SEC) in 2001, there have been no material changes in the subject matters discussed in Note 10.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

         The growth of retained earnings in the first nine months of 2001 contributed to the increase in the book value of common stock from $29.38 at December 31, 2000 to $29.74 at September 30, 2001. This, along with short-term and long-term debt retirement, contributed to the increase in the common equity ratio from 44.3% at December 31, 2000 to 61.8% at September 30, 2001.

         During the second quarter, a portion of the proceeds from the January 30, 2001 divestiture of the Roseton and Danskammer fossil generating Plants was used to call the entire $70 million issue of 9.25% First Mortgage Bonds due May 1, 2021. During the second quarter, Central Hudson made open market purchases and retired additional debt of $4.1 million of 6.25% First Mortgage Bonds due June 1, 2007, and 7.32% Medium Term Notes came due on their normal maturity date of June 13, 2001 in the amount of $40 million. In the third quarter, the following Medium Term Notes came due on their normal maturity dates: On June 30, 2001, the 7.05% for $7.5 million and September 10, 2001, the 5.93% for $15 million. In the future, Central Hudson may repurchase debt in the open market.

         As part of the holding company restructuring, referred to in Note 2 of the Consolidated Financial Statements contained herein, the Corporation has established a revolving credit agreement with five commercial banks under which it has committed short-term credit for borrowing up to $170 million through December 4, 2001. The Corporation has determined that it has sufficient cash reserves to fund its cash requirements and will not renew this facility when it expires on December 4, 2001.

         Central Hudson, effective October 19, 2001, terminated its $50 million credit facility and entered into a $75 million credit facility with several commercial banks. Central Hudson also continues to have short-term borrowing facilities with local banks for an aggregate of $2 million. Authorization from the PSC limits the short-term borrowing amount Central Hudson may have outstanding, at any time, to $77 million in the aggregate which authorization expires June 30, 2004.

         Effective November 6, 2001, Central Hudson defeased its First Mortgage Bond Indenture, dated January 1, 1927 and thereafter amended and supplemented, by depositing approximately $39 million with the Trustee under this Indenture. Effective that date Central Hudson was released of all obligations under the Indenture. The lien of the Indenture was released from Central Hudson's property, but Central Hudson can no longer issue secured debt under that Indenture.

         Central Hudson's PSC authorization to issue Medium Term Notes (Series
C) expired on June 30, 2001. The PSC, by Order issued and effective September 27, 2001, authorized Central Hudson to issue up to $100 million in aggregate principal amount of a new series of Medium Term Notes through June 30, 2004.

         CH Services has a $12.5 million line of credit with a commercial bank, and as of September 30, 2001, there was no outstanding balance.

         At September 30, 2001, the Corporation had $8.25 million of short-term debt outstanding. Investments in short-term securities, including cash and cash equivalents, were $305.4 million at September 30, 2001.

EARNINGS PER SHARE

         Earnings per share of common stock were $.58 for the third quarter of 2001, as compared to $.87 for the third quarter of 2000, a decrease of 33%. Earnings per share of common stock were $1.90 for the nine months ended September 30, 2001, as compared to $2.41 for the first nine months of 2000, a decrease of 21%.

         The decrease in earnings per share for the quarter ended September 30, 2001, as compared to the same period in 2000, resulted primarily from the continued net effect of eliminating its investment in the fossil plants and the Nine Mile 2 Plant, effective February 1, 2001. The reduction in Central Hudson's earnings in the last quarter will be less due to the effect of including in income tax benefits and prior settlement related amounts approved by the PSC in the Nine Mile 2 Order.

         The earnings per share were also down due to a reduction in earnings from the Corporation's unregulated affiliate, CH Services, due primarily to losses in the third quarter of 2001 incurred by its oil distribution subsidiaries (the largest of which was acquired in November 2000), which normally incur operating losses during the non-heating season, and the higher cost of natural gas used at the CH Resources' generating plants. The CH Services loss of $.09 earnings per share in the third quarter of 2001 was offset by interest income from the CH Energy Group holding company resulting in earnings per share of $.01 for the unregulated segments.

         In addition, there was a decrease in Central Hudson's gas net operating revenues (net of the cost of gas and revenue taxes). A 6% reduction in own territory firm sales was largely offset by a favorable annual reconciling adjustment related to Central Hudson's gas supply charge. The reduction in sales is largely attributable to an 8% reduction in residential space heating sales.

         These decreases in earnings were partially offset by an increase in Central Hudson's other electric net operating revenues (net of the cost of fuel, purchased electricity and revenue taxes), primarily due to a 6% increase in own territory electric sales resulting from an increase in the average number of residential and commercial customers.

         The reduction in earnings for the first nine months of 2001 compared to the same period in the year 2000 reflects the eight-month impact of Central Hudson interim electric rates, effective February 1, 2001, which were reduced to reflect the elimination of all costs associated with Central Hudson's fossil generating plants and also, its investment in those plants and in the Nine

Mile 2 Plant. The fossil generation plants were sold on January 30, 2001 and a portion of the proceeds were used to recover Central Hudson's share of the investment in the Nine Mile 2 Plant. The decrease in earnings is largely attributable to a reduction in the return on investment in Central Hudson's fossil and nuclear generating plants. The reduction of rate base serves to permanently reduce the pool of regulated assets that are available to generate income for Central Hudson. However, year-to-date CH Services' earnings contribution is $.05 ahead of the comparable period last year on a revenue increase of 209%. This increase was largely attributable to the acquisition of an oil distribution company in November 2000. Earnings were also favorably impacted by an increase in Central Hudson's gas net operating revenues due to increased residential and commercial sales during the early part of the nine-month period due to colder weather.

         During the first quarter, the Corporation established a 500,000 share common stock repurchase program for 2001. However, no repurchase transactions took place by September 30, 2001, and consequently, the repurchase program did not affect financial results for the quarter ended September 30, 2001.

RESULTS OF OPERATIONS

         The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for the Corporation and its affiliates (regulated and unregulated businesses) comparing the three-month and nine-month periods ended September 30, 2001 to the three-month and nine-month periods ended September 30, 2000. The operating results of the regulated business reflect Central Hudson's electric and gas sales and services and the operating results of the unregulated affiliate reflect CH Services' operations.

OPERATING REVENUES

         Operating revenues decreased $2.1 million (1%) for the third quarter of 2001 as compared to the third quarter of 2000, and increased $68.0 million for the first nine months of 2001 as compared to the first nine months of 2000. Details of these revenue changes by electric, gas and unregulated businesses are as follows:

                            INCREASE (DECREASE) FROM PRIOR PERIOD
                                       THIRD QUARTER
                            ELECTRIC         GAS       UNREGULATED
                           ----------      -------     -----------
                                     (Thousands of Dollars)
Customer Sales(a) ......   $(62,193)(c)   $ (2,193)(b)   $ 21,989
Sales to Other Utilities    (12,993)        (1,618)
Fuel and Gas Cost
 Adjustment ............     52,206(d)       1,042           --
Deferred Revenues ......        869(e)         295           --
Miscellaneous ..........        524              6           --
                           --------       --------       --------
     Total .............   $(21,587)      $ (2,468)      $ 21,989
                           ========       ========       ========

                              INCREASE (DECREASE) FROM PRIOR PERIOD
                              NINE MONTHS ENDED SEPTEMBER 30, 2001
                            ELECTRIC         GAS        UNREGULATED
                           ----------      -------      -----------
                                     (Thousands of Dollars)
Customer Sales(a) ......   $(140,998)(c)  $ (4,416)(b)   $  98,676
Sales to Other Utilities     (32,917)       (3,647)
Fuel and Gas Cost
 Adjustment ............     133,972 (d)    19,975            --
Deferred Revenues ......      (4,871)(e)     1,917            --
Miscellaneous ..........         455          (160)           --
                           ---------      --------       ---------
     Total .............   $ (44,359)     $ 13,669       $  98,676
                           =========      ========       =========

(a) Includes delivery of electricity and gas supplied by others.
(b) Both firm and interruptible revenues.
(c) Reduction in revenues is due primarily to change in rates due to sale of fossil plants, including elimination of recovery of fuel and purchased electricity costs in base rates.
(d) Increase in revenues is due primarily to addition of fuel and purchased electricity costs previously recovered in base rates.
(e) Includes the deferral and restoration of revenues related to Central Hudson's Retail Access Program and earnings in excess of the rate of return cap under the Settlement Agreement.

         The reduction in revenues from electric sales for both periods was due largely to the reduction of electric rate base to reflect the sale of Central Hudson's fossil generating plants and the recovery of Central Hudson's share of its investment in the Nine Mile 2 Plant.

         The increase in gas revenues for the nine months ended September 30, 2001, is due primarily to an increase in amounts collected under Central Hudson's gas cost adjustment, attributable to higher gas costs plus higher revenues from firm gas sales. The increases are partially offset by decreases in revenues from interruptible sales and from sales to other utilities and marketers.

         Revenues for CH Services increased $22.0 million for the quarter ended September 30, from $13.5 million in 2000 to $35.5 million in 2001, and increased $98.7 million for the first nine months ended September 30 from $47.3 in 2000 to $146.0 in 2001. The increase in revenues is largely attributable to the oil distribution companies. The increase primarily reflects a growth in sales due to the acquisition of CH Services' largest oil distribution subsidiary in November 2000.

SALES

         Central Hudson's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

         Total kilowatthour sales of electricity within Central Hudson's service territory increased 6% and firm sales of natural gas decreased 6% in the third quarter of 2001 as compared to the third quarter of 2000. For the first nine months ended September 30, 2001, sales of electricity within Central Hudson's service territory increased 5% and firm sales of natural gas increased 7%. Changes in sales from last year by major customer classifications, including energy supplied by others, are set forth below.

                                        INCREASE (DECREASE) FROM PRIOR PERIOD
                                          THIRD QUARTER    9 MOS. ENDED 9/30/01
                                       ------------------  --------------------
                                       ELECTRIC     GAS    ELECTRIC       GAS
                                       --------   -------  --------     --------
Residential........................       11%        (8)%      7%          8%
Commercial.........................        8         (1)       6          10
Industrial.........................        -         (1)       -          (1)
Interruptible......................       N/A        43       N/A        (18)

         Billing heating degree days were 23% lower for the three months ended September 30, 2001 when compared to the same period in 2000 and 8% higher for the nine months ended September 30, 2001 as compared to the same period in 2000. Cooling degree days were 28% higher for the quarter and 21% higher for the nine months ended September 30, 2001 when compared to the same periods in 2000.

         Interruptible gas sales increased in the third quarter of 2001 reflecting increased transportation volumes of gas used by an electric generation customer. During the first nine months of 2001, interruptible gas sales decreased due largely to a reduction in boiler gas sales for electric generation resulting from the sale of the fossil plants.

OPERATING EXPENSES

         Total operating expenses for the third quarter of 2001 increased $7.8 million from the comparable period in 2000, and for the nine months ended September 30, 2001, they increased $86.3 million from the same period in 2000.

         In both periods, the reductions in Central Hudson's utility operating expenses relating to other expenses, depreciation and amortization, and taxes result from the elimination of all operating costs associated with the fossil generating plants that were sold and a reduction in depreciation expense for Central Hudson's share of the Nine Mile 2 Plant, the remaining cost of which was recovered using sale proceeds. Partially offsetting the reductions is a net increase of $5.6 million in the third quarter and $23.9 million in the nine months ended September 30, 2001 as compared to the same periods in the year 2000, in purchased electricity and fuel used in electric generation. Purchased natural gas costs decreased $2.9 million in the third quarter reflecting a reduction in the volume purchased and lower natural gas prices. Purchased natural gas costs increased $9.9 million in the nine months ended September 30, 2001 as compared to the same period in the year 2000. The net increase in energy costs reflects increased fossil fuel prices, an increase in electric and gas own territory sales and also, the impact of changing market conditions brought about by the restructuring of the New York State wholesale electricity market.

         CH Services' operating expenses are primarily fuel costs associated with the generating plants, purchased electricity, and the cost of petroleum and natural gas at its oil distribution companies. These costs increased by $20.2 million and $71.3 million for the three and nine-month periods as compared to the same periods in 2000.

         Other expenses of operation of CH Services, excluding the above, increased $4.4 million and $26.1 million for the three and nine-month periods as compared to the same periods in 2000 due to the continued growth of CH Services, through acquisitions. Included in this increase is depreciation and amortization on acquisitions.

COMMON STOCK DIVIDENDS

         Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporation's 10-K Report, for a discussion of the Corporation's dividend payments. On September 28, 2001, the Board of Directors of the Corporation declared a quarterly dividend of $.54 per share, payable

November 1, 2001 to shareholders of record as of October 10, 2001.

OTHER MATTERS

NINE MILE 2 PLANT SALE

         Effective November 7, 2001, Central Hudson sold its 9% interest in the Nine Mile 2 Plant to an affiliate of Constellation Nuclear LLC for a total consideration of $66.2 million, of which $28.4 million was paid in cash and $37.8 million of principal and interest will be paid under a five (5) year promissory note, all subject to certain post-closing adjustments.

CH RESOURCES, INC. PROPOSED SALE

         Reference is made to Item 1 of the Corporation's 10-K Report, under the caption "Affiliates of the Corporation - CH Services - CH Resources, Inc." for a description of CH Resources, Inc., a wholly-owned subsidiary of CH Services. The Corporation engaged a financial advisor which has initiated a process to divest its CH Resources subsidiary or the assets thereof. The Corporation cannot predict whether it will proceed with the divestiture or the proceeds it may obtain therefrom.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to Part II, Item 7A of the Corporation's 10-K Report for a discussion of market risk. During the third quarter of 2001, the Corporation's exposure to market risk was not material to its financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         (a) ASBESTOS LITIGATION. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 10 - "Commitments and Contingencies," under the caption "Asbestos Litigation," in Part II, Item 8 of the Corporation's 10-K Report.

         As of November 5, 2001, a total of 2,773 cases involving asbestos have been brought against Central Hudson of the type described under the caption of which 1,214 remain pending. Of the 1,559 cases no longer pending against Central Hudson, 1,422 have been dismissed or discontinued, and Central Hudson has settled 137 cases. The Corporation is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Corporation at this time, including Central Hudson's experience in settling and in obtaining dismissals of asbestos cases, the Corporation believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Corporation's and/or its affiliates' financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

    Exhibit No.
  Regulation S-K
     Item 601
    Designation                              Exhibit Description
-------------------                          -------------------

 (12)        --       Statement Showing Computation of the Ratio of Earnings to
                      Fixed Charges and the Ratio of Earnings to Combined Fixed
                      Charges and Preferred Stock Dividends.

         (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Corporation filed the following Current Report on Form 8-K:

             None

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

Dated: November 9, 2001

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