Form 10-Q/A
period 2001-09-30
CH ENERGY GROUP INC
filed 2001-11-15
CIK 1061393

FORM 10-Q/A

                                 AMENDMENT NO. 1

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended.................September  30,  2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to....................
Commission file number....................................0-30512

                              CH ENERGY GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                14-1804460
-------------------------------               -------------------
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK     12601-4879
----------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

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
Exhibit Index

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements


                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                               For the 3 Months Ended September 30,
                                                                      2001                2000
                                                                    --------            --------
                                                                         (Thousands of Dollars)
 Operating Revenues
   Electric..................................................       $119,039            $140,626
   Gas.......................................................         11,272              13,740
   Unregulated Affiliate.....................................         35,520              13,531
                                                                    --------            --------
       Total Operating Revenues..............................        165,831             167,897
                                                                    --------            --------

 Operating Expenses
   Operation:
     Fuel used in electric generation and
        purchased electricity...................................      76,202              63,431
     Purchased natural gas.....................................        6,139               9,121
     Purchased petroleum.......................................       12,823                (301)
     Other expenses of operation - regulated activities........       23,502              31,875
     Other expenses of operation - unreg. affiliate activities.       11,660               6,971
   Depreciation and amortization...............................        8,661              12,612
   Taxes, other than income tax................................       10,442              14,849
   Federal/State income tax....................................        5,565               8,604
                                                                    --------            --------
                                                                     154,994             147,162
                                                                    --------            --------

 Operating Income..............................................       10,837              20,735
                                                                    --------            --------

 Other Income and (Deductions)
   Allowance for equity funds used during construction.........          104                  -
   Federal/State income tax....................................          372                (149)
   Interest Income.............................................        3,479                 112
   Other - net.................................................          859               2,898
                                                                    --------            --------
                                                                       4,814               2,861
                                                                    --------            --------

 Income before Interest Charges................................       15,651              23,596
                                                                    --------            --------
 Interest Charges
   Interest on mortgage bonds..................................          669               2,570
   Interest on other long-term debt............................        2,162               3,591
   Other interest..............................................        2,556               2,334
   Allowance for borrowed funds used during construction.......          (82)               (202)
                                                                    --------            --------
                                                                       5,305               8,293

 Preferred Stock Dividends of Central Hudson...................          807                 807
                                                                    --------            --------

 Net Income....................................................        9,539              14,496
 Dividends Declared on Common Stock............................        8,835               8,963
                                                                    --------            --------

 Balance Retained in the Business..............................         $704              $5,533
                                                                    ========            ========

 Common Stock:
     Average Shares Outstanding (000s).........................       16,362              16,696

     Earnings Per Share (Basic and Diluted)....................        $0.58               $0.87

     Dividends Declared........................................       $0.540              $0.540

                 See Notes to Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION


                   Item I - Consolidated Financial Statements


                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                 For the 9 Months Ended September 30,
                                                                                    2001                         2000
                                                                                ------------                 ------------
                                                                                        (Thousands of Dollars)
 Operating Revenues
   Electric...........................................................           $338,590                     $382,949
   Gas................................................................             90,203                       76,534
   Unregulated Affiliate..............................................            145,964                       47,288
                                                                                 --------                     --------
       Total Operating Revenues.......................................            574,757                      506,771
                                                                                 --------                     --------
 Operating Expenses
   Operation:
     Fuel used in electric generation and
        purchased electricity.........................................            198,340                      169,990
     Purchased natural gas............................................             58,929                       46,151
     Purchased petroleum..............................................             69,684                        5,907
     Other expenses of operation - regulated activities...............             84,636                      101,744
     Other expenses of operation - unreg. affiliate activities........             39,356                       18,484
   Depreciation and amortization......................................             27,568                       37,609
   Taxes, other than income tax.......................................             37,774                       46,003
   Federal/State income tax...........................................             17,959                       22,106
                                                                                 --------                     --------
                                                                                  534,246                      447,994
                                                                                 --------                     --------

 Operating Income.....................................................             40,511                       58,777
                                                                                 --------                     --------
 Other Income and (Deductions)
   Allowance for equity funds used during construction................                281                            -
   Federal/State income tax...........................................             (1,685)                        (323)
   Interest Income....................................................             13,040                          457
   Other - net........................................................              5,455                        8,159
                                                                                 --------                     --------
                                                                                   17,091                        8,293
                                                                                 --------                     --------

 Income before Interest Charges.......................................             57,602                       67,070
                                                                                 --------                     --------

 Interest Charges
   Interest on mortgage bonds.........................................              4,541                        8,772
   Interest on other long-term debt...................................              8,648                        9,268
   Other interest.....................................................             11,139                        6,698
   Allowance for borrowed funds used during construction..............               (222)                        (527)
                                                                                 --------                     --------
                                                                                   24,106                       24,211

 Preferred Stock Dividends of Central Hudson..........................              2,422                        2,422
                                                                                 --------                     --------

 Net Income...........................................................             31,074                       40,437
 Dividends Declared on Common Stock...................................             26,507                       27,109
                                                                                 --------                     --------

 Balance Retained in the Business.....................................             $4,567                      $13,328
                                                                                 ========                     ========
 Common Stock:
     Average Shares Outstanding (000s)................................             16,362                       16,793

     Earnings Per Share (Basic and Diluted)...........................              $1.90                        $2.41

     Dividends Declared...............................................              $1.62                        $1.62


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                                               For the 3 Months
                                                                                             Ended September 30,
                                                                                             2001            2000
                                                                                          -----------     -----------
                                                                                            (Thousands of Dollars)


Net Income................................................................                    $9,539         $14,496

Other comprehensive income, net of tax:
   FAS 133 transition adjustment - balance at July 1, 2001 of cumulative effect of unrealized gains (losses) at implementation date of
    January 1, 2001.......................................................                       795               -
       Less:  reclassification adjustment for gains (losses)
              realized in net income......................................                       398               -
       Plus:  change in fair value for transition adjustment amounts......                       795               -
                                                                                          -----------     -----------
              Balance of FAS 133 transition adjustment at Sept. 30, 2001                       1,192               -
   FAS 133 - Other deferred unrealized gains (losses).....................                         -               -
                                                                                          -----------     -----------

Other comprehensive income (loss).........................................                     1,192               -
                                                                                          -----------     -----------

Total Comprehensive Income................................................                   $10,731         $14,496
                                                                                          ===========     ===========

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                                                     For the 9 Months
                                                                                                   Ended September 30,
                                                                                                   2001            2000
                                                                                                -----------     -----------
                                                                                                  (Thousands of Dollars)

Net Income................................................................                         $31,074         $40,437

Other comprehensive income, net of tax:
   FAS 133 transition adjustment - cumulative effect of
    unrealized gains (losses) at implementation date of
    January 1, 2001.......................................................                          (1,896)              -
       Less:  reclassification adjustment for gains (losses)
                 realized in net income...................................                            (394)              -
       Plus:  change in fair value for transition adjustment amounts......                           2,694               -
                                                                                                -----------     -----------
              Balance of FAS 133 transition adjustment at Sept. 30, 2001                             1,192               -
   FAS 133 - Other deferred unrealized gains (losses).....................                               -               -
                                                                                                -----------     -----------
Other comprehensive income (loss).........................................                           1,192               -
                                                                                                -----------     -----------
Comprehensive Income......................................................                         $32,266         $40,437
                                                                                                ===========     ===========


                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                      September 30,           December 31,
                                                                           2001                   2000
                                         ASSETS                        (Unaudited)             (Audited)
                                                                      ---------------        -------------
                                                                             (Thousands of Dollars)

Utility Plant
       Electric..............................................              $574,092            $1,277,617
       Gas...................................................               178,582               172,242
       Common................................................               104,192                99,353
       Nuclear fuel..........................................                46,701                46,688
                                                                           --------            ----------
                                                                            903,567             1,595,900

       Less:  Accumulated depreciation.......................               375,869               668,168
              Nuclear fuel amortization......................                42,782                40,762
                                                                           --------            ----------
                                                                            484,916               886,970

       Construction work in progress.........................                47,914                43,882
                                                                           --------            ----------
               Net Utility Plant.............................               532,830               930,852
                                                                           --------            ----------
Other Property and Plant.....................................                45,018                42,979
                                                                           --------            ----------
Prefunded Pension Costs and Other Investments
        Prefunded Pension Costs..............................                75,194                63,390
        Other Investments....................................                20,444                23,201
                                                                           --------            ----------
Total Prefunded Pension Costs and Other Investments..........                95,638                86,591
                                                                           --------            ----------
Intangible Assets............................................                66,346                68,458
                                                                           --------            ----------
Current Assets
       Cash and cash equivalents.............................               305,426                28,318
       Accounts receivable from customers-net of
             allowance for doubtful accounts.................                64,393               109,403
       Accrued unbilled utility revenues.....................                 9,893                19,751
       Other receivables.....................................                 4,253                 5,352
       Fuel, materials and supplies, at average cost.........                18,056                30,629
       Special deposits and prepayments......................                22,688                21,608
                                                                           --------            ----------
                Total Current Assets.........................               424,709               215,061
                                                                           --------            ----------
Deferred Charges and Other Assets
       Regulatory assets ....................................                35,201               155,230
       Unamortized debt expense..............................                 3,593                 4,869
       Fair value of derivative instruments..................                57,096                     -
       Other Assets..........................................                22,227                26,933
                                                                           --------            ----------
                Total Deferred Charges and Other Assets......               118,117               187,032
                                                                           --------            ----------

Accumulated Deferred Income Tax (Net)........................                16,788                     -
                                                                           --------            ----------

                          Total Assets.......................            $1,299,446            $1,530,973
                                                                         ==========            ==========


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                       September 30,         December 31,
                                                                           2001                  2000
                           CAPITALIZATION AND LIABILITIES               (Unaudited)            (Audited)
                                                                     ------------------     ----------------
                                                                             (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               shares issued ($.10 par value):
                 9/30/2001  = 16,862,087
                 12/31/2000 = 16,862,087.......................       $    1,686           $    1,686
        Paid-in capital........................................          351,230              351,230
        Retained earnings......................................          152,391              147,824
        Reacquired capital stock (500,000 shares)..............          (18,766)             (18,766)
        Other Comprehensive Income -
            Unrealized Derivative Gains (Losses)...............            1,192                    -
        Capital stock expense..................................           (1,176)              (1,232)
                                                                       ---------            ---------

                Total Common Stock Equity......................          486,557              480,742
                                                                       ---------            ---------
        Cumulative Preferred Stock
             Not subject to mandatory redemption...............           21,030               21,030
             Subject to mandatory redemption...................           35,000               35,000
                                                                       ---------            ---------
                Total Cumulative Preferred Stock...............           56,030               56,030
                                                                       ---------            ---------

        Long-term Debt.........................................          236,123              320,369
                                                                       ---------            ---------
                Total Capitalization...........................          778,710              857,141
                                                                       ---------            ---------
Current Liabilities
        Current maturities of long-term debt...................                -               62,610
        Notes payable..........................................            8,250              165,000
        Accounts payable.......................................           47,813               63,845
        Accrued interest.......................................            3,142                7,256
        Dividends payable......................................            9,643                9,643
        Accrued vacation.......................................            3,900                4,472
        Customer deposits......................................            4,912                4,637
        Accrued taxes payable..................................          110,808                3,087
        Other..................................................            4,865                8,005
                                                                       ---------            ---------
                Total Current Liabilities......................          193,333              328,555
                                                                       ---------            ---------

Deferred Credits and Other Liabilities
        Regulatory liabilities.................................          271,192              118,574
        Operating reserves.....................................            5,744                4,755
        Other..................................................           50,467               27,120
                                                                       ---------            ---------
                Total Deferred Credits and Other Liabilities...          327,403              150,449
                                                                       ---------            ---------

Accumulated Deferred Income Tax ...............................                -              194,828
                                                                       ---------            ---------


                     Total Capitalization and Liabilities......       $1,299,446           $1,530,973
                                                                       ---------            ---------


                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              For the 9 Months Ended
                                                                                                  September 30,
                                                                                               2001            2000
                                                                                            ------------    -----------
                                                                                              (Thousands of Dollars)
Operating Activities:

    Net Income.................................................................                 $31,074        $40,437

       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation, amortization & nuclear fuel amortization............                  30,534         40,390
             Deferred income taxes, net........................................                   2,821          4,457
             Nine Mile 2 Plant deferred finance charges, net...................                   1,311         (3,572)
             Provision for uncollectibles......................................                   1,875          1,725
             Net accrued/deferred pension costs................................                 (11,498)       (10,302)
             Net deferred gas costs/gas refunds................................                     237         (1,434)
             Other, net........................................................                  11,879         (5,598)

          Changes in operating assets and liabilities, net:
             Accounts receivable and unbilled revenues.........................                  54,092          5,432
             Fuel, materials and supplies......................................                  (1,748)         1,367
             Special deposits and prepayments..................................                  (1,080)        (7,041)
             Accounts payable..................................................                 (16,032)        (4,231)
             Accrued taxes and interest........................................                  76,141          4,606
             Deferred taxes related to sale of plants and NMP2 write-off.......                (233,876)             -
             Other, net........................................................                  (3,437)        (1,361)
                                                                                            ------------    -----------

       Net Cash (Used in) Provided by Operating Activities....................                  (57,707)        64,875
                                                                                            ------------    -----------

Investing Activities:

       Proceeds from sale of fossil generation plants.........................                  713,202              -
       Additions to plant.....................................................                  (40,905)       (41,198)
       Investment activity of unregulated affiliate...........................                   (6,343)        (8,925)
       Payments to Nine Mile 2 Plant decommissioning trust fund...............                     (651)          (651)
       Other, net.............................................................                    3,414           (551)
                                                                                            ------------    -----------

       Net Cash Provided by (Used in) Investing Activities....................                  668,717        (51,325)
                                                                                            ------------    -----------

Financing Activities:

       Proceeds from issuance of long-term debt...............................                        -         47,500
       Repayments of short-term debt..........................................                 (156,750)         5,000
       Retirement and redemption of long-term debt............................                 (147,380)       (35,100)
       Dividends paid on common stock.........................................                  (26,431)       (27,251)
       Reacquired capital stock...............................................                        -         (8,470)
       Issuance and redemption costs of long-term debt........................                   (3,341)          (313)
                                                                                            ------------    -----------

       Net Cash Used in Financing Activities..................................                 (333,902)       (18,634)
                                                                                            ------------    -----------

Net Change in Cash and Cash Equivalents.....................................                    277,108         (5,084)

Cash and Cash Equivalents - Beginning of Year...............................                     28,318         20,385
                                                                                            ------------    -----------

Cash and Cash Equivalents - End of Period...................................                   $305,426        $15,301
                                                                                            ============    ===========


Supplemental Disclosure of Cash Flow Information

       Interest paid..........................................................                  $18,963        $16,907

       Federal & State income tax paid........................................                 $141,405        $18,800



                 See Notes to Consolidated Financial Statements

      ITEM 1 OF THE 10-Q IS BEING SUBMITTED DUE TO A TYPOGRAPHICAL ERROR IN NOTE 2 IN THE SUBCAPTION "OTHER MATTERS RELATED TO THE RATE ORDER AND THE NINE MILE 2 ORDER" THAT OCCURRED IN THE ELECTRONIC FILING OF NOVEMBER 9, 2001.

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

      OTHER MATTERS RELATED TO THE RATE ORDER AND THE NINE MILE 2 ORDER: Also included in these Orders were approval for Central Hudson to recognize $19.8 million of tax benefits related to its 2001 power plant sales, offset by $11.4 million of after tax contributions by Central Hudson to the customer benefit fund, or a net benefit to shareholders of $8.4 million. Central Hudson will additionally recognize net income for shareholders under a prior regulatory settlement, as follows: $3.2 million in 2001, $2.9 million in 2002, $5.9 million in 2003 and $5.9 million in 2004. These tax benefits and prior settlement-related amounts are excluded from the ROE sharing calculation described above.

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

CH Energy Group, Inc. Segment Disclosure - FAS 131

---------------------------------------------------------------------------------------------------------------------------
                                         Quarter Ended September 30, 2001             Nine Months Ended September 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                        Regulated          Unreg.      Total          Regulated          Unreg.       Total
---------------------------------------------------------------------------------------------------------------------------
                                   Electric      Gas                            Electric      Gas
---------------------------------------------------------------------------------------------------------------------------
Revenue from external customers    $119,020   $11,182     $35,520    $165,722   $338,534     $89,868    $145,964   $574,366
---------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                    19        90        -            109         56         335       -            391
---------------------------------------------------------------------------------------------------------------------------
              Total Revenues       $119,039   $11,272     $35,520    $165,831   $338,590     $90,203    $145,964   $574,757
---------------------------------------------------------------------------------------------------------------------------
Earnings Per Share                 $   0.56   $  0.01     $  0.01    $   0.58   $   0.85     $  0.57    $   0.48   $   1.90
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                         Quarter Ended September 30, 2000             Nine Months Ended September 30, 2000
---------------------------------------------------------------------------------------------------------------------------
                                        Regulated           Unreg.      Total         Regulated          Unreg.      Total
---------------------------------------------------------------------------------------------------------------------------
                                   Electric      Gas                            Electric      Gas
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers   $140,612   $13,294     $13,531      $167,437 $382,884     $75,160    $47,288    $505,332
---------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                    14       446        -              460       65       1,374       -          1,439
---------------------------------------------------------------------------------------------------------------------------
              Total Revenues       $140,626   $13,740     $13,531      $167,897 $382,949     $76,534    $47,288    $506,771
---------------------------------------------------------------------------------------------------------------------------
Earnings Per Share                 $   0.85   $ (0.07)    $  0.09      $   0.87 $   1.99     $  0.38    $  0.04    $   2.41
---------------------------------------------------------------------------------------------------------------------------

                                       12

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

      A summary of the status of Options awarded to executive officers and other key employees and Non-Employee Directors of the Corporation and its affiliates under the Plan as of September 30, 2001 is as follows:

                                          Weighted
                                           Average
                                          Exercise          Remaining
                              Shares        Price        Contractual Life
                              -------------------------------------------
Outstanding at 1/1/01         30,300      $31.94            8 1/4 years
            Granted           59,900       44.06            9 1/4 years
            Exercised             --          --
            Forfeited             --          --
Outstanding at 9/30/01        90,200      $39.98

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


Dated: November 15, 2001