Form 10-Q
period 2002-03-31
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2002-05-10
CIK 1061393, 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ____________

Commission      Registrant, State of Incorporation            IRS Employer
File Number     Address and Telephone Number                  Identification No.
-----------     ----------------------------                  ------------------

0-30512         CH Energy Group, Inc.                         14-1804460
                (Incorporated in New York)
                284 South Avenue
                Poughkeepsie, New York 12601-4879
                (845) 452-2000

1-3268          Central Hudson Gas & Electric Corporation     14-0555980
                (Incorporated in New York)
                284 South Avenue
                Poughkeepsie, New York 12601-4879
                (845) 452-2000

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      As of the close of business on May 1, 2002, (i) CH Energy Group, Inc. ("Energy Group") had outstanding 16,362,087 shares of Common Stock ($.10 per share par value) and, (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation ("Central Hudson") were held by Energy Group.

      CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2).

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

      PART I - FINANCIAL INFORMATION                                        PAGE
                                                                            ----

Item 1 - Consolidated Financial Statements                                    1

            CH ENERGY GROUP, INC.
            ---------------------
            Consolidated Statement of Income -
             Three Months Ended March 31, 2002 and 2001                       1

            Consolidated Statement of Comprehensive Income
             Three Months Ended March 31, 2002 and 2001                       2

            Consolidated Balance Sheet - March 31, 2002
             and December 31, 2001                                            3

            Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 2002 and 2001                       5

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            -----------------------------------------
            Consolidated Statement of Income -
             Three Months Ended March 31, 2002 and 2001                       6

            Consolidated Statement of Comprehensive Income
             Three Months Ended March 31, 2002 and 2001                       7

            Consolidated Balance Sheet - March 31, 2002
             and December 31, 2001                                            8

            Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 2002 and 2001                      10

            Notes to Consolidated Financial Statements                       11

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                       18

Item 3 - Quantitative and Qualitative Disclosure
              about Market Risk                                              23

      PART  II - OTHER INFORMATION                                          PAGE
                                                                            ----

Item 1 - Legal Proceedings                                                    24

Item 4 - Submission of Matters to a Vote of Security Holders                  24

Item 5 - Other Information                                                    25

Item 6 - Exhibits and Reports on Form 8-K                                     26

Signatures                                                                    26

Exhibit Index

                     --------------------------------------

Filing Format

      This Quarterly Report on Form 10-Q is a combined quarterly report being filed by two different registrants: CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"). Energy Group became the holding company for Central Hudson on December 15, 1999. Except where the content clearly indicates otherwise, any references in this report to Energy Group includes all subsidiaries of Energy Group, including Central Hudson. Central Hudson makes no representation as to the information contained in this report in relation to Energy Group and its subsidiaries other than Central Hudson.

                         PART I - FINANCIAL INFORMATION


                   Item I - Consolidated Financial Statements


                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                   For the 3 Months Ended March 31,
                                                                           2002        2001
                                                                        ---------    ---------
                                                                        (Thousands of Dollars)
Operating Revenues
  Electric .......................................................      $ 101,486    $ 115,255
  Gas ............................................................         41,862       53,613
  Unregulated affiliate ..........................................         53,790       73,641
                                                                        ---------    ---------
      Total Operating Revenues ...................................        197,138      242,509
                                                                        ---------    ---------

Operating Expenses
  Operation:
    Fuel used in electric generation and
       purchased electricity .....................................         58,326       57,821
    Purchased natural gas ........................................         29,386       37,923
    Purchased petroluem ..........................................         28,748       39,773
    Other expenses of operation - regulated activities ...........         20,781       31,307
    Other expenses of operation - unregulated affiliate activities         12,910       14,368
  Depreciation and amortization ..................................          7,683       10,349
  Taxes, other than income tax ...................................          8,890       14,939
  Federal/State income tax .......................................         12,296       11,683
                                                                        ---------    ---------
                                                                          179,020      218,163
                                                                        ---------    ---------

Operating Income .................................................         18,118       24,346
                                                                        ---------    ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ............            106           81
  Federal/State income tax .......................................         (1,114)      (1,352)
  Interest income ................................................          3,255        6,277
  Other - net ....................................................          5,681          154
                                                                        ---------    ---------
                                                                            7,928        5,160
                                                                        ---------    ---------

Income before Interest Charges ...................................         26,046       29,506
                                                                        ---------    ---------

Interest Charges
  Interest on mortgage bonds .....................................            670        2,570
  Interest on other long-term debt ...............................          1,663        3,348
  Other interest .................................................          3,520        4,535
  Allowance for borrowed funds used during construction ..........            (56)         (64)
                                                                        ---------    ---------
                                                                            5,797       10,389

Cumulative Preferred Stock Dividends of Central Hudson ...........            807          807

Net Income .......................................................         19,442       18,310
Dividends Declared on Common Stock ...............................          8,835        8,835
                                                                        ---------    ---------

Balance Retained in the Business .................................      $  10,607    $   9,475
                                                                        =========    =========

Common Stock:
    Average Shares Outstanding (000s) ............................         16,362       16,362

    Earnings Per Share (Basic and Diluted) .......................      $    1.19    $    1.12

    Dividends Declared ...........................................      $   0.540    $   0.540

                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                       For the 3 Months Ended March 31,
                                                                               2002        2001
                                                                            ---------    ---------
                                                                            (Thousands of Dollars)
Net Income .............................................................    $ 19,442     $ 18,310

Other comprehensive income:
   FAS 133 transition adjustment - cumulative effect of unrealized gains
    (losses) at implementation date of
    January 1, 2001 ....................................................          --       (1,896)
       Less:  reclassification adjustment for gains (losses)
                 realized in net income ................................          --         (535)
       Plus:  change in fair value for transition adjustment amounts ...          --          583
                                                                            --------     --------
                 Balance of FAS 133 transition adjustment amounts ......          --         (778)

   Net unrealized gains on investments - net of taxes of $(26) .........          38           --
                                                                            --------     --------

Other comprehensive income (loss) ......................................          38         (778)
                                                                            --------     --------

Comprehensive Income ...................................................    $ 19,480     $ 17,532
                                                                            ========     ========

                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                                          March 31,    December 31,
                                                             2002          2001
                                                         (Unaudited)
                                                         ------------  ------------
                                                           (Thousands of Dollars)
                        ASSETS
Utility Plant
       Electric .......................................   $  587,449   $  584,831
       Gas ............................................      182,178      180,673
       Common .........................................      100,946       97,124
                                                          ----------   ----------
                                                             870,573      862,628

       Less:  Accumulated depreciation ................      359,825      354,010
                                                          ----------   ----------
                                                             510,748      508,618

       Construction work in progress ..................       57,351       53,139
                                                          ----------   ----------
               Net Utility Plant ......................      568,099      561,757
                                                          ----------   ----------

Other Property and Plant ..............................       48,607       48,202
                                                          ----------   ----------

Prefunded Pension Costs and Other Investments
        Prefunded pension costs .......................       78,118       78,743
        Other investments .............................        9,881        6,300
                                                          ----------   ----------
Total Prefunded Pension Costs and Other Investments ...       87,999       85,043
                                                          ----------   ----------

Intangible Assets .....................................       78,846       79,587

Current Assets
       Cash and cash equivalents ......................      199,592      132,395
       Accounts receivable from customers - net of
             allowance for doubtful accounts ..........       68,077       61,540
       Accrued unbilled utility revenues ..............       12,802       11,765
       Other receivables ..............................       32,423        8,968
       Fuel, materials and supplies, at average cost ..       17,577       18,402
       Fair value of derivative instruments - current .       20,473       16,661
       Special deposits and prepayments ...............       43,915       51,918
                                                          ----------   ----------
                Total Current Assets ..................      394,859      301,649
                                                          ----------   ----------

Deferred Charges and Other Assets
       Regulatory assets ..............................       33,534       35,094
       Unamortized debt expense .......................        3,886        3,545
       Fair value of derivative instruments ...........       24,645       17,548
       Bond defeasance escrow .........................       18,056       18,612
       Other assets ...................................       15,223       37,605
                                                          ----------   ----------
                Total Deferred Charges and Other Assets       95,344      112,404
                                                          ----------   ----------

                          Total Assets ................   $1,273,754   $1,188,642
                                                          ----------   ----------

                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                  March 31,    December 31,
                                                                    2002           2001
                                                                (Unaudited)
                                                                ------------   ------------
                                                                  (Thousands of Dollars)
                         CAPITALIZATION AND LIABILITIES
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($.10 par value) ....   $     1,686    $     1,686
        Paid-in capital .....................................       351,230        351,230
        Retained earnings ...................................       173,923        163,317
        Reacquired capital stock (500,000 shares) ...........       (18,765)       (18,765)
        Accumulated other comprehensive income ..............            38             --
        Capital stock expense ...............................        (1,139)        (1,159)
                                                                -----------    -----------
                Total Common Stock Equity ...................       506,973        496,309
                                                                -----------    -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ............        21,030         21,030
             Subject to mandatory redemption ................        35,000         35,000
                                                                -----------    -----------
                Total Cumulative Preferred Stock ............        56,030         56,030
                                                                -----------    -----------

        Long-term Debt ......................................       285,124        216,124
                                                                -----------    -----------
                Total Capitalization ........................       848,127        768,463
                                                                -----------    -----------

Current Liabilities
        Current maturities of long-term debt ................        20,000         20,000
        Notes payable .......................................           250            250
        Accounts payable ....................................        39,809         41,061
        Accrued interest ....................................         3,038          2,538
        Dividends payable ...................................         9,643          9,643
        Accrued vacation ....................................         3,671          3,900
        Customer deposits ...................................         5,051          5,032
        Other ...............................................        24,337         28,782
                                                                -----------    -----------
                Total Current Liabilities ...................       105,799        111,206
                                                                -----------    -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ..............................       243,131        235,960
        Operating reserves ..................................         4,518          4,853
        Deferred gain - sale of plants ......................        23,370         24,568
        Accrued environmental remediation costs .............         6,014          6,059
        Other ...............................................        17,240         16,173
                                                                -----------    -----------
                Total Deferred Credits and Other Liabilities        294,273        287,613
                                                                -----------    -----------

Accumulated Deferred Income Tax (Net) .......................        25,555         21,360
                                                                -----------    -----------

                         Total Capitalization and Liabilities   $ 1,273,754    $ 1,188,642
                                                                -----------    -----------

                 See Notes to Consolidated Financial Statements.

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the 3 Months Ended
                                                                                       March 31,
                                                                                   2002        2001
                                                                                ----------  ----------
                                                                                (Thousands of Dollars)
Operating Activities:
     Net Income .............................................................   $  19,442    $  18,310

        Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
              Depreciation, amortization & nuclear fuel amortization ........       8,374       11,455
              Deferred income taxes, net ....................................       2,531       (1,645)
              Provision for uncollectibles ..................................         768          625
              Net accrued pension costs .....................................      (4,452)      (3,943)
              Net deferred gas costs ........................................       5,746          695
              Deferred revenues per 1998 Settlement Agreement ...............          --       10,080
              Customer benefit and carrying charge - net ....................      (5,010)          --
              Other - net ...................................................      (1,258)         122

           Changes in current assets and liabilities, net:
              Accounts receivable, unbilled revenues and other receivables ..      (9,064)      12,909
              Fuel, materials and supplies ..................................         825        2,755
              Special deposits and prepayments ..............................      (2,141)       1,837
              Accounts payable ..............................................      (1,252)      (4,440)
              Accrued taxes and interest ....................................       4,155      220,959
              Deferred taxes related to sale of plants and NMP2 write-off ...          --     (233,876)
              Other - net ...................................................       4,132       (2,829)
                                                                                ---------    ---------

        Net Cash Provided by Operating Activities ...........................      22,796       33,014
                                                                                ---------    ---------

Investing Activities:

        Proceeds from sale of fossil generation .............................          --      713,202
        Investment of proceeds from sale of plant ...........................          --     (219,200)
        Capital additions ...................................................     (14,557)     (15,972)
        Acquisitions made by regulated affiliate ............................          --       (4,723)
        Nine Mile 2 Plant decommissioning trust fund ........................          --         (217)
        Other - net .........................................................        (762)       3,820
                                                                                ---------    ---------

        Net Cash (Used in) Provided by Investing Activities .................     (15,319)     476,910
                                                                                ---------    ---------

Financing Activities:

        Proceeds from issuance of long-term debt ............................      69,000          500
        Repayments of short-term debt .......................................          --     (164,750)
        Dividends paid on common stock ......................................      (8,835)      (8,835)
        Issuance and redemption costs .......................................        (445)          --
                                                                                ---------    ---------

        Net Cash Provided by (Used in) Financing Activities .................      59,720     (173,085)
                                                                                ---------    ---------

Net Change in Cash and Cash Equivalents .....................................      67,197      336,839

Cash and Cash Equivalents - Beginning of Year ...............................     132,395       28,318
                                                                                ---------    ---------

Cash and Cash Equivalents - End of Period ...................................   $ 199,592    $ 365,157
                                                                                =========    =========

Supplemental Disclosure of Cash Flow Information

        Interest paid .......................................................   $   2,539    $   6,613

        Federal and State income tax paid ...................................          --    $   6,400

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                             For the 3 Months
                                                              Ended March 31,
                                                             2002        2001
                                                          ---------    ---------
                                                          (Thousands of Dollars)
Operating Revenues
  Electric ............................................   $  99,674    $ 107,700
  Gas .................................................      41,084       53,587
                                                          ---------    ---------
    Total - own territory .............................     140,758      161,287
  Electric Sales to other utilities ...................       1,812        7,555
  Gas Sales to other utilities ........................         778           26
                                                          ---------    ---------
                                                            143,348      168,868
                                                          ---------    ---------
Operating Expenses
  Operation:
    Fuel used in electric generation ..................         154       13,083
    Purchased electricity .............................      57,150       40,598
    Purchased natural gas .............................      25,878       33,341
    Other expenses of operation .......................      20,692       31,320
  Depreciation and amortization .......................       6,265        8,197
  Taxes, other than income tax ........................       8,783       14,883
  Federal/State income tax ............................       9,023        7,995
                                                          ---------    ---------
                                                            127,945      149,417
                                                          ---------    ---------

Operating Income ......................................      15,403       19,451
                                                          ---------    ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction .         106           81
  Federal income tax ..................................      (1,069)      (1,261)
  Interest income .....................................       2,280        4,104
  Other - net .........................................       4,288         (313)
                                                          ---------    ---------
                                                              5,605        2,611
                                                          ---------    ---------

Income before Interest Charges ........................      21,008       22,062
                                                          ---------    ---------

Interest Charges
  Interest on mortgage bonds ..........................         670        2,570
  Interest on other long-term debt ....................       1,663        3,348
  Other interest ......................................       3,475        3,594
  Allowance for borrowed funds used during construction         (56)         (64)
                                                          ---------    ---------
                                                              5,752        9,448
                                                          ---------    ---------

Net Income ............................................      15,256       12,614

Dividends Declared on Cumulative Preferred Stock ......         807          807
                                                          ---------    ---------

Income Available for Common Stock .....................   $  14,449    $  11,807
                                                          =========    =========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                               For the 3 Months Ended March 31,
                                                                     2002            2001
                                                                   -------         -------
                                                                   (Thousands of Dollars)
Net Income ..................................................      $15,256         $12,614

Other comprehensive income:
  Net unrealized gains on investments - net of taxes of $(26)           38              --
                                                                   -------         -------

Other comprehensive income ..................................           38              --
                                                                   -------         -------

Comprehensive Income ........................................      $15,294         $12,614
                                                                   =======         =======

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                              March 31,   December 31,
                                                                2002          2001
                                                            (Unaudited)
                                                            -----------   ------------
                                                              (Thousands of Dollars)
                                     ASSETS
Utility Plant
       Electric .......................................      $587,449      $584,831
       Gas ............................................       182,178       180,673
       Common .........................................       100,946        97,124
                                                             --------      --------
                                                              870,573       862,628

       Less:  Accumulated depreciation ................       359,824       354,010
                                                             --------      --------
                                                              510,749       508,618

       Construction work in progress ..................        57,351        53,139
                                                             --------      --------
               Net Utility Plant ......................       568,100       561,757
                                                             --------      --------

Other Property and Plant ..............................           970           970
                                                             --------      --------

Prefunded Pension Costs and Other Investments
        Prefunded pension costs .......................        78,118        78,743
        Other investments .............................         5,744         1,893
                                                             --------      --------
Total Prefunded Pension Costs and Other Investments ...        83,862        80,636
                                                             --------      --------

Current Assets
       Cash and cash equivalents ......................       109,724        47,864
       Accounts receivable from customers - net of
             allowance for doubtful accounts ..........        43,476        37,356
       Accrued unbilled utility revenues ..............        12,802        11,765
       Other receivables ..............................        32,536         9,145
       Fuel, materials and supplies, at average cost ..        11,412        13,867
       Fair value of derivative instruments - current .        17,049        13,072
       Special deposits and prepayments ...............        35,011        32,207
                                                             --------      --------
                Total Current Assets ..................       262,010       165,276
                                                             --------      --------
Deferred Charges and Other Assets
       Regulatory assets ..............................        33,534        35,094
       Unamortized debt expense .......................         3,886         3,545
       Fair value of derivative instruments ...........        19,107        12,570
       Bond defeasance escrow .........................        18,056        18,612
       Other assets ...................................         5,421        26,793
                                                             --------      --------
                Total Deferred Charges and Other Assets        80,004        96,614
                                                             --------      --------

                          Total Assets ................      $994,946      $905,253
                                                             ========      ========

                 See Notes to Consolidated Financial Statements.

                                 CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                        CONSOLIDATED BALANCE SHEET

                                                                March 31,  December 31,
                                                                  2002         2001
                                                              (Unaudited)
                                                              -----------  ------------
                                                                (Thousands of Dollars)
                         CAPITALIZATION AND LIABILITIES
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) .....   $  84,311    $  84,311
        Paid-in capital ....................................     174,980      174,980
        Retained earnings ..................................      15,226        9,777
        Accumulated other comprehensive income .............          38           --
        Capital stock expense ..............................      (5,772)      (5,791)
                                                               ---------    ---------
                Total Common Stock Equity ..................     268,783      263,277
                                                               ---------    ---------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ...........      21,030       21,030
             Subject to mandatory redemption ...............      35,000       35,000
                                                               ---------    ---------
                Total Cumulative Preferred Stock ...........      56,030       56,030
                                                               ---------    ---------

        Long-term Debt .....................................     284,874      215,874
                                                               ---------    ---------
                Total Capitalization .......................     609,687      535,181
                                                               ---------    ---------

Current Liabilities
        Current maturities of long-term debt ...............      20,000       20,000
        Accounts payable ...................................      29,578       32,125
        Accrued interest ...................................       3,038        2,538
        Dividends payable ..................................         807          807
        Accrued vacation ...................................       3,671        3,900
        Customer deposits ..................................       5,051        5,032
        Other ..............................................       8,457        2,095
                                                               ---------    ---------
                Total Current Liabilities ..................      70,602       66,497
                                                               ---------    ---------

Deferred Credits and Other Liabilities
        Regulatory liabilities .............................     243,131      235,960
        Operating reserves .................................       4,518        4,853
        Deferred gain - sale of plants .....................      23,370       24,568
        Accrued environmental remediation costs ............       6,014        6,059
        Other ..............................................      13,028       11,936
                                                               ---------    ---------
                Total Deferred Credits and Other Liabilities     290,061      283,376
                                                               ---------    ---------

Accumulated Deferred Income Tax (Net) ......................      24,596       20,199
                                                               ---------    ---------

                Total Capitalization and Liabilities .......   $ 994,946    $ 905,253
                                                               =========    =========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                For the 3 Months Ended
                                                                                      March 31,
                                                                                  2002         2001
                                                                                ---------    ---------
                                                                                (Thousands of Dollars)
Operating Activities:
    Net Income ..............................................................   $  15,256    $  12,614

        Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
             Depreciation, amortization & nuclear fuel amortization .........       6,956        9,303
             Deferred income taxes - net ....................................       2,783         (649)
             Provision for uncollectibles ...................................         768          625
             Net accrued pension costs ......................................      (4,452)      (3,943)
             Net deferred gas costs .........................................       5,746          695
             Deferred revenues per 1998 Settlement Agreement ................          --       10,080
             Customer benefit account and carrying charge, net ..............      (5,010)          --
             Other - net ....................................................        (810)       4,535

          Changes in current assets and liabilities - net:
             Accounts receivable, unbilled revenues and other receivables ...      (8,583)      14,481
             Fuel, materials and supplies ...................................       2,455        2,921
             Special deposits and prepayments ...............................      (2,804)      (2,245)
             Accounts payable ...............................................      (2,547)      (3,241)
             Accrued taxes and interest .....................................       8,815      (23,101)
             Deferred taxes related to sale of plants and NMP2 write-off ....          --     (233,876)
             Other current liabilities ......................................      (2,163)      (2,643)
                                                                                ---------    ---------

        Net Cash Provided by (Used In) Operating Activities .................      16,410     (214,444)
                                                                                ---------    ---------

Investing Activities:

        Proceeds from sale of fossil generation plants ......................          --      713,202
        Investment of proceeds from sale of plants ..........................          --     (219,200)
        Capital additions ...................................................     (12,982)     (15,972)
        Nine Mile 2 Plant decommissioning trust fund ........................          --         (217)
        Other - net .........................................................        (316)       3,821
                                                                                ---------    ---------

        Net Cash (Used In) Provided by Investing Activities .................     (13,298)     481,634
                                                                                ---------    ---------

Financing Activities:

        Proceeds from issuance of long-term debt ............................      69,000           --
        Repayments of short-term debt .......................................          --      (25,000)
        Dividends paid on cumulative preferred and common stock .............      (9,807)      (9,907)
        Special dividend to parent ..........................................          --     (212,000)
        Issuance and redemption costs .......................................        (445)          --
                                                                                ---------    ---------

        Net Cash Provided by (Used In) Financing Activities .................      58,748     (246,907)
                                                                                ---------    ---------

Net Change in Cash and Cash Equivalents .....................................      61,860       20,283

Cash and Cash Equivalents - Beginning of Year ...............................      47,864       17,279
                                                                                ---------    ---------

Cash and Cash Equivalents - End of Period ...................................   $ 109,724    $  37,562
                                                                                =========    =========

Supplemental Disclosure of Cash Flow Information

        Interest paid .......................................................   $   1,980    $   5,302

        Federal and State income tax paid ...................................          --    $   6,400

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

Basis of Presentation

      This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("Energy Group") and its regulated electric and gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to Financial Statements apply to both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, including Central Hudson and its non-utility subsidiary, Central Hudson Energy Services, Inc. ("CH Services").

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined Energy Group/Central Hudson Annual Report, on Forms 10-K and 10-K/A, for the year ended December 31, 2001 ("Corporations' 10-K Report").

      Due to the seasonal nature of Energy Group's and Central Hudson's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 11 - "Segments and Related Information" to the Consolidated Financial Statements included in the Corporations' 10-K Report.

      Energy Group's reportable operating segments are the regulated electric and gas operations of Central Hudson and the activities of the competitive business subsidiaries of CH Services covered under the "Unregulated" segment for Energy Group. Also included in the "Unregulated" segment is the investment activity of Energy Group. The segments currently operate in the Northeast and Mid-Atlantic regions of the United States.

      Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both electric and gas segments and depreciation of the common property have been allocated to the segments in accordance with practice established for regulatory purposes.

Energy Group Segment Disclosure - FAS 131, Quarter Ended March 31,

                                                         2002
                                      ------------------------------------------
                                                 (Thousands of Dollars)
                                            Regulated      Unregulated    Total
                                            ---------      -----------    -----
                                      Electric      Gas
                                      --------      ---
Revenues from external customers      $101,472    $41,733    $53,790    $196,995
Intersegment revenues                       14        129         --         143
                                      --------    -------    -------    --------
             Total revenues           $101,486    $41,862    $53,790    $197,138

      Earnings before income taxes    $ 15,891    $ 9,457    $ 7,504    $ 32,852

      Net Income                      $  9,742    $ 5,514    $ 4,186    $ 19,442

Earnings per share                    $   0.56    $  0.33    $  0.30    $   1.19

                                                         2001
                                      ------------------------------------------
                                                 (Thousands of Dollars)
                                            Regulated      Unregulated    Total
                                            ---------      -----------    -----
                                      Electric      Gas
                                      --------      ---
Revenues from external customers      $115,229    $53,444    $73,641    $242,314
Intersegment revenues                       26        169         --         195
                                      --------    -------    -------    --------
             Total revenues           $115,255    $53,613    $73,641    $242,509

      Earnings before income taxes    $ 10,398    $11,472    $ 9,475    $ 31,345

      Net Income                      $  5,864    $ 6,750    $ 5,696    $ 18,310

Earnings per share                    $   0.32    $  0.40    $  0.40    $   1.12

Central Hudson Segment Disclosure - FAS 131, Quarter Ended March 31,

                                                 2002
                                     -----------------------------
                                     Electric     Gas       Total
                                     --------     ---       -----
                                        (Thousands of Dollars)
Revenues from external customers     $101,472   $41,733   $143,205
Intersegment revenues                      14       129        143
                                     --------   -------   --------
         Total revenues              $101,486   $41,862   $143,348

      Earnings before income taxes   $ 15,891   $ 9,457   $ 25,348

      Net Income                     $  9,742   $ 5,514   $ 15,256

Income Available for Common Stock    $  9,127   $ 5,322   $ 14,449

                                                 2001
                                     -----------------------------
                                     Electric     Gas       Total
                                     --------     ---       -----
Revenues from external customers     $115,229   $53,444   $168,673
Intersegment revenues                      26       169        195
                                     --------   -------   --------
         Total revenues              $115,255   $53,613   $168,868

      Earnings before income taxes   $ 10,398   $11,472   $ 21,870

      Net Income                     $  5,864   $ 6,750   $ 12,614

Income Available for Common Stock    $  5,183   $ 6,624   $ 11,807

NOTE 3 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS 133

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Corporations' 10-K Report. The total fair value (net unrealized gain) of Central Hudson derivatives at March 31, 2002 was $36.2 million (current portion is $17.0 million) resulting largely from Central Hudson's multi-year, financial Transition Purchase Power Agreement ("TPA") described under the caption "Regulatory Matters - Sales of Principal Generating Facilities" in Note 2 to the Consolidated Financial Statements of the Corporations' 10-K Report. This net unrealized gain is deferred for pass-back to customers, under FAS 71, by energy cost adjustment mechanisms and, accordingly, has been recorded in regulatory liabilities. Central Hudson realized an actual net loss of $887,000 related to derivative transactions in the quarter ended March 31, 2002, which increased energy costs recovered through its electric and gas energy cost adjustment clauses.

      The total fair value of derivatives for CH Services at March 31, 2002, excluding weather derivative contracts, was $5.2 million (current portion is $1.7 million) relating to transmission congestion contracts held by its subsidiary, CH Resources, Inc. ("CH Resources") for which operations have been discontinued due to its pending sale. The related actual net loss for the quarter was deferred as part of the deferral of operating losses in accordance with Emerging Issues Tax Force Issue No. 85-36. CH Services also had a number of designated fair value hedges that realized an actual gain of $170,000 for the quarter, which served to offset its cost of purchased fuel oil. Fair value hedges settled during the quarter were highly effective.

      In addition to the above, Energy Group and certain of its subsidiaries held weather derivative contracts, expiring at the end of the quarter, with a total fair value of $3.75 million. A realized gain of $976,000 was recorded by Energy Group during the quarter ended March 31, 2002. The total accumulated gain for the five-month period ended March 31, 2002, during which these weather derivative contracts were in effect, was $3.75 million.

NOTE 4 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

Rescission of Previous FASB Statements - SFAS 145

      On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement updates, clarifies and simplifies existing accounting pronouncements.

      SFAS 145 rescinds SFAS 4, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 is rescinded because it amended SFAS 4 and thus, is no longer needed.

      SFAS 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. With the transition completed, SFAS 44 is no longer necessary and is rescinded.

      SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.

      It is expected that the rescission of Statements 4, 44 and 64 and the amendment to Statement 13 will have no significant impact on Energy Group's or Central Hudson's financial condition, results of operations and cash flows.

SFAS 133 Amendment

      On May 1, 2002, FASB issued an Exposure Draft, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Exposure Draft would amend SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to clarify the definition of a derivative in paragraph 6(b) of SFAS 133 and for various decisions made as part of the Derivatives Implementation Group process. The changes required by this proposed Statement would improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly which would result in more consistent reporting of contracts as either derivatives or hybrid instruments. This proposed Statement would be effective as of the first day of the first fiscal quarter beginning after November 15, 2002, which for calendar year companies is January 1, 2003. The comment period for this Exposure Draft concludes on July 1, 2002.

      Energy Group and Central Hudson can make no prediction at this time as to the ultimate form of the proposed accounting and reporting changes, assuming this Amendment is adopted, or as to its ultimate effect(s) on the financial condition, results of operations and cash flows of Energy Group or Central Hudson.

Goodwill and Other Intangible Assets - SFAS 142

      Reference is made to the subcaption "Business Combinations and Intangible Assets - Accounting for Goodwill" under the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Corporations' 10-K Report.

      SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized to earnings, but instead be periodically reviewed for impairment. The amortization of goodwill related to all acquisitions made by CH Services ceased upon adoption of SFAS 142 by Energy Group on January 1, 2002, which favorably impacted Energy Group's results of operations by $406,000. SFAS 142 does not currently affect Central Hudson.

      Included in intangible assets are separate identifiable intangible assets, such as customer lists and covenants not to compete, and goodwill. In accordance with SFAS 142, intangible assets with finite useful lives continue to be amortized over their useful lives. Intangible assets with infinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Primarily all of CH Services' intangible assets are the result of business combinations. Upon implementation of SFAS 142, CH Services tested for impairment by measuring future expected cash flows and historical profit margins of the companies acquired by CH Services.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

                                    March 31, 2002                December 31, 2001
                           ------------------------------  ------------------------------
                           Gross Carrying   Accumulated    Gross Carrying   Accumulated
                               Amount       Amortization       Amount       Amortization
                           --------------   -------------  --------------   -------------
Customer Lists                $35,656          $3,888         $35,656          $3,248
                           --------------   -------------  --------------   -------------

Covenants Not to Compete      $ 1,379           $ 371         $ 1,379          $  328
                           --------------   -------------  --------------   -------------
Total Amortizable
Intangibles                   $37,035          $4,259         $37,035          $3,576
                           --------------   -------------  --------------   -------------

      Amortization expense was $683,000 and $1,255,000 for the three months ended March 31, 2002 and 2001, respectively. The estimated amortization expense for each of the next five years is as follows:

                           2002             $2,698,886
                           2003             $2,682,243
                           2004             $2,490,203
                           2005             $2,422,229
                           2006             $2,417,481

      The carrying amount for goodwill, not subject to amortization effective January 1, 2002, was $46.1 million as of March 31, 2002 and December 31, 2001. During the three months ended March 31, 2002, the unregulated business segment recognized an impairment loss of goodwill of $76,000 associated with the assets purchased from an energy services company specializing in energy efficiency projects. The causes of the loss were negative cash flows and staffing reductions relating to the assets acquired and are included in other expense.

      Proforma earnings of Energy Group as a result of the changes associated with SFAS 142 were as follows:

                                           For the 3 Months Ended March 31,
                                                  2002         2001
                                                  ----         ----
Net income:                                     (Thousands of Dollars)
         Reported net income                    $ 19,442     $ 18,310
         Add back goodwill amortization         $     --     $    406
                                                --------     --------
         Adjusted net income                    $ 19,442     $ 18,716

Earnings per share (basic and diluted):
         Reported net income                    $   1.19     $   1.12
         Add back goodwill amortization         $     --     $    .02
                                                --------     --------
         Adjusted net income                    $   1.19     $   1.14

Long-Lived Assets - SFAS 144

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. Whether reported in continuing or in discontinued operations, an impairment loss is the amount by which the carrying amount of the long-lived assets exceeds its fair value. SFAS 144 also contains specific accounting and financial reporting criteria for the disposal of a long-lived asset either by sale or other than by sale. SFAS 144 is effective for Energy Group's 2002 fiscal year.

      Both Energy Group and Central Hudson have reviewed their assets under these impairment standards and presently have no impaired assets.

NOTE 5 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 9 - "Stock-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan ("Plan") referred to therein.

      Of 6,380 performance shares originally issued January 1, 2000 under the Plan, there remains 5,920 shares outstanding as of March 31, 2002. Also, of 7,570 performance shares issued effective January 1, 2001 under the Plan, there remains 6,770 shares outstanding as of March 31, 2002.

      A summary of the status of Options awarded to executive officers and Non-Employee Directors of Energy Group and its subsidiaries under the Plan as of March 31, 2002 is as follows:

                                                Weighted       Weighted
                                                Average         Average
                                                Exercise       Remaining
                                 Shares           Price     Contractual Life
                              ----------       ----------   ----------------
Outstanding at 1/1/02             89,400       $    39.95          --
            Granted                   --               --          --
            Exercised                 --               --          --
            Forfeited               (800)           44.06          --
                              ----------       ----------        ----
Outstanding at 3/31/02            88,600       $    39.92        8.40 years
                              ==========       ==========        ====

NOTE 6 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 10 - "Commitments and Contingencies" to the Consolidated Financial Statements included in the Corporations' 10-K Report. Except for that which is disclosed in
Part II of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and all documents previously filed with the Securities and Exchange Commission ("SEC") in 2002, there have been no material changes in the subject matters discussed in said Note 10.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first three months of 2002 contributed to the increase in the per share book value of its common stock from $30.33 at December 31, 2001 to $30.98 at March 31, 2002. However, the issuance of Central Hudson's Medium-Term Notes (described below) contributed to the decrease in the common equity ratio from 62.9% at December 31, 2001 to 58.4% at March 31, 2002.

      The right to issue up to $100 million of Central Hudson's Medium-Term Notes over a three-year period has been authorized by the New York State Public Service Commission ("PSC"). On March 28, 2002, $33 million of five-year Notes at 5.87% and $36 million of ten-year Notes at 6.64%, Series D, were issued.

      Central Hudson has $1.5 million of committed short-term credit facilities available and has also entered into a $75 million revolving credit agreement with several commercial banks. Authorization from the PSC limits the short-term borrowing amount Central Hudson may have outstanding, at any time, to $77 million in the aggregate.

      CH Services has a $12.5 million line of credit with a commercial bank and, as of March 31, 2002, there was no outstanding balance.

      At March 31, 2002, Energy Group had $250,000 of short-term debt outstanding. Cash and cash equivalents, including investments in short-term securities, were $199.6 million at the end of March 2002.

      At March 31, 2002, Central Hudson had no short-term debt outstanding. Cash and cash equivalents, including investments in short-term securities, were $109.7 million at the end of March 2002.

EARNINGS PER SHARE

      Earnings per share of Energy Group common stock were $1.19 for the first quarter of 2002, as compared to $1.12 for the first quarter of 2001, an increase of 6%.

      Earnings per share for the first quarter of 2002 included $.12 from non-recurring items, specifically, the receipt of stock related to the demutualization of certain insurance companies through which Central Hudson provided employee benefits.

      Earnings per share from Energy Group operations decreased $.05 per share due primarily to a decrease in Central Hudson's gas net operating revenues (net of the cost of gas and revenue taxes) because of a reduction in firm gas sales to residential, commercial and industrial customers. This decrease in gas net operating revenues resulted largely from warmer-than-normal weather reflective of a reduction in actual billing heating degree days, which were 21% below last year and 19% below normal. Also contributing to the decrease in earnings was a reduction in interest income due to lower cash balances. The reduction in interest income was partially offset by a reduction in interest charges resulting from the redemption and repurchase of a number of long-term debt obligations in 2001 using proceeds from the 2001 sale of Central Hudson's interests in its fossil and nuclear generating plants. Another reason for the decrease in earnings was the net effect of regulatory actions occurring in 2001 related to the sale of Central Hudson's interests in such plants, specifically, a reduction in rate base which was partially offset by the recognition of net income for shareholders under a prior regulatory agreement. The reduction in earnings also reflects a reduction in earnings from CH Services, primarily attributable to lower sales by CH Services' oil distribution subsidiaries, SCASCO, Inc. ("SCASCO") and Griffith Energy Services, Inc. ("Griffith"), resulting from the warmer-than-normal weather.

      Partially offsetting these decreases was an increase in Central Hudson's electric net operating revenues (net of the cost of fuel, purchased electricity and revenue taxes) largely due to a significant decrease in revenues deferred under Central Hudson's excess earnings provisions. This increase was partially offset by a reduction in Central Hudson's electric own territory sales to residential, commercial and industrial customers and the elimination of the amortization of rate moderation credits. Another offset to these decreases was the reduction in other operating expenses of Central Hudson, primarily due to a decrease in labor costs. Earnings were also enhanced due to the recognition of a gain on an Energy Group weather derivative contract and the net favorable effect of various Central Hudson items, including income taxes and depreciation on Central Hudson's remaining plant assets.

      Reference is made to the caption "Earnings" of Part II, Item 7 of Corporations' 10-K Report for a discussion of Energy Group's projection of earnings in calendar year 2002. Based on the impact of the warm weather and loss of interest income resulting from the prepayment of the note by Constellation (see caption "Proceeds from Sales of Principal Generating Facilities" of Part II, Item 7), Energy Group now expects its 2002 earnings per share will be in the range of approximately $2.50 - $2.65 per share versus its original projection of $2.70 - $2.85 per share.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for Energy Group and its subsidiaries (regulated and unregulated subsidiaries) comparing the three-month period ended March 31, 2002 to the three-month period ended March 31, 2001. The operating results of the regulated subsidiary reflect Central Hudson's electric and gas sales and services, and the operating results of the unregulated subsidiary reflect CH Services' operations.

OPERATING REVENUES

      Energy Group's operating revenues decreased $45.4 million (19%) for the first quarter of 2002 as compared to the first quarter of 2001. Details of these revenue changes by electric, gas and unregulated subsidiaries are as follows:

                                         INCREASE (DECREASE) FROM PRIOR PERIOD
                                  --------------------------------------------------
                                                    FIRST QUARTER
                                  --------------------------------------------------
                                  Electric         Gas         Unregulated    Total
                                  --------       --------      -----------  --------
                                                (Thousands of Dollars)
Customer Sales(a) .............   $(51,503)      $(18,275)(b)   $     --    $(69,778)
Sales to Other Utilities ......     (7,327)           752             --      (6,575)
Fuel & Gas Cost Adjustment ....     28,710          7,223             --      35,933
Deferred Revenues .............     16,336(c)      (1,343)            --      14,993
Miscellaneous .................         15           (108)            --         (93)
                                  --------       --------       --------    --------
     Subtotal .................    (13,769)       (11,751)            --     (25,520)
Competitive Business Subsidiary
  Sales .......................         --             --        (19,851)    (19,851)
                                  --------       --------       --------    --------
     Total ....................   $(13,769)      $ 11,751       $(19,851)   $(45,371)
                                  ========       ========       ========    ========

(a)   Includes delivery of electricity and gas supplied by others.

(b)   Both firm and interruptible revenues.

(c) Includes the deferral and restoration of revenues related to Central Hudson's Customer Benefit Fund (described under the caption "Summary of Regulatory Assets and Liabilities - Customer Benefit Fund" in Note 2 to the Consolidated Financial Statements included in the Corporations' 10-K Report) and earnings in excess of the rate of return cap under the Settlement Agreement, as described under the caption "Competitive Opportunities Proceeding Settlement Agreement" in said Note 2.

      Central Hudson's electric and gas operating revenues decreased $25.5 million (15.1%) from $168.9 million in 2001 to $143.4 million in 2002. Electric revenues decreased $13.8 million (11.9%) and gas revenues decreased $11.7 million (21.9%). The reduction in total electric revenues was due primarily to the change in rates resulting from the sale in 2001 of Central Hudson's interests in its fossil and nuclear generating plants, a decrease in sales for resale revenues, and a reduction in sales to residential, commercial and industrial customers due to the milder weather. The reduction in Central Hudson's gas revenues was due largely to decreased sales to the same customer classes, also resulting from the milder weather.

      CH Services' revenues decreased $19.9 million from $73.7 million in 2001 to $53.8 million in 2002. The reduction in revenues primarily reflects a decrease in sales by SCASCO and Griffith due to the warmer-than-normal weather. The decrease also reflects the exclusion of revenues ($5.8 million), for the quarter ended March 31, 2002, related to discontinued operations for CH Services' electric generating subsidiary, CH Resources, the sale of which is expected to be completed in the second quarter of 2002 and is described under the caption "Subsidiaries of CH Services - CH Resources, Inc." of Item 1 of the Corporations' 10-K Report and in Item 1(b)of Part II hereof.

SALES

      Central Hudson's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

      Total kilowatthour sales of electricity within Central Hudson's service territory decreased 4% and firm sales of natural gas decreased 17% in the first quarter of 2002 as compared to the first quarter of 2001. Changes in Central Hudson's sales from last year by major customer classifications, including energy delivery service, are set forth below.

                                        INCREASE (DECREASE) FROM PRIOR PERIOD
                                        -------------------------------------
                                                    FIRST QUARTER
                                        -------------------------------------
                                            Electric               Gas
                                            --------            ---------

Residential..........................         (7)%                 (19)%
Commercial...........................         (2)                  (17)
Industrial...........................         (2)                  (18)
Interruptible........................         N/A                   56

      Central Hudson's billing heating degree days were 21% lower and 19% below normal for the three months ended March 31, 2002 when compared to the same period in 2001. Central Hudson's utility electric sales to residential and commercial customers decreased 7% and 2%, respectively, due to the warmer-than-normal weather.

      Central Hudson's utility gas residential and commercial sales, largely space heating sales, decreased 19% and 17%, respectively, and industrial sales decreased by 18%. The reduction in sales is due primarily to the milder weather. Central Hudson's interruptible sales increased 56% due to increased usage by commercial and industrial customers choosing to burn natural gas for economic reasons.

      CH Services' sales by its oil distribution subsidiaries, SCASCO and Griffith, also vary seasonally in response to weather conditions. The warmer than normal weather also resulted in lower sales by SCASCO and Griffith for the first quarter of 2002 as compared to the first quarter of 2001.

OPERATING EXPENSES

      Energy Group's total operating expenses for the first quarter of 2002 decreased $39.1 million from the comparable period in 2001.

      For the first quarter of 2002, Central Hudson's total operating expenses decreased $21.5 million (14.4%) from $149.4 million in 2001 to $127.9 million in 2002. This decrease in expense primarily reflects the effect of the 2001 sale of Central Hudson's interests in its fossil and nuclear generating plants. The decrease in expenses also reflects a reduction in purchased natural gas costs and labor costs. The cost of natural gas was down due to lower prices and a decrease in gas sales due to the milder weather, while labor costs were reduced due to a greater emphasis on capital projects to improve system reliability. Partially offsetting this reduction was a $16.6 million increase in the cost of purchased electricity, which is largely offset by a reduction of $12.9 million for fuel used in electric generation. The shift in costs reflects the change from satisfying load requirements with own-generation to market supply due to the sale of Central Hudson's interests in its fossil and nuclear generating plants. Although electric sales were down because of milder weather, the net cost of purchased electricity and fuel used in electric generation increased because the cost of purchased electricity also includes the fixed and variable production costs of the generating plants that provide energy to the wholesale market.

      For the first quarter of 2002, operating expenses for CH Services decreased $17.9 million from $68.0 million in 2001 to $50.1 million in 2002 and consist primarily of the cost of petroleum and natural gas, which decreased $12.2 million due largely to lower sales by SCASCO and Griffith as a result of the warmer-than-normal weather. This reduction in operating expenses also reflects the exclusion of expenses ($5.6 million), for the quarter ended March 2002, related to discontinued operations of CH Resources. CH Services' depreciation and amortization expense decreased $734,000 primarily related to a change in accounting principle regarding goodwill.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Report, for a discussion of Energy Group's dividend payments. On March 22, 2002, the Board of Directors of Energy Group declared a quarterly dividend of $.54 per share, payable May 1, 2002, to shareholders of record as of April 10, 2002.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipated," "believe," "intends," "estimates," "expect," and similar expressions. Registrants caution readers that forward-looking statements, including without limitation, those relating to Registrant's future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time-to-time in Registrant's reports filed with the Securities and Exchange Commission. All forward-looking statements are intended to be subject to the safe harbor protections provided by such Section 21E. A number of important factors affecting Registrants' business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery, future market prices for energy, capacity and ancillary services, the outcome of pending litigation, and certain environmental matters, particularly ongoing development of air quality regulations and industrial waste remediation requirements. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to Part II, Item 7A of Corporations' 10-K Report for a discussion of market risk. There is no material change in that discussion of market risks and the practices employed by Energy Group and Central Hudson to mitigate these risks. See Note 3 - "Accounting for Derivative Instruments and Hedging Activities - SFAS 133" for related discussion on this activity.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      (a) Asbestos Litigation. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 10 - "Commitments and Contingencies," under the caption "Asbestos Litigation," of the Corporations' 10-K Report.

      As of May 3, 2002, a total of 2,864 cases involving asbestos have been brought against Central Hudson of the type described under the caption, of which 1,303 remain pending. Of the 1,561 cases no longer pending against Central Hudson, 1,424 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling and in obtaining dismissals of asbestos cases, Central Hudson believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Central Hudson's financial position or results of operations.

      (b) Other Matters.

      Reference is made to subcaption "CH Resources, Inc." under the caption "Subsidiaries of CH Services," under Part I, Item 1, Business, of the Corporations' 10-K for a description of the proposed sale of CH Resources by CH Services.

      During April 2002, CH Services amended its Stock Purchase Agreement with WPS Power Development, Inc. ("WPS") to codify certain changes to the terms and conditions of that Agreement, including a projected closing date of May 31, 2002, additional minor indemnifications, conditional waiver of certain conditions precedent to closing, and a purchase price reduction of $3,250,000. As result of this amendment, CH Services expects to sell its stock ownership interest in CH Resources and its subsidiaries, CH Syracuse Properties, Inc. and CH Niagara Properties, Inc., to WPS for approximately $58 million.

Item 4. Submission of Matters to a Vote of Security Holders.

      Annual Meetings of Shareholders. The Annual Meeting of Shareholders of Energy Group was held on Tuesday, April 23, 2002. The following matters were voted upon at such meeting:

      Election of Directors - Energy Group: The one (1) nominee proposed as a director by the Board of Directors for the Class I directors (term expiring at the Annual Meeting of Shareholders to be held in 2004) and the two (2) nominees proposed as directors by the Board of Directors for the Class II directors (terms expiring at the Annual Meeting of Shareholders to be held in 2005) were elected, and no other nominees were proposed. The total number of shares voted was 13,939,269. The number of shares voted for each of these directors and the number of shares withheld were as follows:

           Name of Director                            Shares For      Shares Withheld
           ----------------                            ----------      ---------------
Class I - Term Expires at Annual Meeting in 2004

Steven V. Lant                                         13,503,352          435,917

Class II - Term Expires at Annual Meeting in 2005

Stanley J. Grubel                                      13,720,687          218,582

Steven M. Fetter                                       13,714,419          224,850

Item 5. Other Information

      Appointment of Officers - Energy Group. Immediately following Energy Group's Annual Meeting of Shareholders, the Board of Directors made the following appointments: Paul J. Ganci as Chairman of the Board, President and Chief Executive Officer; Steven V. Lant, Chief Operating Officer and Chief Financial Officer; Carl E. Meyer, Executive Vice President; Allan R. Page, Executive Vice President; Arthur R. Upright, Senior Vice President; Donna S. Doyle, Vice President - Accounting and Controller; Gladys L. Cooper, Corporate Secretary; Denise D. VanBuren, Vice President - Corporate Communications and Community Relations; Diane Seitz, Treasurer; and John E. Gould, Assistant Secretary.

      Election of Directors and Appointment of Officers - Central Hudson. The Annual Meeting of Shareholder of Central Hudson was held on April 9, 2002.

      All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The sole shareholder of Central Hudson, Energy Group, voted all of its shares of Common Stock for the nominees. The directors are: Paul J. Ganci, Carl E. Meyer, Arthur R. Upright and Steven V. Lant.

      Immediately following Central Hudson's Annual Meeting of Shareholder, Central Hudson's Board of Directors made the following appointments: Paul J. Ganci as Chairman of the Board and Chief Executive Officer; Carl E. Meyer, President and Chief Operating Officer; Arthur R. Upright, Senior Vice President
- Regulatory Affairs, Financial Planning and Accounting; Steven V. Lant, Chief Financial Officer; Joseph J. DeVirgilio, Jr., Senior Vice President - Corporate Services and Administration; Donna S. Doyle, Vice President - Accounting and Controller; Charles A. Freni, Vice President - Engineering and Environmental Affairs; John C. Checklick, Vice President, Customer Services and Marketing; Gladys L. Cooper, Corporate Secretary; Denise D. Van Buren, Vice President - Corporate Communications and Community Relations; Diane Seitz, Treasurer; and John E. Gould, Assistant Secretary.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

  Exhibit No.
Regulation S-K
   Item 601
  Designation                            Exhibit Description
--------------                           -------------------
 12        --           Statement Showing Computation of the Ratio of Earnings
                        to Fixed Charges and the Ratio of Earnings to Combined
                        Fixed Charges and Preferred Stock Dividends.

      (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, Energy Group filed the following Current Report on Form 8-K:

      A Report, dated February 20, 2002, which reports the election to Energy Group's Board of Directors, effective February 1, 2002, of Steven V. Lant and Steven M. Fetter, and the appointment, effective February 1, 2002, of Steven V. Lant as Chief Operating Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned hereunder duly authorized.

                                              CH ENERGY GROUP, INC.
                                                  (Registrant)

                                 By:           /s/ Donna S. Doyle
                                     ------------------------------------------
                                                 Donna S. Doyle
                                      Vice President - Accounting and Controller


                                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                (Co-Registrant)

                                 By:           /s/ Donna S. Doyle
                                     ------------------------------------------
                                                 Donna S. Doyle
                                      Vice President - Accounting and Controller

Dated:  May 10, 2002

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:


  Exhibit No.
Regulation S-K
   Item 601
  Designation                            Exhibit Description
--------------                           -------------------
 12        --           Statement Showing Computation of the Ratio of Earnings
                        to Fixed Charges and the Ratio of Earnings to Combined
                        Fixed Charges and Preferred Stock Dividends.