Form 10-Q
period 2002-06-30
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2002-08-12
CIK 1061393, 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ....................................June 30, 2002

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

      As of the close of business on August 1, 2002, (i) CH Energy Group, Inc. had outstanding 16,362,087 shares of Common Stock ($.10 per share par value) and
(ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2).

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

         PART I - FINANCIAL INFORMATION                                     PAGE

Item 1 - Consolidated Financial Statements                                    1

                  CH ENERGY GROUP, INC.

                  Consolidated Statement of Income -
                   Three Months Ended June 30, 2002 and 2001                  1

                  Consolidated Statement of Income -
                   Six Months Ended June 30, 2002 and 2001                    2

                  Consolidated Statement of Comprehensive Income
                   Three Months Ended June 30, 2002 and 2001                  3

                  Consolidated Statement of Comprehensive Income
                   Six Months Ended June 30, 2002 and 2001                    4

                  Consolidated Balance Sheet - June 30, 2002
                   and December 31, 2001                                      5

                  Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2002 and 2001                    7

                  CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                  Consolidated Statement of Income -
                   Three Months Ended June 30, 2002 and 2001                  8

                  Consolidated Statement of Income -
                   Six Months Ended June 30, 2002 and 2001                    9

                  Consolidated Statement of Comprehensive Income
                   Three Months Ended June 30, 2002 and 2001                 10

                  Consolidated Statement of Comprehensive Income
                   Six Months Ended June 30, 2002 and 2001                   11

                  Consolidated Balance Sheet - June 30, 2002
                   and December 31, 2001                                     12

                  Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2002 and 2001                   14

                                      INDEX

         PART I - FINANCIAL INFORMATION                                     PAGE

Item 1 - Consolidated Financial Statements (Cont'd)

            Notes to Consolidated Financial Statements                       15

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                          25

Item 3 - Quantitative and Qualitative Disclosure
         about Market Risk                                                   34

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   34

Item 5 - Other Information                                                   35

Item 6 - Exhibits and Reports on Form 8-K                                    36

Signatures                                                                   36

Certifications                                                               37

Exhibit Index

                                   ----------

Filing Format

      This Quarterly Report on Form 10-Q is a combined quarterly report being filed by two different registrants: CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation. CH Energy Group, Inc. became the holding company for Central Hudson Gas & Electric Corporation on December 15, 1999. Except where the content clearly indicates otherwise, any reference in this report to CH Energy Group, Inc. includes all subsidiaries of CH Energy Group, Inc., including Central Hudson Gas & Electric Corporation. Central Hudson Gas & Electric Corporation makes no representation as to the information contained in this report in relation to CH Energy Group, Inc. and its subsidiaries other than Central Hudson Gas & Electric Corporation.

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                 For the 3 Months Ended June 30,
                                                                                         2002         2001
                                                                                      ---------    ---------
                                                                                     (Thousands of Dollars)
Operating Revenues
  Electric ........................................................................   $  98,542    $ 104,297
  Gas .............................................................................      24,503       25,318
  Unregulated affiliate ...........................................................      29,871       36,803
                                                                                      ---------    ---------
      Total Operating Revenues ....................................................     152,916      166,418
                                                                                      ---------    ---------

Operating Expenses
  Operation:
    Fuel used in electric generation and
       purchased electricity ......................................................      61,737       64,316
    Purchased natural gas .........................................................      16,746       14,868
    Purchased petroleum ...........................................................      17,091       17,087
    Other expenses of operation - regulated activities ............................      21,920       29,828
    Other expenses of operation - unregulated affiliate activities ................      12,605       13,328
  Depreciation and amortization ...................................................       7,704        8,558
  Taxes, other than income tax ....................................................       9,680       12,394
  Federal/State income tax ........................................................       1,621          711
                                                                                      ---------    ---------
                                                                                        149,104      161,090
                                                                                      ---------    ---------

Operating Income ..................................................................       3,812        5,328
                                                                                      ---------    ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction .............................         120           96
  Federal/State income tax ........................................................         203         (704)
  Interest income .................................................................       3,354        6,393
  Other - net .....................................................................       1,099        1,332
                                                                                      ---------    ---------
                                                                                          4,776        7,117
                                                                                      ---------    ---------

Income before Interest Charges ....................................................       8,588       12,445
                                                                                      ---------    ---------

Interest Charges
  Interest on mortgage bonds ......................................................         670        1,302
  Interest on other long-term debt ................................................       2,725        3,138
  Other interest ..................................................................       3,231        4,050
  Allowance for borrowed funds used during construction ...........................         (64)         (76)
                                                                                      ---------    ---------
                                                                                          6,562        8,414

Net income from continuing operations .............................................       2,026        4,031

Net loss from discontinued operations, net of income tax benefit of $1,439 (Note 3)      (2,175)          --
Gain on disposal of discontinued operations, net of income tax of $(6,671) (Note 3)       5,698           --

Cumulative Preferred Stock Dividends of Central Hudson ............................         451          807
                                                                                      ---------    ---------

Net Income ........................................................................       5,098        3,224
Dividends Declared on Common Stock ................................................       8,835        8,835
                                                                                      ---------    ---------

Balance Retained in the Business ..................................................   ($  3,737)   ($  5,611)
                                                                                      =========    =========

Common Stock:
    Average Shares Outstanding (000s) .............................................      16,362       16,362

    Earnings Per Share (Basic and Diluted) ........................................    $   0.31     $   0.20

    Dividends Declared ............................................................    $   0.54     $   0.54

                 See Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                  For the 6 Months Ended June 30,
                                                                                         2002        2001
                                                                                      ---------    ---------
                                                                                      (Thousands of Dollars)
Operating Revenues
  Electric ........................................................................   $ 200,028    $ 219,551
  Gas .............................................................................      66,365       78,931
  Unregulated affiliate ...........................................................      83,662      110,445
                                                                                      ---------    ---------
      Total Operating Revenues ....................................................     350,055      408,927
                                                                                      ---------    ---------

Operating Expenses
  Operation:
    Fuel used in electric generation and
       purchased electricity ......................................................     120,063      122,138
    Purchased natural gas .........................................................      46,132       52,790
    Purchased petroluem ...........................................................      45,839       56,861
    Other expenses of operation - regulated activities ............................      42,701       61,135
    Other expenses of operation - unregulated affiliate activities ................      25,516       27,695
  Depreciation and amortization ...................................................      15,386       18,907
  Taxes, other than income tax ....................................................      18,570       27,332
  Federal/State income tax ........................................................      13,917       12,394
                                                                                      ---------    ---------
                                                                                        328,124      379,252
                                                                                      ---------    ---------

Operating Income ..................................................................      21,931       29,675
                                                                                      ---------    ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction .............................         227          177
  Federal/State income tax ........................................................        (911)      (2,056)
  Interest income .................................................................       6,609       12,670
  Other - net .....................................................................       6,658        1,486
                                                                                      ---------    ---------
                                                                                         12,583       12,277
                                                                                      ---------    ---------

Income before Interest Charges ....................................................      34,514       41,952
                                                                                      ---------    ---------

Interest Charges
  Interest on mortgage bonds ......................................................       1,339        3,872
  Interest on other long-term debt ................................................       4,388        6,487
  Other interest ..................................................................       6,631        8,584
  Allowance for borrowed funds used during construction ...........................        (120)        (140)
                                                                                      ---------    ---------
                                                                                         12,238       18,803

Net income from continuing operations .............................................      22,276       23,149

Net loss from discontinued operations, net of income tax benefit of $1,439 (Note 3)      (2,175)          --
Gain on disposal of discontinued operations, net of income tax of $(6,671) (Note 3)       5,698           --

Cumulative Preferred Stock Dividends of Central Hudson ............................       1,259        1,615
                                                                                      ---------    ---------

Net Income ........................................................................      24,540       21,534
Dividends Declared on Common Stock ................................................      17,671       17,671
                                                                                      ---------    ---------

Balance Retained in the Business ..................................................   $   6,869    $   3,863
                                                                                      =========    =========

Common Stock:
    Average Shares Outstanding (000s) .............................................      16,362       16,362

    Earnings Per Share (Basic and Diluted) ........................................   $    1.50    $    1.32

    Dividends Declared ............................................................   $    1.08    $    1.08

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                       For the 3 Months Ended June 30,
                                                                              2002       2001
                                                                            -------    -------
                                                                          (Thousands of Dollars)
Net Income ..............................................................   $ 5,098    $ 3,224

Other comprehensive income:
   FAS 133 transition adjustment - balance at April 1, 2001 of cumulative effect of unrealized gains (losses) at implementation date of
    January 1, 2001 .....................................................        --       (778)
       Less:  reclassification adjustment for gains (losses)
                 realized in net income .................................        --       (257)
       Plus:  change in fair value for transition adjustment amounts ....                1,316
                                                                            -------    -------
                 Balance of FAS 133 transition adjustment amounts .......        --        795

   Reclassification adjustment for gain on investments included in net
       income, net of tax of $26 ........................................       (38)        --
                                                                            -------    -------

Other comprehensive income (loss) .......................................       (38)       795
                                                                            -------    -------

Comprehensive Income ....................................................   $ 5,060    $ 4,019
                                                                            =======    =======

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                    For the 6 Months Ended June 30,
                                                                                           2002       2001
                                                                                         -------   --------
(Thousands of Dollars)

Net Income .................................................................             $24,540   $ 21,534

Other comprehensive income:
   FAS 133 transition adjustment - balance at April 1, 2001 of cumulative effect of unrealized gains (losses) at implementation date of
    January 1, 2001 ........................................................                  --     (1,896)
       Less:  reclassification adjustment for gains (losses)
                 realized in net income ....................................                  --       (792)
       Plus:  change in fair value for transition adjustment amounts .......                          1,899
                                                                                         -------   --------
                 Balance of FAS 133 transition adjustment amounts ..........                  --        795

   Net unrealized gains on investments:
        Unrealized gain arising during period, net of tax of $(26) .........        38
        Less: reclassification adjustment for gain included in net
                   income, net of tax of $26 ...............................       (38)       --         --
                                                                               -------   -------   --------

Other comprehensive income (loss) ..........................................                  --        795
                                                                                         -------   --------

Comprehensive Income .......................................................             $24,540   $ 22,329
                                                                                         =======   ========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                  June 30,        December 31,
                                                                   2002              2001
                                   ASSETS                       (Unaudited)
                                                                ----------        ----------
                                                                   (Thousands of Dollars)
Utility Plant
       Electric ........................................        $  591,548        $  584,831
       Gas .............................................           185,598           180,673
       Common ..........................................           102,587            97,124
                                                                ----------        ----------
                                                                   879,733           862,628

       Less:  Accumulated depreciation .................           365,466           354,010
                                                                ----------        ----------
                                                                   514,267           508,618

       Construction work in progress ...................            60,358            53,139
                                                                ----------        ----------
               Net Utility Plant .......................           574,625           561,757
                                                                ----------        ----------

Other Property and Plant ...............................            16,135            48,202
                                                                ----------        ----------

Prefunded Pension Costs and Other Investments
        Prefunded pension costs ........................            77,493            78,743
        Other investments ..............................             7,010             6,300
                                                                ----------        ----------
Total Prefunded Pension Costs and Other Investments ....            84,503            85,043
                                                                ----------        ----------

Current Assets
       Cash and cash equivalents .......................           264,816           132,395
       Accounts receivable from customers - net of
             allowance for doubtful accounts ...........            55,745            61,540
       Accrued unbilled utility revenues ...............             5,861            11,765
       Other receivables ...............................             3,182             8,968
       Fuel, materials and supplies - at average cost ..            13,840            18,402
       Fair value of derivative instruments - current ..               935            16,661
       Special deposits and prepayments ................            40,778            51,918
                                                                ----------        ----------
                Total Current Assets ...................           385,157           301,649
                                                                ----------        ----------

Deferred Charges and Other Assets
       Goodwill and other intangible assets ............            78,163            79,587
       Regulatory assets ...............................            40,500            35,094
       Unamortized debt expense ........................             4,015             3,545
       Fair value of derivative instruments ............                --            17,548
       Bond defeasance escrow ..........................            10,691            18,612
       Other assets ....................................            14,754            37,605
                                                                ----------        ----------
                Total Deferred Charges and Other Assets            148,123           191,991
                                                                ----------        ----------

                          Total Assets .................        $1,208,543        $1,188,642
                                                                ----------        ----------

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                   June 30,          December 31,
                                                                    2002               2001
                   CAPITALIZATION AND LIABILITIES                (Unaudited)
                                                                 -----------         -----------
                                                                     (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($.10 par value)         $     1,686         $     1,686
        Paid-in capital .................................            351,230             351,230
        Retained earnings ...............................            170,186             163,317
        Reacquired capital stock (500,000 shares) .......            (18,765)            (18,765)
        Capital stock expense ...........................               (664)             (1,159)
                                                                 -----------         -----------
                Total Common Stock Equity ...............            503,673             496,309
                                                                 -----------         -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ........             21,030              21,030
             Subject to mandatory redemption ............             12,500              35,000
                                                                 -----------         -----------
                Total Cumulative Preferred Stock ........             33,530              56,030
                                                                 -----------         -----------

        Long-term Debt ..................................            279,375             216,124
                                                                 -----------         -----------
             Total Capitalization .......................            816,578             768,463
                                                                 -----------         -----------

Current Liabilities
        Current maturities of long-term debt ............             25,500              20,000
        Notes payable ...................................                 --                 250
        Accounts payable ................................             35,543              41,061
        Accrued interest ................................              3,728               2,538
        Dividends payable ...............................              9,287               9,643
        Accrued vacation ................................              3,671               3,900
        Customer deposits ...............................              5,146               5,032
        Other ...........................................             29,414              28,782
                                                                 -----------         -----------
             Total Current Liabilities ..................            112,289             111,206
                                                                 -----------         -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ..........................            199,024             235,960
        Operating reserves ..............................              4,508               4,853
        Deferred gain - sale of plants ..................             22,171              24,568
        Accrued environmental remediation costs .........              8,374               6,059
        Other ...........................................             17,094              16,173
                                                                 -----------         -----------
             Total Deferred Credits and Other Liabilities            251,171             287,613
                                                                 -----------         -----------

Accumulated Deferred Income Tax (Net) ...................             28,505              21,360
                                                                 -----------         -----------

                 Total Capitalization and Liabilities ...        $ 1,208,543         $ 1,188,642
                                                                 -----------         -----------

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the 6 Months Ended
                                                                                             June 30,
                                                                                      2002               2001
                                                                                    ---------         ---------
Operating Activities:                                                                 (Thousands of Dollars)
    Net Income .............................................................        $  24,540         $  21,534

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
             Depreciation, amortization & nuclear fuel amortization ........           16,770            20,915
             Deferred income taxes - net ...................................            2,858              (304)
             Gain on disposal of subsidiary ................................          (17,633)               --
             Nine Mile 2 Plant deferred finance charges - net ..............               --             1,311
             Provision for uncollectibles ..................................            1,661             1,250
             Accrued/deferred pension costs ................................           (8,147)           (7,492)
             Other - net ...................................................             (760)           (3,595)

          Changes in current assets and liabilities, net:
             Accounts receivable, unbilled revenues and other receivables ..           15,719            44,088
             Fuel, materials and supplies ..................................            1,372               910
             Special deposits and prepayments ..............................            4,935             5,363
             Accounts payable ..............................................           (4,887)          (10,668)
             Accrued taxes and interest ....................................           15,081            82,870
             Deferred taxes related to sale of plants and Nine Mile 2 Plant
                write-off ..................................................               --          (233,876)
             Deferred gas costs ............................................            9,319             1,778
             Customer benefit ..............................................           (9,014)           10,080
             Other - net ...................................................           (1,009)           (3,142)
                                                                                    ---------         ---------

       Net Cash Provided by (Used In) Operating Activities .................           50,805           (68,978)
                                                                                    ---------         ---------

Investing Activities:

       Proceeds from sale of subsidiary ....................................           58,227                --
       Mortgage receivable - sale of Nine Mile 2 Plant .....................           22,733                --
       Proceeds from sale of fossil generation plants ......................               --           713,202
       Additions to plant ..................................................          (28,681)          (29,357)
       Acquisitions made by unregulated affiliate ..........................               --            (6,905)
       Nine Mile 2 Plant decommissioning trust fund ........................               --              (434)
       Other - net .........................................................              696             4,176
                                                                                    ---------         ---------

       Net Cash Provided by Investing Activities ...........................           52,975           680,682
                                                                                    ---------         ---------

Financing Activities:

       Proceeds from issuance of long-term debt ............................           69,000                --
       Retirement of preferred stock .......................................          (22,500)               --
       Repayments of short-term debt .......................................               --          (164,500)
       Repayments of long-term debt ........................................               --          (125,130)
       Dividends paid on common stock ......................................          (17,671)          (17,671)
       Issuance and redemption costs .......................................             (188)              (14)
                                                                                    ---------         ---------

       Net Cash Provided by (Used in) Financing Activities .................           28,641          (307,315)
                                                                                    ---------         ---------

Net Change in Cash and Cash Equivalents ....................................          132,421           304,389

Cash and Cash Equivalents - Beginning of Year ..............................          132,395            28,318
                                                                                    ---------         ---------

Cash and Cash Equivalents - End of Period ..................................        $ 264,816         $ 332,707
                                                                                    =========         =========

Supplemental Disclosure of Cash Flow Information

       Interest paid........................................................        $   5,893         $  15,470

       Federal and State income tax paid ...................................        $   3,500         $ 122,500

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                      For the 3 Months
                                                                       Ended June 30,
                                                                  2002               2001
                                                                ---------         ---------
                                                                   (Thousands of Dollars)
Operating Revenues
  Electric .............................................        $  96,680         $ 104,196
  Gas ..................................................           22,934            25,292
                                                                ---------         ---------
    Total - own territory ..............................          119,614           129,488
  Electric sales to other utilities ....................            1,862               100
  Gas sales to other utilities .........................            1,569                26
                                                                ---------         ---------
                                                                  123,045           129,614
                                                                ---------         ---------
Operating Expenses
  Operation:
    Fuel used in electric generation ...................              104               574
    Purchased electricity ..............................           61,254            57,295
    Purchased natural gas ..............................           15,032            13,361
    Other expenses of operation ........................           21,920            29,878
  Depreciation and amortization ........................            6,265             6,248
  Taxes, other than income tax .........................            9,608            12,328
  Federal/State income tax .............................            2,466             1,263
                                                                ---------         ---------
                                                                  116,649           120,947
                                                                ---------         ---------

Operating Income .......................................            6,396             8,667
                                                                ---------         ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ..              120                96
  Federal/State income tax .............................              226              (553)
  Interest income ......................................            1,951             3,178
  Other - net ..........................................            1,157               (71)
                                                                ---------         ---------
                                                                    3,454             2,650
                                                                ---------         ---------

Income before Interest Charges .........................            9,850            11,317
                                                                ---------         ---------

Interest Charges
  Interest on mortgage bonds ...........................              670             1,302
  Interest on other long-term debt .....................            2,725             3,138
  Other interest .......................................            3,296             4,028
  Allowance for borrowed funds used during construction               (64)              (76)
                                                                ---------         ---------
                                                                    6,627             8,392
                                                                ---------         ---------

Net Income .............................................            3,223             2,925

Dividends Declared on Cumulative Preferred Stock .......              451               807
                                                                ---------         ---------

Income Available for Common Stock ......................        $   2,772         $   2,118
                                                                =========         =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                     For the 6 Months
                                                                      Ended June 30,
                                                                  2002               2001
                                                                ---------         ---------
                                                                   (Thousands of Dollars)
Operating Revenues
  Electric .............................................        $ 196,354         $ 210,312
  Gas ..................................................           64,018            78,879
                                                                ---------         ---------
    Total - own territory ..............................          260,372           289,191
  Electric sales to other utilities ....................            3,674             9,239
  Gas sales to other utilities .........................            2,347                52
                                                                ---------         ---------
                                                                  266,393           298,482
                                                                ---------         ---------
Operating Expenses
  Operation:
    Fuel used in electric generation ...................              258            13,658
    Purchased electricity ..............................          118,404            97,893
    Purchased natural gas ..............................           40,910            46,702
    Other expenses of operation ........................           42,613            61,197
  Depreciation and amortization ........................           12,529            14,445
  Taxes, other than income tax .........................           18,391            27,211
  Federal/State income tax .............................           11,490             9,258
                                                                ---------         ---------
                                                                  244,595           270,364
                                                                ---------         ---------

Operating Income .......................................           21,798            28,118
                                                                ---------         ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ..              227               177
  Federal/State income tax .............................             (844)           (1,814)
  Interest income ......................................            4,231             7,282
  Other - net ..........................................            5,445              (385)
                                                                ---------         ---------
                                                                    9,059             5,260
                                                                ---------         ---------

Income before Interest Charges .........................           30,857            33,378
                                                                ---------         ---------

Interest Charges
  Interest on mortgage bonds ...........................            1,339             3,872
  Interest on other long-term debt .....................            4,388             6,487
  Other interest .......................................            6,771             7,619
  Allowance for borrowed funds used during construction              (120)             (140)
                                                                ---------         ---------
                                                                   12,378            17,838
                                                                ---------         ---------

Net Income .............................................           18,479            15,540

Dividends Declared on Cumulative Preferred Stock .......            1,259             1,615
                                                                ---------         ---------

Income Available for Common Stock ......................        $  17,220         $  13,925
                                                                =========         =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                          For the 3 Months Ended June 30,
                                                                               2002           2001
                                                                             -------         ------
                                                                             (Thousands of Dollars)
Net Income ..........................................................        $ 3,223         $2,925

Other comprehensive income:
  Reclassification adjustment for gain on investments included in net
    income, net of tax of $26 .......................................            (38)            --
                                                                             -------         ------

Other comprehensive income ..........................................            (38)            --
                                                                             -------         ------

Comprehensive Income ................................................        $ 3,185         $2,925
                                                                             =======         ======

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                            For the 6 Months Ended June 30,
                                                                                  2002           2001
                                                                               -------        -------
                                                                              (Thousands of Dollars)

Net Income .............................................                       $18,479        $15,540

Other comprehensive income:
  Net unrealized gains on investments:
    Unrealized gain arising during period,
      net of tax of $(26) ..............................             38
    Less: reclassification adjustment for gain included
          in net income, net of tax of $26 .........                (38)            --             --
                                                                -------        -------        -------

Other comprehensive income .............................                            --             --
                                                                               -------        -------

Comprehensive Income ...................................                       $18,479        $15,540
                                                                               =======        =======

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                June 30,      December 31,
                                                                 2002            2001
                                  ASSETS                     (Unaudited)
                                                              ---------        --------
                                                               (Thousands of Dollars)
Utility Plant
       Electric .......................................        $591,548        $584,831
       Gas ............................................         185,598         180,673
       Common .........................................         102,587          97,124
                                                               --------        --------
                                                                879,733         862,628

       Less:  Accumulated depreciation ................         365,466         354,010
                                                               --------        --------
                                                                514,267         508,618

       Construction work in progress ..................          60,358          53,139
                                                               --------        --------
               Net Utility Plant ......................         574,625         561,757
                                                               --------        --------

Other Property and Plant ..............................             969             970
                                                               --------        --------

Prefunded Pension Costs and Other Investments
        Prefunded pension costs .......................          77,493          78,743
        Other investments .............................           2,420           1,893
                                                               --------        --------
Total Prefunded Pension Costs and Other Investments ...          79,913          80,636
                                                               --------        --------

Current Assets
       Cash and cash equivalents ......................         115,848          47,864
       Accounts receivable from customers - net of
             allowance for doubtful accounts ..........          39,155          37,356
       Accrued unbilled utility revenues ..............           5,861          11,765
       Other receivables ..............................           4,163           9,145
       Fuel, materials and supplies - at average cost .          10,886          13,867
       Fair value of derivative instruments - current .             914          13,072
       Special deposits and prepayments ...............          36,567          32,207
                                                               --------        --------
                Total Current Assets ..................         213,394         165,276
                                                               --------        --------

Deferred Charges and Other Assets
       Regulatory assets ..............................          40,500          35,094
       Unamortized debt expense .......................           4,015           3,545
       Fair value of derivative instruments ...........              --          12,570
       Bond defeasance escrow .........................          10,691          18,612
       Other assets ...................................           6,196          26,793
                                                               --------        --------
                Total Deferred Charges and Other Assets          61,402          96,614
                                                               --------        --------

                          Total Assets ................        $930,303        $905,253
                                                               ========        ========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                       June 30,        December 31,
                                                                         2002             2001
               CAPITALIZATION AND LIABILITIES                        (Unaudited)
                                                                      ---------         ---------
                                                                         (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) .......        $  84,311         $  84,311
        Paid-in capital ......................................          174,980           174,980
        Retained earnings ....................................            8,998             9,777
        Capital stock expense ................................           (5,297)           (5,791)
                                                                      ---------         ---------
                Total Common Stock Equity ....................          262,992           263,277
                                                                      ---------         ---------

        Cumulative Preferred Stock
             Not subject to mandatory redemption .............           21,030            21,030
             Subject to mandatory redemption .................           12,500            35,000
                                                                      ---------         ---------
                Total Cumulative Preferred Stock .............           33,530            56,030
                                                                      ---------         ---------

        Long-term Debt .......................................          279,375           215,874
                                                                      ---------         ---------
                Total Capitalization .........................          575,897           535,181
                                                                      ---------         ---------

Current Liabilities
        Current maturities of long-term debt .................           25,500            20,000
        Accounts payable .....................................           30,226            32,125
        Accrued interest .....................................            3,785             2,538
        Dividends payable ....................................              451               807
        Accrued vacation .....................................            3,671             3,900
        Customer deposits ....................................            5,146             5,032
        Other ................................................           10,388             2,095
                                                                      ---------         ---------
                Total Current Liabilities ....................           79,167            66,497
                                                                      ---------         ---------

Deferred Credits and Other Liabilities
        Regulatory liabilities ...............................          199,024           235,960
        Operating reserves ...................................            4,508             4,853
        Deferred gain - sale of plants .......................           22,171            24,568
        Accrued environmental remediation costs ..............            8,374             6,059
        Other ................................................           12,912            11,936
                                                                      ---------         ---------
                Total Deferred Credits and Other Liabilities .          246,989           283,376
                                                                      ---------         ---------

Accumulated Deferred Income Tax (Net) ........................           28,250            20,199
                                                                      ---------         ---------

                Total Capitalization and Liabilities .........        $ 930,303         $ 905,253
                                                                      =========         =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      For the 6 Months Ended
                                                                                             June 30,
                                                                                       2002              2001
                                                                                    ---------         ---------
Operating Activities:                                                              (Thousands of Dollars)
    Net Income .............................................................        $  18,479         $  15,540

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
             Depreciation, amortization & nuclear fuel amortization ........           13,913            16,453
             Deferred income taxes - net ...................................            3,763              (375)
             Nine Mile 2 Plant deferred finance charges - net ..............               --             1,311
             Provision for uncollectibles ..................................            1,393             1,250
             Accrued/deferred pension costs ................................           (8,147)           (7,492)
             Deferred revenues per 1998 Settlement Agreement ...............               --            10,080
             Other - net ...................................................           (5,098)              802

          Changes in current assets and liabilities - net:
             Accounts receivable, unbilled revenues and other receivables ..            7,694            24,068
             Fuel, materials and supplies ..................................            2,981               932
             Special deposits and prepayments ..............................            4,360             2,479
             Accounts payable ..............................................           (1,899)           (7,405)
             Accrued taxes and interest ....................................           11,949           (31,212)
             Deferred taxes related to sale of plants and Nine Mile 2
               Plant write-off .............................................               --          (233,876)
             Deferred gas costs ............................................            9,319             1,778
             Customer benefit and carrying charge - net ....................           (9,014)               --
             Other - net ...................................................           (2,880)           (2,842)
                                                                                    ---------         ---------

       Net Cash Provided by (Used In) Operating Activities .................           46,813          (208,509)
                                                                                    ---------         ---------

Investing Activities:

       Proceeds from sale of fossil generation plants ......................               --           713,202
       Mortgage receivable - sale of Nine Mile 2 Plant .....................           22,733                --
       Additions to Plant ..................................................          (26,153)          (29,357)
       Nine Mile 2 Plant decommissioning trust fund ........................               --              (434)
       Other - net .........................................................           (2,914)            4,101
                                                                                    ---------         ---------

       Net Cash (Used in) Provided by Investing Activities .................           (6,334)          687,512
                                                                                    ---------         ---------

Financing Activities:

       Proceeds from issuance of long-term debt ............................           69,000                --
       Retirement of preferred stock .......................................          (22,500)               --
       Repayments of short-term debt .......................................               --           (25,000)
       Repayments of long-term debt ........................................               --          (125,130)
       Dividends paid on cumulative preferred and common stock .............          (18,807)          (15,515)
       Special dividend to parent ..........................................               --          (212,000)
       Issuance and redemption costs .......................................             (188)              (14)
                                                                                    ---------         ---------

       Net Cash Provided by (Used in) Financing Activities .................           27,505          (377,659)
                                                                                    ---------         ---------

Net Change in Cash and Cash Equivalents ....................................           67,984           101,344

Cash and Cash Equivalents - Beginning of Year ..............................           47,864            17,279
                                                                                    ---------         ---------

Cash and Cash Equivalents - End of Period ..................................        $ 115,848         $ 118,623
                                                                                    =========         =========

Supplemental Disclosure of Cash Flow Information

       Interest paid .......................................................        $   4,808         $  13,617

       Federal and State income tax paid ...................................               --         $ 260,208

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

Basis of Presentation

      This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. and its regulated electric and gas subsidiary, Central Hudson Gas & Electric Corporation. The Notes to Financial Statements apply to both CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation. CH Energy Group, Inc.'s Consolidated Financial Statements include the accounts of CH Energy Group, Inc. and its wholly owned subsidiaries, including Central Hudson Gas & Electric Corporation and its non-utility subsidiary, Central Hudson Energy Services, Inc.

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined CH Energy Group, Inc./Central Hudson Gas & Electric Corporation Annual Report, on Forms 10-K and 10-K/A, for the year ended December 31, 2001 ("Corporations' 10-K Report").

      Due to the seasonal nature of CH Energy Group, Inc.'s and Central Hudson Gas & Electric Corporation's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 11 - "Segments and Related Information" to the Consolidated Financial Statements included in the Corporations' 10-K Report.

      CH Energy Group, Inc.'s reportable operating segments are the regulated electric and gas operations of Central Hudson Gas & Electric Corporation and the activities of the competitive business subsidiaries of Central Hudson Energy Services, Inc. covered under the "Unregulated" segment for CH Energy Group, Inc. Also included in the "Unregulated" segment is the investment activity of CH Energy Group, Inc. The segments currently operate in the Northeast and Mid-Atlantic regions of the United States.

         Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both electric and gas segments and depreciation of the common property have been allocated to the segments in accordance with practice established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - FAS 131

                                               Quarter Ended June 30, 2002                    Six Months Ended June 30, 2002
                                               ---------------------------                    ------------------------------
                                             Regulated           Unreg.      Total            Regulated           Unreg.    Total
                                       Electric       Gas                               Electric      Gas
                                       --------    --------    --------     --------    --------    --------    --------    --------
Revenues from external customers       $ 98,530    $ 24,404    $ 29,871     $152,805    $200,002    $ 66,136    $ 83,662    $349,800
Intersegment revenues                        12          99          --          111          26         229          --         255
  Total Revenues                       $ 98,542    $ 24,503    $ 29,871     $152,916    $200,028    $ 66,365    $ 83,662    $350,055
Earnings before income taxes -
continuing  operations                 $  3,229    $  1,783    $ (2,019)    $  2,993    $ 18,505    $ 11,048    $  6,292    $ 35,845
Net Income:
 from continuing operations            $  1,937    $    835    $ (1,197)    $  1,575    $ 11,064    $  6,156    $  3,797    $ 21,017
 from discont'd operations                   --          --       3,523        3,523          --          --       3,523       3,523
  Total Net Income                     $  1,937    $    835    $  2,326     $  5,098    $ 11,064    $  6,156    $  7,320    $ 24,540

Earnings Per Share:
 from continuing operations            $   0.12    $   0.04    $  (0.06)    $   0.10    $   0.68    $   0.37    $   0.24    $   1.29
 from discont'd operations                   --          --        0.21         0.21          --          --        0.21        0.21
  Total Earnings Per Share             $   0.12    $   0.04    $   0.15     $   0.31    $   0.68    $   0.37    $   0.45    $   1.50

                                                Quarter Ended June 30, 2001                   Six Months Ended June 30, 2001
                                                ---------------------------                   ------------------------------
                                              Regulated           Unreg.     Total            Regulated          Unreg.      Total
                                      Electric       Gas                               Electric       Gas
                                      ---------    ---------   ---------   ---------   ---------   ---------   ---------   ---------
Revenues from external customers      $ 104,285    $  25,241   $  36,803   $ 166,329   $ 219,513   $  78,686   $ 110,445   $ 408,644
Intersegment revenues                        12           77          --          89          38         245          --         283
  Total Revenues                      $ 104,297    $  25,318   $  36,803   $ 166,418   $ 219,551   $  78,931   $ 110,445   $ 408,927

Earnings before income taxes          $    (215)   $   4,149   $     705   $   4,639   $   9,502   $  15,495   $  10,987   $  35,984
Net Income                            $    (425)   $   2,543   $   1,106   $   3,224   $   4,758   $   9,167   $   7,609   $  21,534
Earnings Per Share                    $   (0.03)   $    0.16   $    0.07   $    0.20   $    0.29   $    0.56   $    0.47   $    1.32

Central Hudson Gas & Electric Corporation Segment Disclosure - FAS 131

                                                    Quarter Ended June 30, 2002            Six Months Ended June 30, 2002
                                                    ---------------------------            ------------------------------
                                             Electric          Gas                      Electric         Gas          Total
                                             ---------      ---------     ---------     ---------     ---------     ---------
Revenues from external customers             $  98,530      $  24,404     $ 122,934     $ 200,002     $  66,136     $ 266,138
Intersegment revenues                               12             99           111            26           229           255
            Total Revenues                   $  98,542      $  24,503     $ 123,045     $ 200,028     $  66,365     $ 266,393
Earnings before income taxes                 $   3,573      $   1,890     $   5,463     $  19,466     $  11,347     $  30,813
Net Income                                   $   2,280      $     943     $   3,223     $  12,022     $   6,457     $  18,479
Income Available for Common Stock            $   1,937      $     835     $   2,772     $  11,064     $   6,156     $  17,220

                                                    Quarter Ended June 30, 2001           Six Months Ended June 30, 2001
                                                    ---------------------------            ------------------------------
                                             Electric          Gas          Total       Electric         Gas          Total
                                             ---------      ---------     ---------     ---------     ---------     ---------
Revenues from external customers             $ 104,284      $  25,241     $ 129,525     $ 219,513     $  78,686     $ 298,199
Intersegment revenues                               12             77            89            38           245           283
            Total Revenues                   $ 104,296      $  25,318     $ 129,614     $ 219,551     $  78,931     $ 298,482
Earnings before income taxes                 $     450      $   4,291     $   4,741     $  10,848     $  15,764     $  26,612
Net Income                                   $     240      $   2,685     $   2,925     $   6,104     $   9,436     $  15,540
Income Available for Common Stock            $    (425)     $   2,543     $   2,118     $   4,758     $   9,167     $  13,925

NOTE 3 - DISCONTINUED OPERATIONS

      On May 31, 2002, Central Hudson Energy Services, Inc. sold all of its stock ownership in its subsidiary, CH Resources, Inc., to WPS Power Development, Inc., a Wisconsin corporation, for $58.2 million in cash. The principal assets of CH Resources, Inc. were three electric generating facilities. In accordance with Accounting Principles Board Opinion No. 30, the financial results for this subsidiary are reported as "Discontinued Operations."

      The net loss from discontinued operations, net of an income tax benefit of $1.4 million, was $2.2 million. The gain on disposal of discontinued operations, net of income taxes of $6.7 million, was $5.7 million. Therefore, the net income from discontinued operations was $3.5 million.

      The total assets of these operations of $42.6 million at the sale closing date of May 31, 2002, consisted primarily of fixed assets of $32.3 million, inventory of $3.2 million and other assets of $7.1 million. The revenues applicable to these discontinued operations for the period January 1 through May 31, 2002 were $3.6 million.

NOTE 4 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - STATEMENT OF FINANCIAL ACCOUNTING STANDARD ("SFAS") 133

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Corporations' 10-K Report. The total fair value of Central Hudson Gas & Electric Corporation derivatives at June 30, 2002 was $914,000 (net unrealized gain), which compared to a fair value gain at March 31, 2002 of $36.2 million. The reduction in fair value of $35.3 million resulted from the conversion of Central Hudson Gas & Electric Corporation's multi-year, transition purchase power agreement ("TPA") back to its original physical delivery arrangement, effective June 1, 2002. For the quarter ended June 30, 2002, Central Hudson Gas & Electric Corporation realized an actual net gain of $299,000 and, for the six months ended June 30, 2002, an actual net loss of $588,000 related to derivative transactions. In accordance with the provisions of SFAS 71, gains and losses which either increase or decrease actual energy costs are deferred for pass-back to or recovery from customers under Central Hudson Gas & Electric Corporation's electric and gas energy cost adjustment clauses.

      The total fair value of derivatives for Central Hudson Energy Services, Inc. at June 30, 2002 was $21,000, as compared to an unrealized fair value gain of $5.2 million at March 31, 2002. The reduction in fair value resulted from the sale of transmission congestion contracts as part of the sale of CH Resources, Inc. on May 31, 2002. Derivatives outstanding at quarter-end included a minimal number of oil put options designated as fair value hedges for the 2002/2003 heating season. The future value of these put options is not expected to be material. For the six months ended

June 30, 2002, actual gains related to oil put options settled were $170,000, which served to reduce the cost of fuel oil during the heating season just ended. Fair value hedges settled through June 30, 2002 were highly effective.

      In addition to the above, CH Energy Group, Inc. and certain of its subsidiaries entered into weather derivative contracts to hedge the effect on earnings due to significant variations in heating degree days from normal. The contracts for CH Energy Group, Inc. covered the November 2001 through March 2002 heating season. A total gain of $3.75 million was realized under these contracts, of which $987,000 was recorded in the six months ended June 30, 2002. Central Hudson Gas & Electric Corporation entered into a weather derivative contract to hedge the effect on earnings due to significant variations in cooling degree days for the cooling season from June 2002 through August 2002. The estimated unrealized gain for the month of June 2002 was not material to its results of operations.

NOTE 5 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

Rescission of Previous FASB Statements - SFAS 145

      On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement updates, clarifies and simplifies existing accounting pronouncements related to extinguishments of debt, provisions of the Motor Carrier Act of 1980 and lease transactions.

      It is expected that the rescission of Statements 4, 44 and 64 and the amendment to Statement 13 will have no material impact on CH Energy Group, Inc.'s or Central Hudson Gas & Electric Corporation's financial condition, results of operations or cash flows.

Accounting for Costs Associated with Exit or Disposal Activities - SFAS 146

      On July 30, 2002, FASB issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities.

      Previous accounting guidance was provided by the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3.

      Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      It is expected that the new accounting standard will have no significant impact on CH Energy Group, Inc.'s and Central Hudson Gas & Electric Corporation's results of operations at implementation.

FASB Exposure Drafts

      On May 1, 2002, FASB issued an Exposure Draft, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Exposure Draft would amend SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to clarify the definition of a derivative in paragraph 6(b) of SFAS 133 and for various decisions made as part of the Derivatives Implementation Group process. This proposed Amendment would be effective as of the first day of the first fiscal quarter beginning after November 15, 2002, which for calendar year companies is January 1, 2003. The comment period for this Exposure Draft concluded on July 1, 2002.

      On May 22, 2002, FASB issued an Exposure Draft, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No.5, 57 and 107. The exposure draft intends to clarify and expand on existing disclosure requirements for guarantees, including loan guarantees. It would also require that at the time a company issues a guarantee, it must recognize a liability for the fair value or market value of its obligations under the guarantee. The comment period for this Exposure Draft concluded on June 21, 2002.

      On June 28, 2002, FASB issued an Exposure Draft, Consolidation of Certain Special-Purpose Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. The exposure draft intends to address consolidation by business enterprises of special-purpose entities ("SPEs") to which the usual condition for consolidation described in ARB No. 51, Consolidated Financial Statements, does not apply because SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. The comment period for this Exposure Draft concludes on August 30, 2002.

      CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation will continue to monitor these exposure drafts but can make no prediction at this time as to the ultimate form of the proposed accounting and reporting changes, assuming these Amendments are adopted, or as to their ultimate effect(s) on the financial condition, results of operations and cash flows of CH Energy Group, Inc. or Central Hudson Gas & Electric Corporation.

Goodwill and Other Intangible Assets - SFAS 142

      Reference is made to the subcaption "Business Combinations and Intangible Assets - Accounting for Goodwill" under the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Corporations' 10-K Report.

      SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized to earnings, but instead be periodically reviewed for impairment. The amortization of goodwill related to all acquisitions made by Central Hudson Energy Services, Inc. ceased upon adoption of SFAS 142 by CH Energy Group, Inc. on January 1, 2002, which favorably impacted CH Energy Group, Inc.'s results of operations by $393,000 for the three months ended June 30, 2002, and by $799,000 for the six months ended June 30, 2002. SFAS 142 does not currently affect Central Hudson Gas & Electric Corporation.

      Included in intangible assets are separate identifiable intangible assets, such as customer lists and covenants not to compete. In accordance with SFAS 142, intangible assets with finite useful lives continue to be amortized over their useful lives. The useful life assumed for customer lists is 15 years, and the useful life for covenants not to compete is based on the expiration date of the covenant. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Substantially all of Central Hudson Energy Services, Inc.'s intangible assets are the result of business combinations. Upon implementation of SFAS 142, Central Hudson Energy Services, Inc. tested the goodwill remaining on the balance sheet for impairment by measuring future expected cash flows using historical profit margins of the companies acquired by Central Hudson Energy Services, Inc. and confirmed that there is no impairment.

      The components of amortizable intangible assets of CH Energy Group, Inc. are summarized as follows (thousands of dollars):

                                         June 30, 2002                            December 31, 2001
                                         -------------                            -----------------
                                                       Accumulated                                 Accumulated
                             Gross Carrying Amount     Amortization     Gross Carrying Amount      Amortization
                             ---------------------     ------------     ---------------------      ------------
Customer Lists                      $35,656               $4,527               $35,656                $3,248

Covenants Not to Compete            $ 1,379               $  414               $ 1,379                $  328
Total Amortizable
Intangibles                         $37,035               $4,941               $37,035                $3,576

      Amortization expense was $1,365,000 and $2,534,000 for the six months ended June 30, 2002 and 2001, respectively. Amortization expense was $682,000 and $1,279,000 for the three months ended June 30, 2002 and June 30, 2001, respectively. The estimated amortization expense for each of the next five years, assuming no new acquisitions, is as follows:

                          2002             $2,698,886
                          2003             $2,682,243
                          2004             $2,490,203
                          2005             $2,422,229
                          2006             $2,417,481

      The carrying amount for goodwill, not subject to amortization effective January 1, 2002, was $46.1 million as of June 30, 2002. During the six months ended June 30, 2002, the unregulated business segment recognized an impairment loss of goodwill of $76,000 associated with the assets purchased from an energy services company specializing in energy efficiency projects and the loss is included in Other Expense. The causes of the loss were negative cash flows and staffing reductions relating to the assets acquired.

      Proforma earnings of CH Energy Group, Inc. as a result of the changes associated with SFAS 142 were as follows:

                                                   For the 3 Months          For the 6 Months
                                                      Ended 6/30                Ended 6/30
                                                    -------------              -------------
                                                2002           2001           2002           2001
                                            ----------     ----------     ----------     ----------
                                                          (Thousands of Dollars)
Net Income:
    Reported net income                     $    5,098     $    3,224     $   24,540     $   21,534
    Add back goodwill amortization                  --            393             --            799
                                            ----------     ----------     ----------     ----------
    Adjusted net income                     $    5,098     $    3,617     $   24,540     $   22,333

Earnings per share (basic and diluted):
    Reported net income                     $      .31     $      .20     $     1.50     $     1.32
    Add back goodwill amortization                  --            .02             --            .05
                                            ----------     ----------     ----------     ----------
    Adjusted net income                     $      .31     $      .22     $     1.50     $     1.37

Long-Lived Assets - SFAS 144

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. Whether reported in continuing or in discontinued operations, an impairment loss is the amount by which the carrying amount of the long-lived assets exceeds its fair value. SFAS 144 also contains specific accounting and financial reporting criteria for the disposal of a long-lived asset either by sale or other than by sale. SFAS 144 is effective for CH Energy Group, Inc.'s 2002 fiscal year.

      Both CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have reviewed their assets under these impairment standards and presently have no impaired assets.

Property, Plant and Equipment

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      In the 10-K Report it was stated that the FASB exposure draft regarding Property, Plant and Equipment was to be effective for annual and interim financial statements for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. However, the American Institute of Certified Public Accountants is not anticipated to release the final pronouncement until the fourth quarter of 2002. At that time, a revised effective date will be disclosed.

NOTE 6 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 9 - "Stock-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Report and to the description of CH Energy Group, Inc.'s Long-Term Performance-Based Incentive Plan ("Plan") referred to therein.

      6,380 performance shares were granted, in aggregate, to executives covered under the Plan on January 1, 2000 and 7,570 performance shares were granted, in aggregate, to executives covered under the Plan on January 1, 2001. The ultimate number of shares awarded will be based on the performance of CH Energy Group, Inc.'s common stock over the three years following the date of grant, but shall not exceed 150% of the number of shares granted.

      A summary of the status of Options awarded to executive officers and Non-Employee Directors of CH Energy Group, Inc. and its subsidiaries under the Plan as of June 30, 2002 is as follows:

                                                Weighted        Weighted
                                                Average          Average
                                                Exercise        Remaining
                                 Shares          Price      Contractual Life
Outstanding at 1/1/02            89,400         $ 39.95            --
               Granted               --              --            --
               Exercised             --              --            --
               Forfeited           (800)          44.06            --
                                -------         -------       -------
Outstanding at 6/30/02           88,600         $ 39.92          8.15 years
                                =======         =======       =======

NOTE 7 - COMMITMENTS AND CONTINGENCIES

      CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation face a number of contingencies which arise during the normal course of business and which have been discussed in Note 10 - "Commitments and Contingencies" to the Consolidated Financial Statements included in the Corporations' 10-K Report. Except for that which is disclosed in Part II of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and all documents previously filed with the Securities and Exchange Commission ("SEC") in 2002, there have been no material changes in the subject matters discussed in said Note 10.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

      The growth of CH Energy Group, Inc.'s retained earnings in the first six months of 2002 contributed to the increase in the per share book value of its common stock from $30.33 at December 31, 2001, to $30.78 at June 30, 2002, and the issuance of Central Hudson Gas & Electric Corporation's Medium-Term Notes (described below) contributed to the decrease in the common equity ratio from 62.9% at December 31, 2001, to 59.8% at June 30, 2002.

      On July 25, 2002, the Board of Directors of CH Energy Group, Inc. authorized a Common Stock Repurchase Program ("Program") to repurchase up to four million shares, or approximately 25 percent of its outstanding common stock over the five years beginning August 1, 2002. The Board of Directors has targeted 800,000 shares for repurchase in the first year of the Program, but has authorized repurchase of up to 1.2 million shares during the first year. CH Energy Group, Inc. intends to set repurchase targets each year based on circumstances then prevailing. CH Energy Group, Inc. reserves the right to modify, suspend or terminate the Program at any time without notice.

      CH Energy Group, Inc. intends to invest approximately $100 million of its corporate cash reserves in marketable securities and/or liquid mutual funds pending use of the cash reserves to make capital expenditures, fund acquisitions, or to repurchase its common stock. The cash reserves may be placed in vehicles that include, but are not limited to: common stock of utility companies, investment grade preferred stock, fixed income securities such as U.S. Treasury and Agency bonds, mortgages, corporate bonds, asset-backed securities, real estate limited partnerships, master limited partnerships, mutual funds, and leases.

      CH Energy Group, Inc. expects that the total after-tax return on investment realized through this investment plan will exceed that available through money market instruments, but no assurances can be given. The investment plan may also increase volatility of net income due to gains and losses realized upon the sale of the investments. Quarterly "mark to market" ("MTM") accounting will record the change in the market value of the investments on the Consolidated Statement of Comprehensive Income. When the investments are sold, the gain or loss will be recorded on the Income Statement.

      The right to issue up to $100 million of Central Hudson Gas & Electric Corporation's Medium-Term Notes over a three-year period has been authorized by the New York State Public Service Commission ("PSC"). On March 28, 2002, $33 million of five-year Notes at 5.87%, Series D, and $36 million of ten-year Notes at 6.64%, Series D, were issued.

      In May 2002, Central Hudson Gas & Electric Corporation repurchased $17.5 million of its 6.20% cumulative preferred stock and $5.0 million of its 6.80% cumulative preferred stock in order to recalibrate its capital structure as a result of Central Hudson Gas & Electric Corporation's reducing its asset base by divesting interests in certain generating facilities.

      Central Hudson Gas & Electric Corporation has $1.5 million of committed short-term credit facilities available and has also entered into a $75 million revolving credit agreement with several commercial banks. Authorization from the PSC limits the short-term borrowing amount Central Hudson Gas & Electric Corporation may have outstanding at any time to $77 million in the aggregate. As of June 30, 2002, there was no outstanding balance.

      Central Hudson Energy Services, Inc. has a $12.5 million line of credit with a commercial bank and, as of June 30, 2002, there was no outstanding balance.

      At June 30, 2002, CH Energy Group, Inc. had no short-term debt outstanding. Cash and cash equivalents for CH Energy Group, Inc., including investments in short-term securities, were $264.8 million at the end of June 2002.

      At June 30, 2002, Central Hudson Gas & Electric Corporation had no short-term debt outstanding. Cash and cash equivalents, including investments in short-term securities, were $115.8 million at the end of June 2002.

EARNINGS PER SHARE

      Three Months Ended June 30, 2002

      Earnings per share of CH Energy Group, Inc. common stock were $.31 for the second quarter of 2002, as compared to $.20 for the second quarter of 2001, an increase of 55%. Earnings per share of common stock were $1.50 for the six months ended June 30, 2002, as compared to $1.32 for the first six months of 2001, an increase of 14%.

      Earnings per share for the second quarter of 2002 included $.21 from discontinued operations, specifically, the net gain realized from the May 31, 2002 sale of Central Hudson Energy Services, Inc.'s stock ownership in CH Resources, Inc. which included operating losses of the discontinued operations previously deferred in accordance with applicable accounting principles. The net gain was partially offset by operating losses incurred by Central Hudson Energy Services, Inc.'s fuel distribution subsidiaries, SCASCO, Inc. and Griffith Energy Services, Inc., which typically incur losses during the non-heating season.

      Earnings per share from CH Energy Group, Inc. also increased for the three months ended June 30, 2002, due to the amortization of previously deferred shareholder benefits under a prior regulatory agreement relating to the sale of Central Hudson Gas & Electric Corporation's interests in certain fossil generation plants, and also due to a reduction in other operating costs, primarily a reduction in labor costs resulting from efficiency gains and increased labor resources devoted to capital improvements. Also enhancing earnings was the net effect of various other items, including a reduction in income taxes and increased property taxes.

      Partially offsetting these increases was a decrease in net interest income largely due to lower cash balances and lower interest rates. The reduction in interest income was partially offset by reductions in interest charges and preferred stock dividends. The decrease in interest charges resulted from the redemption and repurchase of a number of long-term debt obligations of Central Hudson Gas & Electric Corporation from May through September of 2001. Preferred stock dividends decreased due to the partial repurchase by Central Hudson Gas & Electric Corporation of two issues of its cumulative preferred stock in May 2002. Proceeds from the sale of Central Hudson Gas & Electric Corporation's interests in certain fossil generation plants and its interest in the Unit No. 2 of the Nine Mile Point Nuclear Generating Station ("Nine Mile 2 Plant") were used to fund the redemptions and repurchases. For a discussion on such sales see
Note 2, "Regulatory Matters," under the caption "Sales of Principal Generating Facilities," in the Corporations' 10-K Report.

      Also reducing earnings was a decrease in Central Hudson Gas & Electric Corporation's gas net operating revenues (net of the cost of gas and revenue taxes) due to a reduction in own territory firm sales. The reduction largely reflects a reduction in heating sales to residential and commercial customers due to warmer weather, largely in April 2002 (heating billing degree-days for the second quarter were 6% lower than those of the same period in 2001). Earnings were also down due to a decrease in Central Hudson Gas & Electric Corporation's electric net operating revenues (net of the cost of fuel, purchased electricity and revenue taxes), primarily due to the elimination of rate moderation credits effective July 1, 2001 (the effective date of the current PSC rate order). This change was partially offset by an increase in net revenues from sales. Central Hudson Gas & Electric Corporation also deferred revenues in accordance with its PSC-approved excess earnings provision (as described in the Corporations' 10-K Report in Note 2, "Regulatory Matters," under the caption, "Rate Proceedings Electric and Gas"); however, this decrease was offset by a reduction in operations expenses for its interest in the Nine Mile 2 Plant, sold in November 2001.

      Six Months Ended June 30, 2002

      CH Energy Group, Inc.'s earnings per share for the first six months of 2002, as compared to the same period in 2001, increased $.18. The enhancement in earnings largely reflects the net result from discontinued operations of CH Resources, Inc., which was sold on May 31, 2002; the recording of income for the receipt of stock related to the demutualization of certain insurance companies; an increase in electric net operating revenues primarily due to a smaller revenue deferral under Central Hudson Gas & Electric Corporation's excess earnings provision and a reduction in Central Hudson Gas & Electric Corporation's operating expenses, primarily labor costs. The increase in earnings was partially offset by a reduction in gas net operating revenues due to lower sales resulting from warmer weather, a reduction in interest income due primarily to lower cash balances and lower interest rates and a reduction in earnings from Central Hudson Energy Services, Inc. also reflecting lower sales by its fuel distribution subsidiaries due to the warmer weather.

      Reference is made to the caption "Earnings" of Part II, Item 7 of the Corporations' 10-K Report for a discussion of CH Energy Group, Inc.'s projection of earnings for calendar year 2002 as stated in the Corporations' 10-Q Report for the period ended March 31, 2002. Based on the impact of the warm weather and loss of interest income resulting from the prepayment of the five-year promissory note by Constellation, Inc., arising out of the sale of Central Hudson Gas & Electric Corporation's interest in the Nine Mile 2 Plant (see caption "Proceeds from Sales of Principal Generating Facilities" of Part II,
Item 7 of the Corporations' 10-K Report), CH Energy Group, Inc. continues to expect its 2002 earnings per share will be in the range of $2.50 - $2.65 per share versus its original projection of $2.70 - $2.85 per share.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for CH Energy Group, Inc. and its subsidiaries (regulated and unregulated), comparing the six-month period ended June 30, 2002 to the six-month period ended June 30, 2001. The operating results of the regulated subsidiary reflect Central Hudson Gas & Electric Corporation's electric and gas sales and revenues, and the operating results of the unregulated subsidiary reflect Central Hudson Energy Services, Inc.'s operations.

OPERATING REVENUES

      CH Energy Group, Inc.'s operating revenues decreased $13.5 million (8%) for the second quarter of 2002, and decreased $58.9 million (14%) for the first six months as compared to the comparable periods of 2001. Details of these revenue changes by electric, gas and unregulated subsidiaries are as follows:

                                              2002/2001 INCREASE (DECREASE)
                                            THREE MONTHS ENDED JUNE 30, 2002
                               Electric            Gas          Unregulated      Total
                               --------         --------         --------      ---------
                                                   (Thousands of Dollars)
Customer Sales(a) ........     $(11,691)        $ (6,632)(b)     $ (6,932)     $ (25,255)
Sales to Other Utilities .        1,762            1,543               --          3,305
Fuel & Gas Cost Adjustment        3,974            4,746               --          8,720
Deferred Revenues ........           99(c)          (413)              --           (314)
Miscellaneous ............          101              (59)              --             42
                               --------         --------         --------      ---------
     Total ...............     $ (5,755)        $   (815)        $ (6,932)     $ (13,502)
                               ========         ========         ========      =========

                                                2002/2001 INCREASE (DECREASE)
                                               SIX MONTHS ENDED JUNE 30, 2002
                               Electric            Gas          Unregulated      Total
                               --------         --------         --------      ---------
                                                   (Thousands of Dollars)
Customer Sales(a) ........     $(63,194)        $(24,907)(b)     $(26,783)     $(114,884)
Sales to Other Utilities .       (5,565)           2,295               --         (3,270)
Fuel & Gas Cost Adjustment       32,684           11,969               --         44,653
Deferred Revenues ........       16,436(c)        (1,756)              --         14,680
Miscellaneous ............          116             (167)              --            (51)
                               --------         --------         --------      ---------
     Total ...............     $(19,523)        $(12,566)        $(26,783)     $ (58,872)
                               ========         ========         ========      =========

(a)   Includes delivery of electricity and gas supplied by others.

(b)   Both firm and interruptible revenues.

(c) Includes the deferral and restoration of revenues related to Central Hudson Gas & Electric Corporation's Customer Benefit Fund (described under the caption "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings Electric and Gas" in Note 2 to the Consolidated Financial Statements included in the Corporations' 10-K Report) and earnings in excess of the rate of return allowance in accordance with the provisions of Central Hudson Gas & Electric Corporation's current rate order (described in said Note 2) and its prior Settlement Agreement.

      Central Hudson Gas & Electric Corporation's electric and gas operating revenues in the second quarter decreased $6.6 million (5%), from $129.6 million in the second quarter of 2001 to $123.0 million in the second quarter of 2002. Electric revenues decreased $5.8 million (6%) and gas revenues decreased $815,000 (3%). The reduction in total electric revenues was due primarily to a change in rates, effective November 1, 2001, from Central Hudson Gas & Electric Corporation's most recent rate order and the deferral of revenues under Central Hudson Gas & Electric Corporation's excess earnings provisions as described in the Corporations' 10-K Report, in Note 2 - "Regulatory Matters," under the caption "Rate Proceedings Electric and Gas." The decrease in electric revenues was partially offset by an increase in revenues from sales, an increase in electric supply cost adjustment revenues and an increase in sales for resale revenues. The reduction in gas revenues was due largely to a decrease in sales from warmer weather, partially offset by an increase in sales for resale revenues.

      In the first half of the year 2002, as compared to the first half of 2001, Central Hudson Gas & Electric Corporation's electric and gas operating revenues decreased $32.1 million (11%). Electric revenues decreased $19.5 million and gas revenues decreased $12.6 million. The reduction in electric revenues was due primarily to the change in rates resulting from the sale in 2001 of Central Hudson Gas & Electric Corporation's interests in its fossil and nuclear generating plants, a decrease in sales for resale revenues, and a reduction in sales to residential and commercial customers due to milder weather. The reduction in Central Hudson Gas & Electric Corporation's gas revenues was due largely to decreased sales to residential, commercial and industrial customers, also resulting from warmer weather.

      Central Hudson Energy Services, Inc.'s second quarter revenues decreased $6.9 million (19%), from $36.8 million in 2001 to $29.9 million in 2002. The reduction in revenues primarily reflects the impact ($7.2 million) related to discontinued operations for Central Hudson Energy Services, Inc.'s electric generating facilities owned by CH Resources, Inc., which sale was concluded on May 31, 2002. In accordance with current accounting principles, revenues and expenses have been eliminated from the results of continuing operations since December 2001. The cumulative net loss and the gain on that sale are reported separately from the results of continuing operations in the consolidated income statement.

      During the first six months of 2002, as compared with the first six months of 2001, Central Hudson Energy Services, Inc.'s revenues decreased $26.8 million (24%), from $110.5 million in 2001 to $83.7 million in 2002. The reduction is primarily attributable to the discontinued operations of CH Resources, Inc., and also a decrease in sales by the fuel distribution subsidiaries due to warmer weather.

SALES

      Central Hudson Gas & Electric Corporation's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

      Total kilowatthour sales of electricity within Central Hudson Gas & Electric Corporation's service territory increased 2% and firm sales of natural gas (MCF) decreased 5% in the second quarter of 2002 as compared to the second quarter of 2001. For the six months ended June 30, 2002, as compared to the same period last year, sales of electricity within Central Hudson Gas & Electric Corporation's service territory decreased 1% and firm sales of natural gas decreased 14%. Changes in Central Hudson Gas & Electric Corporation's electric deliveries from last year by major customer classifications are set forth below.

                                   INCREASE (DECREASE) FROM 2001
                        3 MOS ENDED JUNE 30            6 MOS ENDED JUNE 30
                      Electric            Gas        Electric             Gas
Residential.........      1%               (8)%         (4)%              (15)%
Commercial..........      1                (3)          (1)               (13)
Industrial..........      2               (19)          --                (18)
Interruptible.......      N/A              88          N/A                 72

      Central Hudson Gas & Electric Corporation's billing heating degree days were 6% lower for the three months and 16% lower for the six months ended June 30, 2002, when compared to the respective periods in 2001. Central Hudson Gas & Electric Corporation's electric sales to residential and commercial customers both increased 1% for the three months ended June 30, 2002 as compared to the comparable period in 2001. These sales, however, decreased 4% and 1%, respectively, for the six months ended June 30, 2002, due to the warmer weather as compared to the comparable period in 2001.

      Central Hudson Gas & Electric Corporation's natural gas residential and commercial sales, largely space heating sales, decreased 8% and 3%, respectively, for the three months ended June 30, 2002, and decreased 15% and 13%, respectively, for the six months ended June 30, 2002, and industrial sales decreased by 19% and 18%, respectively, for these three and six month periods, all as compared to the corresponding periods in 2001. The reduction in sales was due primarily to the milder weather experienced in 2002. Central Hudson Gas & Electric Corporation's interruptible gas sales increased 88% and 72%, respectively, for the three and six month periods ended June 30, 2002, as compared with the same periods ended June 30, 2001. The increase for the three-month period ended June 30, 2002, was primarily due to an increase in the volume transported for a large industrial customer and the increase for the six months ended June 30, 2002, was mainly due to increased usage by commercial and industrial customers choosing to burn natural gas for economic reasons.

      Central Hudson Energy Services, Inc.'s sales by its fuel distribution subsidiaries, SCASCO and Griffith, also vary seasonally in response to weather conditions. The warmer weather also depressed sales by the fuel distribution companies for the six months ended June 30, 2002 as compared to the same period in 2001.

OPERATING EXPENSES

      CH Energy Group, Inc.'s total operating expenses for the second quarter of 2002 decreased $12.0 million (7%) from the comparable period in 2001. Total operating expenses decreased $51.1 million (14%) from the first six months of 2001.

      For the second quarter of 2002, Central Hudson Gas & Electric Corporation's total operating expenses decreased $4.3 million (4.0%) from $120.9 million in 2001 to $116.6 million in 2002. This decrease in expense primarily reflected the elimination of operational costs for Central Hudson Gas & Electric Corporation's interest in the Nine Mile 2 Plant, due to its sale. The decrease in expense also included a reduction in labor costs due to increased labor resources devoted to capital improvements. Partially offsetting the reduction was an increase of $4.0 million in purchased electricity costs due to increased sales and an increase of $1.7 million in purchased natural gas costs largely relating to gas costs reconciled under Central Hudson Gas & Electric Corporation's Gas Supply Charge mechanism.

      For the first six months of 2002, Central Hudson Gas & Electric Corporation's total operating expenses decreased $25.8 million (10%), from $270.4 million in 2001 to $244.6 in 2002. The decrease in expense primarily reflected the effect of the sale of Central Hudson Gas & Electric Corporation's interests in certain fossil generation plants and its interest in the Nine Mile 2 Plant. The decrease in expenses also reflected a reduction in purchased natural gas costs and labor costs charged to operations. The cost of natural gas was down due to lower prices and a decrease in gas sales due to the warmer weather, while labor costs were reduced due to efficiency gains and increased labor resources devoted to capital improvements. Largely offsetting the reduction was a $20.5 million increase in the cost of purchased electricity, which was partially offset by a reduction of $13.4 million for fuel used in electric generation. The shift in costs reflected the change from own generation to market supply generation to satisfy load requirements due to the sale of Central Hudson Gas & Electric Corporation's interests in certain of its generating plants. Although electric sales were down because of milder weather, the net cost of purchased electricity and fuel used in electric generation increased because the cost of purchased electricity also includes the fixed and variable production costs of the generating plants supplying the power.

      For the second quarter of 2002, operating expenses for Central Hudson Energy Services, Inc. decreased $7.7 million, from $39.5 million in 2001 to $31.8 million in 2002, primarily related to the sale of CH Resources, Inc. Central Hudson Energy Services, Inc.'s most significant costs are the cost of its petroleum products and natural gas at its oil distribution companies. These costs remained relatively flat.

      For the six months ended June 30, 2002, as compared to the same period from 2001, operating expenses for Central Hudson Energy Services, Inc. decreased $25.3 million, from $107.2 million in 2001 to $81.9 million in 2002. Energy supply costs, of which the cost of petroleum is the most significant cost, decreased $21.1 million due largely to the sale of CH Resources, Inc. and the lower sales resulting from the warmer weather. Depreciation and amortization expense decreased $1.6 million primarily related to a change in accounting rules regarding goodwill. Other expenses of operation, including income taxes, decreased $2.6 million also due largely to the sale of CH Resources, Inc.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Report, for a discussion of CH Energy Group, Inc.'s dividend payments. On June 28, 2002, the Board of Directors of CH Energy Group, Inc. declared a quarterly dividend of $.54 per share, payable August 1, 2002, to shareholders of record as of July 10, 2002.

OTHER MATTERS

EXECUTIVE OFFICERS

      Reference is made to the caption "Executive Officers, Part I, Item 1, Business, of the Corporations' 10-K Report.

      Allan R. Page, President of Central Hudson Energy Services, retired on August 1, 2002, after 32 years with CH Energy Group, Inc. and its principal subsidiaries, Central Hudson Gas & Electric Corporation and Central Hudson Energy Services, Inc.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended and within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "anticipated," "believe," "projects," "intends," "estimates," "expect," "plans" and similar expressions. Registrants caution readers that forward-looking statements, including without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in Registrants' reports filed with the SEC. All forward-looking statements are intended to be subject to the safe harbor protections provided by such Section 21E. A number of important factors affecting Registrants' business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include, but are not limited to, weather; energy supply and demand; fuel prices, interest rates, potential future acquisitions, developments in the legislative, regulatory and competitive environment and market risks; electric and gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs and the success of strategies to satisfy power requirements now that Central Hudson Gas & Electric Corporation's electric generation has been sold; future market prices for energy, capacity and ancillary services; the outcome of pending litigation; and certain environmental matters, particularly industrial waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to Part II, Item 7A of Corporations' 10-K Report for a discussion of market risk. There is no material change in that discussion of market risks and the practices employed by CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation to mitigate these risks. See Note 3 - "Accounting for Derivative Instruments and Hedging Activities - SFAS 133" for related discussion on this activity.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Asbestos Litigation. For a discussion of lawsuits against Central Hudson Gas & Electric Corporation involving asbestos, see Note 10 - "Commitments and Contingencies," under the caption "Asbestos Litigation," in Part II, Item 8 of the Corporations' 10-K Report.

      As of July 31, 2002, a total of 2,957 cases involving asbestos have been brought against Central Hudson Gas & Electric Corporation of the type described under the caption, of which 1,396 remain pending. Of the 1,561 cases no longer pending against Central Hudson Gas & Electric Corporation, 1,424 have been dismissed or discontinued, and Central Hudson Gas & Electric Corporation has settled 137 cases. CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation are presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, they cannot determine the ultimate liability relating to these cases. Based on information known to CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation at this time, including Central Hudson Gas & Electric Corporation's experience in settling and in obtaining dismissals of asbestos cases, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation believe that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on CH Energy Group, Inc.'s and/or its subsidiaries' financial position or results of operations.

Item 5. Other Information

      Environmental Matters - For a discussion of Central Hudson Gas & Electric Corporation's environmental remediation, see Note 10 - "Commitments and Contingencies," to the Consolidated Financial Statements under the caption, "Former Manufactured Gas Plant Facilities," of the Corporations' 10-K Report.

      As discussed in the above-referenced Note 10 in the Corporations' 10-K Report, the New York State Department of Environmental Conservation ("NYS DEC") had approved a conceptual remedial plan prepared by Central Hudson Gas & Electric Corporation that addressed soil contamination at its Laurel Street site. The NYS DEC has not approved the final agreement. In June 2002, Central Hudson Gas & Electric Corporation recorded a $2.5 million liability for remediation at the Laurel Street site and deferred the expense. Central Hudson Gas & Electric Corporation's petition to defer the incremental costs of the investigation and remediation of this site is still under review by the PSC.

      Business Relationship - Central Hudson Gas & Electric Corporation has a certain contractual and tariff-based business relationship with Dynegy, Inc. and its affiliated companies. This relationship includes a transition power agreement, certain facility rental and service arrangements and indemnification for certain environmental and litigation exposures. Recently, Dynegy, Inc.'s financial condition has deteriorated and if such deterioration were to continue, this business relationship could be affected. However, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation can make no prediction at this time as to the impact of further deterioration of Dynegy, Inc.'s financial position.

      Griffith - Reference is made to the above-referenced Note 10 in the Corporations' 10-K Report and to the caption thereunder "CH Services:" for a discussion of the possibility of a post-closing adjustment relating to the November 2000 acquisition by Central Hudson Enterprises Corporation from NEES Energy, Inc. ("NEES") of the assets and business of Griffith Consumer Company, Inc. ("Griffith"). On August 8, 2002, CH Energy Group, Inc. received an Earnings Dispute Notice (the "Notice") from NEES concerning the earnout provisions in the related Asset Purchase Agreement, dated August 30, 2000. The Notice states that NEES disputes the earnings information provided to it regarding Griffith's earnings in 2001 and contends that costs were unreasonably incurred and/or improperly allocated to Griffith, thus reducing the amount of earnings on which NEES contends it is entitled to receive an earnout payment under the provisions of the Asset Purchase Agreement. The Notice requests additional information and suggests that discussions concerning the Notice be deferred until NEES has received more information regarding the operating results of Griffith for 2001. CH Energy Group, Inc. is presently unable to estimate the scope of the discussions NEES wishes to have concerning Griffith's earnings for 2001, or to predict the outcome of the discussions.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

    Exhibit No.
   Regulation S-K
      Item 601
   Designation                        Exhibit Description
   -----------                        -------------------
   12       --    Statement Showing Computation of the Ratio of Earnings to
                  Fixed Charges and the Ratio of Earnings to Combined Fixed
                  Charges and Preferred Stock Dividends.

      (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, CH Energy Group, Inc. filed the following Current Reports on Form 8-K:

            (i) A Report, dated June 11, 2002, which reports the sale, on May 31, 2002, of CH Resources, Inc., Inc., by Central Hudson Energy Services, Inc. to WPS Power Development Inc., a Wisconsin corporation, for $58 million.

            (ii) A Report, dated June 13, 2002, which reports the retirement of Mr. Allan Page as President of Central Hudson Energy Services, Inc. and as Executive Vice President of CH Energy Group, Inc., effective August 1, 2002.

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


                              CH ENERGY GROUP, INC.
                                  (Registrant)

                By:          /s/ Donna S. Doyle
                   ------------------------------------------
                                 Donna S. Doyle
                   Vice President - Accounting and Controller


                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                 (Co-Registrant)

                By:          /s/ Donna S. Doyle
                   ------------------------------------------
                                 Donna S. Doyle
                   Vice President - Accounting and Controller

                                 CERTIFICATIONS

I, Paul J. Ganci, Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report on Form 10-Q of the Companies for the period ending June 30, 2002 (the "Periodic Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Companies.


                              CH ENERGY GROUP, INC.
                                  (Registrant)

                 By:           /s/ Paul J. Ganci
                    -----------------------------------------
                                  Paul J. Ganci
                      Chairman of the Board, President and
                             Chief Executive Officer


                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                 (Co-Registrant)

                 By:           /s/ Paul J. Ganci
                    -----------------------------------------
                                  Paul J. Ganci
                            Chairman of the Board and
                             Chief Executive Officer

I, Steven V. Lant, Chief Operating Officer and Chief Financial Officer of CH Energy Group, Inc. and Chief Financial Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report on Form 10-Q of the Companies for the period ending June 30, 2002 (the "Periodic Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Companies.


                              CH ENERGY GROUP, INC.
                                  (Registrant)

                 By:         /s/ Steven V. Lant
                    -----------------------------------------
                                 Steven V. Lant
                           Chief Operating Officer and
                             Chief Financial Officer


                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                 (Co-Registrant)

                 By:         /s/ Steven V. Lant
                    -----------------------------------------
                                 Steven V. Lant
                             Chief Financial Officer

Dated:  August 12, 2002

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:

     Exhibit No.
    Regulation S-K
       Item 601
    Designation                     Exhibit Description
    -----------                     -------------------
   12     --      Statement Showing Computation of the Ratio of Earnings to
                  Fixed Charges and the Ratio of Earnings to Combined Fixed
                  Charges and Preferred Stock Dividends.