Form 10-K
period 2002-12-31
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2003-02-19
CIK 1061393, 18647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                                 ---------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended .................................... December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------

Commission    Registrant, State of Incorporation            IRS Employer
File Number   Address and Telephone Number                  Identification No.
-----------   ----------------------------                  ------------------

0-30512       CH Energy Group, Inc.                         14-1804460
              (Incorporated in New York)
              284 South Avenue
              Poughkeepsie, New York 12601-4879
              (845) 452-2000

1-3268        Central Hudson Gas & Electric Corporation     14-0555980
              (Incorporated in New York)
              284 South Avenue
              Poughkeepsie, New York 12601-4879
              (845) 452-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
   Title of each class                                     on which registered
   -------------------                                  ------------------------

CH Energy Group, Inc.
Common Stock, $0.10 par value                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                  Title of each class
                  -------------------

Central Hudson Gas & Electric Corporation Cumulative Preferred Stock

                  4 1/2% Series
                  4.75% Series

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                        Yes |X|  No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether Energy Group is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        Yes |X|  No |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of CH Energy Group, Inc. ("Energy Group") as of January 31, 2003 was $685,268,640 based upon the lowest price at which Energy Group's Common Stock was traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of Energy Group as of June 28, 2002, the last business day of Energy Group's most recently completed second fiscal quarter, was $805,832,785 computed by reference to the price at which Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of Central Hudson Gas & Electric Corporation ("Central Hudson") as of February 1, 2003, was zero.

      Indicate by check mark whether Central Hudson is an accelerated filer (as defined in Rule 12b-2 of the Act).

                       Yes |_|  No |X|

      The number of shares outstanding of Energy Group's Common Stock, as of February 1, 2003 was 15,996,000.

      The number of shares outstanding of Central Hudson's Common Stock, as of February 1, 2003 was 16,862,087. All such shares are owned by Energy Group.

      CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)
(1) (A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Energy Group's definitive Proxy Statement, dated March 3, 2003, and to be used in connection with its Annual Meeting of Shareholders to be held on April 1, 2003, is incorporated by reference in Part III hereof. Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction (I) (2) (c) of the Annual Report on this Form 10-K.

                        TABLE OF CONTENTS
                                                                  Page
                                                                  ----
                                     PART I
ITEM 1      BUSINESS                                                 2

ITEM 2      PROPERTIES                                              11

ITEM 3      LEGAL PROCEEDINGS                                       15

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                 15

                                     PART II

ITEM 5      MARKET FOR ENERGY GROUP'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS                         15

ITEM 6      SELECTED FINANCIAL DATA OF ENERGY GROUP AND
            ITS SUBSIDIARIES                                        16

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS           20

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK                                             37

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             40

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                 112

                                    PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF ENERGY GROUP       112

ITEM 11     EXECUTIVE COMPENSATION                                 113

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS         113

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         113

ITEM 14     CONTROLS AND PROCEDURES                                114

                                     PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
            REPORTS ON FORM 8-K                                    114

SIGNATURES                                                     116-118

CERTIFICATIONS                                                 119-124


                                       (i)

                                     PART I
FILING FORMAT

      This Annual Report on Form 10-K for the fiscal year ended December 31, 2002 ("10-K Annual Report") is a combined report being filed by two different registrants: CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"). Except where the content clearly indicates otherwise, any references in this 10-K Annual Report to Energy Group include all subsidiaries of Energy Group, including Central Hudson. Energy Group's subsidiaries are each directly or indirectly wholly owned by Energy Group. Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to Energy Group and its subsidiaries other than Central Hudson. When this 10-K Annual Report is incorporated by reference into any filing with the Securities and Exchange Commission ("SEC") made by Central Hudson, the portions of this 10-K Annual Report that relate to Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

FORWARD-LOOKING STATEMENTS

      Statements included in this 10-K Annual Report and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans," and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to: weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs; the success of strategies to satisfy electricity requirements now that Central Hudson's major electric generation assets have been sold; future market prices for energy, capacity, and ancillary services; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

ITEM 1 - BUSINESS

CORPORATE STRUCTURE

      On December 15, 1999, Energy Group became the holding company parent corporation of Central Hudson and Central Hudson Energy Services, Inc. ("CH Services") (the "Holding Company Restructuring").

      For further information regarding the Holding Company Restructuring and the Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended ("Agreement"), among Central Hudson, the Staff of the Public Service Commission of the State of New York ("PSC"), and certain others which, among other things, permitted the Holding Company Restructuring, see the captions "Competitive Opportunities Proceeding Settlement Agreement" and "Rate Proceedings - Electric and Natural Gas" in Note 2 to the Financial Statements contained in Item 8 of this 10-K Annual Report (each Note being hereinafter called a "Note"). Surviving provisions of the Agreement discussed herein may affect future operations of Energy Group and its subsidiaries.

      On November 22, 2002, the Board of Directors of Energy Group approved a reorganization of its competitive business subsidiaries, effective December 31, 2002. The purpose of the reorganization was to streamline administration and improve managerial effectiveness. The reorganization is not expected to have any material effect on the financial condition of Energy Group. Until December 31, 2002, CH Services was a subsidiary of Energy Group and the parent corporation for each of Energy Group's competitive business subsidiaries: Central Hudson Enterprises Corporation ("CHEC"); SCASCO, Inc. ("SCASCO"); Prime Industrial Energy Services, Inc. ("Prime Industrial"); Griffith Energy Services, Inc. ("Griffith Energy"); and Greene Point Development Corporation ("Greene Point"). Another subsidiary of CH Services, CH Resources, Inc. ("CH Resources") and its subsidiary companies, CH Syracuse Properties, Inc. and CH Niagara Properties, Inc., were sold in May 2002. For further information on the CH Resources sale, see the caption "Discontinued Operations" in Note 1.

      On December 31, 2002, CH Services was merged into Energy Group; Greene Point and Prime Industrial were merged into CHEC; and CHEC replaced CH Services as the parent of the remaining competitive business subsidiaries. Griffith Energy and SCASCO continue to operate as direct subsidiaries of CHEC. CHEC, Griffith Energy, and SCASCO are collectively referred to herein as the "competitive business subsidiaries." Energy Group's other subsidiary company, Central Hudson, wholly owns Phoenix Development Company, Inc.

      Central Hudson's preferred stock and debt remain securities of Central Hudson.

      Because of its ownership of Central Hudson, Energy Group is a "public utility holding company" under the Public Utility Holding Company Act of 1935 ("PUHCA"). However, Energy Group is exempt from the provisions of PUHCA under the intrastate exemption provisions of ss.3(a)(1) of PUHCA except that, under ss.9(a)(2) of PUHCA, the approval of the SEC is required for a direct or indirect acquisition by a public utility holding company of five percent (5%) or more of the voting securities of any electric or natural gas utility company subject to PUHCA.

      For a discussion of Energy Group's and its subsidiaries' financing program, capital structure, and short-term debt, see Item 7 of this 10-K Annual Report under the subcaptions

"Capital Structure," "Financing Program of Energy Group and Its Subsidiaries" and "Short-Term Debt" under the caption "Capital Resources and Liquidity." For a discussion of short-term borrowing, capitalization, and long-term debt, see Notes 5, 6, and 7, respectively. For information concerning revenues, certain expenses, earnings per share, and information regarding assets for Central Hudson's electric and natural gas segments, and the competitive business subsidiaries' segments, see Note 12.

SUBSIDIARIES OF ENERGY GROUP

CENTRAL HUDSON

      Central Hudson is a New York natural gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas in New York State. Central Hudson also generates a small portion of its electricity requirements.

      Central Hudson has, with minor exceptions, valid, non-exclusive franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from the Hudson River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 662,700. Electric service is available throughout the territory and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston, New York and in certain outlying and intervening territories.

      Central Hudson's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

      The competitive marketplace continues to develop for electric and natural gas utilities, and Central Hudson electric and natural gas customers are given the opportunity to purchase energy and related services from other sources.

      The number of Central Hudson employees at December 31, 2002, was 870.

      Sales of Principal Generating Facilities

      For information with respect to the sales of Central Hudson's interests in the Danskammer Point Steam Electric Generating Station ("Danskammer Plant"), the Roseton Electric Generating Plant ("Roseton Plant"), and Unit No. 2 of the Nine Mile Point Nuclear Generating Station ("Nine Mile 2 Plant") during 2001, see the caption "Sales of Principal Generating Facilities" in Note 2. The Danskammer Plant, the Roseton Plant, and the Nine Mile 2 Plant are collectively referred to herein as the "principal generating facilities."

      Regulation

      Central Hudson is subject to regulation by the PSC regarding, among other things, service rendered (including the rates charged), major transmission facility siting, accounting procedures, and issuance of securities. For certain restrictions on Central Hudson's activities imposed by the Agreement, see Note 2 under the caption "Competitive Opportunities Proceeding Settlement Agreement."

      Certain activities of Central Hudson, including accounting and the acquisition and disposition of property, are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Federal Power Act.

      Central Hudson is not subject to the provisions of the Natural Gas Act.

      With the exception of the Groveville Hydroelectric Facility in Beacon, New York, Central Hudson's hydroelectric facilities are not required to be licensed under the Federal Power Act. The Groveville Hydroelectric Facility is subject to an Emergency Action Plan mandated by FERC.

      Rates

      Generally: The electric and natural gas rates collected by Central Hudson applicable to service supplied to retail customers within New York State are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce by Central Hudson are regulated by the FERC. In Central Hudson's most recent rate proceeding, rates for delivery and supply were unbundled to facilitate competition.

      Central Hudson's present retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers. During 2002, the average price of electricity for full service customers was 7.89 cents per kilowatt-hour ("kWh") as compared to an average of
7.71 cents per kWh for 2001.

      Rate Proceedings - Electric and Natural Gas: For information regarding Central Hudson's most recent electric and natural gas proceedings filed with the PSC, see Note 2 under the caption "Rate Proceedings - Electric and Natural Gas."

      Cost Adjustment Clauses: For information regarding Central Hudson's electric and natural gas cost adjustment clauses, see Note 1 under the caption "Rates, Revenues and Cost Adjustment Clauses."

      Construction Program and Financing

      For estimates of 2003 construction expenditures, internal funds available, and optional redemption of long-term securities of Central Hudson, see the subcaption "Construction Program - Central Hudson" in Item 7 of this 10-K Annual Report under the caption "Capital Resources and Liquidity."

      Central Hudson's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, preferred stock or unsecured short-term debt.

      Central Hudson's $75 million credit facility includes limitations on the amounts of additional funded indebtedness which Central Hudson may issue. Central Hudson believes these limitations will not impair its ability to issue any or all of the debt described under the subcaption "Financing Program of Energy Group and Its Subsidiaries" in Item 7 of this 10-K Annual Report under the caption "Capital Resources and Liquidity."

      Purchased Power and Generation Costs

      For the 12-month period ended December 31, 2002, the sources and related costs of purchased electricity and generation for Central Hudson were as follows:

                                                    Aggregate
      Sources of                                  Percentage of    Costs in 2002
      Generation                               Energy Requirements     ($000)
      ----------                               -------------------     ------

      Purchased Electricity                           98.0%           $246,522
      Hydroelectric & Other                            2.0%                757
                                                     -----
                                                     100.0%
                                                     =====

      Deferred Electricity Cost                                          5,508
                                                                      --------
               Total                                                  $252,787
                                                                      ========


      Other Central Hudson Matters:

      Labor Relations: Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers ("IBEW") for its 580 unionized employees, representing construction and maintenance employees, customer representatives, service workers and clerical employees (excluding persons in managerial, professional or supervisory positions). This agreement became effective on July 1, 1998, and remains effective through April 30, 2003. It provides for an average annual general wage increase of 3.0% and certain additional fringe benefits.

      Subsidiary of Central Hudson - Phoenix Development Company, Inc.: Phoenix Development Company, Inc. ("Phoenix"), a New York corporation, is a wholly owned subsidiary of Central Hudson. Phoenix was established in June 1950 to hold or lease real property for future use by Central Hudson and to participate in energy-related ventures. Currently, Phoenix's assets are not significant.

COMPETITIVE BUSINESS SUBSIDIARIES

      As of December 31, 2002, the effective date of the restructuring described under the caption "Corporate Structure" of this Item 1, CHEC became the holding company parent of the competitive business subsidiaries.

CHEC and its Subsidiaries

      Central Hudson Enterprises Corporation: CHEC, a New York corporation, is a wholly owned subsidiary of Energy Group. CHEC has been engaged in the business of marketing electricity, natural gas, petroleum products and related services to retail and wholesale customers; conducting energy audits; providing services including, but not limited to, the design, financing, installation and maintenance of energy conservation measures and generation systems for private businesses, institutions and government entities; and has participated in cogeneration, small hydroelectric, alternate fuel, and energy production projects and services in Connecticut, New Jersey, New Hampshire, and New York.

      Griffith Energy Services, Inc.: Griffith Energy, a New York corporation, is a wholly owned subsidiary of CHEC. Griffith Energy is an energy services company engaged in the distribution of heating oil, gasoline, diesel fuel, kerosene, propane, and the installation and maintenance of heating, ventilating, and air conditioning ("HVAC") equipment in Virginia, West Virginia, Maryland, Delaware, and Pennsylvania, and in Washington, D.C. In January 2003, Griffith acquired certain assets of Cook's Fuel & Energy Services, Inc. and Manassas Ice and Fuel Company, both fuel distribution companies. During 2002, Griffith Energy acquired certain assets of Charles G. Turner, Jr. Oil Company, Inc. and Farmer's Oil, Inc., both heating oil distribution companies. During 2001, Griffith Energy acquired certain assets of Community Oil Company, Inc., Consumers Fuel Company, Inc., R. S. Leitch Company, McMahan Oil Company, Walker Oil Company, each a fuel distribution company, and certain assets of one propane distribution company, Staats Gas, Inc.

      SCASCO, Inc.: SCASCO, a Connecticut corporation, is a wholly owned subsidiary of CHEC. SCASCO is an energy services company engaged in the distribution of heating oil, gasoline, diesel fuel, kerosene, propane and natural gas and the installation and maintenance of electrical services and HVAC equipment in the states of Connecticut, Massachusetts, and New York.

      Prime Industrial Energy Services, Inc.: Prime Industrial was a subsidiary of CH Services and was a New York corporation engaged in project construction and providing services for electric generators and HVAC equipment installed on customers' property. Prime Industrial's assets were sold in October 2002, and Prime Industrial was merged into CHEC on December 31, 2002.

      CH Resources, Inc.: On May 31, 2002, CH Services sold all of its stock ownership interest in CH Resources and its subsidiaries, CH Syracuse Properties, Inc. and CH Niagara Properties, Inc., to WPS Power Development, Inc. ("WPS"), a Wisconsin corporation. For more information regarding this sale, see Note 1.

      Greene Point Development Corporation: Greene Point, a New York corporation and a wholly owned subsidiary of CH Services engaged in the development and evaluation of business opportunities for CH Services' competitive business subsidiaries, was merged into CHEC on December 31, 2002.

Environmental Quality Regulation

      Central Hudson and certain of the competitive business subsidiaries are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, noise, hazardous wastes, toxic substances, protection of vegetation and wildlife, and limitations on land use. Environmental matters may expose both Central Hudson and the competitive business subsidiaries to potential liability that, in certain instances, may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred. Central Hudson and the competitive business subsidiaries monitor their activities in order to determine the impact of their activities on the environment and to comply with applicable environmental laws and regulations.

      The principal environmental areas to which Central Hudson and certain of the competitive business subsidiaries are subject are generally as follows:

      Air: Central Hudson's South Cairo and Coxsackie combustion turbines are subject to the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"), which address attainment and maintenance of national air quality standards, including control of particulate emissions from fossil fueled electric generating plants and emissions that affect "acid rain" and ozone. Each of the facilities complied with the Clean Air Act Amendments during 2002. See Note 11 under the caption "Environmental Matters" regarding the investigation by the U.
S. Environmental Protection Agency ("EPA") into the compliance of generating plants formerly owned by Central Hudson.

      Water: Central Hudson and certain of the competitive business subsidiaries are required to comply with applicable federal and state laws and regulations governing the discharge of pollutants into waterways and ground water.

      The discharge of any pollutants into waters of the United States is prohibited except in compliance with a permit issued by the EPA under the National Pollutant Discharge Elimination System ("NPDES") established under the Clean Water Act. Likewise, under the New York Environmental Conservation Law, pollutants cannot be discharged into state waters without a State Pollutant Discharge Elimination System ("SPDES") permit issued by the New York State Department of Environmental Conservation ("NYS DEC"). Issuance of a SPDES permit satisfies the NPDES permit requirement.

      Central Hudson has SPDES permits for its Eltings Corners maintenance and warehouse facility and for its Rifton Recreation and Training Center, both in New York. No other SPDES permits were required for Central Hudson's operations. Griffith Energy has SPDES permits for its Frederick Bulk Plant, its Westminster Bulk Plant, its S. L. Bare Bulk Plant, its R. S. Leitch Bulk Plant, and its Cheverly, Maryland office. Griffith Energy also has storm water discharge permits for its Charlestown, West Virginia bulk storage plant and its Martinsburg, West Virginia bulk storage plant. SCASCO does not require SPDES permits for its operations, but has applied for a SPDES permit for its Willow Street bulk storage yard in Winsted, Connecticut, currently under construction.

      See Note 11 under the caption "Environmental Matters" regarding Central Hudson's application to the NYS DEC for a SPDES permit for its Neversink Hydroelectric Station.

      Toxic Substances and Hazardous Wastes: Central Hudson and certain of the competitive business subsidiaries are subject to federal and state laws and regulations relating to the use, handling, storage, treatment, transportation and disposal of industrial, hazardous, and toxic wastes. See Note 11 under the caption "Environmental Matters" regarding, among other things, former manufactured gas plants, the Orange County Landfill, and Consolidated Iron Works.

      Other: Central Hudson expenditures attributable, in whole or in substantial part, to environmental considerations totaled $4.5 million in 2002, of which approximately $2.3 million was capitalized and $2.2 million was charged to expense. It is estimated that these expenditures will total approximately $4.5 million in 2003.

      Expenditures attributable, in whole or in substantial part, to environmental considerations for the competitive business subsidiaries totaled $0.7 million in 2002, all of which was applied to capital projects. It is estimated that these expenditures will total approximately $0.5 million in 2003.

      Regarding environmental matters, none of the Energy Group, Central Hudson or the competitive business subsidiaries are involved as defendants in any material litigation, administrative proceeding or investigation and, to the best of their knowledge, no such matters are threatened against any of them except as described in Note 11 under the subcaption "Environmental Matters."

AVAILABLE INFORMATION

      Energy Group files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Central Hudson files annual, quarterly and special reports and other information with the SEC. The public may read and copy any documents each company files at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the Securities and Exchange Commission's Internet website at http://www.sec.gov.

      Energy Group makes available free of charge on or through its Internet website at http://www.chenergygroup.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Executive Officers

      All executive officers of Energy Group are elected or appointed annually by its Board of Directors. There are no family relationships among any of the executive officers of Energy Group or its subsidiaries. The names of the current executive officers of Energy Group, their positions held and business experience during the past five years and ages (at December 31, 2002) are as follows:

                                Age at
     Executive                 12/31/02          Current and Prior Positions                                Date Commenced
------------------------------------------------------------------------------------------------------------------------------------
Executive Officers of Energy Group
Paul J. Ganci(1)                  64      Chairman of the Board, President, and Chief
                                            Executive Officer (c)                                           April 2002
                                          Chairman of the Board and Chief Executive Officer(a) (b) (c)      November 2000
                                          Director, Chairman of the Board, President and Chief
                                            Executive Officer (a) (b) (c)                                   November 1999
                                          Chairman of the Board and Chief Executive Officer(a)              April 1999
                                          President and Chief Executive Officer(a)                          August 1998
                                          President and Chief Operating Officer(a)                          December 1997
                                          Director (a)                                                      December 1997

Steven V. Lant (1)                45      Director, Chief Operating Officer (c)                             February 2002
                                            and Chief Financial Officer (a) (b) (c)                         June 2001
                                          Director (a) (b)                                                  December 1999
                                          Chief Financial Officer and Treasurer (a) (b)                     November 1999
                                          Chief Financial Officer, Treasurer and Corporate Secretary (a)    November 1998
                                          Treasurer and Assistant Corporate Secretary (a)                   December 1997

Carl E. Meyer (2)                 55      Director (a)                                                      December 1999
                                          Executive Vice President (c)                                      November 1999
                                          President and Chief Operating Officer (a)                         April 1999
                                          Executive Vice President (a)                                      April 1998
                                          Senior Vice President-Customer Services (a)                       December 1997

                                Age at
     Executive                 12/31/02          Current and Prior Positions                                Date Commenced
------------------------------------------------------------------------------------------------------------------------------------
Executive Officers of Energy Group (Cont'd)
Arthur R. Upright(2)              59      Director(a)                                                       December 1999
                                          Director(b)                                                       November 1999
                                          Senior Vice President(a) (c)                                      November 1999
                                          Senior Vice President - Regulatory Affairs, Financial
                                            Planning & Accounting(a)                                        November 1998
                                          Assistant Vice President - Cost & Rate/Financial Planning(a)      December 1997

Joseph J. DeVirgilio, Jr.(1)      51      Executive Vice President(d)                                       January 2003
                                          Senior Vice President(a) (b) (c)                                  October 2002
                                          Senior Vice President(a)                                          November 1998
                                          Vice President(a)                                                 December 1997

Donna S. Doyle(2)                 54      Director(b)                                                       June 2002
                                          Vice President - Accounting and Controller(a) (c)                 November 1999
                                          Controller(a)                                                     December 1997

Denise D. VanBuren(2)             41      Vice President - Corporate Communications and Community
                                            Relations(a) (c)                                                November 2000
                                          Assistant Vice President - Corporate Communications(a)            November 1999
                                          Manager - Corporate Communications(a)                             October 1998
                                          October 1998 Director - Media Relations(a)                        December 1997

Gladys L. Cooper(1)(3)            51      Corporate Secretary(a) (c)                                        January 2003
                                          Corporate Secretary (a) (b) (c)                                   July 2000
                                          Corporate Secretary and Assistant Vice President -
                                            Governmental Relations(a) (b)                                   November 1999
                                          Assistant Vice President - Governmental Relations(a)              December 1997

                                Age at
     Executive                 12/31/02          Current and Prior Positions                                Date Commenced
------------------------------------------------------------------------------------------------------------------------------------
Executive Officers of Energy Group (Cont'd)
Diane Seitz(1)                    46      Treasurer(a) (b) (c)                                              March 2002
                                          Vice President - Energy Resources(d)                              December 1997

(1)   Executive is an officer of Energy Group, Central Hudson and CHEC.

(2)   Executive is an officer of Energy Group and Central Hudson.

(3) Lincoln E. Bleveans, 35, became Secretary and Assistant Treasurer of Energy Group and certain of its subsidiaries in January 2003. Previously, from September 2000, Mr. Bleveans was Vice President of Greene Point. From February 2000 to September 2000, he was Senior Director - Structured Investments at Dynegy Marketing & Trade, Inc. Prior to that, Mr. Bleveans was Managing Director - Development for Illinova Generating Company.

(a)   For Central Hudson

(b)   For CH Services

(c)   For Energy Group

(d)   For CHEC

ITEM 2 - PROPERTIES

Energy Group has no significant properties other than those of Central Hudson and the competitive business subsidiaries.

CENTRAL HUDSON

      Electric: Central Hudson owns electric generating facilities (described in the table below), and substations having an aggregate transformer capacity of
4.2 million kilovolt amps. Central Hudson's transmission system consists of 586 pole miles of line and the distribution system consists of 7,515 pole miles of overhead lines and 1,028 trench miles of underground lines.

      The aggregate net capability of Central Hudson's electric generating plants as of December 31, 2002, the net output of each plant for the year ended December 31, 2002, and the year each plant was placed in service or rehabilitated are as set forth below:

                                                           MW*              2002 Unit
Electric                            Year Placed       Net Capability       Net Output
Generating                          In Service/    (2002)  (2001-2002)    Megawatthour
Plant               Type of Fuel   Rehabilitated   Summer    Winter          ("MWh")
-----               ------------   -------------   ------    ------          -------
Neversink**         Water             1953          20.8      20.1           31,537
Hydro Station

Dashville           Water             1920           4.9       5.2           13,900
Hydro Station

Sturgeon Pool       Water             1924          15.7      15.5           42,510
Hydro Station

High Falls          Water             1986           3.0       3.0            6,036
Hydro Station

Coxsackie Gas       Kerosene or       1969          17.5      24.0            6,547
Turbine ("GT")      Natural Gas

So. Cairo GT        Kerosene          1970          16.2      21.7            3,326

Groveville
Hydro Station       Water             2000           0.8       0.8              529
                                                    ----      ----          -------
                                 Total              78.9      90.3          104,385
                                                    ====      ====          =======

* Reflects maximum one-hour net capability of Central Hudson's ownership of generation resources and therefore does not include firm purchases or sales.

** Central Hudson's ownership interest in the Neversink Hydro Station ("Neversink") is governed by an agreement between Central Hudson and the New York City Board of Water Supply ("NYC BWS") dated April 21, 1948. This agreement provides for the transfer of Central Hudson's ownership interest in Neversink to the NYC BWS on December 31, 2003.

      Central Hudson had a contract with the Power Authority of the State of New York, which entitled Central Hudson to 49 MW net capability from the Blenheim-Gilboa Pumped Storage Hydroelectric Plant through June 30, 2002.

      Load and Capacity: Central Hudson's maximum one-hour demand within its own territory for the year ended December 31, 2002, occurred on July 29, 2002, and amounted to 1,126 megawatts ("MW"). Central Hudson's maximum one-hour demand within its own territory for that part of the 2002-2003 winter capability period through January 31, 2003 occurred on January 23, 2003 and amounted to 905 MW.

      As a result of the sales in 2001 of Central Hudson's interests in its principal generating facilities, Central Hudson no longer owns sufficient capacity to serve the peak demands of its full-service transmission and distribution customers and relies on purchased capacity from third-party providers to meet these demands. To partially supply its full service customers, Central Hudson entered into a transition power agreement with an affiliate of Dynegy Power Corporation, Inc. ("Dynegy") for a period from January 30, 2001 to and including October 31, 2003 for the purchase of capacity and energy from that affiliate. Central Hudson has exercised its option to extend this contract to and including October 31, 2004. At December 31, 2002 this contract is "financially firm" in that the Dynegy affiliate is required to supply electricity under the terms of the contract regardless of the operational status of its Danskammer Plant and its Roseton Plant, both sold by Central Hudson to Dynegy in 2001. For more information, see Note 2.

      Central Hudson has also entered into an agreement with Constellation, Inc. ("Constellation") to purchase capacity and energy from the Nine Mile Point 2 Plant for a ten-year period. The agreement is "unit contingent" in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Central Hudson sold its interest in the Nine Mile 2 Plant to Constellation in 2001.

      In the case of both contracts, capacity and energy will be purchased at defined prices that escalate over the lives of the respective contracts.

      On November 12, 2002 Central Hudson has entered into agreements with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase electricity (but not capacity) on a unit contingent basis at defined prices for a period from January 1, 2005, to and including December 31, 2007.

      The following table compares required capacity with currently existing resources of Central Hudson by summer and winter capability periods for 2003 and 2004. Central Hudson intends to eliminate any capacity shortfalls through additional purchases.

                            Forecasted      UCAP
                               Peak -      Reqmts.  Available       Excess of
                               Total      for Peak    UCAP          UCAP Over
                              Delivery      Loads   Capacity         NYS ISO
                 Capability  Rqts. (MW)     (MW)      (MW)            Rqts.
                   Period       (1)        (2)(3)    (4)(5)    (MW)(3)   Percent(3)
                   ------       ---        ------    ------    --------------------
2003               Summer      1,095      1,044      1,015       (29)       (3%)
2003-4             Winter        915      1,044        880      (164)      (16%)


(1) Total delivery requirements include requirements for both full service (delivery and energy) and retail access (delivery only) customers.

(2) Unforced capacity ("UCAP") is generation capacity adjusted for forced outages. Summer period UCAP requirements carry over to the following winter period.

(3)   Based on full service requirements.

(4) Owned capacity of 100 MW plus firm contract capacity of 97 MW as of January 31, 2003 for the summer 2003 period.

(5) Owned capacity of 107 MW plus firm contract capacity of 110 MW as of January 31, 2003 for the winter 2003-2004 period.

      Natural Gas: Central Hudson's natural gas system consists of 161 miles of transmission pipelines and 1,041 miles of distribution pipelines.

      For the year ended December 31, 2002, the total amount of natural gas purchased by Central Hudson from all sources was 11,208,360 thousand cubic feet ("Mcf.").

      Central Hudson also owns two propane-air mixing facilities for emergency and peak shaving purposes, one located in Poughkeepsie and the other in Newburgh, New York. Each facility is capable of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility output for up to three consecutive days.

      The peak daily demand for natural gas by Central Hudson's customers for the year ended December 31, 2002 and for that part of the 2002-2003 heating season through January 31, 2003 occurred on January 27, 2003 and amounted to 111,776 Mcf. Central Hudson's firm peak day natural gas capability in 2002 was 124,491 Mcf.

      Other Central Hudson Matters: Central Hudson's generating plants and important property units are generally held by it in fee simple, except certain rights-of-way and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights. Certain of the Central Hudson properties are subject to rights-of-way and easements that do not interfere with Central Hudson's operations. In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed, and the remaining interest is owned by telephone companies. In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contractual arrangements.

      All of the physical properties of Central Hudson, other than property such as material and supplies and Central Hudson franchises, are from time to time subject to liens for current taxes and assessments which Central Hudson pays regularly as and when due.

      During the three-year period ended December 31, 2002, Central Hudson made gross property additions of $194 million and property retirements and adjustments of $820.7 million, resulting in a net decrease (including Construction Work in Progress) in utility plant of $626.7 million, or 39.2%. This reduction is due to the sale of Central Hudson's interests in its principal generating facilities.

CHEC

      For a description of the material properties owned by the competitive business subsidiaries, see Item 1 of this 10-K Annual Report under the caption "Subsidiaries of Energy Group" and the caption "Acquisitions" in Note 1.

ITEM 3 - LEGAL PROCEEDINGS

      For a discussion of certain legal proceedings and certain administrative matters involving Central Hudson and the competitive business subsidiaries, see
Note 11, which discussion is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5 - MARKET FOR ENERGY GROUP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      For information regarding the market for Energy Group's Common Stock and related stockholder matters, see Item 7 of this 10-K Annual Report under the captions "Capital Resources and Liquidity - Financing Program of Energy Group and Its Subsidiaries" and "Common Stock Dividends and Price Ranges" and Note 6.

      Under applicable statutes and their respective Certificates of Incorporation, Energy Group may pay dividends on shares of its Common Stock and Central Hudson may pay dividends on its Common Stock and its Preferred Stock, in each case only out of surplus.

ITEM 6 - SELECTED FINANCIAL DATA OF ENERGY GROUP AND ITS SUBSIDIARIES

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA,* (ENERGY GROUP)
(In Thousands)

                                                               2002           2001          2000           1999**           1998**
                                                               ----           ----          ----           ----             ----
Operating Revenues
  Electric............................................  $   427,978    $   428,346   $   531,732      $   427,729      $   418,427
  Natural Gas .......................................       105,343        110,296       105,353           93,099           83,899
  Competitive business subsidiaries .................       162,189        189,298       111,027           45,157            9,097
                                                        -----------    -----------   -----------      -----------      -----------
       Total..........................................      695,510        727,940       748,112          565,985          511,423
                                                        -----------    -----------   -----------      -----------      -----------
Operating Expenses
  Operations ........................................       563,036        573,178       526,816          354,940          301,496
  Depreciation and amortization .....................        31,230         35,637        51,453           48,246           45,796
  Taxes other than income tax.........................       38,270         50,402        54,151           64,510           63,591
  Federal and State income tax ......................        21,613         21,043        37,229           27,772           30,108
                                                        -----------    -----------   -----------      -----------      -----------
      Total .........................................       654,149        680,260       669,649          495,468          440,991
                                                        -----------    -----------   -----------      -----------      -----------
Operating Income ....................................        41,361         47,680        78,463           70,517           70,432
                                                        -----------    -----------   -----------      -----------      -----------
Other Income
  Allowance for equity funds used during construction           591            429            --               --               58
  Federal and State income tax ......................          (681)        24,381          (986)            (371)           1,149
  Other - net.........................................       21,958         11,100        10,626           12,051            8,360
                                                        -----------    -----------   -----------      -----------      -----------
      Total...........................................       21,868         35,910         9,640           11,680           10,094
                                                        -----------    -----------   -----------      -----------      -----------
Income before Interest Charges ......................        63,229         83,590        88,103           82,197           80,526
Interest Charges ....................................        24,615         29,525        33,900           30,394           27,982
Net Gain on Discontinued Operations..................         4,828             --            --               --               --
Preferred Stock Dividends of Central Hudson .........         2,161          3,230         3,230            3,230            3,230
                                                        -----------    -----------   -----------      -----------      -----------

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA,* (ENERGY GROUP CONT'D) (In Thousands)

                                                               2002           2001          2000           1999**           1998**
                                                               ----           ----          ----           ----             ----
Net Income...........................................   $    41,281    $    50,835   $    50,973      $    48,573      $    49,314
Dividends Declared on Common Stock ..................        35,095         35,342        35,945           36,422           36,567
                                                        -----------    -----------   -----------      -----------      -----------
Amount Retained in the Business.......................        6,186         15,493        15,028           12,151           12,747
Common Stock Retirement...............................           --             --            --          (12,642)              --
Retained Earnings - beginning of year ...............       163,317        147,824       132,796          133,287          120,540
                                                        -----------    -----------   -----------      -----------      -----------
Retained Earnings - end of year.......................  $   169,503    $   163,317   $   147,824      $   132,796      $   133,287
                                                        ===========    ===========   ===========      ===========      ===========

Common Stock
  Average shares outstanding (000's)..................       16,302         16,362        16,716           16,862           17,034
  Earnings per share on average shares
    outstanding (basic and diluted) .................         $2.53          $3.11         $3.05            $2.90            $2.90
  Dividends declared per share ......................         $2.16          $2.16         $2.16            $2.16           $2.155
  Book value per share (at year-end)..................       $30.31         $30.33        $29.38           $28.80           $28.00

Total Assets ........................................   $ 1,210,107    $ 1,189,798   $ 1,530,973      $ 1,335,899      $ 1,316,038
Long-term Debt........................................      269,877        216,124       320,370          335,451          356,918
Cumulative Preferred Stock ..........................        33,530         56,030        56,030           56,030           56,030
Common Equity .......................................       486,915        496,309       480,742          484,406          472,180

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this 10-K Annual Report.

** Holding company was formed December 1999; years 1999 and 1998 were restated to reflect fully consolidated results for comparative purposes.

                    SELECTED FINANCIAL DATA OF CENTRAL HUDSON

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (In Thousands)

                                                      2002           2001           2000           1999           1998
                                                      ----           ----           ----           ----           ----
Operating Revenues
  Electric .................................   $   427,978    $   428,346    $   531,732    $   427,729    $   418,427
  Natural Gas ..............................       105,343        110,296        105,353         93,099         83,899
                                               -----------    -----------    -----------    -----------    -----------
     Total .................................       533,321        538,642        637,085        520,828        502,326
                                               -----------    -----------    -----------    -----------    -----------
Operating Expenses
  Operations ...............................       406,705        394,581        423,545        311,165        292,233
  Depreciation and amortization ............        25,350         26,813         47,914         46,913         45,560
  Taxes, other than income tax .............        38,396         50,170         53,993         63,986         63,458
  Federal and State income tax .............        21,056         17,743         36,374         27,852         29,775
                                               -----------    -----------    -----------    -----------    -----------

     Total .................................       491,507        489,307        561,826        449,916        431,026
                                               -----------    -----------    -----------    -----------    -----------

Operating Income ...........................        41,814         49,335         75,259         70,912         71,300
                                               -----------    -----------    -----------    -----------    -----------

Other Income
  Allowance for equity funds
   used during construction ................           591            429             --             --            585
  Federal and State income tax .............          (634)        25,380           (776)          (292)         1,148
  Other - net ..............................        15,481         (2,458)         8,960         10,875          6,865
                                               -----------    -----------    -----------    -----------    -----------
     Total .................................        15,438         23,351          8,184         10,583          8,598
                                               -----------    -----------    -----------    -----------    -----------

Income before Interest Charges .............        57,252         72,686         83,443         81,495         79,898
Interest Charges ...........................        24,728         28,508         30,848         29,614         27,354
                                               -----------    -----------    -----------    -----------    -----------

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA,* (CENTRAL HUDSON CONT'D)
(In Thousands)

                                                      2002           2001           2000           1999           1998
                                                      ----           ----           ----           ----           ----
Net Income .................................   $    32,524    $    44,178    $    52,595    $    51,881    $    52,544

Dividends Declared on Cumulative Pref. Stock         2,161          3,230          3,230          3,230          3,230
                                               -----------    -----------    -----------    -----------    -----------

Income Available for Common Stock ..........        30,363         40,948         49,365         48,651         49,314
Dividend Declared on Common Stock ..........            --             --             --         27,317         36,567
Dividends Declared to Parent-Energy Group ..        30,000        145,642         27,600          7,000             --
                                               -----------    -----------    -----------    -----------    -----------
Amount Retained in the Business ............           363       (104,694)        21,765         14,334         12,747
Reverse Equity Transfer ....................            --             --         26,000             --             --
Common Stock Retirement ....................            --             --             --        (12,642)            --
Transfer of Competitive Business
  Subsidiaries to Energy Group .............            --             --         (2,500)       (65,698)            --
Transfer of Property to Energy Group .......            --            (75)            --             --             --
Retained Earnings - beginning of year ......         9,777        114,546         69,281        133,287        120,540
                                               -----------    -----------    -----------    -----------    -----------
Retained Earnings - end of year ............   $    10,140    $     9,777    $   114,546    $    69,281    $   133,287
                                               ===========    ===========    ===========    ===========    ===========

Total Assets ...............................   $   945,966    $   915,859    $ 1,332,298    $ 1,259,390    $ 1,316,038
Long-term Debt .............................       269,877        215,874        320,370        335,451        356,918
Cumulative Preferred Stock .................        33,530         56,030         56,030         56,030         56,030
Common Equity ..............................       264,143        263,277        466,230        420,891        472,180

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this 10-K Annual Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of Energy Group and its subsidiaries over the past three years. The Consolidated Financial Statements and the Notes thereto contain additional data. For the twelve months ended December 31, 2002, 62% of Energy Group's operating revenues were derived from Central Hudson's electric service, 15% from Central Hudson's natural gas service, and 23% from the competitive business subsidiaries.

COMPETITION/DEREGULATION

Holding Company Restructuring

      Energy Group is the holding company parent corporation of Central Hudson and CHEC, as described under the caption "Subsidiaries of Energy Group" in Item 1 of this 10-K Annual Report. Energy Group's operations are conducted through Central Hudson, CHEC, and the other competitive business subsidiaries. Energy Group's common stock trades on the New York Stock Exchange under the symbol "CHG."

      The holding company structure was instituted to permit quick response to changes in the evolving competitive energy industry. The structure permits the use of financing techniques that are better suited to the particular requirements, characteristics, and risks of competitive operations without affecting the capital structure or creditworthiness of Energy Group's regulated subsidiary, Central Hudson. This increases Energy Group's financial flexibility by allowing it to establish different capital structures for each of its individual lines of business.

Refocusing of CHEC's Business Plan

      The purpose of the reorganization of the competitive business subsidiaries effected on December 31, 2002 and described herein was to streamline administration and improve managerial effectiveness. The reorganization is not expected to have any material effect on the financial condition of Energy Group.

      During 2002, Energy Group's competitive electric generation subsidiary, CH Resources, Inc., was divested and certain other activities of the competitive business subsidiaries were streamlined or sold. During 2003, CHEC will continue to evaluate the long-term viability of certain of its business activities; namely, cogeneration partnerships, energy efficiency projects, and its limited partnership interest in Nth Power Technologies Fund II, L.P., a venture capital fund which invests in technology companies in the energy sector. Energy Group is unable to predict the outcome of this evaluation. Going forward, CHEC's primary focus will be on fuel distribution and related services. In 2003, CHEC's fuel distribution subsidiaries, Griffith Energy and SCASCO, will continue to explore opportunities to expand through both internal growth and acquisitions, depending on financial performance and opportunities available.

There can be no assurance that such expansion opportunities will exist, or if consummated, that they will be profitable.

Competitive Opportunities Proceeding Settlement Agreement

      For a discussion of the Agreement approved by the PSC in its Competitive Opportunities Proceeding and a discussion of the impact of the Agreement on Energy Group's accounting policies, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2.

Sales of Principal Generating Facilities

      For information on the disposition of Central Hudson's principal generating facilities in 2001, see Note 2 under the caption "Sales of Principal Generating Facilities." For information on the divestiture of CH Resources, Inc. in 2002, see Note 1 under the caption "Discontinued Operations."

FERC Restructuring and Independent System Operator

      For information with respect to the New York State Independent System Operator ("NYS ISO"), the New York State Reliability Council ("Reliability Council"), and FERC rulings relating to electric industry restructuring, see
Note 2 under the caption "FERC Restructuring and Independent System Operator."

Rate Proceedings - Electric and Natural Gas

      For information regarding Central Hudson's most recent electric and natural gas rate filings and the Order of the PSC issued in those proceedings, see Note 2 under the caption "Rate Proceedings - Electric and Natural Gas."

CRITICAL ACCOUNTING POLICIES

      The following accounting policies have been identified that could result in material changes to the financial condition or results of operations of Energy Group and its subsidiaries under different conditions or using different assumptions.

      Accounting for Regulated Operations - Central Hudson follows generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). The application of this SFAS 71 may cause the allocation of costs to accounting periods to differ from accounting methods generally applied to non-regulated companies. See Note 2 under the caption "Regulatory Accounting Policies" for additional discussion.

      Post-Employment Benefits - Central Hudson's reported costs of providing non-contributory defined pension benefits as well as certain health care and life insurance benefits for retired employees are dependent upon numerous factors resulting from actual plan experience and assumptions of future expectations. A change in assumption regarding discount rates and expected long-term rate of return on plan assets, as well as current market conditions, could cause a significant change in the level of costs to be recorded. See Note 8 - Post-Employment Benefits for additional discussion.

      Use of Estimates - Preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles includes the use of estimates and assumptions by Management that affect financial results and actual results may differ from those estimated. See Note 1 under the caption "Use of Estimates" for additional discussion.

      Accounting for Derivatives - Energy Group and its subsidiaries use derivatives to manage their commodity and financial market risks. The accounting requirements for derivatives and hedging activities are complex and still evolving. All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value. For discussions relating to market risk and derivative instruments, see Item 7A - Quantitative and Qualitative Disclosure About Market Risk and Note 1 under the caption "Accounting for Derivative Instruments and Hedging Activities."

CAPITAL RESOURCES AND LIQUIDITY

Construction Program - Central Hudson

      As shown in the Consolidated Statement of Cash Flows, cash expenditures related to Central Hudson's construction program amounted to $65.8 million in 2002, a $5.3 million increase from the $60.5 million expended in 2001. Cash construction expenditures for 2003 are estimated to be $54.3 million, a decrease of $11.5 million as compared to 2002 expenditures.

      Central Hudson's estimates of construction expenditures and internal funds available for 2003 are set forth in the following table:

                                                                      2003
                                                                 (In Thousands)

      Construction Expenditures*
          Cash Construction Expenditures ......................    $54,300

      Less Internal Funds From Operations .....................     29,200
                                                                   -------
      Balance of Construction Requirements to be Financed .....    $25,100
                                                                   =======

    *Excluding the equity portion of the Allowance for Funds Used During Construction ("AFDC"), a noncash item.

      Estimates of construction expenditures are subject to continuous review and adjustment, and actual expenditures may vary from these estimates. These construction expenditures include capitalized overheads and the debt portion of AFDC.

      Internal funds available to fund cash requirements are less than in past years because of the reduction in depreciation that occurred due to the sales of Central Hudson's interest in its principal generating facilities.

      Central Hudson anticipates paying up to its entire earnings in 2003 as a dividend to Energy Group and may also optionally redeem $12.5 million of long-term securities.

      In 2003, Central Hudson expects to satisfy its funding requirements with available cash on hand and short-term borrowings or issuances of Medium-Term Notes. The amount of financing is not expected to exceed $31 million in aggregate.

Capital Expenditures and Acquisitions by CH Services and CHEC

      At December 31, 2002, CH Services had a credit facility that provided up to $12.5 million to be used for working capital purposes, acquisitions, and capital expenditures, and could borrow funds from Energy Group. CHEC has succeeded to such credit facility. CH Services' capital expenditures for 2002 were approximately $7.9 million, which included acquisitions of $1.5 million. CHEC's capital expenditures for 2003 are estimated to be $20 million, which includes $15 million for acquisitions, and are expected to be financed with borrowings from Energy Group. The actual amount expended for acquisitions will depend on the opportunities that develop and may be higher or lower than the amount projected.

Capital Structure

      As provided in the PSC's Order Establishing Rates (see Note 2 under the caption "Rate Proceedings - Electric and Natural Gas"), Central Hudson's common equity ratio was capped, for the purposes of the PSC's return on equity ("ROE") calculation, at 47% for the twelve months ended June 30, 2002, and at 46% and 45%, respectively, for the two subsequent twelve-month periods. It is expected that the capital structure of Central Hudson will allow it to maintain a strong investment grade rating during these periods. Central Hudson's senior debt ratings are "A2" by Moody's Investors Service and "A" by Standard and Poor's Corporation and FitchRatings.

      Year-end capital structure for Energy Group and its subsidiaries is set forth below as of the end of 2002, 2001, and 2000:

Energy Group                                      Year-end Capital Structure
------------                                      --------------------------
                                                 2002         2001         2000
                                               ------       ------       ------
Long-term debt ..........................        35.4%        30.0%        35.3%
Short-term debt .........................          --           --         15.2
Preferred stock .........................         4.2          7.1          5.2
Common equity ...........................        60.4         62.9         44.3
                                               ------       ------       ------
                                                100.0%       100.0%       100.0%
                                               ======       ======       ======

Central Hudson                                    Year-end Capital Structure
--------------                                    --------------------------
                                                 2002         2001         2000
                                               ------       ------       ------
Long-term debt ..........................        48.9%        42.5%        41.2%
Short-term debt .........................          --           --          2.7
Preferred stock .........................         5.8         10.1          6.0
Common equity ...........................        45.3         47.4         50.1
                                               ------       ------       ------
                                                100.0%       100.0%       100.0%
                                               ======       ======       ======

Competitive Business Subsidiaries                Year-end Capital Structure*
---------------------------------                ---------------------------
                                                 2002         2001         2000
                                               ------       ------       ------
Long-term debt ..........................        48.5%        50.5%        73.6%
Short-term debt .........................          --           --           --
Preferred stock .........................          --           --           --
Common equity ...........................        51.5         49.5         26.4
                                               ------       ------       ------
                                                100.0%       100.0%       100.0%
                                               ======       ======       ======

* Based on stand-alone financial statements and includes intercompany balances which are eliminated in consolidation.

Financing Program of Energy Group and Its Subsidiaries

      Effective August 1, 2002, Energy Group authorized a common stock repurchase program for the purchase of up to 25% of its then outstanding common stock over a five-year period and projected that 800,000 shares would be repurchased during the first twelve (12) months of this program. Between August 2002 and December 2002, the number of shares repurchased under the program were 297,487 at a cost of $14.4 million.

      Also during 2002, Energy Group established an Alternate Investment Program with the objective of realizing after-tax yields on its cash reserves higher than those available through money market instruments, while avoiding undue risk to principal and maintaining adequate liquidity. See Note 10 for further discussion of this program.

      Central Hudson has received authority from the PSC to issue up to $100 million of unsecured Medium-Term Notes during the three years ending June 30, 2004. During 2002, $69 million of such Notes were issued and $31 million of such Notes remain authorized but unissued.

      For more information with respect to the financing program of Energy Group, see Notes 6 and 7.

      Griffith Energy, one of the competitive business subsidiaries and a subsidiary of CHEC, funded its acquisitions in 2002 with funds received from Energy Group.

Short-Term Debt

      As more fully discussed in Note 5, Central Hudson, pursuant to authority from the PSC, entered into a $75 million revolving credit facility in October 2001 to replace its then existing $50 million revolving credit facility. In addition, Central Hudson maintains a confirmed line of credit of $1 million with a regional bank and certain uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing. Authorization from the PSC limits the amount Central Hudson may have outstanding at any time under all of its short-term borrowing arrangements to $77 million in the aggregate. This authorization expires on June 30, 2004.

      As of December 31, 2002, the competitive business subsidiaries also have a short-term line of credit totaling $12.5 million.

Parental Guarantees

      For information on parental guarantees issued by Energy Group and certain of its competitive subsidiaries, see Note 1 under the caption "Parental Guarantees."

Product Warranties

      For information on product warranties issued by certain of Energy Group's competitive subsidiaries, see Note 1 under the caption "Product Warranties."

RESULTS OF OPERATIONS

      The following discussion and analyses include explanations of significant changes in revenues and expenses between 2001 results and 2002 results and between 2000 results and 2001 results for both Energy Group and Central Hudson. Additional information relating to changes between these years is provided in the Notes.

Earnings

      Earnings per share of Energy Group's common stock are shown after provision for dividends on Central Hudson's preferred stock and are computed on the basis of the average number of common shares outstanding during the subject year. The number of shares of Energy Group common stock, the earnings per share, and the rate of return earned on average common equity are as follows:

                                               2002          2001          2000
                                               ----          ----          ----
Average shares outstanding (000's) ...       16,302        16,362        16,716
Earnings per share (basic and diluted)        $2.53         $3.11         $3.05
Return earned on common equity
 per financial statements ............          8.2%         10.4%         10.4%

      Earnings per share for 2002, basic and diluted, were $2.53 as compared to $3.11 for 2001, a decrease of $0.58 per share. The decrease in earnings resulted largely from the effect of regulatory actions taken in 2001 in conjunction with the sale of Central Hudson's interests in its principal generating facilities. These actions included the recognition of tax benefits in 2001; a reduction in rate base related to the sale of Central Hudson's interests in the principal generating facilities; and an after-tax contribution to Central Hudson's Customer Benefit Fund in 2001 (described in Note 2 under the captions "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings - Electric and Natural Gas"). The reduction in earnings also reflects a decrease in interest and investment income due to lower cash balances and rates of return; an increase in other operating expenses for Central Hudson, primarily storm restoration costs due to increased storm activity in 2002; and a decrease in Central Hudson's natural gas net operating revenues (net of the cost of natural gas and revenue taxes) resulting from lower sales due to milder weather.

      The reduction in earnings per share was partially offset by an increase in Central Hudson's electric net operating revenues (net of the cost of purchased electricity, fuel used in the generation of electricity, and revenue taxes); reductions in Central Hudson's interest charges and preferred stock dividends; and an enhancement in earnings from a non-recurring item recorded by Central Hudson. The increase in electric net operating revenues results primarily from increased sales, due in part to hotter weather during the summer months in 2002. Interest charges and preferred stock dividends were reduced due to the redemption or repurchase of various long-term debt and preferred stock issues in 2002 and 2001 using proceeds from the sale of Central Hudson's principal interests in its principal generating facilities. The non-recurring item is income that was recorded by Central Hudson for the receipt and subsequent sale of stock related to the demutualization of certain insurance companies through which Central Hudson provided employee benefits.

      Energy Group's earnings were also enhanced by an increase in earnings from CH Services, largely attributable to discontinued operations (described in Note 1 under the caption "Discontinued Operations"). A net gain was realized for the May 2002 sale of CH Resources, CH Services' wholly owned electric generation subsidiary. This gain was partially offset by one-time charges related to restructuring certain energy efficiency contracts and lower earnings from sales by its fuel distribution subsidiaries.

      Earnings increased $.06 per share in 2001 (basic and diluted) when compared to 2000 (basic and diluted). This increase resulted substantially from an increase in Central Hudson's electric net operating revenues (net of cost of purchased electricity, fuel used in the generation of electricity, and revenue taxes) due primarily to a 4% increase in own- territory sales to residential and commercial customers. This increase in sales for the year resulted from an increase in the average number of customers and warmer weather during the summer months. The number of cooling degree days in 2001 was 22% higher than 2000 and 5% above normal. The increase in Central Hudson's net operating revenues was partially offset by a reduction in profits permitted by the PSC to be retained from sales of electricity to other utilities and marketers due to the termination of this regulatory incentive in early 2001. Also contributing to the increase in earnings was an increase in Central Hudson's gas net operating revenues (net of the cost of natural gas and revenue taxes) primarily due to an increase in residential and commercial space heating sales, and an increase in the average number of customers. Earnings were also favorably impacted by Energy Group's favorable annualization effect in 2001 of the common stock repurchase program in 2000 and the recognition of gains by Energy Group related to weather derivative contracts. Central Hudson's earnings were also favorably impacted by the net effect of various items including cost of capital, income taxes, and operating expenses.

      Partially offsetting the 2001 increase in Central Hudson's earnings was the net effect on Central Hudson of regulatory actions in 2001 associated with the sales of Central Hudson's interests in its principal generating facilities. These regulatory actions included a reduction in rate base related to those generating facilities, an after-tax contribution to Central Hudson's Customer Benefit Fund (described in Note 2 under the caption "Summary of Regulatory Assets and Liabilities - Customer Benefit Fund"), recognition of tax benefits related to the sale of those generating facilities, and recognition of net income for shareholders under a prior regulatory agreement. Also offsetting the increase in earnings was a reduction in earnings from CH Services, due primarily to losses incurred by CH Resources prior to its sale, as a result of reduced margins attributable to volatile natural gas prices and lower-than-expected wholesale electricity prices. Milder weather also depressed sales of CH Services' fuel distribution subsidiaries. This reduction in CH Services' earnings was partly offset by gains recorded by CH Services related to weather derivative contracts entered into as hedges against variations in heating degree days.

Operating Revenues

      Total operating revenues of Energy Group decreased $32.4 million, or 5%, in 2002 as compared to 2001, and decreased $20.2 million, or 3%, in 2001 as compared to 2000.

      See the table below for details of the variations:

                                                            Increase or (Decrease) from Prior Year
                            -----------------------------------------------------------------------------------------------
                                              2002                                                  2001
                            -----------------------------------------------     -------------------------------------------
                            Electric          Gas        Other        Total     Electric        Gas        Other      Total
                            --------          ---        -----        -----     --------        ---        -----      -----
Operating Revenues                                                   (In Thousands)
Customer sales .........   $ (77,162)   $ (27,493)   $     --    $(104,655)   $(211,312)   $ (12,649)   $    --   $(223,961)
Sales to other utilities      (4,983)       3,855          --       (1,128)     (54,423)      (4,106)        --     (58,529)
Fuel cost adjustment ...      53,963       20,099          --       74,062      165,580       20,694         --     186,274
Deferred revenues ......      28,174       (1,395)         --       26,779       (3,399)       1,316         --      (2,083)
Miscellaneous ..........        (360)         (19)         --         (379)         168         (312)        --        (144)
                           ---------    ---------    --------    ---------    ---------    ---------    -------   ---------
    Subtotal ...........   $    (368)      (4,953)         --       (5,321)    (103,386)       4,943         --     (98,443)
                           ---------    ---------    --------    ---------    ---------    ---------    -------   ---------
Competitive business
  subsidiary sales .....          --           --     (27,109)     (27,109)          --           --     78,271      78,271
                           ---------    ---------    --------    ---------    ---------    ---------    -------   ---------
     Total .............   $    (368)   $  (4,953)   $(27,109)   $ (32,430)   $(103,386)   $   4,943    $78,271   $ (20,172)
                           =========    =========    ========    =========    =========    =========    =======   =========

Note: The reduction in revenues from electric sales due to customer refunds is offset by the restoration of revenues from Central Hudson's Customer Benefit Fund (See Note 2).

Sales - Central Hudson

      Central Hudson's revenues vary seasonally in response to weather. In particular, electric revenues peak in the summer while natural gas revenues peak in the winter.

      For 2002, sales of electricity to full service customers, plus delivery of electricity supplied by others, increased 4% as compared to 2001. Sales to residential customers increased 3% and sales to commercial customers increased 2% reflecting, in part, an increase in electricity usage due to hotter summer weather in 2002. Cooling degree days in 2002 were 12% higher than in 2001. Sales to industrial customers increased 6%, reflecting, in substantial part, a significant increase in usage by a single large industrial customer.

      For 2002, sales of firm natural gas, plus transportation of natural gas supplied by others, decreased 5% as compared to the prior year. Residential sales decreased 7% while sales to commercial customers decreased 4%. Such sales, comprised largely of sales for heating, decreased primarily as a result of milder weather as heating degree-days in 2002 were 8% lower than in 2001. Industrial sales, representing approximately 6% of total uninterruptible sales in 2001 and 2002, decreased 10% while interruptible sales increased 20%.

      Sales of electricity, plus delivery of electricity supplied by others, increased 4% in 2001 compared to 2000. Sales to residential and commercial customers increased 6% and 5%, respectively, while sales to industrial customers were unchanged. The increase in sales was due primarily to an increase in the average number of residential and commercial customers and increased usage due to warmer than normal weather. Cooling degree days in 2001 were 22% higher than in 2000 and 5% above normal.

      Sales of uninterruptible natural gas, plus transportation of natural gas supplied by others, decreased by 1% from 2000 to 2001; however, sales to residential and commercial customers each increased 3%. The increase in sales to these customers resulted primarily from an increase in the average number of customers. Industrial sales decreased 8% and interruptible sales decreased 4% as compared to the prior year due to a decrease in usage.

      Changes in sales from the prior year by major customer classification, including interruptible natural gas sales are set forth below. Also included are the changes related to electricity delivery.

                                      % Increase (Decrease) from Prior Year
                                   ---------------------------------------------
                                     Electric (MWh)           Natural Gas (Mcf)
                                   -----------------         -------------------
                                   2002         2001         2002          2001
                                   ----         ----         ----          ----
Residential ..............            3            6           (7)            3
Commercial ...............            2            5           (4)            3
Industrial ...............            6           --          (10)           (8)
Interruptible ............          N/A          N/A           20            (4)

      Because of sharing arrangements established for interruptible natural gas sales and interruptible transportation of customer-owned natural gas, as described under the caption "Incentive Arrangements" below, variations in these sales from year to year typically have a minimal impact on earnings.

Incentive Arrangements

      Under certain earnings sharing formulas approved by the PSC, Central Hudson either shares with its customers certain revenues and/or cost savings exceeding predetermined levels, or is penalized in some cases for shortfalls from certain performance standards.

      Earnings sharing formulas are currently effective for interruptible natural gas sales, natural gas capacity release transactions, natural gas reliability, electric service reliability, and certain aspects of customer service and satisfaction.

      See Note 2 under the caption "Rate Proceedings - Electric and Natural Gas" for a description of earnings sharing formulas approved by the PSC for Central Hudson.

      The net results of these and previous earnings sharing formulas were to increase pretax earnings by $0.1 million, $0.2 million and $4.8 million during 2002, 2001 and 2000, respectively.

Sales and Revenues - Competitive Business Subsidiaries

      Revenues for CH Services decreased from $189.3 in 2001 to $162.2 million in 2002. The reduction in revenues reflects, in substantial part, the impact of the sale of CH Resources, which was sold in May 2002. Revenues and expenses for CH Resources were eliminated from the results of continuing operations beginning December 2001 in accordance with accounting principles relating to discontinued operations. CH Resources' cumulative net operating loss and the gain on its sale are reported separately from the results of continuing operations in Energy Group's Consolidated Income Statement. The overall decrease in revenues was partially offset by revenues from increased sales of petroleum products due to acquisitions of fuel distribution companies in the latter part of 2001.

      Revenues for CH Services increased $78.3 million, from $111 million in 2000 to $189.3 million in 2001. Of the revenue increase in 2001, revenues from Griffith Energy increased $81 million from $34 million in 2000 to $115 million in 2001, primarily due to the full year of ownership of Griffith Energy. Revenues from SCASCO increased $3.4 million, from $31.5 million in 2000 to $34.9 million in 2001, primarily due to a growth in sales resulting from acquisitions. Sales of wholesale electricity by CH Resources during 2001 decreased by $4.7 million from $34.4 million in 2000 due to reduced wholesale electric prices in New York State.

Sales

      In 2002, sales of petroleum products increased by 4.8 million gallons, or 3.9%, to 126.9 million gallons from 122.1 million gallons in 2001. This increase was the result of acquisitions. In 2002, sales of natural gas increased by 400,000 Mcf, or 21.1%, to 2.3 million Mcf from 1.9 million Mcf in 2001. This increase was due to customer growth.

      In 2001, sales of petroleum products increased by 85.9 million gallons, or 237.3%, to 122.1 million gallons from 36.2 million gallons in 2000. This increase was due to the full year of ownership of Griffith Energy in 2001. In 2001, sales of natural gas increased by 200,000 Mcf, or 11.8%, to 1.9 million Mcf from 1.7 million Mcf in 2000. This increase was due to customer growth.

Revenues

      In 2002, revenues from petroleum products increased by $3.9 million, or 3.1%, to $130 million from $126.1 million in 2001. This increase was the result of increased sales volumes as a result of acquisitions. In 2002, natural gas revenues increased by $1.9 million, or 19.8%, to $11.5 million from $9.6 million in 2001. This increase was due to increased sales volume.

      In 2001, revenues from petroleum products increased by $78.4 million, or 164%, to $126.2 million from $47.8 million for 2000. This increase was the result of increased sales volumes as a result of a full year of ownership of Griffith Energy in 2001. In 2001, natural gas revenues decreased by $0.6 million, or 5.9%, to $9.6 million from $10.2 million in 2000. This decrease was due to reduced retail prices as a result of lower commodity costs in 2001.

Operating Expenses - Central Hudson

      The most significant elements of operating expenses are purchased electricity and purchased natural gas. Approximately 59% in 2002 and 52% in 2001 of every revenue dollar related to sales of electricity was expended for the combined cost of fuel used in electric generation and purchased electricity. The corresponding figures for the cost of purchased natural gas were 59% and 57%, respectively.

      Central Hudson negotiated multi-year electricity purchase contracts with the new owners of the principal generating facilities it divested. These purchases are supplemented by purchases from the NYS ISO. For information regarding these electricity purchase contracts, see Item 2 of this 10-K Annual Report under the subcaption "Load and Capacity," Note 2 under the caption "Sales of Principal Generating Facilities" and Note 3.

      Operating expenses increased $2.2 million, or 0.4%, from $489.3 million in 2001 to $491.5 million in 2002. Purchased electricity and fuel used in electric generation increased by $28.3 million, primarily as a result of the sale of Central Hudson's interests in its principal generating facilities in January and November of 2001. Purchased electricity costs for 2002 reflect the purchase of substantially all of Central Hudson's energy requirements compared to 79% in 2001. The increase in electric sales also contributed to the increase in these costs. Partially offsetting the increase in operating expenses is the elimination of operating costs for Central Hudson's principal generating facilities and a reduction in purchased natural gas costs reflecting both lower commodity prices and a reduction in sales.

      Total Central Hudson utility operating expenses decreased $72.5 million, or 12.9% from 2000 to 2001. The reduction in these expenses largely reflected the effect of the sale of Central Hudson's interests in its principal generating facilities.

      Fuel and purchased electricity for Central Hudson increased $935,000, or 0.4%, in 2001 compared to 2000 due to an increase in sales to full service residential and commercial customers. In 2000, Central Hudson's utility fuel and purchased electricity increased $92 million, or 70%, due to increases in electric sales and sales of electricity for resale. The rise in costs reflected both increasing fossil fuel prices and the impact of changing market conditions brought about by the formation of the NYS ISO in November 1999.

      During 2001, Central Hudson's purchased natural gas costs remained almost flat with an increase of $804,000, or 1.3%, reflecting an increase in the volume of natural gas purchased. In 2000, purchased natural gas costs increased $10.3 million, or 19%, due to higher firm and interruptible natural gas sales, including the use of natural gas as a boiler fuel.

      All other expenses decreased $74.3 million due to a reduction in depreciation, amortization, taxes, and other expenses associated with the sales of Central Hudson's interests in the Danskammer Plant and the Roseton Plant and the reduction in depreciation expense for Central Hudson's interest in the Nine Mile 2 Plant.

Operating Expenses - CH Services

      Operating expenses for CH Services decreased $25.7 million, from $187.7 million in 2001 to $162.0 million in 2002, largely as a result of the sale of CH Resources. This decrease was partially offset by increased operating expenses due to additional acquisitions of fuel distribution companies. The cost of purchased petroleum products increased by $3.6 million, or 4%, to $92.7 million from $89.1 million in 2001 from increased sales due to acquisitions of fuel distribution companies. The cost of natural gas increased by $1.8 million, or 21.2%, to $10.3 million from $8.5 million in 2001 due to an increase in sales.

      CH Services' operating expenses increased $80.0 million from $107.7 million in 2000 to $187.7 million in 2001, primarily due to fuel costs associated with CH Resources' generating plants and the cost of purchased petroleum products and natural gas for SCASCO and Griffith Energy.

      In 2001, the cost of petroleum products increased by $53.6 million, or 151%, to $89.1 million from $35.5 million in 2000. The increase was primarily due to the full year of ownership of Griffith Energy. In 2001, the cost of natural gas increased by $0.1 million, or 1.2%, to $8.6 million from $8.5 million for 2000. The increase was due to increased sales volume. Fuel costs for CH Resources decreased from $20 million in 2000 to $19.5 million in 2001 due to decreased electric generation.

      CH Services' other operating expenses, excluding energy supply costs, increased $30.5 million, including a $5.3 million increase in depreciation and amortization on related assets. The primary reasons for both the increase in energy supply costs and the increase in other expenses of operation are the full year ownership of Griffith Energy, and the additional acquisitions in 2001.

      See Note 4 for an analysis and reconciliation of federal and state income taxes.

Other Income and Interest Charges

      In 2002, Energy Group's Other Income and Deductions decreased $14.0 million as compared to 2001 primarily reflecting the net effect of favorable tax benefits related to the sale of Central Hudson's interests in its principal generating facilities and the after-tax contribution to Central Hudson's Customer Benefit Fund, both recorded in 2001. The reduction also reflects a decrease in interest and investment income.

      Interest Charges and Preferred Stock Dividends decreased $6.0 million in 2002 due primarily to redemptions and repurchases of various long-term debt and preferred stock issues by Central Hudson in 2001 and 2002 utilizing proceeds from the sale of Central Hudson's interests in its principal generating facilities.

      Energy Group's Other Income and Deductions increased $26.3 million in 2001 as compared to 2000, resulting largely from the recognition of tax benefits related to the sales of Central Hudson's interests in its principal generating facilities and the restoration of net income for Central Hudson shareholders under a prior regulatory agreement. The increase also reflects the recognition of gains related to weather derivative contracts entered into by Energy Group to hedge the effect of weather patterns on its subsidiaries' operations.

      Energy Group's total interest charges (excluding AFDC) decreased $4.8 million, or 14%, in 2001, primarily due to the redemption and repurchase of its long-term debt obligations by Central Hudson. This debt was eliminated using a portion of the proceeds from the sale of Central Hudson's interests in its principal generating facilities. Partially offsetting the decrease in interest charges were Central Hudson's carrying charges related to a number of regulatory obligations, including the Customer Benefit Fund.

      The following table sets forth some of the pertinent data on Energy Group's outstanding debt (unless noted otherwise, this debt relates to Central Hudson):

                                           2002            2001         2000
                                           ----            ----         ----
                                                     (In Thousands)
Long-term Debt:
  Debt retired ....................      $ 20,000       $147,630       $ 35,100
  Outstanding at year-end:
   Amount (including current
    portion) ......................       284,877        235,874        382,980
   Effective rate .................         3.92%          4.64%          6.54%
Short-term Debt:
  Average daily amount
   outstanding ....................      $  1,534       $  1,922       $ 13,490
  Weighted average interest rate ..         2.15%          6.56%          6.55%

      In 2001, Central Hudson redeemed, repurchased, or defeased a significant percentage of its long-term debt and experienced a reduction in interest expense and its effective rate.

      See Notes 5 and 7 for additional information on short-term and long-term debt of Energy Group and/or Central Hudson.

Nuclear Operations

      Nine Mile 2 Plant: For information regarding Central Hudson's sale of its 9% ownership interest in the Nine Mile 2 Plant on November 7, 2001, see Note 3.

      During 2001, Central Hudson's share of operating expenses, taxes and depreciation pertaining to the operation of the Nine Mile 2 Plant were included in Energy Group's financial results. In both 2001 and 2000, underruns in costs of operations and maintenance expenses for the Nine Mile 2 Plant, compared to the amount allowed in rates, were deferred for the future benefit of customers. For 2002, carrying charges were accrued on the regulatory liability balance. For further information regarding the deferred Nine Mile 2 Plant costs, see Note 2.

Other Matters

      Change in Accounting Method - Stock Options: In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). For information regarding Energy Group's change in accounting method for stock-based compensation, see Note 1 and Note 9.

      Other Changes in Accounting Standards: See Note 1 under the caption "New Accounting Standards and Other FASB Projects" for discussion on other relevant FASB proposals.

FINANCIAL INDICES - ENERGY GROUP

      Selected financial indices for the last five years are set forth in the following table:

                                                 2002        2001         2000       1999*       1998*
                                                 ----        ----         ----       -----       -----
Pretax coverage of total interest charges:
     Including AFDC ......................      3.38x       2.66x        3.37x       3.59x       3.83x
     Excluding AFDC ......................      3.10x       2.46x        3.11x       3.30x       3.54x
     Funds from Operations ...............      4.66x       3.99x        3.98x       4.34x       4.39x

Pretax coverage of total interest
 charges and preferred stock dividends ...      2.98x       2.41x        2.96x       3.09x       3.27x

Effective tax rate(1) ....................         38%         (7)%         41%         35%         35%

(1)   Refer to Note 4.

* Holding Company Restructuring became effective December 15, 1999, and 1999 and 1998 indices were restated to reflect fully consolidated results for comparative purposes.

      The effective tax rate for 2002 consists of a 36.1% effective rate for federal income taxes and a 1.5% effective rate for state income taxes. The effective tax rate for 2001 consisted of a (6.7%) rate for federal income taxes and a 0.1% effective rate for state income taxes. The effective tax rate in 2001 was primarily due to the recognition of Investment Tax Credits in the amount of $18.8 million upon the sale of Central Hudson's interests in its principal generating facilities and $2.3 million of tax-exempt interest. The effective tax rate for 2000 consisted of a 36.6% rate for federal income taxes and a 4.8% effective rate for state income taxes. The effective tax rates for prior years are solely the effective tax rates for federal income tax. Prior to the year 2000, when the New York State tax law was changed, Central Hudson and other New York State utilities were not subject to an income-based state tax.

FINANCIAL INDICES - CENTRAL HUDSON GAS & ELECTRIC CORPORATION

      Selected financial indices for the last five years are set forth in the following table:

                                                 2002        2001         2000       1999*       1998*
                                                 ----        ----         ----       -----       -----
Pretax coverage of total interest charges:
     Including AFDC ......................      3.11x       2.23x        3.75x       3.58x       3.96x
     Excluding AFDC ......................      2.91x       2.04x        3.60x       3.48x       3.87x
     Funds from Operations ...............      3.99x       3.37x        4.22x       4.34x       4.39x

Pretax coverage of total interest
 charges and preferred stock dividends ...      2.72x       2.04x        3.20x       3.08x       3.35x

Effective tax rate(1) ....................         40%        (21)%         41%         35%         35%

(1)   Refer to Note 4.

* Holding Company Restructuring became effective December 15, 1999, and 1999 and 1998 indices were restated to reflect fully consolidated results for comparative purposes.

      The effective tax rate for 2002 consists of a 36.0% effective rate for federal income taxes and a 4.0% effective rate for state income taxes. The effective tax rate for 2001 consisted of an (18.9%) rate for federal income taxes and a (2.0%) effective rate for state income taxes. The effective tax rate in 2001 was primarily due to the recognition of Investment Tax Credits in the amount of $18.8 million upon the sale of Central Hudson's interests in its principal generating facilities and $2.3 million of tax-exempt interest. The effective tax rate for 2000 consisted of a 36.6% rate for federal income taxes and a 4.8% effective rate for state income taxes. The effective tax rates for prior years are solely the effective tax rates for federal income tax. Prior to the year 2000, when the New York State tax law was changed, Central Hudson and other New York State utilities were not subject to an income-based state tax.

COMMON STOCK DIVIDENDS AND PRICE RANGES

      Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective common stock in each year commencing in 1903, which common stock has been listed on the New York Stock Exchange since 1945. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

                             2002                            2001
                  ---------------------------      ---------------------------
                  High       Low     Dividend      High      Low      Dividend
                  ----       ---     --------      ----      ---      --------

1st Quarter      $48.58    $42.91      $.54       $45.88    $38.50      $.54
2nd Quarter       52.38     46.17       .54        45.00     41.10       .54
3rd Quarter       51.69     39.93       .54        44.15     38.30       .54
4th Quarter       50.83     44.15       .54        43.97     39.77       .54

      In 2002, Energy Group maintained the quarterly dividend rate at $.54 per share. In making future dividend decisions, Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial and regulatory considerations.

      The Agreement contains certain dividend payment restrictions on Central Hudson, including limitations on the amount of dividends payable if Central Hudson's senior debt ratings are downgraded by more than one rating agency due to performance or concerns about the financial condition of Energy Group or any Energy Group subsidiary other than Central Hudson. These limitations would result in the average annual income available for dividends on a two-year rolling average basis being reduced to: (i) 75%, if the downgrade were below "BBB+," (ii) 50% if the senior debt were placed on "Credit Watch" (or the equivalent) because of a rating below "BBB," or (iii) no dividends payable if the downgrade were below "BBB-." These restrictions survive the June 30, 2001 expiration of the Agreement. Central Hudson is currently rated "A" or equivalent and the restrictions noted above do not apply.

      The number of registered holders of common stock of Energy Group as of December 31, 2002, was 17,932. Of these, 17,135 were accounts in the names of individuals with total holdings of 4,015,734 shares, or an average of 234 shares per account. The 797 other accounts, in the names of institutional or other non-individual holders, for the most part hold shares of common stock for the benefit of individuals.

      All of the outstanding common stock of Central Hudson and the competitive business subsidiaries is held by Energy Group.

ITEM  7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The primary market risks for Energy Group and its subsidiaries are commodity price risk and interest rate risk. Commodity price risk, related primarily to purchases of natural gas, electricity and petroleum products for resale, is mitigated in several different ways. Under the Agreement, Central Hudson may collect its actual purchased electricity and natural gas costs through automatic adjustment clauses to its tariff rates. These adjustment clauses provide for the collection of costs, including risk management costs from customers to reflect the actual costs incurred in obtaining supply. Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with risk management instruments." CH Services' fuel distribution companies may increase the prices charged for the commodities they sell in response to changes in costs, however, the ability to raise prices is limited by the competitive market. Depending on market conditions, Central Hudson and certain of the competitive business subsidiaries enter into long-term fixed supply and long-term forward supply contracts for the purchase of these commodities. Central Hudson also uses natural gas storage facilities which enable it to purchase and hold quantities of natural gas at pre-heating season prices for use during the heating season. In addition, Central Hudson and certain of the competitive business subsidiaries enter into derivative transactions to hedge market price fluctuations.

      CH Services (now CHEC) and Central Hudson have in place a common energy risk management program to manage, through the use of defined risk management practices, price and volume risks associated with commodity purchases in their respective operations. This program permits the use of derivative financial instruments to hedge price risk. Both Central Hudson and CH Services (now CHEC) have entered into either exchange-traded futures contracts or over-the-counter ("OTC") contracts with third parties to hedge commodity price risk associated with the purchase of natural gas, electricity and petroleum products.

      Central Hudson hedges portions of its total electric and natural gas supply requirements and the purchase of electricity with derivative contracts. The fair value of open positions at December 31, 2002 was $2.7 million, and a total of $635,000 in net gains was recognized in 2002, as compared to a fair value of $25.6 million at December 31, 2001, and $13.2 million of net gains was recognized for 2001. These gains served to offset the differences between the expected price of the commodity and the actual price.

      Central Hudson manages its interest rate risk through the issuance of fixed-rate debt with varying maturities and variable rate debt for which interest is reset on a periodic basis to reflect current market conditions. The difference between costs associated with actual variable interest rates related to Central Hudson's bonds issued by the New York State Energy Research Development Authority ("NYSERDA") and costs embedded in customer rates is deferred for eventual refund to, or recovery from, customers. The variability in interest rates is also managed with an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory mechanism. Central Hudson also repurchases or redeems existing debt at a lower cost when market conditions permit.

      CH Services (now CHEC) also enters into derivative transactions to hedge purchases of heating oil and natural gas. The fair values of open positions at December 31, 2002 and at December 31, 2001 were not material. Realized net gains on these derivative transactions in 2002 were not material. In 2001, a net gain of $3.8 million was realized for such derivatives, which served to offset the difference between the expected price of the commodity purchased or sold and the actual price. The large decrease in gains is attributable to derivatives that hedge commodity transactions for operations that were discontinued effective December 1, 2001. CH Services' derivative balance of $8.6 million at December 31, 2001 also included $5.6 million of derivatives related to those discontinued operations.

      In order to hedge weather-related sales volume risk, Energy Group and certain of its subsidiaries have also entered into weather derivative contracts known as "costless collars" to hedge the effect on earnings due to significant variations in weather conditions from normal patterns and to reduce exposure to variations in heating and cooling degree days. For weather derivative contracts covering the 2002 heating and cooling seasons, a total net loss of

$363,000 was recorded in 2002 as compared to a net gain of $2.8 million for similar contracts in 2001.

      In accordance with Energy Group's and Central Hudson's risk management policy and procedures, OTC derivative transactions are entered into only with counter-parties that meet certain credit criteria. The creditworthiness of these counter-parties is determined primarily by reference to published credit ratings.

      At December 31, 2002, Central Hudson had open derivative contracts to hedge natural gas prices through October 2003, covering approximately 4.5% of Central Hudson's projected total natural gas requirements during that period. In 2002, derivative transactions were used to hedge 4.3% of Central Hudson's total natural gas supply requirements as compared to 4.6% in 2001. In its electric operations, Central Hudson had open derivatives at December 31, 2002, hedging approximately 4.5% of its required electricity supply through August 2003. In 2002, Central Hudson hedged approximately 29.9% of its total electricity supply requirements with OTC derivative contracts. In addition, Central Hudson has multi-year transition agreements to purchase electricity, at fixed prices, produced by its former principal generating facilities. The notional amounts hedged by the derivatives and the purchase electricity agreements for 2003 and 2004 represent approximately 49.8% and 37.8%, respectively.

      At December 31, 2002, CH Services' (now CHEC's) subsidiaries, Griffith Energy and SCASCO, had open OTC put and call option positions with counter-parties extending through April 2003, covering approximately 9.7% of the anticipated fuel oil supply requirements for the period January 2003 through April 2003. Griffith Energy and SCASCO generally enter into heating oil put derivative contracts to hedge firm heating oil purchase commitments and in 2002 began to enter into call option purchases to cover their heating oil supply requirements for fixed and capped price programs not hedged by firm contracts to protect against commodity price increases or supply restrictions resulting from colder than normal weather.

      Derivative contracts are discussed in more detail in Note 1 under the caption "Accounting for Derivative Instruments and Hedging Activities."

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I - Index to Financial Statements:                                          Page
                                                                            ----

          Report of Independent Accountants                                   41

          Statement of Management's Responsibility                            42

          Energy Group Consolidated Statement of Income for the three
               years ended December 31, 2002                                  43

          Energy Group Consolidated Statement of Comprehensive
               Income for the three years ended December 31, 2002             45

          Energy Group Consolidated Statement of Cash Flows for the
               three years ended December 31, 2002                            46

          Energy Group Consolidated Balance Sheet at December 31, 2002
               and 2001                                                       48

          Energy Group Consolidated Statement of Retained Earnings
               for the three years ended December 31, 2002                    50

          Central Hudson Consolidated Statement of Income for the three
               years ended December 31, 2002                                  51

          Central Hudson Consolidated Statement of Comprehensive Income
               for the three years ended December 31, 2002                    53

          Central Hudson Consolidated Statement of Retained Earnings
               for the three years ended December 31, 2002                    54

          Central Hudson Consolidated Balance Sheet at December 31, 2002
               and 2001                                                       55

          Central Hudson Consolidated Statement of Cash Flows for the
               three years ended December 31, 2002                            57

          Notes to Consolidated Financial Statements                          59

          Selected Quarterly Financial Data (Unaudited)                      108

II - Schedule II - Reserves                                                  110

      All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Supplementary Data

      Supplementary data are included in "Selected Quarterly Financial Data (Unaudited)" referred to in "I" above, and reference is made thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its directly or indirectly wholly owned subsidiaries and Central Hudson Gas & Electric Corporation and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index in Item 8 "Financial Statements and Supplementary Data" of this 10-K Annual Report presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of CH Energy Group, Inc.'s and Central Hudson Gas & Electric Corporation's Management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
January 30, 2003

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

      The management personnel of CH Energy Group, Inc. ("Management") are responsible for the preparation, integrity, and objectivity of the consolidated financial statements of CH Energy Group, Inc., its subsidiary Central Hudson Gas & Electric Corporation, and its competitive business subsidiaries (for the purposes of this statement of management's responsibility, collectively the "Corporation"), as well as all other information contained in this Form 10-K Annual Report for the fiscal year ended December 31, 2002. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, in some cases, reflect amounts based on the best estimates and judgments of Management, giving due consideration to materiality.

      The Corporation maintains adequate systems of internal control to provide reasonable assurance that, among other things, transactions are executed in accordance with Management's authorizations, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles, and that the assets of the Corporation are properly safeguarded. The systems of internal control are documented, evaluated, and tested by the Corporation's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls, no such system can provide absolute assurance that errors will not occur. Management believes that the Corporation has maintained an effective system of internal control over the preparation of its financial information, including the consolidated financial statements of the Corporation for the year ended December 31, 2002.

      Independent accountants were engaged to audit the consolidated financial statements of the Corporation and issue their report thereon. The Report of Independent Accountants, which is presented herein, does not limit the responsibility of Management for information contained in the consolidated financial statements and elsewhere in this Form 10-K Annual Report.

      The Corporation's Board of Directors maintains an Audit Committee which is composed of Directors who have been determined to be independent in accordance with applicable rules and laws. The Audit Committee meets with Management, the Internal Auditing Manager, and the Corporation's independent accountants several times a year to discuss internal controls and accounting matters, the Corporation's consolidated financial statements, and the scope and results of the audits performed by both the independent accountants and the Internal Auditing Department.

      The independent accountants and the Internal Auditing Manager have direct access to the Audit Committee.


PAUL J. GANCI                                       DONNA S. DOYLE
Chairman of the Board, President                    Vice President - Accounting
and Chief Executive Officer                         and Controller

                                                    January 31, 2003

ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands)
                                                  Year ended December 31,
                                               2002         2001          2000
                                               ----         ----          ----
Operating Revenues
  Electric ..............................   $ 427,978    $ 428,346    $ 531,732
  Natural Gas ...........................     105,343      110,296      105,353
  Competitive business subsidiaries .....     162,189      189,298      111,027
                                            ---------    ---------    ---------
    Total Operating Revenues ............     695,510      727,940      748,112
                                            ---------    ---------    ---------
Operating Expenses
 Operation:
  Purchased electricity and fuel
   used in electric generation ..........     254,249      248,879      249,250
  Purchased natural gas .................      71,991       71,893       73,938
  Purchased petroleum ...................      92,733       89,173       35,485
  Other expenses of operation -
    regulated activities ................      92,351      106,751      137,800
  Other expenses of operation -
    competitive business subsidiaries ...      51,712       56,482       30,343
  Depreciation and amortization
    (Note 1) ............................      31,230       35,637       51,453
  Taxes, other than income tax ..........      38,270       50,402       54,151
  Federal and State income tax
    (Note 4) ............................      21,613       21,043       37,229
                                            ---------    ---------    ---------
    Total Operating Expenses ............     654,149      680,260      669,649
                                            ---------    ---------    ---------

Operating Income ........................      41,361       47,680       78,463
                                            ---------    ---------    ---------

Other Income
  Allowance for equity funds
   used during construction
   (Note 1) .............................         591          429           --
  Federal and State income tax
   (Note 4) .............................        (681)      24,381         (986)
  Interest and investment income ........      13,780       20,338        4,893
  Other - net ...........................       8,178       (9,238)       5,733
                                            ---------    ---------    ---------
    Total Other Income ..................      21,868       35,910        9,640
                                            ---------    ---------    ---------

Income before Interest
  Charges ...............................      63,229       83,590       88,103
                                            ---------    ---------    ---------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)
                                                  Year ended December 31,
                                               2002         2001          2000
                                               ----         ----          ----
Interest Charges
 Interest on mortgage bonds .............    $  2,136     $  5,211     $ 11,342
 Interest on other long-term debt .......       9,819       10,446       12,864
 Other interest .........................      12,908       14,187       10,473
 Allowance for borrowed
  funds used during
  construction (Note 1) .................        (248)        (319)        (779)
                                             --------     --------     --------
   Total Interest Charges ...............      24,615       29,525       33,900
                                             --------     --------     --------

Net income from continuing
  operations ............................      38,614     $ 54,065     $ 54,203
Net loss from discontinued
  operations, net of income tax
  benefit of $1,377 .....................      (2,237)          --           --
Gain on disposal of discontinued
  operations, net of income tax
  of ($5,239) ...........................       7,065           --           --
Cumulative Preferred Stock Dividends
 of Central Hudson ......................       2,161        3,230        3,230
                                             --------     --------     --------

Net Income ..............................    $ 41,281     $ 50,835     $ 50,973
                                             ========     ========     ========
Dividends Declared on Common
  Stock .................................      35,095       35,342       35,945

Balance Retained in the Business ........    $  6,186     $ 15,493     $ 15,028
                                             ========     ========     ========

Common Stock:
  Average shares outstanding
  (000's) ...............................      16,302       16,362       16,716
  Earnings per share (basic
   and diluted) .........................    $   2.53     $   3.11     $   3.05

Dividends Declared per share ............    $   2.16     $   2.16     $   2.16

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                                         Year ended December 31,
                                                                      2002        2001         2000
                                                                      ----        ----         ----
Net Income ......................................................   $ 41,281    $ 50,835    $ 50,973

Other comprehensive income, net of tax:
     FAS 133 transition adjustment -
      cumulative effect of unrealized
      losses at implementation date of
      January 1, 2001 ...........................................         --      (1,896)         --

         Less:  reclassification adjustment
                for gains realized in net
                income ..........................................         --        (795)         --
         Plus:  change in fair value for transition
                adjustment amounts ..............................         --       2,691
                                                                    --------    --------    --------
         Balance of FAS 133 transition
          adjustment at December 31,
          2001 ..................................................         --          --          --
                                                                    --------    --------    --------

     Fair value of cash flow hedges - FAS 133:
       Unrealized gain, net of tax of ($13) .....................         19          --          --

     Net unrealized gains (losses) on investment in partnership:
         Unrealized loss, net of tax of $219 ....................       (319)         --          --

      Net unrealized gains (losses) on
      Marketable securities:
      Unrealized loss, net of tax
      of $896 ...................................................     (1,394)         --          --
      Less:  reclassification adjustment
             for gain included in net
             income, net of tax of
             of $26 .............................................        (38)         --          --
                                                                    --------    --------    --------

                           Subtotal .............................     (1,432)         --          --
                                                                    --------    --------    --------

      Other comprehensive income (loss) .........................     (1,732)         --          --
                                                                    --------    --------    --------

Comprehensive Income ............................................   $ 39,549    $ 50,835    $ 50,973
                                                                    ========    ========    ========

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                            Year ended December 31,
                                                       2002         2001          2000
                                                       ----         ----          ----
Operating Activities
 Net Income .....................................   $  41,281    $  50,835    $  50,973
 Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
   Depreciation, amortization and
     nuclear fuel amortization ..................      32,687       39,138       55,297
   Deferred income taxes, net ...................      25,639        2,545        2,940
   Gain on disposal of subsidiary ...............     (18,985)          --           --
   Loss on sale of temporary investments ........         960           --           --
   Nine Mile 2 Plant deferred
     finance charges, net .......................          --           22       (3,286)
   Provision for uncollectibles .................       3,062        2,614        3,935
   Accrued/deferred pension
     costs ......................................     (19,561)     (17,304)     (13,789)
   Amortization of fossil plant incentive .......      (4,794)      (5,393)          --
   Other - net ..................................      10,978       21,436       10,231
 Changes in operating assets and liabilities, net:
   Accounts receivable, unbilled utility
     revenues and other receivables .............       4,506       54,951      (60,422)
   Fuel, materials and supplies .................        (820)      (6,034)         856
   Special deposits and
     prepayments ................................       1,155      (12,652)      (6,216)
   Contribution - prefunded pension costs .......     (32,000)          --           --
   Accounts payable .............................      (1,357)      12,764       27,099
   Accrued taxes and interest ...................       8,586      (61,628)      10,209
   Deferred taxes related to sale of plants
     and Nine Mile 2 Plant write-off ............          --     (259,494)          --
   Deferred gas costs ...........................       3,014       (3,388)      (4,769)
   Customer benefit and carrying
     charge - net ...............................     (23,859)      (8,509)          --
   Other - net ..................................       3,454       12,175          780
                                                    ---------    ---------    ---------
 Net cash provided by (used in) operating
   activities ...................................      33,946     (177,922)      73,838
                                                    ---------    ---------    ---------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                   2002          2001         2000
                                                   ----          ----         ----
Investing Activities
  Proceeds from sale of subsidiary .........      58,373           --           --
  Purchase of temporary investments ........    (124,062)          --           --
  Proceeds from sale of temporary
    investments ............................      33,616           --           --
  Mortgage receivable - sale of
    Nine Mile 2 Plant ......................      28,885      (29,688)          --
  Proceeds from sale of principal generating
    facilities .............................          --      770,835           --
  Additions to utility and other property
    and plant ..............................     (72,287)     (67,818)     (58,656)
  Acquisitions made by unregulated
   affiliate ...............................      (1,461)     (17,908)     (77,543)
  Nine Mile 2 Plant decommissioning
   trust fund (Note 3) .....................          --         (737)        (868)
  Other - net ..............................        (974)      17,409         (855)
                                               ---------    ---------    ---------
  Net cash (used in) provided by investing
   activities ..............................     (77,910)     672,093     (137,922)
                                               ---------    ---------    ---------

Financing Activities
  Proceeds from issuance of
    long-term debt .........................      69,000           --       47,500
  Redemption of preferred stock ............     (22,500)          --           --
  (Repayments) borrowings of short-term
    debt, net ..............................          --     (164,250)     115,000
  Repayments of long-term debt .............          --     (147,880)     (35,100)
  Dividends paid on common
   stock ...................................     (35,095)     (35,342)     (36,215)
  Defeasance of long-term debt .............          --      (39,281)          --
  Purchase of treasury stock ...............     (14,351)          --      (18,765)
  Issuance and redemption costs ............      (1,962)      (3,341)        (403)
                                               ---------    ---------    ---------
  Net cash (used in) provided by
   financing activities ....................      (4,908)    (390,094)      72,017
                                               ---------    ---------    ---------

Net Change in Cash and Cash
 Equivalents ...............................     (48,872)     104,077        7,933
Cash and Cash Equivalents at
 Beginning of Year .........................     132,395       28,318       20,385
                                               ---------    ---------    ---------
Cash and Cash Equivalents at End
 of Year ...................................   $  83,523    $ 132,395    $  28,318
                                               =========    =========    =========

Supplemental Disclosure of Cash
 Flow Information
   Interest paid ...........................   $  12,498    $  22,144    $  25,904
   Federal and State income taxes paid .....       2,370      263,005       24,300

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)
                                                           December 31,
                                                        2002         2001
ASSETS                                                  ----         ----
Utility Plant
  Electric .....................................   $  605,989      584,831
  Natural Gas ..................................      189,143      180,673
  Common .......................................      100,476       97,124
                                                   ----------   ----------
                                                      895,608      862,628

  Less: Accumulated depreciation ...............      370,349      354,010
                                                   ----------   ----------
                                                      525,259      508,618
  Construction work in progress ................       76,398       53,139
                                                   ----------   ----------
    Net Utility Plant ..........................      601,657      561,757
                                                   ----------   ----------

Other Property and Plant .......................       18,337       48,202
                                                   ----------   ----------

Current Assets
  Cash and cash equivalents ....................       83,523      132,395
  Accounts receivable from customers - net of
   allowance for doubtful accounts; $4.2 million
   in 2002 and $3.8 million in 2001 ............       60,978       61,540
  Accrued unbilled utility revenues ............        7,894       11,765
  Other receivables ............................        1,998        8,968
  Fuel, materials and supplies, at average
    cost .......................................       16,033       18,402
  Fair value of derivative instruments .........        2,747       16,661
  Bond defeasance escrow .......................       16,275       20,669
  Special deposits and prepayments .............       28,466       31,249
                                                   ----------   ----------
    Total Current Assets .......................      217,914      301,649
                                                   ----------   ----------

Investments  (Note 10) .........................       95,786        6,300
                                                   ----------   ----------

Deferred Charges and Other Assets
  Prefunded pension costs ......................      108,242       78,743
  Goodwill and other intangible assets .........       77,972       79,587
  Regulatory assets (Note 2) ...................       74,000       36,250
  Unamortized debt expense .....................        3,623        3,545
  Fair value of derivative instruments .........           --       17,548
  Bond defeasance escrow .......................           --       18,612
  Other ........................................       12,576       37,605
                                                   ----------   ----------
    Total Deferred Charges and Other Assets ....      276,413      271,890
                                                   ----------   ----------

TOTAL ASSETS ...................................   $1,210,107   $1,189,798
                                                   ==========   ==========

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

CAPITALIZATION AND LIABILITIES                        December 31,
                                                 2002           2001
                                                 ----           ----
Capitalization
 Common Stock Equity
   Common stock, $.10 par value (Note 6)   $     1,686    $     1,686
   Paid-in capital (Note 6) ............       351,230        351,230
   Retained earnings ...................       169,503        163,317
   Treasury stock (Note 6) .............       (33,117)       (18,766)
   Other comprehensive income ..........        (1,732)            --
   Capital stock expense ...............          (655)        (1,158)
                                           -----------    -----------
    Total Common Stock Equity ..........       486,915        496,309
                                           -----------    -----------

 Cumulative Preferred Stock (Note 6)
   Not subject to mandatory redemption .        21,030         21,030
   Subject to mandatory redemption .....        12,500         35,000
                                           -----------    -----------
    Total Cumulative Preferred Stock ...        33,530         56,030
                                           -----------    -----------

 Long-term Debt (Note 7) ...............       269,877        216,124
                                           -----------    -----------
    Total Capitalization ...............       790,322        768,463
                                           -----------    -----------

Current Liabilities
 Current maturities of long-term debt ..        15,000         20,000
 Notes payable .........................            --            250
 Accounts payable ......................        45,649         41,061
 Accrued interest ......................         4,273          2,538
 Dividends payable .....................         9,113          9,643
 Accrued vacation ......................         3,671          3,900
 Customer deposits .....................         5,268          5,032
 Other .................................        29,131         28,782
                                           -----------    -----------
    Total Current Liabilities ..........       112,105        111,206
                                           -----------    -----------

Deferred Credits and Other Liabilities
 Regulatory liabilities (Note 2) .......       192,074        237,116
 Operating reserves ....................         4,912          4,853
 Deferred gain - sale of plants ........        19,774         24,568
 Accrued environmental remediation costs        18,304          6,059
 Other .................................        16,846         16,173
                                           -----------    -----------
  Total Deferred Credits and
   Other Liabilities ...................       251,910        288,769
                                           -----------    -----------

Accumulated Deferred Income Tax (Note 4)        55,770         21,360
                                           -----------    -----------

 TOTAL CAPITALIZATION AND LIABILITIES ..   $ 1,210,107    $ 1,189,798
                                           ===========    ===========

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(In Thousands)

                                         Year ended December 31,
                                      2002         2001         2000
                                      ----         ----         ----

Balance at beginning of  year .   $ 163,317    $ 147,824    $ 132,796

Net Income ....................      41,281       50,835       50,973

Dividends declared:
  On common stock ($2.16 per
  share in 2002, 2001 and 2000)     (35,095)     (35,342)     (35,945)
                                  ---------    ---------    ---------


Balance at end of year ........   $ 169,503    $ 163,317    $ 147,824
                                  =========    =========    =========

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

                                              Year ended December 31,
                                         2002         2001          2000
                                         ----         ----          ----
Operating Revenues
  Electric .......................   $ 427,978    $ 428,346    $ 531,732
  Natural Gas ....................     105,343      110,296      105,353
                                     ---------    ---------    ---------
      Total Operating Revenues ...     533,321      538,642      637,085
Operating Expenses
  Operation:
  Purchased electricity ..........     252,030      209,033      123,199
  Fuel used in electric generation         757       15,406      100,305
  Purchased natural gas ..........      61,672       63,330       62,526
  Other expenses of operation ....      92,246      106,812      137,515
  Depreciation and amortization
  (Note 1) .......................      25,350       26,813       47,914
  Taxes, other than income tax ...      38,396       50,170       53,993
  Federal and State income tax
  (Note 4) .......................      21,056       17,743       36,374
                                     ---------    ---------    ---------
    Total Operating Expenses .....     491,507      489,307      561,826
                                     ---------    ---------    ---------

Operating Income .................      41,814       49,335       75,259
                                     ---------    ---------    ---------
Other Income
  Allowance for equity funds
   used during construction
   (Note 1) ......................         591          429           --
  Federal and State income tax
   (Note 4) ......................        (634)      25,380         (776)
  Interest income ................       9,102       11,517        4,589
  Other - net ....................       6,379      (13,975)       4,371
                                     ---------    ---------    ---------
    Total Other Income ...........      15,438       23,351        8,184
                                     ---------    ---------    ---------

Income before Interest
  Charges ........................      57,252       72,686       83,443
                                     ---------    ---------    ---------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)
                                               Year ended December 31,
                                             2002        2001        2000
                                             ----        ----        ----
Interest Charges
 Interest on mortgage bonds ...........      2,136       5,211      11,342
 Interest on other long-term debt .....      9,819      10,446      12,864
 Interest on regulatory liabilities and
  other interest ......................     13,021      13,170       7,421
 Allowance for borrowed
  funds used during
  construction (Note 1) ...............       (248)       (319)       (779)
                                          --------    --------    --------
  Total Interest Charges ..............     24,728      28,508      30,848
                                          --------    --------    --------

Net Income ............................   $ 32,524    $ 44,178    $ 52,595
                                          ========    ========    ========
Dividends Declared on Cumulative
  Preferred Stock .....................      2,161       3,230       3,230
                                          --------    --------    --------

Income Available for Common
  Stock ...............................   $ 30,363    $ 40,948    $ 49,365
                                          ========    ========    ========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                               Year ended December 31,
                                                             2002        2001       2000
                                                             ----        ----       ----
Net Income ............................................   $ 32,524    $ 44,178   $ 52,595

Net unrealized gains (losses) on Marketable securities:
    Unrealized loss, net of tax
    of $(26) ..........................................         38          --         --
    Less:  reclassification adjustment
           for gain included in net
           income, net of tax of
           of $26 .....................................        (38)         --         --
                                                          --------    --------   --------

                  Subtotal ............................         --          --         --

Comprehensive Income ..................................   $ 32,524    $ 44,178   $ 52,595
                                                          ========    ========   ========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(In Thousands)

                                           Year ended December 31,
                                       2002         2001         2000
                                       ----         ----         ----

Balance at beginning of  year ..   $   9,777    $ 114,546    $  69,281

Net Income .....................      32,524       44,178       52,595

Reverse Equity Transfer ........          --           --       26,000

Transfer of Competitive Business
   Subsidiaries to Energy Group           --           --       (2,500)

Transfer of Property to Energy
   Group .......................          --          (75)          --

Dividends declared:
  On cumulative preferred
  stock ........................      (2,161)      (3,230)      (3,230)
  To parent - Energy Group .....     (30,000)    (145,642)     (27,600)
                                   ---------    ---------    ---------
   Total Dividends Declared ....     (32,161)    (148,872)     (30,830)
                                   ---------    ---------    ---------

Balance at end of year .........   $  10,140    $   9,777    $ 114,546
                                   =========    =========    =========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET
(In Thousands)
                                                        December 31,
                                                      2002       2001
ASSETS                                                ----       ----
Utility Plant
  Electric .....................................   $605,989   $584,831
  Natural Gas ..................................    189,143    180,673
  Common .......................................    100,476     97,124
                                                   --------   --------
                                                    895,608    862,628

  Less: Accumulated depreciation ...............    370,349    354,010
                                                   --------   --------
                                                    525,259    508,618
  Construction work in progress ................     76,398     53,139
                                                   --------   --------
    Net Utility Plant ..........................    601,657    561,757
                                                   --------   --------

Other Property and Plant .......................        968        970
                                                   --------   --------

Current Assets
  Cash and cash equivalents ....................     54,989     47,864
  Accounts receivable from customers - net of
   allowance for doubtful accounts; $2.7 million
   in 2002 and $2.3 million in 2001 ............     35,216     37,356
  Accrued unbilled utility revenues ............      7,894     11,765
  Other receivables ............................      2,407      9,145
  Fuel, materials and supplies - at average
    cost .......................................     12,459     13,867
  Fair value of derivative instruments .........      2,715     13,072
  Bond defeasance escrow .......................     16,275     20,669
  Special deposits and prepayments .............     17,656     20,988
                                                   --------   --------
    Total Current Assets .......................    149,611    174,726
                                                   --------   --------

  Investments ..................................      2,186      1,893
                                                   --------   --------

Deferred Charges and Other Assets
  Prefunded pension costs ......................    108,242     78,743
  Regulatory assets (Note 2) ...................     74,000     36,250
  Unamortized debt expense .....................      3,623      3,545
  Fair value of derivative instruments .........         --     12,570
  Bond defeasance escrow .......................         --     18,612
  Other ........................................      5,679     26,793
                                                   --------   --------
    Total Deferred Charges and Other Assets ....    191,544    176,513
                                                   --------   --------

TOTAL ASSETS ...................................   $945,966   $915,859
                                                   ========   ========

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

CAPITALIZATION AND LIABILITIES                    December 31,
                                               2002         2001
                                               ----         ----
Capitalization
 Common Stock Equity
   Common stock, $5 par value (Note 6) .   $  84,311    $  84,311
   Paid-in capital (Note 6) ............     174,980      174,980
   Retained earnings ...................      10,140        9,777
   Capital stock expense ...............      (5,288)      (5,791)
                                           ---------    ---------
    Total Common Stock Equity ..........     264,143      263,277
                                           ---------    ---------

 Cumulative Preferred Stock (Note 6)
   Not subject to mandatory redemption .      21,030       21,030
   Subject to mandatory redemption .....      12,500       35,000
                                           ---------    ---------
    Total Cumulative Preferred Stock ...      33,530       56,030
                                           ---------    ---------

 Long-term Debt (Note 7) ...............     269,877      215,874
                                           ---------    ---------
    Total Capitalization ...............     567,550      535,181
                                           ---------    ---------

Current Liabilities
 Current maturities of long-term debt ..      15,000       20,000
 Accounts payable ......................      37,066       32,125
 Accrued interest ......................       4,273        2,538
 Dividends payable .....................         451          807
 Accrued vacation and payroll ..........       4,891        4,914
 Customer deposits .....................       5,268        5,032
 Other .................................       8,688       10,531
                                           ---------    ---------
    Total Current Liabilities ..........      75,637       75,947
                                           ---------    ---------

Deferred Credits and Other Liabilities
 Regulatory liabilities (Note 2) .......     192,074      237,116
 Operating reserves ....................       4,912        4,853
 Deferred gain - sale of plants ........      19,774       24,568
 Accrued environmental remediation costs      18,304        6,059
 Accrued OPEB costs ....................       4,514        3,500
 Other .................................       8,247        8,436
                                           ---------    ---------
  Total Deferred Credits and
   other liabilities ...................     247,825      284,532
                                           ---------    ---------

Accumulated Deferred Income Tax (Note 4)      54,954       20,199
                                           ---------    ---------

 TOTAL CAPITALIZATION AND LIABILITIES ..   $ 945,966    $ 915,859
                                           =========    =========

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                       Year ended December 31,
                                                    2002         2001         2000
                                                    ----         ----         ----
Operating Activities
  Net Income ................................   $  32,524    $  44,178    $  52,595
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
       Depreciation, amortization and
        nuclear fuel amortization ...........      26,808       30,315       51,757
     Deferred income taxes, net .............      25,984        1,765        2,940
     Nine Mile 2 Plant deferred finance
       charges, net .........................          --           22       (3,286)
     Provision for uncollectibles ...........       3,062        2,614        3,350
     Accrued/deferred pension costs .........     (19,561)     (17,304)     (13,789)
     Amortization of fossil plant incentive .      (4,794)      (5,393)          --
     Other - net ............................       5,799       23,324       10,380
  Changes in operating assets and
     liabilities, net:
     Accounts receivable, unbilled
       revenues and other receivables .......       3,536       39,003      (30,617)
     Fuel, materials and supplies ...........       1,408       (4,668)       2,825
     Special deposits and prepayments .......        (931)       1,334          195
     Contribution - prefunded pension costs .     (32,000)          --           --
     Accounts payable .......................       4,941       (4,594)       8,693
     Accrued taxes and interest .............       9,004      (57,857)      12,508
     Deferred taxes related to sale of plants
      and Nine Mile 2 Plant write-off .......          --     (259,494)          --
     Deferred gas costs .....................       3,014       (3,388)      (4,769)
     Customer benefit and carrying charge -
     net ....................................     (23,859)      (8,509)          --
     Other - net ............................      (2,011)      12,175          452
                                                ---------    ---------    ---------
  Net cash provided by (used in) operating
   activities ...............................      32,924     (206,477)      93,234
                                                ---------    ---------    ---------

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                  2002        2001        2000
                                                  ----        ----        ----
Investing Activities
 Proceeds from sale of principal generating
    facilities ............................          --     770,835          --
  Mortgage receivable - sale of
   Nine Mile 2 Plant ......................      28,885     (29,688)         --
  Additions to plant ......................     (65,830)    (60,469)    (58,656)
  Net return of equity from subsidiaries ..          --         (76)     23,500
  Nine Mile 2 Plant decommissioning
   trust fund (Note 3) ....................          --        (737)       (868)
  Other - net .............................        (875)     19,579        (854)
                                              ---------   ---------   ---------
  Net cash (used in) provided by investing
   activities .............................     (37,820)    699,444     (36,878)
                                              ---------   ---------   ---------

Financing Activities
  Proceeds from issuance of
    long-term debt ........................      69,000          --      47,500
  Retirement of preferred stock ...........     (22,500)         --          --
  Repayments of short-term debt, net ......          --     (25,000)    (25,000)
  Repayments of long-term debt ............          --    (147,630)    (35,100)
  Dividends paid on cumulative preferred
   and common stock .......................     (32,517)    (35,130)    (37,830)
  Defeasance of long-term debt ............          --     (39,281)         --
  Special dividend to parent ..............          --    (212,000)         --
  Issuance and redemption costs ...........      (1,962)     (3,341)       (403)
                                              ---------   ---------   ---------
  Net cash provided by (used in) financing
    activities ............................      12,021    (462,382)    (50,833)
                                              ---------   ---------   ---------

Net Change in Cash and Cash
 Equivalents ..............................       7,125      30,585       5,523
Cash and Cash Equivalents at
 Beginning of Year ........................      47,864      17,279      11,756
                                              ---------   ---------   ---------
Cash and Cash Equivalents at End
 of Year ..................................   $  54,989   $  47,864   $  17,279
                                              =========   =========   =========

Supplemental Disclosure of Cash
 Flow Information
    Interest paid .........................   $  10,740   $  19,817   $  22,922
    Federal and State income taxes paid ...       5,068     269,567      22,300

   The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      This is a combined report of CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"), a wholly owned subsidiary of Energy Group. The Notes to the Consolidated Financial Statements apply to the Consolidated Financial Statements of both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, including Central Hudson. Energy Group's Consolidated Financial Statements, following a one-for-one common stock share exchange with Central Hudson effective on December 15, 1999 (the "Holding Company Restructuring") have been prepared from Central Hudson's prior period consolidated financial statements.

      Central Hudson and the competitive business subsidiaries (as hereinafter defined) are each wholly owned, directly or indirectly, by Energy Group. Their businesses are comprised of an electric and natural gas utility, cogeneration, fuel distribution, energy management, and electric and natural gas sales.

Principles of Consolidation

      Upon the Holding Company Restructuring, Central Hudson became a wholly owned subsidiary of Energy Group. In addition, Central Hudson Energy Services, Inc. ("CH Services") became a wholly owned subsidiary of Energy Group for the purpose of becoming the holding company parent of Central Hudson Enterprises Corporation ("CHEC"), SCASCO, Inc. ("SCASCO"), Prime Industrial Energy Services, Inc. ("Prime Industrial"), CH Syracuse Properties, Inc. ("CH Syracuse"), CH Niagara Properties, Inc. ("CH Niagara"), CH Resources, Inc. ("CH Resources"), and Greene Point Development Corporation ("Greene Point").

      In November 2002, the Boards of Directors of Energy Group and the competitive business subsidiaries approved a reorganization of the competitive business subsidiaries, effective December 31, 2002. CH Services, which had been the holding company parent of all competitive business subsidiaries of Energy Group, was merged into Energy Group, CHEC replaced CH Services as the holding company parent of the remaining competitive business subsidiaries, Griffith Energy Services, Inc. ("Griffith Energy") and SCASCO. In addition, Greene Point and Prime Industrial were merged into CHEC, effective the same date. CHEC, Griffith Energy, and SCASCO are hereinafter referred to collectively as the "competitive business subsidiaries."

      Phoenix Development Company, Inc. remains a wholly owned subsidiary of Central Hudson. See Note 2 - "Regulatory Matters," under the caption "Competitive Opportunities Proceeding Settlement Agreement" for further details regarding the Holding Company Restructuring.

      Energy Group's Consolidated Financial Statements include the accounts of Energy Group, Central Hudson and the competitive business subsidiaries. Intercompany balances and transactions have been eliminated.

Rates, Revenues and Cost Adjustment Clauses

      Central Hudson's electric and natural gas retail rates are regulated by the Public Service Commission of the State of New York ("PSC"). Transmission rates, facilities charges, and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC").

      Central Hudson's tariff for retail electric service includes a purchased electricity cost adjustment clause by which electric rates are adjusted to collect actual purchased electricity costs incurred in providing service. Central Hudson's tariff for natural gas service contains a comparable clause to collect actual costs incurred in purchasing natural gas.

Revenue Recognition

      Central Hudson records revenue on the basis of meters read. In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month. The estimate covers the thirty (30) days subsequent to the meter-read date through the end of the accounting period.

      Revenues are recognized by the competitive business subsidiaries when products are delivered to customers or services have been rendered.

Utility Plant - Central Hudson

      The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits, and an Allowance for the Funds Used During Construction ("AFDC") as defined below. Replacement of minor items of property is included in operating expenses.

      The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service.

Allowance For Funds Used During Construction

      Central Hudson's regulated utility plant includes AFDC, which is defined in applicable regulatory systems as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFDC rate was 6.75% in 2002, 8.25% in 2001, and 6.50% in 2000.

Depreciation and Amortization

      For financial statement purposes, Central Hudson's depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties. Central Hudson performs depreciation studies on a continuing basis and, upon approval by the PSC, periodically adjusts the depreciation rates of its various classes of depreciable property.

      Central Hudson's composite rates for depreciation were 3.20% in 2002, 3.17% in 2001, and 3.21% in 2000 in each case of the original cost of average depreciable property. The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31 was 41.5% in 2002, 41.2% in 2001, and 42.1% in 2000.

      For financial statement purposes, the competitive business subsidiaries' depreciation provisions are computed on the straight-line method using depreciation rates based on the estimated useful lives of the depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

Goodwill and Other Intangible Assets

      Goodwill, customer lists, and covenants not to compete associated with acquisitions are included in intangible assets. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized against earnings, but instead be periodically reviewed for impairment. The amortization of goodwill related to all acquisitions made by the competitive business subsidiaries ceased upon adoption of SFAS 142 by Energy Group on January 1, 2002, which favorably impacted Energy Group's results of operations by $1.6 million for the year ended December 31, 2002. Upon implementation of SFAS 142, the competitive business subsidiaries tested the goodwill remaining on the balance sheet for impairment by measuring future expected cash flows using historical profit margins of the companies acquired by the competitive business subsidiaries and confirmed that no impairment existed.

      In accordance with SFAS 142, intangible assets that have finite useful lives continue to be amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of currently experienced customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a 10-year amortization period were used, annual amortization expense would increase by approximately $847,000. The useful life of a covenant not to compete is based on the term of each covenant, generally between two to ten years.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

                                      December 31, 2002              December 31, 2001
                                      -----------------              -----------------
                              Gross Carrying    Accumulated   Gross Carrying   Accumulated
                                 Amount        Amortization      Amount       Amortization
                                 ------        ------------      ------       ------------
Customer Lists                   $36,287         $ 5,932         $35,656         $ 3,248

Covenants Not To Compete           1,439             506           1,379             328
                                 -------         -------         -------         -------

Total Amortizable
Intangibles                      $37,726         $ 6,438         $37,035         $ 3,576
                                 =======         =======         =======         =======

      Amortization expense was $2.9 million, excluding goodwill, and $5.1 million, including goodwill, for the years ended December 31, 2002 and 2001, respectively. The estimated amortization expense for each of the next five years, assuming no new acquisitions, is as follows (thousands of dollars):

                              2003       $2,782
                              2004       $2,490
                              2005       $2,488
                              2006       $2,463
                              2007       $2,450

      The carrying amount for goodwill not subject to amortization was $46.7 million and $46.1 million, as of December 31, 2002 and December 31, 2001, respectively. During 2002, the competitive business subsidiaries recognized an impairment loss on goodwill of $92,000 associated with assets purchased from an energy services company specializing in energy efficiency projects; this loss is included in Other Expenses of Operations - Competitive Business Subsidiaries. The impairment was caused by negative cash flows and the loss of key employees relating to the assets acquired. The competitive business subsidiaries retested the goodwill balance at December 31, 2002 and found no further impairment.

      Pro forma earnings of Energy Group as a result of the changes associated with SFAS 142 were as follows:

                                                         For the Year
                                                       Ended December 31
                                                 ----------------------------
                                                      2002           2001
                                                      ----           ----
Net Income:
    Reported net income                          $    41,281      $    50,835
    Add back goodwill amortization                        --            1,598
                                                 -----------      -----------
    Adjusted net income                          $    41,281      $    52,433
                                                 ===========      ===========

Earnings per Share (basic and diluted)
    Reported net income                          $      2.53      $      3.11
    Add back goodwill amortization                        --              .09
                                                 -----------      -----------
    Adjusted net income                          $      2.53      $      3.20
                                                 ===========      ===========

Acquisitions

      In January 2003, Griffith Energy acquired certain assets of two companies for $7.5 million. The amount charged to intangible assets (including goodwill) was $6.9 million, of which $3.7 million was charged to goodwill. During 2002, Griffith Energy acquired the operating assets of two companies. The total amount paid for these assets was $1.5 million and both acquisitions have been accounted for using the purchase method of accounting. The amount charged to intangible assets (including goodwill) was $1.4 million, of which $0.7 million was charged to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts.

Discontinued Operations

      On December 21, 2001, CH Services entered into an agreement to sell all of its stock ownership interest in CH Resources and its subsidiaries, CH Syracuse and CH Niagara, to WPS Power Development, Inc., a Wisconsin corporation. The sale closed on May 31, 2002.

      The sale was accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Emerging Issues Task Force ("EITF") Abstract 85-36, Discontinued Operations with Expected Gain and Interim Operating Losses. CH Resources' principal assets at the sale closing date were three electric generating facilities consisting of fixed assets of $32.3 million, inventory of $3.2 million, and other assets of $7.1 million. The sale proceeds of $58.4 million resulted in a gain of $7.1 million (net of income taxes of $5.2 million). A net operating loss of $2.2 million (net of an income tax benefit of $1.4 million) was recorded in 2002. Therefore, the net income from discontinued operations in 2002 was $4.9 million.

      In December 2001, CH Resources, in accordance with the accounting pronouncements noted above, deferred a net operating loss of $293,000 for offset against the expected gain on the date of disposal. This operating loss is included in the $2.2 million loss recorded in 2002. The Consolidated Income Statement for Energy Group for the year ended December 31, 2001 does not include any operating results for CH Resources related to December 2001 operations. The deferred net income effect is reflected as part of Special Deposits and Prepayments on Energy Group's Consolidated Balance Sheet at December 31, 2001.

Cash and Cash Equivalents

      For purposes of the Consolidated Statement of Cash Flows, Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

Stock-Based Compensation

      At December 31, 2002, Energy Group had a stock-based employee compensation plan that is described more fully in Note 9. Energy Group as permitted by SFAS 123, "Accounting for Stock-Based Compensation," has accounted for this plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in 2000, 2001, or 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, Energy Group is adopting the fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation utilizing the modified prospective method under the provisions of FASB Statement No.148, Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation cost recognized in 2003 will be that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                     Year Ended December 31
                                                     ----------------------
       (In Thousands)                             2002        2001        2000
                                                  ----        ----        ----

Net income, as reported                        $ 41,281    $ 50,835    $ 50,973

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                        (41)       (107)        (16)
                                               --------    --------    --------

Pro forma net income                           $ 41,240    $ 50,728    $ 50,957
                                               ========    ========    ========

Earnings per share:
         Basic and diluted - as reported       $   2.53    $   3.11    $   3.05
                                               ========    ========    ========

         Basic and diluted - pro forma         $   2.53    $   3.10    $   3.05
                                               ========    ========    ========

Investments in Marketable Securities

      Marketable Securities include debt and equity instruments. Debt securities and publicly traded equity securities are classified as available-for-sale and are marked to market using the specific identification method; unrealized gains and losses are reflected in Other Comprehensive Income.

Investments in Limited Partnerships

      These investments are accounted for under the equity method. Unrealized gains and losses on these investments are recognized in Other Comprehensive Income.

Income Tax

      Energy Group and its subsidiaries file consolidated federal and state income tax returns. Federal and state income taxes are allocated to operating expenses and to other income and deductions in the Consolidated Statement of Income. Income taxes are deferred under the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues. For federal and state income tax purposes, Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets. For state income tax purposes, Central Hudson uses book depreciation for property placed in service in 1999 or earlier in accordance with transition property rules under Article 9-A of the New York State Tax Law. For more information, see Note 4 - "Income Tax."

Use of Estimates

      Preparation of the financial statements in accordance with generally accepted accounting principles includes the use of estimates and assumptions by Management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimated. Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), the reserve for uncollectible accounts, other operating reserves, and unbilled revenues. Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties (as described in Note 1 under the caption "Depreciation and Amortization"). Amortizable intangible assets include the amortization of customer lists related to CH Services' operations, which is based on an assessment of customer turnover (as described in Note 1 under the caption "Goodwill and Other Intangible Assets"). Depreciation and amortization amounts included in Energy Group income for years 2002 and 2001 are $31.2 million and $35.6 million, respectively.

      Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration for special collection issues. The estimates for other operating reserves are based on assessments of future obligations as it relates to injuries and damages and workers compensation claims. A summary of the activity in these reserves, including charges to expense, for years 2000 through 2002 can be found on Schedule II - Reserves for both Energy Group and Central Hudson. Unbilled revenues are determined based on the estimated sales for each account that have not yet been billed by Central Hudson. The estimation methods used in determining the sales are the same methods used for billing customers when actual meter readings cannot be obtained. Central Hudson has several estimation routines and the routine used for each account is dependent on the billing history data available for each classification of customer. Revenues for 2002 include an estimate of $5.3 million for unbilled revenues and 2001 includes an estimate of $4.8 million.

      Estimates are also reflected for certain commitments and contingencies, where there is sufficient basis to project a future obligation. Disclosures related to same can be found in Note 11 - "Commitments and Contingencies."

Related Party Transactions

      Thompson Hine LLP (formerly Gould & Wilkie LLP) serves as general counsel to Energy Group and Central Hudson. A partner in that firm serves as Assistant Secretary of each corporation. This Assistant Secretary appointment serves to assist in closure of specified transactions in the ordinary course of business. While this partner receives no additional compensation for his role as Assistant Secretary, time spent performing the duties of Assistant Secretary is charged to the Energy Group on an hourly basis. The combined fees paid by Energy Group and Central Hudson to Thompson Hine LLP (formerly Gould & Wilkie LLP) during 2000 through 2002 range from $2.5 to $3.2 million annually.

      During 2002, SCASCO purchased certain operating locations from an entity owned by an officer of SCASCO for $500,000. The locations consisted of office and warehouse facilities, as well as bulk fuel storage facilities.

Parental Guarantees

      Energy Group and certain of the competitive business subsidiaries have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes. In addition, Energy Group has agreed to guarantee the post-closing obligations of CH Services under the agreement related to the sale of CH Resources, which guarantee now applies to CHEC. See Note 11 under the caption "CH Services."

      The guarantees described have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to natural gas, heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At December 31, 2002, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $1.4 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in the consolidated balance sheet.

Product Warranties

      The fuel distribution subsidiaries offer a multi-year warranty on heating system installations and multi-year service contracts as an incentive to new heating oil delivery customers. The fuel distribution companies have recorded a liability for the estimated costs of fulfilling their respective obligations under these warranty and service contracts. The amount of these liabilities was approximately $1 million at both December 31, 2002 and 2001. The accounting policy and methodology used to determine the subsidiary's liability for these product warranties is to accrue the present value of future warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended in June 2000 by FASB Statement No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities (as amended, "SFAS 133"), which established accounting and reporting requirements for derivative instruments and hedging activities. The standard requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities in the balance sheet with the corresponding unrealized gains or losses recognized in earnings. SFAS 133 permits the deferral of unrealized hedge gains and losses, under stringent hedge accounting provisions, until the hedged transaction is realized. The standard also provides an exception for certain derivative transactions that qualify as "normal purchases and normal sales." Transactions that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business are exempt from SFAS 133.

      As part of its adoption of SFAS 133, Energy Group recognized a net of tax transition adjustment of $(1.9) million in Other Comprehensive Income ("OCI") at January 1, 2001. This amount represents the cumulative effect of a change in accounting principle for unrealized losses when certain derivatives owned by CH Services were redesignated as cash flow hedges. This adjustment was reversed by December 31, 2001, as the actual related gains and losses were realized during the period from January 2001 to December 2001. The actual gains and losses served to offset the variability in cash flows related to the energy transactions hedged.

      Central Hudson uses derivative instruments to hedge the exposure variability in the prices of natural gas and electricity as well as to variability in interest rates for its variable rate long-term debt. These derivatives are not designated as hedges under the provisions of SFAS 133, and derivatives existing at January 1, 2001 were not redesignated as hedges as the related gains and losses are included as part of Central Hudson's commodity cost and/or price reconciled in its natural gas and electricity cost adjustment charge clauses. The premium related to the interest rate hedge, as well as any related actual gains, is deferred as part of the true-up mechanism authorized by the PSC for the variable long-term debt. The earnings impact from these derivatives is, therefore, deferred for refund to, or recovery from, customers under these regulatory adjustment mechanisms. The total fair value (net unrealized gain) of Central Hudson derivatives at December 31, 2002 is $2.7 million as compared to a fair value of $25.6 million at December 31, 2001. The reduction in fair value of $22.9 million is due largely to the reconversion of Central Hudson's financial multi-year transition electricity purchase agreement ("TPA") with Dynegy (as hereinafter defined) to a physical arrangement on June 1, 2002. See the subcaption "Sale of Principal Generating Facilities" in Note 2 for additional information on the TPA. Actual net gains of $635,000 were recognized in 2002, which served to reduce energy costs recovered through Central Hudson's electric and natural gas cost adjustment clauses. This compares to a total net gain of $13.2 million recognized in 2001.

      CH Services (now CHEC) uses derivative instruments to hedge variability in the price of natural gas and heating oil purchased for resale. These derivatives are designated as either fair value hedges or cash flow hedges under the provisions of SFAS 133 and are accounted for under the deferral method with actual gains and losses from the hedging activity included in the cost of sales as the hedged transaction occurs. The put and call options entered into have been highly effective with no gains or losses from ineffectiveness recorded in 2002. The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid for these derivative instruments. These premiums, which are not material, are expensed based on the change in their respective fair value. At December 31, 2002, CH Services has open put and call options hedging firm commitments and forecasted requirements for the purchase of heating oil. The fair values of these derivative instruments at December 31, 2002 and at December 31, 2001 were not material. Actual net gains for 2002, which served to offset corresponding increases in the cost or price of the related commodity transactions, were not material. In 2001, a net gain of $3.8 million was recognized. The large decrease in gains from 2001 to 2002 is attributable to derivatives that hedged commodity transactions for operations that were discontinued effective December 1, 2001. The total derivative balance at December 31, 2001 for CH Services, of $8.6 million, also included $5.6 million of derivatives related to these discontinued operations.

      In addition to the above, Energy Group and its subsidiary companies have entered into weather derivative contracts to hedge the effect on earnings due to significant variances in weather conditions from normal patterns. Weather derivative contracts are not subject to SFAS

133 provisions and are accounted for in accordance with EITF Statement 99-2, Accounting for Weather Derivatives ("EITF 99-2"). Contracts were entered into for both the 2002 cooling season and the 2002-2003 heating season. These weather derivatives were structured based on put and call strike levels with a deadband and an aggregate settlement cap of $5.0 million. In 2002, a total net realized loss of $363,000 related to weather derivative contracts was recorded. A gain of $2.8 million was recorded in 2001. In each case these amounts partially offset variations in revenues experienced due to the actual weather patterns that occurred in each period. Contracts were entered into to cover the months of January and February 2003, with an aggregate settlement cap of $5.9 million.

New Accounting Standards and Other FASB Projects

      Asset Retirement Obligations

      On July 5, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-related costs in other industries that are incurred at any time during the life of an asset. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is shown at its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for the calendar year that begins January 1, 2003. This new accounting standard is not expected to impact the financial condition, results of operations, or cash flows of Energy Group and/or its subsidiaries at this time.

      Long-Lived Assets

      In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. Whether reported in continuing or discontinued operations, an impairment loss is the amount by which the carrying amount of the long-lived asset exceeds its fair value. SFAS 144 also contains specific accounting and financial reporting criteria for the disposal of a long-lived asset either by sale or other than by sale. The standard is effective for Energy Group's 2002 fiscal year and subsequent fiscal years. The change in accounting had no impact on either Energy Group's or Central Hudson's results of operations. Both Energy Group and Central Hudson have reviewed their assets under these impairment standards and found no impairment.

      Property, Plant and Equipment

      During the second quarter of 2001, the FASB issued an Exposure Draft entitled Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment, that would amend certain Accounting Principles Board Opinions and FASB Statements to incorporate changes resulting from the issuance of a proposed American Institute of Certified Public Accountants Statement of Position ("SOP"), Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. The proposed SOP addresses diversity in accounting for expenditures related to property, plant and equipment ("PP&E"), including improvements, replacements, betterments, additions, repairs, and maintenance, as well as accounting and disclosure issues regarding accounting for PP&E costs as either capital or expense. The proposed SOP also addresses capitalization of indirect and overhead costs and component accounting for PP&E. The FASB Exposure Draft proposes to amend APB Opinion No. 28, Interim Financial Reporting, so the provisions of the proposed SOP requiring certain costs to be charged to expense as incurred would also apply to interim periods.

      At this time the FASB proposal is not expected to be released until sometime in 2003, and a proposed effective date will be disclosed by the FASB at that time.

      Neither Energy Group nor Central Hudson can currently predict the ultimate form of the proposed accounting standard (assuming it is adopted) nor can they make any prediction as to its ultimate effect(s) on the financial condition, results of operations, or cash flows of Energy Group and/or its subsidiaries.

      Guarantor's Accounting and Disclosure Requirements for Guarantees

      In November 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the "Interpretation"). The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. For Energy Group and Central Hudson, disclosure requirements are effective with the 2002 financial statements contained in this report.

      The application of this Interpretation is not expected to materially impact the financial condition, results of operations, and cash flows of Energy Group and/or its subsidiaries.

      Stock-Based Compensation

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). For information regarding Energy Group's accounting for stock-based compensation, see Note 9.

NOTE 2 - REGULATORY MATTERS

Competitive Opportunities Proceeding Settlement Agreement

      In response to the May 1996 Order of the PSC issued in its generic Competitive Opportunities Proceeding, Central Hudson, the PSC Staff and certain other parties entered into an Amended and Restated Settlement Agreement, dated January 2, 1998. The PSC approved the Amended and Restated Settlement Agreement by its final Order issued and effective June 30, 1998, for which a final amendment was issued and approved as of March 7, 2000 (hereinafter called the "Agreement").

      The Agreement, which expired on June 30, 2001, included the following major provisions which survive its expiration date: (i) certain limitations on ownership of electric generation facilities by Central Hudson and its affiliates in Central Hudson's franchise territory; (ii) standards of conduct in transactions Central Hudson, Energy Group, and the competitive business subsidiaries; (iii) prohibitions against Central Hudson making loans to Energy Group or any other subsidiary of Energy Group and on Central Hudson guaranteeing debt of Energy Group or any other subsidiary of Energy Group; (iv) limitations on the transfer of Central Hudson employees to Energy Group or other Energy Group subsidiaries, and the use of Central Hudson officers in common with Energy Group or other Energy Group subsidiaries; (v) certain dividend payment restrictions on Central Hudson, and (vi) treatment of savings up to the amount of an acquisition's or merger's premium or costs flowing from a merger with another utility company.

Regulatory Accounting Policies

      Central Hudson follows generally accepted accounting principles, which, for regulated public utilities, include Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). Under SFAS 71, regulated companies apply AFDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities (see Note 2 under the caption "Summary of Regulatory Assets and Liabilities") when it is probable that those costs and credits will be recoverable through the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities are then either eliminated by offset against each other or reflected in the income statement in the period in which the same amounts are reflected in rates. In addition, current accounting practices reflect the regulatory accounting authorized in the most recent Settlement Agreement or Rate Order.

Sales of Principal Generating Facilities

      Pursuant to the Agreement, on January 30, 2001 Central Hudson, after a competitive bidding process, sold its Danskammer Point Steam Electric Generating Station ("Danskammer Plant") and its interest in the Roseton Electric Generating Station ("Roseton Plant") to affiliates of Dynegy Power Corp. (collectively, "Dynegy") for $713 million. By Order issued and effective October 26, 2001 ("Nine Mile 2 Order"), the PSC authorized the sale of Central Hudson's interest in the Nine Mile 2 Nuclear Generating Plant ("Nine Mile 2 Plant"). The Danskammer Plant, the Roseton Plant, and the Nine Mile 2 Plant are referred to collectively herein as the "principal generating facilities." On November 7, 2001, Central Hudson sold its interest in the Nine Mile 2 Plant to an affiliate of Constellation Nuclear LLC ("Constellation") for approximately $58.2 million, of which $28.4 million was paid in cash with the remaining principal to be paid under a five year, 11% promissory note, all subject to certain post-closing adjustments. On April 12, 2002, Constellation elected to pay the then remaining balance of $29.8 million on the promissory note. Central Hudson's net gain after tax from these sales was used to recover the book value and the net regulatory assets related to Central Hudson's interests in its principal generating facilities.

      Despite these sales, Central Hudson remains obligated to serve its retail electric customers. Under the Agreement, Central Hudson's retail customers may elect to procure electricity from third party suppliers, or may continue to rely on Central Hudson. No prediction can be made as to the amount of service that Central Hudson will be obligated to provide or the cost or availability of electricity to satisfy Central Hudson's retail customers' requirements. To partially supply these customers, Central Hudson entered into a Transition Power Agreement

("TPA") with Dynegy to purchase capacity and energy from January 30, 2001 through October 31, 2003. On July 1, 2001, the TPA was converted from a physical to a financial arrangement. Under the terms of the modified arrangement, Central Hudson purchased electric energy volumes covered by the TPA at market prices and then settled with Dynegy for differences between those market prices and the fixed prices stipulated in the TPA. This financial arrangement qualified as a derivative under SFAS 133 (See Note 1 - "Summary of Significant Accounting Policies," under the subcaption "Accounting for Derivative Instruments and Hedging Activities"). On June 1, 2002, Central Hudson converted the TPA back to a physical arrangement. On August 2, 2002, Central Hudson exercised an option to extend the TPA through October 31, 2004. Central Hudson also entered into an agreement with Constellation to purchase capacity and energy from the Nine Mile 2 Plant during the ten-year period beginning on the sale of that plant on November 7, 2001. In the case of each of the TPA and the Constellation agreements, electricity will be purchased at defined prices that escalate over the lives of the respective contracts. The capacity and energy supplied under these two agreements in 2002 was sufficient to supply approximately 56% of Central Hudson's retail customer requirements. On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices to January 1, 2005 to and including December 31, 2007.

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson's regulatory assets and liabilities:

At December 31,                                              2002          2001
--------------------------------------------------------------------------------
Regulatory Assets (Debits):                                  (In Thousands)
Deferred electric and natural gas purchased costs
  (Note 1) ............................................  $  15,359    $  24,954
Income taxes recoverable
  through future rates ................................      1,519       (2,987)
Deferred manufactured gas sites (Note 11) .............     12,760           --
Deferred pension costs undercollection
 (Note 8) .............................................     15,943          915
Deferred OPEB costs undercollection
 (Note 8) .............................................      2,617           25
Carrying charges - pension reserve (Note 8) ...........      8,863        2,453
Deferred debt expense on reacquired debt
  (Note 7) ............................................      9,489        9,390
Other .................................................      7,450        1,500
                                                         ---------    ---------
  Total Regulatory Assets .............................  $  74,000    $  36,250
                                                         ---------    ---------

Regulatory Liabilities (Credits):
FAS 133 - deferred change in fair value
 (Note 1) .............................................  $   2,715    $  25,642
Income taxes refundable ...............................      1,568        5,834
Deferred Nine Mile 2 Plant costs overcollection .......      1,508        1,318
Customer benefit fund .................................    171,887      195,746
Other .................................................     14,396        8,576
                                                         ---------    ---------
  Total Regulatory Liabilities ........................  $ 192,074    $ 237,116
                                                         ---------    ---------

     Net Regulatory (Liabilities) Assets ..............  $(118,074)   $(200,866)
                                                         =========    =========

      The significant regulatory assets and liabilities include:

      Income Taxes Recoverable/Refundable: The adoption of SFAS 109 in 1993 increased Central Hudson's net deferred taxes. As it is probable that the related balances will be either recoverable from or refundable to customers, Central Hudson established a net regulatory asset for the recoverable future taxes and a net regulatory liability for balances refundable to customers. The SFAS 109 amounts related to the principal generating facilities were eliminated at the time of the sales of Central Hudson's interests in the respective plants, with no impact on earnings.

      Carrying Charges - Pension Reserves: Under the policy of the PSC regarding pension costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to the Retirement Plan.

      Deferred Nine Mile 2 Plant Costs: The PSC Order on Nine Mile 2 Plant Operating and Capital Forecast for 1996 ("Supplement No. 5") provided for the deferral of the difference between actual and authorized operating and maintenance expenses for the Nine Mile 2 Plant. Central Hudson's interest in the Nine Mile 2 Plant was sold in November 2001. The regulatory liability recorded represents the residual overcollection balance and related carrying charges due customers.

      Customer Benefit Fund: The Agreement required that Central Hudson make available $10 million per calendar year of the Agreement in a Customer Benefit Fund to fund rate reductions and retail access options. Funding sources included $3 million from shareholder sources, $3.5 million from fuel cost savings generated by the installation of a coal dock unloading facility at the Danskammer Plant, and $3.5 million from deferred credits related to the reconciliation of rate allowances compared to actual costs for pension and other post-employment benefit costs. The Agreement also stipulated that unused funds accumulated to the end of the Agreement's term be used to offset strandable costs or to provide other benefits to ratepayers. The terms of the Customer Benefit Fund were later supplemented as described in the following caption, "Rate Proceedings - Electric and Natural Gas."

Rate Proceedings - Electric and Natural Gas

      On August 1, 2000, Central Hudson filed an electric and natural gas case with the PSC which proposed, among other things: (a) unbundled natural gas and electric delivery rates, (b) purchased electricity and natural gas cost recovery mechanisms, (c) retail choice for all customers, (d) a return on equity of 12%,
(e) removal of all fossil production costs from rates, (f) enhanced electric reliability programs, and (g) a performance incentive and penalty system to reflect Central Hudson's performance in meeting important customer service objectives. New electric and natural gas delivery prices resulting from this filing were to go into effect on July 1, 2001 at the expiration of the Agreement.

      After full evidentiary hearings and several public hearings, a recommended decision was issued by an Administrative Law Judge on April 24, 2001. This recommended decision called for a number of modifications to Central Hudson's filing but recommended further negotiations among the parties on rate and other issues. To allow for negotiations and PSC review of any resulting proposal, Central Hudson waived the expiration of the statutory suspension period through October 31, 2001. On August 21, 2001, after numerous negotiation sessions, a joint proposal was filed by the Company, PSC Staff, and other parties to the case.

      On October 25, 2001 the PSC issued its Order Establishing Rates in the proceeding ("Rate Order") incorporating the provisions of the joint proposal. New rates became effective November 1, 2001. All accounting related to the rate proceeding and any offsetting balances, which would have resulted as if the new rates had been in effect on July 1, 2001, were reconciled.

      Significant terms and conditions of the joint proposal and the Rate Order are: (i) a three year term, beginning July 1, 2001, with a Central Hudson option to extend the Rate Order for up to two years; (ii) electric delivery rates were reduced by 1.2% and then frozen at rates in effect on June 30, 2001, for the remainder of the term of the Rate Order and natural gas delivery rates were frozen for the term of the Rate Order; (iii) Central Hudson will continue to purchase electricity and natural gas for its full service customers and will recover these costs from customers through energy adjustment mechanisms; (iv) customer charges were and will be increased and volumetric delivery charges were reduced; (v) customer bills will be formatted to show the market price of electricity in order to encourage competition and enhance customer migration to third party energy suppliers; (vi) electric customers will receive refunds of $25 million annually for each of the first three (3) years the Rate Order is effective; (vii) Central Hudson will be allowed a base return on equity ("ROE") of 10.3% on the equity portion of its rate base (approximately $250 million);
(viii) the common equity ratio will be capped, for purposes of the PSC's ROE calculation, at 47% in the first year of the Rate Order and decline 1% per year in each of the following two (2) years; (ix) earnings above the 10.3% base ROE will be retained by Central Hudson up to 11.3%, with an equal sharing of earnings between customers and Central Hudson, between 11.3% and 14%, and earnings above 14% will be added to the Customer Benefit Fund; (x) the establishment of customer service standards with associated penalties if standards are not met and enhanced low income and customer education programs; and (xi) excess proceeds from the sales of Central Hudson's interests in its principal generating facilities and net deferred regulatory accounts approximating $169 million (net of tax) were made available for the Customer Benefit Fund and a portion of such Fund was directed to be used as follows:

      1)   Customer refunds                      $45.0 million (after tax)
      2)   Rate base reduction                   $42.5 million (after tax)
      3)   Enhanced electric
           reliability program                   $13.0 million (after tax)
      4)   Offset of manufactured gas
           plant site remediation costs          $12.6 million (after tax)

      Also included in the Rate Order and the Nine Mile 2 Order were approval for Central Hudson to recognize $19.8 million of tax benefits related to the sales of its interests in its principal generating facilities, offset by $11.4 million of after-tax contributions by Central Hudson to the Customer Benefit Fund, or a net benefit to shareholders of $8.4 million, which amount was recorded in the fourth quarter of 2001. Central Hudson has or will additionally recognize net income for shareholders under a prior PSC regulatory settlement as follows: $2.9 million in 2002, $5.9 million in 2003, and $5.9 million in 2004. These tax benefits and prior settlement-related amounts are excluded from the earnings that are subject to the ROE sharing formula described above.

      On October 3, 2002, the PSC issued two additional orders in the electric rate proceeding. The first such order authorized and directed Central Hudson to refund to electric customers an additional $10 million in aggregate from the Customer Benefit

Fund over the period November 1, 2002 through June 30, 2004. The second such order authorized the implementation of an $11 million Economic Development Program to be funded from the Customer Benefit Fund over a period of five years.

FERC Restructuring and Independent System Operator

      In its Order No. 888, the FERC directed jurisdictional transmission owners to restructure their operations to promote open transmission access. As proposed in response to Order 888 and as approved by the FERC, on December 1, 1999, the New York State Independent System Operator ("NYS ISO") was created and given responsibility for the operation of the New York State transmission system.

      The NYS ISO is a not-for-profit New York corporation open to buyers, sellers, consumers, and transmission owners, each of which are represented on its Management Committee. As part of the restructuring, a New York State Reliability Council ("Reliability Council") was also established. The Reliability Council is governed by a committee comprised of transmission owners and representatives of buyers, sellers, and consumer and environmental groups. The Reliability Council promotes and preserves the reliability of the bulk power system within New York State through its promulgation of reliability rules; the NYS ISO develops the procedures necessary to operate the system within those reliability rules. Central Hudson is a member of the NYS ISO and the Reliability Council.

      In its Order No. 2000, the FERC directed all utilities subject to its jurisdiction under the Federal Power Act that belong to an ISO to make a filing on or before January 15, 2001 addressing the extent to which, and the plan for, that ISO to conform to the minimum characteristics and functions of a Regional Transmission Organization ("RTO") and to identify any obstacles to full compliance with the FERC's RTO requirements. A compliance filing was made by the six jurisdictional New York State transmission owners (including Central Hudson) and the NYS ISO which demonstrated that the NYS ISO would satisfy all of FERC's RTO requirements. Upon review of this compliance filing, the FERC issued an order determining that the NYS ISO does not satisfy the RTO requirements set forth in Order No. 2000.

      On November 7, 2001, the FERC issued an "Order Providing Guidance on Continued Processing of RTO Filings" under which the FERC intends to complete the RTO effort using two parallel tracks to resolve business and process issues relating to: (i) geographic scope and governance of qualifying RTOs across the nation, and (ii) transmission tariff and market design rulemaking for public utilities, including RTOs, to accomplish the objectives of Order No. 2000.

      On July 31, 2002, the FERC released its third major restructuring initiative by issuing a Notice of Proposed Rulemaking on Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design ("SMD NOPR"). A significant requirement of the SMD NOPR is that all public utilities become Independent Transmission Providers ("ITP"), turn over their transmission facilities to an ITP, or contract with an ITP to operate their transmission facilities. It is expected that the FERC will issue a SMD Final Rule sometime in late 2003.

      On August 23, 2002, the NYS ISO and the ISO New England, Inc. ("ISO-NE") filed a joint petition with the FERC for a declaratory order regarding the creation of a Northeastern Regional Transmission Organization ("NERTO") comprised of the NYS ISO and ISO-NE. On November 8, 2002, Central Hudson joined in two separate filings in opposition to the proposed NERTO. This joint petition was withdrawn by NYS ISO and ISO-NE on November 22, 2002.

      No prediction can be made as to the outcome of the FERC electric restructuring effort.

NOTE 3 - NINE MILE 2 PLANT

General

      The Nine Mile 2 Plant, formerly owned as tenants-in-common by Central Hudson (9% interest), Niagara Mohawk Power Corporation ("Niagara Mohawk") (41% interest), New York State Electric and Gas Corporation ("NYSEG") (18% interest), Long Island Lighting Company, d/b/a Long Island Power Authority (18% interest), and Rochester Gas and Electric Corporation ("Rochester") (14% interest), is located in Oswego County, New York and has a rated net capability of 1,143 MW. As described in Note 2 herein, Central Hudson, together with Niagara Mohawk, NYSEG and Rochester, sold its interest in the Nine Mile 2 Plant to an affiliate of Constellation on November 7, 2001.

      The output of the Nine Mile 2 Plant was shared among, and its operating expenses allocated among, the cotenants in the same proportions as the cotenants' respective ownership interests. Central Hudson's share of direct operating expense for the Nine Mile 2 Plant was included in the appropriate expense classifications in the accompanying Consolidated Statement of Income.

      As part of an agreement with Constellation, Central Hudson will buy, at negotiated prices, approximately 8% of the output of the Nine Mile 2 Plant over the next ten years. After the completion of the power purchase agreement, a Revenue Sharing Agreement with Constellation begins which will provide Central Hudson with a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021.

Nuclear Plant Decommissioning Costs

      Prior to the sale of Central Hudson's interest in the Nine Mile 2 Plant, Central Hudson made annual contributions of $868,000 to a qualified external nuclear decommissioning trust fund relating to the Nine Mile 2 Plant. The total annual amount allowed in rates was $999,000, but the maximum annual tax deduction allowed was $868,000. The difference between the rate allowance and the amount contributed to the external qualified fund was recorded as an internal reserve, and the funds were held by Central Hudson.

      As part of the sale of the Nine Mile 2 Plant, the external decommissioning fund amounting to $14.7 million and the obligation of the selling owners for decommissioning were transferred to Constellation on November 7, 2001, subject to possible post-closing adjustments.

NOTE 4 - INCOME TAX

      Energy Group and its subsidiaries file a consolidated federal and New York State income tax return.

      In 2000, New York State law was changed so that Central Hudson and other New York State utilities became subject to an income-based state income tax. The tax law repealed the 0.75 percent (0.75%) tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced it with an income-based tax under Article 9-A of the New York State Tax Law. The
Article 9-A state income tax obligation is recovered from Central

Hudson customers as a revenue tax, and this treatment will continue until such time that the PSC includes this obligation in the base rates of Central Hudson in the same manner as is already accorded Central Hudson's federal income tax obligation.

      See Note 2 - "Regulatory Matters - Summary of Regulatory Assets and Liabilities" for additional information regarding Energy Group and its subsidiaries' income taxes.

Components of Income Tax

      The following is a summary of the components of state and federal income taxes for Energy Group as reported in its Consolidated Statement of Income:

                                                2002         2001          2000
                                                ----         ----          ----
                                                       (In Thousands)
Charged to operating expense:
  Federal income tax ....................   $  (1,832)   $ 227,732    $  27,926
  State income tax ......................      (3,230)      22,843        5,808
  Federal income tax from
      discontinued operations ...........       2,939           --           --
  State income tax from
      discontinued operations ...........         923           --           --
  Deferred federal income tax ...........      23,385     (207,867)       2,725
  Deferred state income tax .............       3,290      (21,665)         770
                                            ---------    ---------    ---------
    Income tax charged to
      operating expense .................      25,475       21,043       37,229
                                            ---------    ---------    ---------
Charged (credited) to other income and deductions:
  Federal income tax ....................       1,517        3,678        1,352
  State income tax ......................         133          (44)         189
  Deferred federal income tax ...........        (911)     (26,963)        (731)
  Deferred state income tax .............         (58)      (1,052)         176
                                            ---------    ---------    ---------
    Income tax charged (credited) to
      other income and deductions .......         681      (24,381)         986
                                            ---------    ---------    ---------
    Total income tax ....................   $  26,156    $  (3,338)   $  38,215
                                            =========    =========    =========

      The 2001 deferred federal income tax credited to other income and deductions includes recognition of investment tax credit in the amount of $(18.8) million upon the sales of Central Hudson's interests in its principal generating facilities.

      Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Energy Group Consolidated Statement of Income:

                                               2002         2001          2000
                                               ----         ----          ----
                                                      (In Thousands)

Net income .............................   $  41,281    $  50,835     $  50,973
Preferred Stock Dividend of Central
  Hudson ...............................       2,161        3,230         3,230
Federal income tax .....................       2,624      231,410        29,278
State income tax ("SIT") ...............      (2,174)      22,799         5,997
Deferred federal income tax ............      22,474     (234,830)        1,994
Deferred state income tax ..............       3,232      (22,717)          946
                                           ---------    ---------     ---------
  Income before taxes ..................   $  69,598    $  50,727     $  92,418
                                           =========    =========     =========

Computed federal tax @ 35%
 statutory rate ........................   $  24,359    $  17,754     $  32,346
SIT net of federal tax benefit .........       3,393        2,638         5,106
Increase (decrease) to computed
 tax due to:
  Pension expense ......................     (17,130)      (5,569)       (5,424)
  Tax depreciation .....................      (2,427)      (1,711)        2,822
  Customer Benefit  Fund ...............     (10,775)      (2,178)        2,132
  Nine Mile 2 Plant write-off ..........          --        7,638            --
  Amortization of shareholder's share of
    gain on plant sale .................          --       (2,168)           --
  Deferred gain on sale of Plants -
    Roseton and Danskammer .............          --      230,620            --
  Deferred gain on sale of Nine Mile 2
    Plant ..............................          --       12,171            --
  Regulatory asset write-off ...........          --       (1,766)           --
  Carrying charge - Customer Benefit
    Fund ...............................       4,386        3,260            --
  Deferred electric fuel costs .........       2,835       (6,016)       (1,882)
  Other ................................      (4,191)        (464)          175
                                           ---------    ---------     ---------
Subtotal income tax ....................         450      254,209        35,275
Deferred income tax ....................      25,706     (257,547)        2,940
                                           ---------    ---------     ---------
  Total income tax .....................   $  26,156    $  (3,338)    $  38,215
                                           =========    =========     =========

  Effective tax rate - federal .........        36.1%        (6.7%)        36.6%
  Effective tax rate - state ...........         1.5%          .1%          4.8%
                                           ---------    ---------     ---------
  Effective tax rate - combined ........        37.6%        (6.6%)        41.4%
                                           =========    =========     =========

      The following is a summary of the components of deferred taxes at December 31, 2002 and December 31, 2001, as reported in Energy Group's Consolidated Balance Sheet:

                                              2002       2001
                                              ----       ----
Accumulated Deferred Income                    (In Thousands)
  Tax Assets:
    Customer Benefit Fund ..............   $ 62,232   $ 76,150
    Future tax benefits on investment
       tax credit basis difference .....      1,990      2,063
    Unbilled revenues ..................      7,927      7,279
    Other ..............................     30,208     25,278
                                           --------   --------
 Accumulated Deferred Income
  Tax Assets ...........................   $102,357   $110,770
                                           --------   --------
Accumulated Deferred Income
  Tax Liabilities:
     Tax depreciation ..................   $ 79,453   $ 74,630
     Accumulated deferred investment
       tax credit ......................      3,695      3,832
     Future revenues - recovery of plant
      basis differences ................      2,967      1,078
   Other ...............................     72,012     52,590
                                           --------   --------
 Accumulated Deferred Income
   Tax Liabilities .....................   $158,127   $132,130
                                           --------   --------
 Net Accumulated Deferred Income
   Tax Liability .......................   $ 55,770   $ 21,360
                                           ========   ========

         The following is a summary of the components of state and federal income taxes for Central Hudson as reported in its Consolidated Statement of
Income:

                                           2002         2001         2000
                                           ----         ----         ----
                                                  (In Thousands)
Charged to operating expense:
  Federal income tax ...............   $  (4,440)   $ 225,240    $  27,297
  State income tax .................      (1,179)      22,035        5,582
  Deferred federal income tax ......      23,385     (207,867)       2,725
  Deferred state income tax ........       3,290      (21,665)         770
                                       ---------    ---------    ---------
    Income tax charged to
      operating expense ............      21,056       17,743       36,374
                                       ---------    ---------    ---------
Charged (credited) to other income and deductions:
  Federal income tax ...............       1,470        2,679        1,142
  State income tax .................         133          (44)         189
  Deferred federal income tax ......        (911)     (26,963)        (731)
  Deferred state income tax ........         (58)      (1,052)         176
                                       ---------    ---------    ---------
    Income tax charged (credited) to
      other income and deductions ..         634      (25,380)         776
                                       ---------    ---------    ---------
    Total income tax ...............   $  21,690    $  (7,637)   $  37,150
                                       =========    =========    =========

      The 2001 deferred federal income tax credited to other income and deductions includes recognition of investment tax credit in the amount of $(18.8) million upon the sales of Central Hudson's interests in its principal generating facilities.

Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Central Hudson Consolidated Statement of Income:

                                               2002          2001          2000
                                               ----          ----          ----
                                                      (In Thousands)

Net income .............................   $  32,524     $  44,178     $  52,595
Federal income tax .....................      (2,970)      227,919        28,437
State income tax .......................      (1,046)       21,991         5,771
Deferred federal income tax ............      22,474      (234,830)        1,994
Deferred state income tax ..............       3,232       (22,717)          946
                                           ---------     ---------     ---------
  Income before taxes ..................   $  54,214     $  36,541     $  89,743
                                           =========     =========     =========

Computed federal tax @ 35%
 statutory rate ........................   $  18,975     $  12,789    $  31,410
SIT net of federal tax benefit .........       2,643         1,900        4,958
Increase (decrease) to computed
 tax due to:
  Pension expense ......................     (17,130)       (5,569)      (5,424)
  Tax depreciation .....................      (2,427)       (1,711)       2,822
  Customer Benefit Fund ................     (10,775)       (2,178)       2,132
  Nine Mile 2 Plant write-off ..........          --         7,638           --
  Amortization of shareholder's share of
    gain on plant sale .................          --        (2,168)          --
  Deferred gain on sale of Plants -
    Roseton and Danskammer .............          --       230,620           --
  Deferred gain on sale of Nine
    Mile 2 Plant .......................          --        12,171           --
  Regulatory asset write-off ...........          --        (1,766)          --
  Carrying charge - Customer Benefit
    Fund ...............................       4,386         3,260           --
  Deferred electric fuel costs .........       2,835        (6,016)      (1,897)
  Other ................................      (2,523)          940          209
                                           ---------     ---------    ---------
Subtotal income tax ....................      (4,016)      249,910       34,210
Deferred income tax ....................      25,706      (257,547)       2,940
                                           ---------     ---------    ---------
  Total income tax .....................   $  21,690     $  (7,637)   $  37,150
                                           =========     =========    =========

  Effective tax rate - federal .........        36.0%        (18.9%)       36.6%
  Effective tax rate - state ...........         4.0%         (2.0%)        4.8%
                                           ---------     ---------    ---------
  Effective tax rate - combined ........        40.0%        (20.9%)       41.4%
                                           =========     =========    =========

      The following is a summary of the components of deferred taxes at December 31, 2002 and December 31, 2001, as reported in Central Hudson's Consolidated Balance Sheet:

                                             2002        2001
                                             ----        ----
Accumulated Deferred Income                  (In Thousands)
  Tax Assets:
     Future tax benefits on investment
       tax credit basis difference ....   $  1,990   $  2,063
    Unbilled revenues .................      7,927      7,279
    Other .............................     92,440    101,364
                                          --------   --------
 Accumulated Deferred Income
  Tax Assets ..........................   $102,357   $110,706
                                          --------   --------
Accumulated Deferred Income
  Tax Liabilities:
     Tax depreciation .................   $ 79,453   $ 74,630
     Accumulated deferred investment
       tax credit .....................      3,695      3,832
    Future revenues - recovery of plant
      basis differences ...............      2,967      1,078
   Other ..............................     71,196     51,365
                                          --------   --------
 Accumulated Deferred Income
   Tax Liabilities ....................   $157,311   $130,905
                                          --------   --------
 Net Accumulated Deferred Income
   Tax Liability ......................   $ 54,954   $ 20,199
                                          ========   ========

NOTE 5 - SHORT-TERM BORROWING ARRANGEMENTS

      Energy Group's $170 million revolving credit agreement with several commercial banks expired on December 4, 2001. Energy Group determined that its cash reserves were sufficient to meet its needs, and the establishment of another revolving credit agreement will be reviewed in the future as conditions warrant. In early February 2001, the short-term debt under Energy Group's revolving credit agreement was prepaid in full with a portion of the proceeds from the sales of Central Hudson's interests in the Roseton Plant and Danskammer Plant.

      Pursuant to PSC authorization, effective October 19, 2001, Central Hudson terminated its $50 million revolving credit facility and entered into a $75 million revolving credit facility with several commercial banks through June 30, 2004 ("Borrowing Agreement"). Compensating balances are not required under the Borrowing Agreement. In addition, Central Hudson maintains a confirmed line of credit of $1 million with a regional bank. There were no outstanding loans under the Borrowing Agreement or the line of credit at December 31, 2002 or 2001. In order to diversify its sources of short-term financing, Central Hudson has entered into short-term credit facility agreements with several commercial banks. The PSC limits the amount Central Hudson may have outstanding, at any time, under all of its short-term borrowing arrangements to $77 million in the aggregate. This PSC authorization expires June 30, 2004.

      Also in October 2001, the PSC approved the issuance by Central Hudson of up to $100 million of unsecured Medium-Term Notes prior to June 30, 2004. On March 28, 2002, $33 million of five-year, Series D Notes were issued at 5.87% and $36 million of ten-year, Series D Notes were issued at 6.64%.

      In May 2002, Central Hudson repurchased $17.5 million of its 6.20% cumulative preferred stock and $5.0 million of its 6.80% cumulative preferred stock in order to recalibrate its capital structure following the reduction of its asset base as a result of the sale of its interests in its principal generating facilities.

      In September 2002, Central Hudson redeemed its $10 million 8.12% and $10 million 8.14% Medium-Term Notes, which were both previously issued under the Company's First Mortgage Bond Indenture (described in Note 7, under the caption "Mortgage Indenture") and were due August 29, 2022. The First Mortgage Bond Indenture was defeased on November 6, 2001.

      At December 31, 2002, Central Hudson had no short-term debt outstanding and had cash and cash equivalents, including investments in short-term securities of $55.0 million. For years ended 2002 and 2001, Central Hudson had an average daily amount of short-term debt outstanding of $1,534,000 and $1,922,000, respectively. The weighted-average interest rate for borrowing during 2002 was 2.15% and 6.56% for 2001.

      The competitive business subsidiaries have a line of credit totaling $12.5 million. There were no borrowings against this line of credit at December 31, 2002.

      At December 31, 2002, Energy Group had no short-term debt outstanding. Cash and cash equivalents for Energy Group, including investments in short-term securities, were $83.5 million at December 31, 2002.

NOTE 6 - CAPITALIZATION - ENERGY GROUP CAPITAL STOCK

Common Stock, $.10 par value; 30,000,000 shares authorized:

                                  Common Stock
                             ----------------------       Paid-In      Treasury
                                Shares       Amount       Capital       Stock
                             Outstanding     ($000)        ($000)       ($000)
                             -----------     ------        ------       ------
January 1, 2000 .........    16,862,087    $  1,686    $  351,230    $       --
Repurchased under common
  stock repurchase plan .      (500,000)         --            --       (18,766)
                             ----------    --------    ----------    ----------
December 31, 2000 .......    16,362,087       1,686       351,230       (18,766)
                             ----------    --------    ----------    ----------

December 31, 2001 .......    16,362,087       1,686       351,230       (18,766)
                             ----------    --------    ----------    ----------

Repurchased under common
  stock repurchase plan .      (297,487)         --            --       (14,351)
                             ----------    --------    ----------    ----------
December 31, 2002 .......    16,064,600    $  1,686    $  351,230    $  (33,117)
                             ==========    ========    ==========    ==========

CAPITALIZATION - CENTRAL HUDSON CAPITAL STOCK

Common Stock, $5.00 par value; 30,000,000 shares authorized:

                                           Common Stock
                                    ----------------------      Paid-In
                                       Shares       Amount      Capital
                                    Outstanding     ($000)       ($000)
                                    -----------     ------       ------
January 1, 2000 .................   16,862,087   $   84,311   $  273,238
December 31, 2000 ...............   16,862,087       84,311      273,238
                                    ----------   ----------   ----------
Dividend to Parent - Energy Group           --           --      (98,258)
                                    ----------   ----------   ----------
December 31, 2001 ...............   16,862,087       84,311      174,980
                                    ----------   ----------   ----------
December 31, 2002 ...............   16,862,087   $   84,311   $  174,980
                                    ==========   ==========   ==========

Cumulative Preferred Stock, Central Hudson, $100 par value; 1,200,000 shares authorized:

                                                            Shares Outstanding
                                      Final     Redemption  ------------------
                                    Redemption    Price         December 31,
                           Series      Date      12/31/02      2002      2001
                           ------      ----      --------      ----      ----
Not Subject to Mandatory
 Redemption:
                           4 1/2%                $ 107.00    70,300    70,300
                            4.75%                  106.75    20,000    20,000
                            4.35%                  102.00    60,000    60,000
                            4.96%                  101.00    60,000    60,000
                                                            -------   -------
                                                            210,300   210,300
                                                            -------   -------
Subject to Mandatory
 Redemption:
                            6.20%  10/1/08 (a)               25,000   200,000
                            6.80%  10/1/27 (b)              100,000   150,000
                                                            -------   -------
                                                            125,000   350,000
                                                            -------   -------
                                         Total              335,300   560,300
                                                            =======   =======

(a) Cannot be redeemed prior to October 1, 2003. Subject to mandatory annual sinking fund payment of $100,000 commencing October 1, 2003 with final payment of $2.5 million on the final redemption date.

(b) Cannot be redeemed prior to October 1, 2003. Subject to mandatory annual sinking fund payment of $500,000 commencing October 1, 2003 through final redemption date.

      As noted previously in Note 5, in May 2002, Central Hudson repurchased 175,000 shares of its 6.20% cumulative preferred stock and 50,000 shares of its 6.80% cumulative preferred stock in order to recalibrate its capital structure following the reduction of its asset base.

      Central Hudson had no cumulative preferred stock redemptions or issuances during 2001.

      Capital Stock Expense: Expenses incurred on issuance of capital stock are accumulated and reported as a reduction in common stock equity. These expenses are generally not amortized; however, as directed by the PSC, certain issuance and redemption costs and unamortized expenses associated with certain issues of preferred stock that were redeemed have been deferred and are being amortized over the remaining lives of the issues subject to mandatory redemptions.

      Repurchase Program: On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Program") to repurchase up to 4 million shares, or approximately 25% of its outstanding common stock, over the five years beginning August 1, 2002. The Board of Directors has targeted 800,000 shares for repurchase in the first year of the program, but has authorized the repurchase of up to 1.2 million shares during the first year. As of December 31, 2002, the number of shares repurchased during 2002 under this program was 297,487 at a cost of $14.4 million. Energy Group intends to set repurchase targets each year based on circumstances then prevailing. Energy Group reserves the right to modify, suspend, or terminate the program at any time without notice.

NOTE 7 - CAPITALIZATION - LONG-TERM DEBT

      Details of Central Hudson's long-term debt are as follows:

  Series                            Maturity Date             December 31,
  ------                            -------------             ------------
First Mortgage Bonds:                                      2002         2001
                                                           ----         ----
                                                            (In Thousands)
7.97% (a)(b)(e)                     June 11, 2003      $   5,000    $   5,000
7.97% (a)(b)(e)                     June 13, 2003            500          500
6.46% (a)(b)(e)                     Aug. 11, 2003          9,500        9,500
8.12% (a)(b)(d)                     Aug. 29, 2022             --       10,000
8.14% (a)(b)(d)                     Aug. 29, 2022             --       10,000
                                                       ---------    ---------
                                                          15,000       35,000
Promissory Notes:
1998 Series A (4.20%)(c)             Dec. 1, 2028         16,700       16,700
7.85% (b)                            July 2, 2004         15,000       15,000
1999 Series C (6%)(b)               Jan. 15, 2009         20,000       20,000
1999 Series A (5.45%)(c)             Aug. 1, 2027         33,400       33,400
1999 Series B (Var. rate)(c)         July 1, 2034         33,700       33,700
1999 Series C (Var. rate)(c)         Aug. 1, 2028         41,150       41,150
1999 Series D (Var. rate)(c)         Aug. 1, 2028         41,000       41,000
2002 Series D (5.87%)(b)            Mar. 28, 2007         33,000           --
2002 Series D (6.64%)(b)            Mar. 28, 2012         36,000           --
                                                       ---------    ---------
                                                         269,950      200,950

Unamortized Discount on Debt                                 (73)         (76)
                                                       ---------    ---------
                                                       $ 284,877    $ 235,874
Less:  Current Portion                                   (15,000)     (20,000)
                                                       ---------    ---------
                           Total                       $ 269,877    $ 215,874
                                                       =========    =========

(a) Central Hudson's First Mortgage Bond Indenture was defeased on November 6, 2001.

(b)   Issued under Central Hudson's Medium-Term Note Program.

(c) First Mortgage Bonds or Promissory Notes issued in connection with the sale by New York State Energy Research and Development Authority ("NYSERDA") of tax-exempt pollution control revenue bonds.

(d)   Redeemed in 2002 using defeasance funds held by the Mortgage Trustee.

(e)   To be redeemed in 2003 using defeasance funds held by the Mortgage
      Trustee.

      The competitive business subsidiaries had no long-term debt outstanding as of December 31, 2002 and had $250,000 of long-term debt outstanding as of December 31, 2001.

Long-Term Debt Maturities

      The aggregate principal amounts of Central Hudson long-term debt maturing or to be redeemed for the next five years and thereafter are as follows: $15 million in 2003, $15 million in 2004, none in 2005 and 2006, $33 million in 2007, and $222 million during the years thereafter. Defeasance funds held by the Mortgage Trustee will be used to retire debt maturing in 2003. See also this Note under the caption "Mortgage Indenture."

NYSERDA

      Central Hudson's 1999 NYSERDA Bonds Series B, C, D are unsecured, variable rate, and are insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. In its rate orders, the PSC has authorized deferred accounting for the interest costs on these Bonds. This authorization provides for full recovery of the actual interest costs supporting utility operations. The percent of interest costs supporting utility operations represents approximately 94% of the total costs. The deferred balances under this accounting were $1.5 million and $0.2 million at December 31, 2002 and at December 31, 2001, respectively, and are included in "Regulatory Liabilities" in Energy Group's and Central Hudson's Consolidated Balance Sheets. The deferred balances at June 30, 2001 were eliminated in accordance with a Rate Order from the PSC. The ongoing deferred balances are to be addressed in future rate cases. To further mitigate the risk of rising interest rates, Central Hudson purchased derivative instruments known as "interest rate caps" to limit its exposure to a defined 5.5% cost ceiling for the period April 1, 2002 - April 1, 2004.

Debt Expense

      Expenses incurred in connection with Central Hudson's debt issuance and any discount or premium on debt are deferred and amortized over the lives of the related issues. Expenses incurred on debt redemptions prior to maturity have been deferred and are usually amortized over the shorter of the remaining lives of the related extinguished issues or the new issues, as directed by the PSC.

Debt Covenants

      Central Hudson's $75 million credit facility requires the maintenance by Central Hudson of certain financial ratios and contains other restrictive covenants. Currently, Central Hudson is in compliance with all of its debt covenants. The only debt outstanding at CH Services is amounts borrowed from Energy Group. As of December 31, 2002, no amounts were outstanding on CH Services' line of credit with its commercial bank and, accordingly, it is in compliance with all of its debt covenants.

Mortgage Indenture

      Effective November 6, 2001, Central Hudson defeased its First Mortgage Bond Indenture, dated January 1, 1927 and thereafter amended and supplemented, by depositing approximately $39 million with the Mortgage Trustee under this Indenture. Central Hudson remains obligated under outstanding First Mortgage Bonds to the extent, if any, amounts payable under this Indenture exceed this deposit. Upon this defeasance, Central Hudson was released of all obligations under the Indenture, the lien of the Indenture was released from Central Hudson's property, and Central Hudson can no longer issue secured debt under the Indenture. The amount deposited with the Trustee is included in Bond Defeasance Escrow on Central Hudson's Balance Sheet.

      In September 2002 Central Hudson redeemed its $10 million 8.12% and 10 million 8.14% Medium-Term Notes, pursuant to their terms.

      Article XXI of Central Hudson's Mortgage Indenture required generally that, to the extent that the cost of property additions (as defined in the Mortgage) acquired by Central Hudson during a calendar year was less than the allowance for depreciation on property subject to the Mortgage for that calendar year, Central Hudson deposit cash with the Mortgage Trustee in the amount of the deficiency, less certain credits available to Central Hudson under the Mortgage ("Article XXI Deficiency"). For calendar year 2000, Central Hudson experienced an Article XXI Deficiency in an amount that was not material, in satisfaction of which it deposited with the Mortgage Trustee cash for the purpose of satisfying the deficiency. Central Hudson did not experience an Article XXI Deficiency during 2001, and is no longer subject to the provisions of Article XXI.

NOTE 8 - POST-EMPLOYMENT BENEFITS

Pension Benefits

      Central Hudson has a non-contributory retirement income plan ("Retirement Plan") covering substantially all of its employees and certain employees of CHEC. The Retirement Plan provides pension benefits that are based on the employee's compensation and years of service. It has been Central Hudson's practice to provide periodic updates to the benefit formula stated in the Retirement Plan.

      During the quarter ended September 2002, Central Hudson contributed $32 million to the Trust Fund for the Retirement Plan to avoid a pension fund deficit arising from declines in the market value of the Trust Fund's investment portfolio and a reduction in the discount rate used to determine the accumulated benefit obligation. Under the policy of the PSC regarding pension costs, differences between pension expense and rate allowances covering pension expenses are deferred for future recovery from customers and carrying charges are accrued on cash differences. The $32 million contribution is subject to such carrying charges.

      The recent circumstances noted above have resulted in a significant increase in annual pension expense as compared to the level upon which current rates were set. This difference is deferred under the PSC's policy for recovery of pension expense and post-retirement benefits. This deferral, if it continues in the future, could result in the accumulation of a significant regulatory asset which Central Hudson will seek to recover as provided for under the PSC's policy.

      Central Hudson's accounts for pension in accordance with PSC-prescribed provisions which, among other things, require ten-year amortization of actuarial gains and losses. As authorized by the PSC, any difference between the amount collected in rates and the actual amount recorded as net periodic pension cost was deferred as either a regulatory asset or liability, as appropriate. The pension assets and liabilities transferred to Dynegy as a result of the sale of Central Hudson's interests in the Danskammer Plant and the Roseton Plant were reflected in the amount recorded in 2001 for net periodic pension cost.

      In addition to the Retirement Plan, Central Hudson's and Energy Group's officers and executives are covered under a non-qualified Directors and Executives Deferred Compensation Plan and a non-qualified Supplementary Retirement Plan. Central Hudson also sponsors a non-qualified Retirement Benefit Restoration Plan.

Other Post-Retirement Benefits

      Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans. Substantially all of Central Hudson's employees may become eligible for these benefits if they reach retirement age while employed by Central Hudson. These and similar benefits for active employees are provided through insurance companies whose premiums are based on the benefits paid during the year. In order to reduce the total costs of these benefits, Central Hudson requires employees who retired on or after October 1, 1994 to contribute toward the cost of these benefits.

      Central Hudson is fully recovering its net periodic post-retirement costs in accordance with PSC guidelines. Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by an actuary under SFAS 106, Employers Accounting for Post-retirement Benefits Other Than Pensions, is deferred as either a regulatory asset or liability, as appropriate.

      As of December 31, 2002, the only post-retirement benefits provided to employees of any of the competitive business subsidiaries were those offered to employees of CHEC, who are allowed to participate in the Central Hudson benefit plans. All other employees of the competitive business subsidiaries are eligible to participate in Griffith Energy's 401(k) plan. No other post-retirement benefits are provided.

      Reconciliations of the pension and other post-retirement plans' benefit obligations, plan assets and funded status, as well as the components of net periodic pension cost and the weighted average assumptions (excluding competitive business subsidiary employees not covered by these plans) are as follows:

                                                     Pension Benefits           Other Benefits
                                                     ----------------           --------------
                                                      2002         2001         2002         2001
                                                      ----         ----         ----         ----
                                                       In Thousands              In Thousands
                                                       ------------              ------------
                 Change in Benefit Obligation:
       Benefit obligation at beginning of year    $ 273,381    $ 264,158    $  85,081    $  80,132
                                  Service cost        5,404        5,035        2,242        1,756
                                 Interest cost       20,553       19,251        7,041        5,833
                     Participant contributions           --           --          238          197
                               Plan amendments           --          255           --           --
                     Acquisitions/divestitures           --      (15,340)          --       (4,897)
                                 Benefits paid      (17,967)     (17,921)      (4,609)      (3,309)
                      Actuarial (gain) or loss       33,096       17,943       21,184        5,369
                                                  ---------    ---------    ---------    ---------
             Benefit Obligation at End of Year    $ 314,467    $ 273,381    $ 111,177    $  85,081
                                                  ---------    ---------    ---------    ---------
                        Change in Plan Assets:
Fair value of plan assets at beginning of year    $ 291,288    $ 358,465    $  64,588    $  67,636
                  Actual return on plan assets      (15,787)     (32,109)      (6,720)      (2,468)
                     Acquisitions/divestitures           --      (16,100)          --           --
                        Employer contributions       32,283          238        5,700        2,725
                     Participant contributions           --           --          238          197
                                 Benefits paid      (17,967)     (17,921)      (4,609)      (3,309)
                       Administrative expenses       (2,463)      (1,285)        (364)        (193)
                                                  ---------    ---------    ---------    ---------
      Fair Value of Plan Assets at end of Year    $ 287,354    $ 291,288    $  58,833    $  64,588
                                                  ---------    ---------    ---------    ---------

                                                                                  Pension Benefits              Other Benefits
                                                                                  ----------------              --------------
                (In Thousands)                                                     2002          2001          2002          2001
                                                                                   ----          ----          ----          ----
Reconciliation of Funded Status:
  Funded Status                                                                $ (27,114)    $  17,907     $ (52,344)    $ (20,493)
  Unrecognized actuarial loss/(gain)                                             111,146        35,501        22,260       (11,133)
  Unrecognized transition (asset) or obligation                                       --          (152)       25,644        28,209
  Unamortized prior service cost                                                  19,966        21,682           (74)          (83)
                                                                               ---------     ---------     ---------     ---------
Accrued Benefit Cost                                                           $ 103,998     $  74,938     $  (4,514)    $  (3,500)
                                                                               ---------     ---------     ---------     ---------
Amounts Recognized on Consolidated Balance Sheet:
  Prepaid benefit cost                                                         $ 108,242     $  78,743            --            --
  Accrued benefit liability                                                       (4,244)       (3,805)    $  (4,514)    $  (3,500)
                                                                               ---------     ---------     ---------     ---------
Net Amount Recognized at End of Year                                           $ 103,998     $  74,938     $  (4,514)    $  (3,500)
                                                                               ---------     ---------     ---------     ---------
Components of Net Periodic Benefit Cost:
  Service cost                                                                 $   5,404     $   5,035     $   2,242     $   1,756
  Interest cost                                                                   20,553        19,251         7,041         5,833
  Expected return on plan assets                                                 (22,698)      (29,398)       (4,200)       (4,525)
  Amortization of prior service cost                                               1,716         1,788            (9)           (9)
  Amortization of transitional (asset) or obligation                                (152)         (611)        2,566         2,608
  Recognized actuarial (gain) or loss                                             (1,599)       (9,584)       (1,068)       (3,317)
  Recognized curtailment loss                                                         --           493            --         1,333
  Recognized settlement gain                                                          --        (1,652)           --           (55)
                                                                               ---------     ---------     ---------     ---------
Net Periodic Benefit Cost                                                      $   3,224     $ (14,678)    $   6,572     $   3,624
                                                                               ---------     ---------     ---------     ---------
Weighted-average assumptions of December 31:
  Discount rate                                                                     6.75%         7.25%         6.75%         7.25%
  Expected long-term rate of return on plan assets                                  8.75%         9.25%         6.80%         6.80%
  Rate of compensation increase                                                     4.50%         4.00%         4.50%         4.00%
                                                                               ---------     ---------     ---------     ---------
Additional Year-End Disclosure
Plans with benefit obligations in excess of plan assets:
  Projected benefit obligation                                                 $ 314,467     $   4,541     $ 111,177     $  85,081
  Fair value of plan assets                                                      287,354            --        58,833        64,588
                                                                               ---------     ---------     ---------     ---------
Pension plans with accumulated benefit obligations in excess of plan assets:
  Projected benefit obligation                                                 $   5,398     $   4,541            --            --
  Accumulated benefit obligation                                                   4,624         4,162            --            --
  Fair Value of plan assets                                                           --            --            --            --
                                                                               ---------     ---------     ---------     ---------

      For measurement purposes, a 7.7% (8.1% for participants over age 65) annual rate of increase in the per capita cost of covered health benefits was assumed for 2003. The rate is assumed to decrease gradually to 5.5% for 2008 and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                    One Percentage   One Percentage
                                    Point Increase   Point Decrease
                                    --------------   --------------

Effect on total of service
 and interest cost components
 for 2002                             $  1,469,000   $ (1,276,000)

Effect on year-end 2002
 post-retirement benefit obligation   $ 14,632,000   $(12,937,000)

NOTE 9 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Energy Group's Long-Term Performance-Based Incentive Plan ("Incentive Plan"), adopted in 2000 and amended in 2001, reserves 500,000 shares of the Energy Group's common stock for awards to be granted under the plan. The Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance shares and performance units. No participant may be granted total awards in excess of 150,000 shares over the life of the Incentive Plan. The stock options granted to officers of Energy Group and its subsidiaries are exercisable over a period of ten years, with 40% vesting after two years and 20% each year thereafter for the following three years; however, stock options granted to officers retiring prior to June 30, 2006 are immediately exercisable upon retirement. Additionally, stock options granted to Non-Employee Directors are immediately exercisable.

      Effective January 1, 2000, stock options covering 30,300 shares were granted with an exercise price per share of $31.94. Further, effective January 1, 2001, stock options covering 59,900 shares were granted with an exercise price per share of $44.06. There were no options granted in 2002. During the fourth quarter of 2002, stock options covering 3,600 shares with an exercise price per share of $31.94 were exercised. Compensation cost recognized at exercise was not material. Effective January 1, 2003, stock options covering a total of 30,900 shares were granted with an exercise price per share of $48.62.

      The fair market values per share of Energy Group stock options granted in 2001 and 2000 are $4.46 and $4.41, respectively. These fair market values were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               2002      2001        2000
                                               ----      ----        ----

      Risk-free interest rate                   --       4.78%       6.36%
      Expected Lives - in years                 --          5           5
      Expected stock volatility                 --      20.06%      15.59%
      Dividend yield                            --        5.4%        5.4%

      A summary of the status of stock options awarded to officers and Non-Employee Directors of Energy Group under the Incentive Plan as of December 31, 2002, 2001 and 2000 and changes during those years is as follows:

                                                Weighted
                                                Average
                                       Stock    Exercise    Remaining
                                      Options    Price    Contractual Life
                                      -------    -----    ----------------

Outstanding at 1/1/00
                  Granted              30,300    $31.94         7 years
                  Exercised                --        --
                  Forfeited                --        --
                                       ------    ------      ----------
Outstanding at 12/31/00                30,300    $31.94
                  Granted 1/1/01       59,900    $44.06         8 years
                  Exercised                --        --
                  Forfeited              (800)   $44.06
                                       ------    ------      ----------
Outstanding at 12/31/01                89,400    $39.95
                  Granted 1/1/02           --        --
                  Exercised            (3,600)   $31.94
                  Forfeited              (800)   $44.06
                                       ------    ------      ----------
Total Outstanding at 12/31/02          85,000    $40.25      7.70 years
                                       ------    ------      ----------

      The Incentive Plan also provides for the granting of performance shares. On January 1, 2000, performance shares totaling 6,380 were granted, in aggregate, to executives covered under the Incentive Plan, and on January 1, 2001, an additional 7,570 performance shares were granted. No performance shares were granted in 2002. The ultimate number of shares awarded will be based on the performance of Energy Group's common stock over the three years following the date of grant compared to an index of peer companies, but shall not exceed 150% of the number of shares granted. Based on performance for the three years ended December 31, 2002, shares totaling 7,538 were earned based on the January 1, 2000 grant. As of December 31, 2002, the number of performance shares that remain outstanding issued in 2000 and 2001 were 5,170 and 6,020, respectively. Compensation expense recorded related to these performance shares was $458,402, $211,282, and $95,168 for 2002, 2001, and 2000 respectively. Performance shares totaling 14,800 were granted effective January 1, 2003.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

      SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

      Effective January 1, 2003, Energy Group is adopting the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options will be expensed prospectively over their respective vesting periods. Historically, Energy Group has applied the intrinsic value method permitted under SFAS 123, as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for stock-based compensation plans. Accordingly, with the exception of 3,600 options exercised in the fourth quarter of 2002, no compensation cost has been recognized for stock option plans in the past. Under the fair value method, all future employee stock option grants and other stock-based compensation will be expensed over their respective vesting periods based on the fair value at the date the stock-based compensation is granted. It is expected this change in accounting will not have a material impact on Energy Group's results of operations.

NOTE 10 - OTHER INVESTMENTS

      Energy Group initiated an Alternate Investment Program in the third quarter of 2002. The Alternate Investment Program involves investing approximately $100 million of Energy Group's cash reserves made available from the sales of Central Hudson's interests in its principal generating facilities with the objective of realizing higher after tax yields than are available through money market instruments, while avoiding undue risk to principal and maintaining adequate liquidity.

      The investments held by Energy Group include marketable debt and equity securities classified as available-for-sale. Debt securities include corporate and government notes and bonds. These investments are reported at fair value with unrealized gains and losses reported as a component of other comprehensive income, net of tax. Available-for-sale securities as of December 31, 2002, are summarized as follows (thousands of dollars):

                                             Cost      Unrealized   Unrealized    Recorded
                                            Basis        Gains        Losses        Basis
                                            -----        -----        ------        -----
Debt securities recorded at market, maturing:
   Due after 1 year through 5 years        $15,480      $   125      $    --       $15,605
   Due after 5 years through 10 years       18,162           70           --        18,232

Common Stocks                               24,037           --       (1,955)       22,082
Preferred Stocks                            35,053          118         (649)       33,522

Other Non-Readily Marketable
Investments                                  6,851           32         (538)        6,345
                                           -------      -------      -------       -------
         Other Investments                 $98,583      $   345      $(3,142)      $95,786
                                           =======      =======      =======       =======

      Proceeds from sales of available-for-sale securities during the year ended December 31, 2002 were $33.6 million. Realized gains associated with sales of available-for-sale securities were $1.6 million and realized losses were $2.6 million; the cost of these securities was determined on a specific identification basis.

      To date, the Alternate Investment Program has experienced a greater degree of volatility than anticipated, especially in the portion of the portfolio invested in electric utility common stocks. In an attempt to mitigate the volatility while maintaining an attractive after-tax yield, revised investment criteria were established in January 2003 emphasizing large, stable utilities with low price volatility and sustainable dividend payouts. In order to augment the after-tax yield of the new portfolio, covered calls were sold against certain of the issues in the electric utility common stock portfolio in January 2003.

      Energy Group may revise its investment criteria from time to time. Energy Group may also discontinue and restart the program at any time. Energy Group anticipates that its investment in this program will be liquidated over the next two to three years to fund acquisitions and repurchases of Energy Group common stock. The investment results experienced through January 31, 2003, are shown in the following table. The results include the gain (loss) realized from the transition to the revised electric common stock portfolio as well as the realized gain (loss) in the preferred stock portfolio which was liquidated in anticipation of short-term cash requirements.

     Detailed Alternate Investment Program Results through January 31, 2003
                                 (In Thousands)

                                                     Unrealized      Realized
                                      Cost Basis     Gain/(Loss)    Gain/(Loss)
Bank One Intermediate Bond Fund         $33,658      $   (52)(2)     $    --

Electric Utility Common Stock:
    Consolidated Edison                 $ 1,978      $   (33)        $    --
    Ameren Corp.                          1,922         (147)             --
    Sempra Energy                         1,822          377              --
    Cinergy Corp.                         1,886          (10)             --
    Progress Energy                       1,934         (189)             --
    Keyspan Corp.                         2,111          (96)             --
    Nstar                                 2,102          (91)             --
    FPL Group, Inc.                       1,893          (45)             --
    Southern Co.                          1,889          (65)             --
    Exelon Corp.                          1,888         (125)             --
    Constellation Energy                  1,852          (46)             --
    Wisconsin Energy                      1,871          (93)             --
    Scana Corp. WI                        1,870          (33)             --
    DTE Energy                            1,889         (169)             --
    Energy East Corp.                     1,873         (220)             --
    Pepco Holdings                        1,889         (104)             --
    OGE Energy (1)                                                       (91)
    Alliant Energy (1)                                                   (94)
    American Electric Power (1)                                          (88)
    Idacorp, Inc. (1)                                                   (201)
    Northwestern Corp. (1)                                            (1,489)
                                        -------      -------         -------
      Total Utility Common Stock        $30,669      $(1,089)(2)     $(1,963)(3)

Preferred Stock:
    Household International 7.60%       $ 2,995      $    23         $    --
    HSBC USA 5.715%                       1,958           32              --
    Freddie Mac 6.00% Series P              533           --              --
    ABN Ambro 6.59%                       2,295           34              --
    Heller Financial (GE) 6.95%           1,092           53              --
    Freddie Mac 6%                          261            6              --
    Heller Financial (GE) 6.95%           4,548           32              --
    Freddie Mac 5.70% Series R            1,257            2              --
    Household International 7.625%        2,093           70              --
    ABN Ambro 6.46%                       1,969           86              --
    Citigroup Inc. 6.365% (1)                                            287
    South Carolina G&E 6.25% (1)                                         (21)
    Sallie Mae 6.97% (1)                                                 (33)
    Sallie Mae 6.97% (1)                                                 (24)
    San Diego G&E 6.80% (1)                                             (118)
    San Diego G&E 7.05% (1)                                               (3)
                                        -------      -------         -------
        Total Preferred Stock           $19,001      $   338(2)      $    88(3)

(1) No longer held in portfolio.

(2) Unrealized gain/(loss) as of January 31, 2003.

(3) Cumulative realized gain/(loss) through January 31, 2003.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

      Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of unregulated cogeneration facilities ("IPPs") which meet certain criteria for Qualifying Facilities, as the term is defined in the applicable legislation. Purchases are made under long-term contracts which require payment at rates higher than prevailing rates in the wholesale market. These costs are currently fully recoverable through Central Hudson's energy adjustment mechanism, which provides for recovery from customers of certain costs of fuels used to generate electricity. Central Hudson had contracts with IPPs in 2002, which represented 2% of Central Hudson's energy purchases. These contracts are physical contracts that do not meet the definition of a derivative instrument under SFAS 133 and, accordingly, are not recorded at their fair value.

City of Poughkeepsie

      On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York, resulting in several deaths and damage to nearby residences. Seven separate lawsuits arising out of this incident have been commenced in New York State Supreme Court, County of Dutchess, by approximately 23 plaintiffs against Central Hudson and other defendants, each lawsuit alleging that Central Hudson supplied the Taylor Avenue residence with natural gas service for cooking purposes at the time of the fire. The basis for Central Hudson's alleged liability in these actions is that it was negligent in the supply of such natural gas. The suits seek an aggregate of $528 million in compensatory damages for alleged property damage, personal injuries, wrongful death and loss of consortium or services. Central Hudson notified its insurance carrier, has denied liability, and is defending the lawsuits. It presently has insufficient information on which to predict the outcome of these lawsuits.

ENVIRONMENTAL MATTERS

      Central Hudson and certain of the competitive business subsidiaries are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. Environmental matters may expose both Central Hudson and certain of the competitive business subsidiaries to potential liability, which in certain instances may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred. Both Central Hudson and the applicable competitive business subsidiaries monitor their activities in order to determine the impact of their activities on the environment and to comply with applicable environmental laws and regulations.

CENTRAL HUDSON:

      Water: In February 2001, Central Hudson received a letter from the New York State Department of Environmental Conservation ("NYS DEC") indicating that it must terminate the discharge from an internal sump at its Neversink Hydroelectric Facility into a regulated stream or obtain a State Pollutant Discharge Elimination System ("SPDES") permit for it. An emergency authorization for the discharge was issued by the NYS DEC. Central Hudson has evaluated the discharge and receiving stream characteristics and does not believe that this discharge causes or contributes to a violation of water quality. As a result, Central Hudson believes that a SPDES permit is unnecessary. Central Hudson has advised the NYS DEC of this opinion, but has also submitted an application to the NYS DEC for a SPDES permit as a precautionary measure. The NYS DEC has authorized the continued discharge during its review of Central Hudson's application.

      Air: In October 1999, Central Hudson was informed by the New York State Attorney General that the Danskammer Plant was part of an investigation by the Attorney General's Office into the compliance of eight older New York State power plants with federal and state air emissions rules. Specifically, the Attorney General alleged that Central Hudson "may have constructed, and continues to operate, major modifications to [the Danskammer Plant] without obtaining [certain] requisite preconstruction permits." As part of this investigation, Central Hudson has received several requests for information from the New York State Attorney General, the NYS DEC and the U.S. Environmental Protection Agency ("EPA"), seeking information about the operation and maintenance of the Danskammer Plant during the period of 1980 to 2000, including specific information regarding approximately 45 projects conducted during that period. In March 2000, the EPA assumed responsibility for the investigation. Central Hudson has concluded its production of documents in connection with the information requests, and believes any permits required for these projects were obtained in a timely manner. Notwithstanding Central Hudson's sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability depending on the type of remedy, if any, imposed in connection with this matter.

      Former Manufactured Gas Plant Facilities

      In 1986, the NYS DEC added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six locations, including a site in Newburgh, New York, discussed below, at which manufactured gas plants ("MGP") owned or operated by Central Hudson or its predecessors were once located. Two additional former MGP sites were identified by Central Hudson but not placed on the Registry by the NYS DEC. Three of the eight sites identified are in Poughkeepsie, New York (at Laurel Street, North Water Street, and North Perry Street); the remaining five sites are in Newburgh, Beacon, Saugerties, Kingston, and Catskill, New York. Central Hudson studied all eight sites to determine whether or not they contain any hazardous wastes which could pose a threat to the environment or public health and, if wastes were located at the sites, to determine whether or not remedial actions should be considered. The NYS DEC subsequently removed the six sites it had previously placed on the Registry, subject to future revisions of its testing methods.

      Central Hudson has recently become aware of information contained in a NYS DEC Internet website indicating that, in addition to the eight sites referenced above, Central Hudson is attributed with responsibility for three additional MGP sites. The Internet website states that the additional sites are located on Broadway in Kingston, at Vassar College in Poughkeepsie, and on Water Street in Newburgh. No former MGP is believed to have been present at the Broadway, Kingston location. Rather, the location is likely to have been used for an office associated with the MGP site at East Strand Street, Kingston. Central Hudson does not believe that it ever owned or operated the site at Vassar College. The site identified as the Water Street, Newburgh site is, to Central Hudson's knowledge, an MGP site that ceased operations in the 1880's. The land upon which the plant was located was sold in 1891. The stock of the MGP site's former operator, Consumers Gas Company of Newburgh, New York, was acquired in 1900-01 by Newburgh Light, Heat and Power Company, which was later consolidated with several other companies to form Central Hudson.

      City of Newburgh: In October 1995, Central Hudson and the NYS DEC entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for Central Hudson's former MGP in Newburgh, New York ("Central Hudson Site"), the City of Newburgh's ("City") adjacent and nearby property and the adjoining areas of the Hudson River. The City subsequently filed a lawsuit against Central Hudson in the United States District Court for the Southern District of New York alleging violation by Central Hudson of, among others, federal environmental laws and seeking damages of at least $70 million.

      Subsequent to a 1998 jury award of $16 million in that lawsuit, reflecting the estimated cost of environmental remediation and damages, Central Hudson and the City entered into a court-approved Settlement Agreement in 1999 under which, among others, (i) Central Hudson agreed to remediate the City's property at Central Hudson's cost pursuant to the NYS DEC's October 1995 Order on Consent and (ii) if the total cost of the remediation were less than $16 million, Central Hudson would pay the City an additional amount up to $500,000 depending on the extent to which the cost of remediation was less than $16 million.

      Further studies of the City's property by Central Hudson were provided to the NYS DEC, which determined that the contaminants found may pose a significant threat to human health or the environment. As a result, Central Hudson developed a draft Feasibility Study Report ("Feasibility Report") which was filed with the NYS DEC and given to the City in December 1999. Following their review of the Feasibility Report, the NYS DEC and the New York State Department of Health ("NYS DOH") requested additional sampling. Central Hudson performed the requested work and reported results to the NYS DEC, NYS DOH, and the City in revised risk assessments that were submitted in June 2001 (which encompassed additional clean-up of Hudson River sediments and property owned by the City of Newburgh).

      The NYS DEC and NYS DOH have approved the revised risk assessments. The Feasibility Report was revised based on the revised assessments and filed with the NYS DEC for its approval on November 4, 2002.

      After approving the Feasibility Report, the NYS DEC will issue a Proposed Remedial Action Plan for public review and comment. After the public review, the NYS DEC will issue a Record of Decision that will specify a remediation plan for Central Hudson's implementation. It is presently anticipated that the NYS DEC will issue the Record of Decision before December 31, 2003.

      As of January 21, 2003, approximately $10.1 million has been spent on the City of Newburgh matter, including the defense of the litigation described above. It is not possible to predict the extent of additional remediation costs that will be incurred in connection with this matter, but Central Hudson believes that such costs could be in excess of $17 million. As of December 31, 2002, liabilities of $15.8 million were recorded regarding this matter which are included in "Deferred Credits and Other Liabilities - Accrued Environmental Remediation Costs" in Energy Group's and Central Hudson's Consolidated Balance Sheets.

      Neither Energy Group nor Central Hudson can make any prediction as to the full financial effect this matter will have on it, including the extent, if any, of insurance reimbursement and including implementation of environmental clean-up under the Order on Consent. However, Central Hudson has put its insurers on notice of this matter and intends to seek reimbursement from its insurers for the cost of any liability. Two of the insurers have denied coverage.

      Other MGP Sites: In February 1999 the NYS DEC informed Central Hudson of its intention to perform site assessments at three of the other previously identified MGP sites; namely, the Poughkeepsie Laurel Street and North Water Street sites and the Beacon site. Central Hudson conducted these site assessments under agreements negotiated with the NYS DEC to determine if there are any significant quantities of residues from the MGP operations on the sites.

      In October 2000, Central Hudson was notified by the NYS DEC that it had determined that the Poughkeepsie North Perry Street site and the Catskill site posed little or no significant threat to the public and that no additional investigation or action was necessary at the present time. During the fourth quarter of 2001, Central Hudson was advised that the NYS DEC and the NYS DOH found that no further remedial action is presently necessary at the Beacon site.

      In March 2002, the NYS DEC informed Central Hudson that both it and the NYS DOH had approved Central Hudson's Supplemental Preliminary Site Assessment for the North Water Street, Poughkeepsie site, which had concluded that the contamination at the site "does not appear to pose a significant threat to public health and the environment." At that time, the NYS DEC and Central Hudson agreed that further investigation at the site would be given a lower priority than work at the other Central Hudson MGP sites. In August 2002, however, an oily sheen was reported to the NYS DEC on the Hudson River adjacent to this site. As a result, the NYS DEC has reversed its priority determination with respect to the North Water Street site, and has now given it a high priority for action. Central Hudson has agreed to provide the NYS DEC with an investigative work plan for identifying the content and origin of the sheen. The investigative work is expected to take place during the spring and/or summer of 2003.

Neither Energy Group nor Central Hudson can predict the outcome of the investigative work at this time.

      NYS DEC has not yet approved the cleanup plan for the Laurel Street, Poughkeepsie site, delaying the initiation of cleanup until the spring of 2003, at the earliest. The current estimate for cleanup at Laurel Street is $2.5 million. Additional work at the Kingston and Saugerties sites has been deferred pending completion of work at the other sites.

      The $2.5 million estimate for the Laurel Street site cleanup was recorded as a liability in June 2002, and the expense will be deferred, subject to the provisions of a PSC order issued on October 25, 2002, that granted permission for the deferral of these and other costs relating to the manufactured gas plant sites. Recovery of the deferred costs, net of any insurance recoveries, will be subject to the following three conditions at the time the expenditures are made on an annual basis: 1) the expenditures are incremental to current rates; 2) the expenditures are material; and 3) Central Hudson is not earning above its allowed rate of return on equity. Central Hudson cannot predict whether it will meet these three conditions.

      Remedial actions ultimately required at any of the four sites (Poughkeepsie North Water Street and Laurel Street, Kingston and Saugerties) for which additional information has been requested by the NYS DEC could cause a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of Energy Group and Central Hudson if Central Hudson were unable to recover all, or a substantial portion of these costs through insurance and rates. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its carriers for amounts for which it may become liable.

      Orange County Landfill

      In June 2000, the NYS DEC sent a letter to Central Hudson requesting that it provide information about disposal of wastes at the Orange County Landfill ("Orange County Site") located in the Township of Goshen, New York, which is listed on the New York State Inactive Hazardous Waste Disposal Site Registry.

      The NYS DEC states that its records indicate Central Hudson, or a predecessor entity, disposed or may have disposed of wastes at the Site or that Central Hudson transported wastes to the Orange County Site for disposal. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its carriers for amounts for which it may become liable.

      Documents submitted by Central Hudson in response to the request of the NYS DEC indicate that at least three shipments of wastes may have been disposed of by Central Hudson at the Orange County Site; one of construction waste, one of office and commercial waste, and one of asbestos waste. Central Hudson entered into a Tolling Agreement, (i.e., an agreement extending the applicable statute of limitations) dated September 7, 2001, with the NYS DEC and other state agencies whereby Central Hudson agreed to toll the applicable statute of limitations by the state agencies against

Central Hudson for certain alleged causes of action until February 28, 2002. The tolling agreement has been renewed through March 31, 2003.

      Neither Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

      Newburgh Consolidated Iron Works

      By letter dated November 28, 2001 from the EPA, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") regarding any shipments of scrap or waste materials that Central Hudson may have made to the Consolidated Iron and Metal Co., Inc. ("Consolidated Iron"), a Superfund site located in Newburgh, New York. Sampling by the EPA has indicated that lead and polychlorinated biphenyls (or "PCBs") are present at the site, and the EPA expects to commence a remedial investigation/feasibility study at the site in the near future. Central Hudson responded to the EPA's information request on January 30, 2002. In its response, Central Hudson stated that it had entered into a contract with Consolidated Iron under which Central Hudson sold scrap to Consolidated Iron. The term of the contract was from 1988 to 1989. Records of eight and a possible ninth shipment of scrap to Consolidated Iron have been identified. No records were found which indicate that the material sold to Consolidated Iron contained or was a hazardous substance. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its carriers for amounts for which it may become liable.

      Neither Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

      Asbestos Litigation

      Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 3,000 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at the Roseton Plant and Danskammer Plant.

      As of January 21, 2003, of the 3,000 cases brought against Central Hudson, 1,323 remain pending. Of the 1,677 cases no longer pending against Central Hudson, 1,540 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on Energy Group's or Central Hudson's financial positions or results of operations.

Other Central Hudson Matters

      Central Hudson is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively involve substantial amounts, it is the opinion of Management that their ultimate resolution will not have a material adverse effect on either Energy Group's or Central Hudson's financial positions or results of operations.

CH SERVICES:

      In November 2000, CHEC purchased the fuel oil distribution business of Griffith Consumers Division (the "Griffith Business"), a division of NEES Energy, Inc. ("NEES") from NEES and AllEnergy Marketing Company, LLC, a subsidiary of NEES. Pursuant to an earn-out provision in the agreement effecting this purchase (the "Griffith Asset Purchase Agreement"), the purchase price is subject to a post-closing adjustment if the earnings of the Griffith Business before interest, taxes, depreciation and amortization for the year 2001 were $10.2 million or more. The amount of the earn-out payment is determined on a formula basis, up to a maximum amount of $12 million. The Griffith Asset Purchase Agreement provides that the earn-out payment, if any, was payable on March 31, 2002.

      Following review of relevant financial information, CHEC determined that the Griffith Business's 2001 earnings were substantially less than $10.2 million, and that therefore no earn-out payment is due to NEES.

      In August 2002, Energy Group received an Earnings Dispute Notice ("Notice") from NEES concerning the earn-out provisions in the Griffith Asset Purchase Agreement. The Notice disputes the earnings information provided to NEES regarding the Griffith Business's 2001 and contends that costs were unreasonably incurred and/or improperly allocated to the Griffith Business, thus reducing the earnings below the $10.2 million threshold at which NEES would receive an earn-out payment under the provisions of the Griffith Asset Purchase Agreement. In subsequent correspondence and discussions, CHEC has provided NEES with more detailed information in support of CHEC's determination that no earn-out is payable to NEES as a result of the above mentioned earnings shortfall.

      On May 15, 2001, Griffith received a demand, addressed to the Griffith Business, from the CITGO Petroleum Corporation ("CITGO") for defense and indemnification of CITGO in a lawsuit commenced on or about March 13, 2001, by James and Casey Threatte against CITGO and Gordon E. Wenner in the Circuit Court for Loudon County, Virginia. The lawsuit seeks compensatory damages of $1.4 million plus attorneys' fees, jointly and severally from CITGO and defendant Wenner, for the alleged contamination of the plaintiffs' property in Lovettsville, Virginia, by gasoline containing methyl tertiary butyl ether ("MTBE") emanating from the neighboring Lovettsville Garage. CITGO maintains that the Griffith Business owes it a defense and indemnification pursuant to a February 1, 1999 "Distribution Franchise Agreement" pursuant to which CITGO sold gasoline to the Griffith Business, which then resold the gasoline to the Lovettsville Garage. Griffith does not believe it or the Griffith Business is responsible to CITGO in this matter, in part because the supply agreement with the Lovettsville Garage was transferred to another distributor on August 1, 2001, and the transferee agreed to assume any liabilities existing as of that date. Moreover, even if Griffith were determined to be responsible to CITGO, Energy Group believes that CITGO itself is not a proper party to the lawsuit and, therefore, Griffith would be liable only for the reimbursement of defense costs.

      On May 31, 2002, CH Services sold all of its stock ownership interest in CH Resources to WPS Power Development, Inc. In connection with the sale, CH Services has agreed for four years following the date of this sale to retain up to $4 million of potential environmental liabilities which may have been incurred by CH Resources prior to the closing, although no such material liabilities have been identified. Energy Group has agreed to guarantee the post-closing obligations of CH Services under the sale agreement, which guarantee now applies to CHEC.

      Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant. During 2002, approximately $350,000 was spent on site remediation efforts and it is anticipated that an additional $100,000 may be expended in 2003. The State of West Virginia has indicated no further remediation of the site will be required.

NOTE 12 - SEGMENTS AND RELATED INFORMATION

      Energy Group

      Energy Group's reportable operating segments are the regulated electric and natural gas operations of Central Hudson and the activities of the competitive business subsidiaries covered under the "Unregulated" segment for Energy Group. Also included in the "Unregulated" segment is the investment activity of Energy Group. All three segments currently operate in the Northeast and mid-Atlantic regions of the United States.

      Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, property common to both Central Hudson's electric and natural gas segments, and the depreciation of the common property have been allocated to those segments in accordance with practice established for regulatory purposes.

                              CH Energy Group, Inc.
                          Segment Disclosure - FAS 131
                          Year Ended December 31, 2002


(In Thousands) except                           Natural
 Earnings per Share              Electric         Gas       Unregulated      Eliminations          Total
                                 --------         ---       -----------      ------------          -----
Revenues from external
  customers                    $ 427,978      $ 105,343       $ 162,189         $      --       $ 695,510
Intersegment revenues                 47            490              --              (537)             --
                               ---------      ---------       ---------         ---------       ---------
    Total revenues               428,025        105,833         162,189              (537)        695,510
                               ---------      ---------       ---------         ---------       ---------

Depreciation and
  amortization                    19,652          5,698           5,880                --          31,230
Interest expense                  21,634          3,342           1,444            (1,557)         24,863
Interest and investment
   Income                          7,963          1,139           6,235            (1,557)         13,780
Income tax expense                16,252          5,438             604                --          22,294
Earnings per share                  1.38            .48             .67(1)             --            2.53
Segment assets                   739,136        206,830         264,141                --       1,210,107
Construction expenditures         51,989         13,841           6,457                --          72,287
                               ---------      ---------       ---------         ---------       ---------

(1) The amount attributable to the competitive business units was $.27 with the balance of Unregulated EPS of $.40 resulting primarily from investment activity .

                              CH Energy Group, Inc.
                          Segment Disclosure - FAS 131
                          Year Ended December 31, 2001

(In Thousands) except                           Natural
 Earnings per Share              Electric         Gas       Unregulated      Eliminations       Total
                                 --------         ---       -----------      ------------       -----
Revenues from external
  customers                   $   428,346    $   110,296   $   189,298      $        --    $   727,940
Intersegment revenues                  70            421                           (491)            --
                              -----------    -----------   -----------      -----------    -----------

   Total revenues                 428,416        110,717       189,298             (491)       727,940
                              -----------    -----------   -----------      -----------    -----------

Depreciation and
 amortization                      21,541          5,272         8,824               --         35,637
Interest expense                   24,752          4,075         3,994           (2,977)        29,844
Interest and investment
 income                             9,899          1,618        11,798           (2,977)        20,338
Income tax (credit) expense       (13,383)         5,746         4,299               --         (3,338)
Earnings per share                   1.94            .56           .61(1)            --           3.11
Segment assets                    714,992        200,867       273,939               --      1,189,798
Construction expenditures          49,951         10,518         6,048               --         66,517
                              -----------    -----------   -----------      -----------    -----------

(1) The amount attributable to the competitive business units was $.09 with the balance of Unregulated EPS of $.52 largely attributable to investment activity.

                              CH Energy Group, Inc.
                          Segment Disclosure - FAS 131
                          Year Ended December 31, 2000

(In Thousands) except                           Natural
 Earnings per Share              Electric         Gas      Unregulated    Eliminations       Total
                                 --------         ---      -----------    ------------       -----
Revenues from external
  customers                   $  531,732     $  105,353     $  111,027      $       --    $  748,112
Intersegment revenues                 88          1,686             --          (1,774)           --
                              ----------     ----------     ----------      ----------    ----------

   Total revenues                531,820        107,039        111,027          (1,774)      748,112
                              ----------     ----------     ----------      ----------    ----------
Depreciation and
 amortization                     42,973          4,941          3,539              --        51,453
Interest expense                  27,201          4,426          3,052              --        34,679
Interest and investment
 income                            3,556          1,033            304              --         4,893
Income tax expense                31,600          5,550          1,065              --        38,215
Earnings per share                  2.58            .38            .09(1)           --          3.05
Segment assets                 1,135,574        196,724        198,675              --     1,530,973
Construction expenditures         50,446          8,210          4,801              --        63,457
                              ----------     ----------     ----------      ----------    ----------

(1) The amount of Unregulated EPS attributable to the competitive business units was $.10, offset by a $.01 loss of Energy Group.

                    Central Hudson Gas & Electric Corporation
                          Segment Disclosure - FAS 131
                          Year Ended December 31, 2002

                                                    Natural
     (In Thousands)                  Electric         Gas      Eliminations        Total
                                     --------         ---      ------------        -----
Revenues from external
  customers                        $   427,978    $   105,343   $        --    $   533,321
Intersegment revenues                       47            490          (537)            --
                                   -----------    -----------   -----------    -----------
    Total revenues                     428,025        105,833          (537)       533,321
                                   -----------    -----------   -----------    -----------
Depreciation and
  amortization                          19,652          5,698            --         25,350
Interest expense                        21,634          3,342            --         24,976
Interest income                          7,963          1,139            --          9,102
Income tax expense                      16,252          5,438            --         21,690
Income Avail. for Common
  Stock                                 22,545          7,818            --         30,363
Segment assets                         739,136        206,830            --        945,966
Construction expenditures               51,989         13,841            --         65,830

                    Central Hudson Gas & Electric Corporation
                          Segment Disclosure - FAS 131
                          Year Ended December 31, 2001

                                                    Natural
     (In Thousands)                  Electric         Gas       Eliminations       Total
                                   -----------    -----------   ------------    -----------
Revenues from external
  customers                        $   428,346    $   110,296   $        --    $   538,642
Intersegment revenues                       70            421          (491)            --
                                   -----------    -----------   -----------    -----------

   Total revenues                      428,416        110,717          (491)       538,642
                                   -----------    -----------   -----------    -----------

Depreciation and amortization           21,541          5,272            --         26,813
Interest expense                        24,752          4,075            --         28,827
Interest income                          9,899          1,618            --         11,517
Income tax expense                     (13,383)         5,746            --         (7,637)
Income Avail. for  Common
  Stock                                 31,731          9,217            --         40,948
Segment assets                         714,992        200,867            --        915,859
Construction Expenditures               49,951         10,518            --         60,469
                                   -----------    -----------   -----------    -----------

                    Central Hudson Gas & Electric Corporation
                          Segment Disclosure - FAS 131
                          Year Ended December 31, 2000

                                                    Natural
     (In Thousands)                  Electric         Gas       Eliminations       Total
                                   -----------    -----------   ------------    -----------
Revenues from external
  customers                        $   531,732    $   105,353   $        --    $   637,085
Intersegment revenues                       88          1,686        (1,774)            --
                                   -----------    -----------   -----------    -----------

   Total revenues                      531,820        107,039        (1,774)       637,085
                                   -----------    -----------   -----------    -----------

Depreciation and amortization           42,973          4,941            --         47,914
Interest expense                        27,201          4,426            --         31,627
Interest income                          3,556          1,033            --          4,589
Income tax expense                      31,600          5,550            --         37,150
Income Avail. for Common
  Stock                                 43,110          6,255            --         49,365
Segment assets                       1,135,574        196,724            --      1,332,298
Construction expenditures               50,446          8,210            --         58,656
                                   -----------    -----------   -----------    -----------

NOTE 13 - FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Temporary Cash Investments: The carrying amount approximates fair value because of the short maturity of those instruments.

      Cumulative Preferred Stock Subject to Mandatory Redemption: The fair value is estimated with reference to the quoted market price of similar instruments. The preferred stock is issued by Central Hudson.

      Long-Term Debt: The fair value is estimated based on the quoted market prices for the same or similar issues or to current rates offered to Central Hudson for debt of the same remaining maturities and credit quality.

      Notes Payable: The carrying amount approximates fair value because of the short maturity of those instruments.

      The estimated fair values of Energy Group's and Central Hudson's financial instruments are as follows:

                                           December 31, 2002
                                        Carrying         Fair
                                         Amount         Value
                                         ------         -----
Energy Group                               (In Thousands)
Cumulative preferred stock subject
  to mandatory redemption ........      $ 12,500      $ 13,038
Long-term debt (including
  current maturities) ............       284,877       302,354

Central Hudson
Cumulative preferred stock subject
  to mandatory redemption ........      $ 12,500      $ 13,038
Long-term debt (including
  current maturities) ............       284,877       302,354

                                           December 31, 2001
                                        Carrying         Fair
                                         Amount         Value
                                         ------         -----
Energy Group                               (In Thousands)
Cumulative preferred stock subject
  to mandatory redemption ........      $ 35,000      $ 35,513
Long-term debt (including
  current maturities) ............       236,124       241,498

Central Hudson
Cumulative preferred stock subject
  to mandatory redemption ........      $ 35,000      $ 35,513
Long-term debt (including
  current maturities) ............       235,874       241,248

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - ENERGY GROUP

      Selected financial data for each quarterly period within 2002 and 2001 are presented below:

                                                                   Earnings Per
                                                                     Average
                                                                     Share of
                                                                      Common
                           Operating      Operating        Net        Stock
                           Revenues         Income        Income   Outstanding
                           --------         ------        ------   -----------
                                        (In Thousands)              (Dollars)
                           -------------------------------------    ---------
Quarter Ended:

       2002

March 31 ...........       $196,962       $ 18,118      $ 19,442    $   1.19
June 30 ............        152,816          3,812         5,098         .31
September 30 .......        169,313          6,626         6,111         .37
December 31 ........        176,419         12,805        10,630         .66

      2001

March 31 ...........       $242,318       $ 24,346      $ 18,310    $   1.12
June 30 ............        166,318          5,328         3,224         .20
September 30 .......        165,731         10,837         9,539         .58
December 31 ........        153,573          7,169        19,762        1.21

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CENTRAL HUDSON

      Selected financial data for each quarterly period within 2002 and 2001 are presented below:

                                                                   Income
                                                                Available for
                                   Operating     Operating         Common
                                   Revenues        Income           Stock
                                   ---------     ---------      -------------
                                               (In Thousands)
                                   ------------------------------------------
Quarter Ended:

       2002

March 31 .................          $143,171     $ 15,403       $ 14,449
June 30 ..................           122,945        6,396          2,772
September 30 .............           144,548       10,437          6,713
December 31 ..............           122,657        9,578          6,429

      2001

March 31 .................          $168,677     $ 19,451       $ 11,807
June 30 ..................           129,514        8,667          2,118
September 30 .............           130,211       12,341          9,245
December 31 ..............           110,240        8,876         17,778

SCHEDULE II  - Reserves - Energy Group

                                                     Additions
                                   --------------------------------------------
                                                                                      Payments         Balance
                                  Balance at      Charged to       Charged to         Charged          at End
                                   Beginning       Cost and           Other              to              of
Description                        of Period       Expenses         Accounts          Reserves         Period
-----------                        ---------       --------         --------          --------         ------
YEAR ENDED DECEMBER 31, 2002

Operating Reserves .........      $4,852,994      $  607,972      $   1,353,700      $1,902,582      $4,912,084
                                  ==========      ==========      =============      ==========      ==========

Reserve for Uncollectible
 Accounts ..................      $3,800,000      $3,582,200      $          --      $3,182,200      $4,200,000
                                  ==========      ==========      =============      ==========      ==========

YEAR ENDED DECEMBER 31, 2001

Operating Reserves .........      $4,754,783      $  736,029      $     819,000      $1,456,818      $4,852,994
                                  ==========      ==========      =============      ==========      ==========

Reserve for Uncollectible
 Accounts ..................      $3,400,000      $3,912,893      $          --      $3,512,893      $3,800,000
                                  ==========      ==========      =============      ==========      ==========

YEAR ENDED DECEMBER 31, 2000

Operating Reserves .........      $6,293,658      $2,752,777      $   1,585,500      $5,877,152      $4,754,783
                                  ==========      ==========      =============      ==========      ==========

Reserve for Uncollectible
 Accounts ..................      $3,200,000      $4,050,000      $          --      $3,850,000      $3,400,000
                                  ==========      ==========      =============      ==========      ==========

SCHEDULE II  - Reserves - Central Hudson

                                                     Additions
                                   --------------------------------------------
                                                                                     Payments          Balance
                                  Balance at      Charged to       Charged to         Charged          at End
                                   Beginning       Cost and           Other              to              of
Description                        of Period       Expenses         Accounts          Reserves         Period
-----------                        ---------       --------         --------          --------         ------
YEAR ENDED DECEMBER 31, 2002

Operating Reserves .........      $4,852,994      $  607,972      $   1,353,700      $1,902,582      $4,912,084
                                  ==========      ==========      =============      ==========      ==========

Reserve for Uncollectible
 Accounts ..................      $2,300,000      $3,061,800      $          --      $2,661,800      $2,700,000
                                  ==========      ==========      =============      ==========      ==========

YEAR ENDED DECEMBER 31, 2001

Operating Reserves .........      $4,754,783      $  736,029      $     819,000      $1,456,818      $4,852,994
                                  ==========      ==========      =============      ==========      ==========

Reserve for Uncollectible
 Accounts ..................      $2,500,000      $2,612,893      $          --      $2,812,893      $2,300,000
                                  ==========      ==========      =============      ==========      ==========

YEAR ENDED DECEMBER 31, 2000

Operating Reserves .........      $6,293,658      $2,752,777      $   1,585,500      $5,877,152      $4,754,783
                                  ==========      ==========      =============      ==========      ==========

Reserve for Uncollectible
 Accounts ..................      $2,900,000      $3,350,000      $          --      $3,750,000      $2,500,000
                                  ==========      ==========      =============      ==========      ==========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM  10 - DIRECTORS AND EXECUTIVE OFFICERS OF ENERGY GROUP

      The information on Directors of Energy Group required hereunder is as follows:

                               Age
                              as of       Year Joined
      Name                   12/31/02     the Board(6)       Term of Office
      ----                   --------     ------------       --------------
Paul J. Ganci(2,4,5)            64            1989       Class III Director(8)

Jack Effron(3,5)                69            1987       Class III Director(8)

Heinz K. Fridrich(1,2,4)        69            1988       Class III Director(8)

Edward F. X. Gallagher(1,5)     69            1984       Class I Director(7)

Stanley J. Grubel(2,3,4)        60            1999       Class II Director(9)

E. Michel Kruse(1)              58            2002       Unclassified Director(10)

Steven M. Fetter(1,2,3,4,5)     51            2002       Class II Director(9)

Steven V. Lant(5)               45            2002       Class I Director(7)

----------
(1)   Member, Audit Committee of the Board of Directors.

(2)   Member, Business Development Committee of the Board of Directors.

(3)   Member, Compensation and Succession Committee of the Board of Directors.

(4)   Member, Executive Committee of the Board of Directors.

(5)   Member, Finance Committee of the Board of Directors.

(6)   Years prior to 1999 reflect Directorships of Central Hudson.

(7)   Term expires at Annual Meeting of Shareholders in 2004.

(8) Term expires at Annual Meeting of Shareholders in 2003. Messrs. Ganci and Fridrich are nominees for re-election as Directors at that Meeting. Mr. Effron is not standing for re-election.

(9)   Term expires at Annual Meeting of Shareholders in 2005.

(10) Mr. Kruse is standing for election at the Annual Meeting of Shareholders as a Class III Director.

Officers of the Board:

Paul J. Ganci
Chairman of the Board and the Executive Committee

Heinz K. Fridrich
Vice Chairman of the Board and the Executive Committee and Chairman of the Audit Committee

Steven M. Fetter
Chairman of the Compensation and Succession Committee

Stanley J. Grubel
Chairman of the Business Development Committee

Edward F. X. Gallagher
Chairman of the Finance Committee

      The information on those directors of Energy Group standing for election by shareholders at the Annual Meeting of Shareholders to be held on April 1, 2003, is incorporated by reference to the caption "Proposal - Election of Directors" in Energy Group's definitive proxy statement dated March 3, 2003, and to be used in connection with the Annual Meeting, which proxy statement will be filed with the SEC.

      The information on the executive officers of Energy Group required hereunder is incorporated by reference to Item 1 of this 10-K Annual Report under the caption "Executive Officers."

ITEM  11 - EXECUTIVE COMPENSATION

      The information required hereunder for directors and executives of Energy Group is incorporated by reference to Energy Group's definitive proxy statement, dated March 3, 2003, and to be used in connection with its Annual Meeting of Shareholders to be held on April 1, 2003.

ITEM  12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

      The information required hereunder regarding equity ownership in Energy Group by its Directors and executive officers is incorporated by reference to the caption "Security Ownership of Directors and Officers" in Energy Group's definitive proxy statement, dated March 3, 2003, and to be used in connection with its Annual Meeting of Shareholders to be held on April 1, 2003.

ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Note 1 under the caption "Related Party Transactions."

ITEM  14 - CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, Energy Group's and Central Hudson's controls and procedures are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      Since the Evaluation Date, there have not been any significant changes to the internal controls or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM  15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

      1. and 2. All Financial Statements and Financial Statement Schedules filed as part of this Report are included in Item 8 of this 10-K Annual Report and reference is made thereto.

      3. Exhibits

      Incorporated herein by reference to the Exhibit Index for this Report. Such Exhibits include the following management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 14(c) hereof:

      Description in the Exhibit List and Exhibit Nos. for this Report

      Energy Group's Stock Plan for Outside Directors. (Exhibits (10) (iii) 7)

      Energy Group's Supplementary Retirement Plan. (Exhibits (10) (iii) 11 and
      23)

      Central Hudson's Retirement Benefit Restoration Plan. (Exhibits (10) (iii) 12 and 24)

      Form of Employment Agreement for all officers of Energy Group and its subsidiary companies. (Exhibits (10) (iii) 13)

      Employment Agreement between Paul J. Ganci and Energy Group. (Exhibit (10)
      (iii) 16)

      Energy Group's Change of Control Severance Policy. (Exhibits (10) (iii) 6 and 15)

      Central Hudson's Savings Incentive Plan. (Exhibits (10) (iii) 1, 2, 3, 14, 18, 19 and 21)

      Energy Group's Long-Term Performance-Based Incentive Plan. (Exhibit (10)
      (iii) 10, 17 and 20)

      Energy Group's Directors and Executives Deferred Compensation Plan. (Exhibits (10) (iii) 8, 9 and 22)

      Agreement between Energy Group and Allan R. Page. (Exhibit (10)(iii)25)

(b) Reports on Form 8-K

      During the last quarter of the period covered by this Report and including the period to the date hereof, the following Reports on Form 8-K were filed by Energy Group and/or Central Hudson:

      1. Report dated October 24, 2002, of Energy Group relating to the appointment of Joseph J. DeVirgilio, Jr. to the position of Senior Vice President of Energy Group.

      2. Report dated November 22, 2002, of Energy Group relating to the appointment of E. Michel Kruse to Energy Group's Board of Directors and restructuring of Energy Group's competitive business subsidiaries.

      3. Report dated January 31, 2003 of Energy Group relating to Energy Group's 2002 Earnings and 2003 Earnings Guidelines.

(c) Exhibits Required by Item 601 of Regulation S-K

      Incorporated herein by reference to subpart (a)-3 of Item 15, above.

(d) Financial Statement Schedule required by Regulation S-X which is excluded from Energy Group's Annual Report to Shareholders for the fiscal year ended December 31, 2002

      Not applicable, see Item 8 hereof.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CH ENERGY GROUP, INC.


                                            By         /s/ Paul J. Ganci
                                              ----------------------------------
                                                           Paul J. Ganci
                                               Chairman of the Board, President
                                                   and Chief Executive Officer

Dated:  February 19, 2003

                                            CENTRAL HUDSON GAS & ELECTRIC
                                                    CORPORATION


                                            By     /s/ Paul J. Ganci
                                              ---------------------------------
                                                    Paul J. Ganci
                                               Chairman of the Board and
                                                Chief Executive Officer


Dated:   February 19, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

         Signature               Title                            Date
         ---------               -----                            ----

(a)   Principal Executive Officer or Officers:

/s/ Paul J. Ganci
----------------------
(Paul J. Ganci)              Chairman of the
                             Board, President and
                             Chief Executive Officer of
                             CH Energy Group, Inc.
                             and Chairman of the Board
                             and Chief Executive Officer
                             of Central Hudson Gas
                             & Electric Corporation          February 19, 2003

(b) Principal Accounting
         Officer:


/s/ Donna S. Doyle
----------------------
(Donna S. Doyle)             Vice President -
                             Accounting and
                             Controller of
                             CH Energy Group, Inc.
                             and Central Hudson Gas
                             & Electric Corporation          February 19, 2003

(c) Chief Financial
     Officer:


/s/ Steven V. Lant
----------------------
(Steven V. Lant)           Chief Operating Officer and
                           Chief Financial Officer of
                           CH Energy Group, Inc.
                           and Chief Financial Officer
                           of Central Hudson Gas
                           & Electric Corporation            February 19, 2003

(d) A majority of Directors of CH Energy Group, Inc.:

Jack Effron*, Heinz K. Fridrich*,
Edward F.X. Gallagher*, Paul J. Ganci*,
 Stanley J. Grubel*, Steven M. Fetter*,
E. Michel Kruse*, and Steven V. Lant*, Directors


By  /s/ Paul J. Ganci
   ----------------------------------
     (Paul J. Ganci)                                         February 19, 2003


(e) A majority of Directors of Central Hudson Gas & Electric Corporation:

Paul J. Ganci*, Carl E. Meyer*, Steven V. Lant*, and Arthur R. Upright*, Directors


By  /s/ Paul J. Ganci
   ----------------------------------
     (Paul J. Ganci)                                         February 19, 2003

----------
* Paul J. Ganci, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the SEC as Exhibit 24 hereof.

                                 CERTIFICATIONS

I, Paul J. Ganci, Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify for each of the Companies that:

1. I have reviewed this annual report on Form 10-K of the Companies;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          CH ENERGY GROUP, INC.
                                              (Registrant)

                              By:          /s/ Paul J. Ganci
                                  ----------------------------------------------
                                             Paul J. Ganci
                                  Chairman of the Board, President and
                                      Chief Executive Officer


                              CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                             (Co-Registrant)

                              By:             /s/ Paul J. Ganci
                                   ------------------------------------------
                                               Paul J. Ganci
                                         Chairman of the Board and
                                          Chief Executive Officer


Dated:  January 27, 2003

                                 CERTIFICATIONS

I, Steven V. Lant, Chief Operating Officer and Chief Financial Officer of CH Energy Group, Inc. and Chief Financial Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify for each of the Companies that:

1. I have reviewed this annual report on Form 10-K of the Companies;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            CH ENERGY GROUP, INC.
                                                (Registrant)

                              By:            /s/ Steven V. Lant
                                  ----------------------------------------------
                                              Steven V. Lant
                                        Chief Operating Officer and
                                          Chief Financial Officer


                                  CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                              (Co-Registrant)

                              By:           /s/ Steven V. Lant
                                   ---------------------------------------------
                                             Steven V. Lant
                                         Chief Financial Officer

Dated:  January 27, 2003

                                 CERTIFICATIONS

I, Paul J. Ganci, Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Annual Report on Form 10-K of the Companies for the period ending December 31, 2002 (the "Annual Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Companies.

                                             CH ENERGY GROUP, INC.
                                                  (Registrant)

                              By:               /s/ Paul J. Ganci
                                  ----------------------------------------------
                                                 Paul J. Ganci
                                     Chairman of the Board, President and
                                           Chief Executive Officer


                                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                (Co-Registrant)

                              By:               /s/ Paul J. Ganci
                                   ---------------------------------------------
                                                 Paul J. Ganci
                                          Chairman of the Board and
                                           Chief Executive Officer


Dated:   January 27, 2003

                                 CERTIFICATIONS

I, Steven V. Lant, Chief Operating Officer and Chief Financial Officer of CH Energy Group, Inc. and Chief Financial Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Annual Report on Form 10-K of the Companies for the period ending December 31, 2002 (the "Annual Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Companies.

                                             CH ENERGY GROUP, INC.
                                                 (Registrant)

                              By:              /s/ Steven V. Lant
                                  ----------------------------------------------
                                               Steven V. Lant
                                         Chief Operating Officer and
                                           Chief Financial Officer


                              CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                (Co-Registrant)

                              By:               /s/ Steven V. Lant
                                   ---------------------------------------------
                                               Steven V. Lant
                                             Chief Financial Officer


Dated:   January 27, 2003

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference (1):

  Exhibit No.
(Regulation S-K
   Item 601
  Designation)                 Exhibits
  ------------                 --------

(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession:

                  (i) Certificate of Exchange of Shares of Central Hudson Gas & Electric Corporation, subject corporation, for shares of CH Energy Group, Inc., acquiring corporation, under
                        Section 913 of the Business Corporation Law of the State of New York. ((45); Exhibit 2(i))

                  (ii) Agreement and Plan of Exchange by and between Central Hudson Gas & Electric Corporation and CH Energy Group, Inc. ((39; Exhibit 2.1)

(3)               Articles of Incorporation and Bylaws:

                  (i) Restated Certificate of Incorporation of CH Energy Group, Inc. under Section 807 of the Business Corporation Law, filed November 12, 1998. ((37); Exhibit
                        (3)1)

                  (ii) By-laws of CH Energy Group, Inc. in effect on the date of this Report.

                  (iii) Restated Certificate of Incorporation of Central Hudson
                        Gas & Electric Corporation under Section 807 of the Business Corporation Law. ((18); Exhibit (3)1)

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

                  (iv) Certificate of Amendment to the Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 805 of the Business Corporation Law. ((18) Exhibit (3)2)

                  (v) Certificate of Amendment to the Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 805 of the Business Corporation Law. ((18); Exhibit (3)3)

                  (vi) By-laws of Central Hudson Gas & Electric Corporation in effect on the date of this Report. ((49); 3(vi))

(4) Instruments defining the rights of security holders, including indentures (see also Exhibits (3)(i)and (ii) above):

                  (ii)  1-- Indenture dated January 1, 1927 between Central
                            Hudson Gas & Electric Corporation ("Central Hudson") and American Exchange Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)1)

                  (ii)  2-- Fourth Supplemental Indenture dated March 1, 1941 between Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)5)

                  (ii)  3-- Fifth Supplemental Indenture dated December 1, 1950 between Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)6)

                  (ii)  4-- Ninth Supplemental Indenture dated December 1, 1967 between Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)10)

                  (ii)  5-- Twenty-Seventh Supplemental Indenture dated as of
                            May 15, 1992 between Central Hudson
                            and The Bank of New York, as Trustee. ((2); Exhibit
                            (4)(ii)28); and

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

                            (c) Pricing Supplement No. 4, Dated August 20, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((6)(d)

                            (d) Pricing Supplement No. 5, Dated August 20, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a

                                  Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((6)(e)

                            (e) Pricing Supplement No. 7, Dated July 26, 1993 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((6)(f)

                  (ii)  6-- Discharge, release and cancellation of Indenture of
                            Mortgage, dated November 6, 2001, from the Bank of New York, as Trustee. ((47)); Exhibit (4) (ii) (6))

                  (ii)  7-- Indenture, dated as of April 1, 1992, between
                            Central Hudson and Morgan Guaranty Trust Company of New York, as Trustee related to unsecured Medium-Term Notes. ((7); Exhibit (4)(ii)29)

                  (ii)  8-- Prospectus Supplement Dated May 28, 1992 (To
                            Prospectus Dated April 13, 1992) relating to
                            $125,000,000 principal amount of Medium-Term Notes, Series A, and the Prospectus Dated April 13, 1992, relating to $125,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((8)(a)), and, as applicable to a tranche of such Medium-Term Notes, set forth in Pricing Supplement No. 1, Dated June 26, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((8)(b)).

                  (ii)  9-- Prospectus Supplement Dated January 8, 1999

                            (To Prospectus Dated January 7, 1999) relating to $110,000,000 principal amount of Medium-Term Notes, Series C, and the Prospectus Dated January 7, 1999, relating to $110,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349. ((36)(a)), and, as applicable to a tranche of such Medium-Term Notes, set forth in Pricing Supplement No. 1, Dated January 12, 1999 (To Prospectus Dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999) filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349. ((36)(b)).

                  (ii) 10-- Prospectus Supplement Dated March 20, 2002 (To
                            Prospectus dated March 14, 2002) relating to
                            $100,000,000 principal amount of Medium-Term Notes, Series D, and the Prospectus Dated March 14, 2002, relating to $100,000,000 principal amount of Central Hudson's debt securities attached hereto, as filed pursuant to Rule 424 (b) in connection with Registration Statement No. 33-83542 ((13)(a)), and, as applicable to a tranche of such Medium-Term Notes, each of the following:

                            (a) Pricing Supplement No. 1, Dated March 25, 2002 (to said Prospectus dated March 14, 2002, as supplemented by said Prospectus Supplement Dated March 20, 2002) filed pursuant to Rule 424 (b) in connection with Registration Statement No. 333-83542. ((13)(b))

                            (b) Pricing Supplement No. 2, Dated March 25, 2002 (to said Prospectus Dated March 14, 2002, as supplemented by said Prospectus

                                  Supplement Dated March 20, 2002) filed
                                  pursuant to Rule 424 (b) in connection with Registration Statement No. 333-83542.((13)(c))

                  (ii) 11-- Central Hudson and another subsidiary of Energy
                            Group have entered into certain other instruments with respect to long-term debt. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of Energy Group and its other subsidiaries or Central Hudson, as the case may be, each on a consolidated basis. Energy Group and Central Hudson agree to provide the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt of Central Hudson and such other subsidiary.

(10)              Material contracts:

                  (i)   1-- Agreement dated April 27, 1973 between Central
                            Hudson and the Power Authority of the State of New York. ((11); Exhibit 5.19)

                  (i)   2-- Assignment and Assumption dated as of October 24,
                            1975 between Central Hudson and New York State Electric & Gas Corporation. ((12); Exhibit 5.25)

                  (i)   3-- Amendment to Assignment and Assumption dated October
                            30, 1978 between Central Hudson and New York State Electric & Gas Corporation. ((3); Exhibit 5.34)

                  (i)   4-- Agreement dated April 2, 1980 by and between Central
                            Hudson and the Power Authority of the State of New York. ((2); Exhibit (10)(i)24)

                  (i)   5-- Transmission Agreement, dated October 25, 1983,
                            between Central Hudson and Niagara

                            Mohawk Power Corporation. ((2); Exhibit (10)(i)30)

                  (i)   6-- Underground Storage Service Agreement, dated June
                            30, 1982, between Central Hudson and Penn-York Energy Corporation. ((2); Exhibit (10)(i)32)

                  (i)   7-- Interruptible Transmission Service Agreement, dated
                            December 20, 1983, between Central Hudson and Power Authority of the State of New York. ((2); Exhibit
                            (10)(i)33)

                  (i)   8-- Agreement, dated December 7, 1983, between Central
                            Hudson and the Power Authority of the State of New York. ((2); Exhibit (10)(i)34)

                  (i)   9-- General Joint Use Pole Agreement between Central
                            Hudson and the New York Telephone Company effective January 1, 1986 (not including the Administrative and Operating Practices provisions thereof). ((2); Exhibit (10)(i)37)

                  (i)   10--Agreement, dated June 3, 1985, between Central
                            Hudson, Consolidated Edison Company of New York, Inc. and the Power Authority of the State of New York relating to Marcy South Real Estate - East Fishkill, New York. ((2); Exhibit (10)(i)38)

                  (i)   11--Agreement, dated June 11, 1985, between Central
                            Hudson and the Power Authority of the State of New York relating to Marcy South Substation - East Fishkill, New York. ((2); Exhibit (10)(i)39)

                  (i)   12--Memorandum of Understanding, dated as of March 22,
                            1988, by and among Central Hudson, Alberta Northeast Gas, Limited, the Brooklyn Union Gas Company, New Jersey

                            Natural Gas Company and Connecticut Natural Gas Corporation. ((17); Exhibit (10)(i)98)

                  (i)   13--Agreement, effective as of November 1, 1989, between
                            Columbia Gas Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)75)

                  (i)   14--Agreement, dated as of November 1, 1989, between
                            Columbia Gas Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)77)

                  (i)   15--Agreement, dated as of November 1, 1989, between
                            Columbia Gas Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)78)

                  (i)   16--Agreement, dated as of November 1, 1989, between
                            Columbia Gulf Transmission Company and Central Hudson. ((19); Exhibit (10)(i)79)

                  (i)   17--Agreement, dated October 9, 1990, between Texas
                            Eastern Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)80)

                  (i)   18--Agreement, dated July 2, 1990, between Texas Eastern
                            Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)81)

                  (i)   19--Agreement, dated December 28, 1989, between Texas
                            Eastern Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)82)

                  (i)   20--Agreement, dated December 28, 1989, between Texas
                            Eastern Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)83)

                  (i)   21--Agreement, dated November 3, 1989, between Texas
                            Eastern Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)84)

                  (i)   22--Agreement, dated September 4, 1990, between
                            Algonquin Gas Transmission Company and Central Hudson. ((19); Exhibit (10)(i)87)

                  (i)   23--Storage Service Agreement, dated July 1, 1989,
                            between CNG Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)91)

                  (i)   24--Agreement dated as of February 7, 1991 between
                            Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from ATCOR Ltd. to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)92)

                  (i)   25--Agreement dated as of February 7, 1991 between
                            Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from AEC Oil and Gas Company, a Division of Alberta Energy Company, Ltd. to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)93)

                  (i)   26--Agreement dated as of February 7, 1991 between
                            Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from ProGas Limited to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)94)

                  (i)   27--Agreement No. 2 dated as of February 7, 1991 between
                            Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada Pipelines Limited under Precedent Agreement No. 2 to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)95)

                  (i)   28--Agreement No. 1 dated as of February 7, 1991 between
                            Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada Pipelines Limited under Precedent Agreement No. 1 to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)96)

                  (i)   29--Agreement dated as of February 7, 1991 between
                            Central Hudson and Iroquois Gas Transmission System to transport gas imported by Alberta Northeast Gas, Limited to Central Hudson. ((19); Exhibit (10)(i)97)

                  (i)   30--Service Agreement, dated September 30, 1986, between
                            Central Hudson and Algonquin Gas Transmission Company, for firm storage transportation under Rate Schedule SS-III. ((20); Exhibit (10)(i)95)

                  (i)   31--Service Agreement, dated March 12, 1991, between
                            Central Hudson and Algonquin Gas Transmission Company, for firm transportation of 5,056 dth. of Texas Eastern Transmission Corporation incremental volume. ((20); Exhibit (10)(i)99)

                  (i)   32--Agreement, dated December 28, 1990 and effective
                            February 5, 1991, between Central Hudson and
                            National Fuel Gas Supply Corporation for interruptible transportation. ((20); Exhibit
                            (10)(i)100)

                  (i)   33--Utility Services Contract, effective October 1,
                            1991, between Central Hudson and the U.S. Department of the Army, for the provision of natural gas service to the U.S. Military Academy at West Point and Stewart Army Subpost, together with an Amendment thereto, effective October 10, 1991. ((20); Exhibit
                            (10)(i)101)

                  (i)   34--Service Agreement, effective December 1, 1990,
                            between Central Hudson and Texas Eastern
                            Transmission Corporation, for firm transportation service under Rate Schedule FT-1. ((20); Exhibit
                            (10)(i)103)

                  (i)   35--Service Agreement, dated February 25, 1991, between
                            Central Hudson and Texas Eastern Transmission Corporation, for incremental 5,056 dth. under Rate Schedule CD-1. ((20); Exhibit (10)(i)104)

                  (i)   36--Service Agreement, dated January 7, 1992, between
                            Central Hudson and Texas Eastern Transmission Corporation, for the firm transportation of 6,000 dth./day under Rate Schedule FTS-5. ((20); Exhibit
                            (10)(i)106)

                  (i)   37--Agreement dated as of July 1, 1992 between Central
                            Hudson and Tennessee Gas Pipeline Company for storage of natural gas. ((21); Exhibit (10)(i)114)

                  (i)   38--Agreement dated as of July 1, 1992 between Central
                            Hudson and Tennessee Gas Pipeline Company for firm transportation periods. ((21); Exhibit (10)(i)115)

                  (i)   39--Agreement, dated November 1, 1990, between Tennessee
                            Gas Pipeline and Central Hudson for transportation of third-party gas for injection into and withdrawal from Penn York storage. ((2); Exhibit (10)(i)100)

                  (i)   40--Agreement, dated December 1, 1991, between Central
                            Hudson and Iroquois Gas Transmission System for interruptible gas transportation service. ((2); Exhibit (10)(i)101)

                  (i)   41--Letter Agreement, dated August 24, 1992, between
                            Central Hudson and Iroquois Gas Transmission System amending that certain

                            Agreement, dated December 1, 1991 between said parties for interruptible gas transportation service. ((19); Exhibit (10)(i)102)

                  (i)   42--Gas Transportation Agreement, dated as of September
                            1, 1993, by and between Tennessee Gas Pipeline Company and Central Hudson. ((1); Exhibit(10)(i)108)

                  (i)   43--Agreement, dated as of May 20, 1993, between Central
                            Hudson and New York State Electric & Gas
                            Corporation. ((24); Exhibit (10)(i)93)

                  (i)   44--Agreement for the Sale and Purchase of Coal, dated
                            as of December 1, 1996, among Central Hudson, Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of the agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((30); Exhibit (10)(i)107)

                  (i)   45--Amended and Restated Settlement Agreement, dated
                            January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development. ((32); Exhibit (10)(i)112)

                  (i)   46--Amendment, dated as of November 1, 1997, to the
                            Agreement for the Sale and Purchase of Coal, dated December 1, 1996, among Central Hudson, Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((33); Exhibit (10)(i)113)

                  (i)   47--Modification to the Amended and Restated Settlement
                            Agreement, dated February 26, 1998, signed by Central Hudson, the Staff of the Public Service Commission of the State of New York, the New York State Consumer Protection Board and Pace Energy Project. ((34); Exhibit (10)(i)115)

                  (i)   48--Amendment II, dated as of November 1, 1998, to the
                            Agreement for the Sale and Purchase of Coal, dated December 1, 1996, among Central Hudson, Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of said Amendment setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((40); Exhibit (10)(i)80)

                  (i)   49--Participation Agreement, dated as of June 1, 1977 by
                            and between New York State Energy Research and Development Authority and Central Hudson. ((45); Exhibit (10)(i)67)

                  (i)   50--Agreement, dated as of November 1, 1998, between
                            Central Hudson and Glencore Ltd., for the Sale and Purchase of Coal. [Certain portions of said Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((40); Exhibit (10)(i)81)

                  (i)   51--Participation Agreement, dated as of December 1,
                            1998, by and between New York State Energy Research and Development

                            Authority and Central Hudson. ((40); Exhibit
                            (10)(i)82)

                  (i)   52--Participation Agreement, dated as of July 15, 1999,
                            by and between New York State Energy Research and Development Authority and Central Hudson. ((45); Exhibit (10)(i)66)

                  (i)   53--Participation Agreement, dated as of August 1, 1999,
                            by and between New York State Energy Research and Development Authority and Central Hudson. ((45); Exhibit (10)(i)67)

                  (i)   54--Agreement, dated April 1, 1999, between Central
                            Hudson and Arch Coal Sales Company, Inc. for the Sale and Purchase of Coal. [Certain portions of the Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((38); Exhibit (10)(i)89)

                  (i)   55--Amendment No. 3, dated as of November 1, 1999, to
                            the Agreement for the Sale and Purchase of Coal, dated December 1, 1996, between Central Hudson and Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit (10)(i)88)

                  (i)   56--Amendment No. 1, dated as of November 1, 1999, to
                            the Agreement for the Sale and Purchase of Coal, dated November 1, 1998, between Central Hudson and Glencore, Ltd.

                            [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit (10)(i)89)

                  (i)   57--Amendment No. 1, dated as of November 1, 1999, to
                            the Agreement for the Sale and Purchase of Coal, dated April 1, 1999 between Central Hudson and Arch Coal. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit (10)(i)90)

                  (i)   58--Asset Purchase and Sale Agreement, dated August 7,
                            2000, by and among Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. ((44); Exhibit (10)(i)93)

                  (i)   59--Asset Purchase and Sale Agreement, dated August 7,
                            2000, by and between Central Hudson and Dynegy Power Corp. ((44); Exhibit (10)(i)94)

                  (i)   60--Purchase Price Agreement, dated August 7, 2000,
                            among Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. ((44); Exhibit (10)(i)95)

                  (i)   61--Guarantee Agreement, dated August 7, 2000, among
                            Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Holdings, Inc. ((44); Exhibit (10)(i)96)

                  (i)   62--Nine Mile Point Unit 2 Nuclear Generating Facility
                            Asset Purchase Agreement, dated as of December 11, 2000, by and among Central Hudson, Niagara Mohawk Power Corporation, New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Constellation Energy Group, Inc. and Constellation Nuclear LLC. ((45); Exhibit (10)(i)(79))

                  (i)   63--Power Purchase Agreement, dated as of December 11,
                            2000, by and between Constellation Nuclear, LLC and Central Hudson. ((45); Exhibit (10)(i)(80))

                  (i)   64--Revenue Sharing Agreement, dated as of December 11,
                            2000, by and between Constellation Nuclear LLC and Central Hudson. ((45); Exhibit (10)(i)(84))

                  (i)   65--Transition Power Agreement, dated January 30, 2001,
                            by and between Central Hudson and Dynegy Power Marketing, Inc. ((45); Exhibit (10)(i)(82))

                  (i)   66--Amended and Restated Credit Agreement, dated July
                            10, 2000, among CH Energy Group, Inc., ("Energy Group") certain lenders described therein and Banc One, N.A., as administrative Agent. ((43); Exhibit
                            (10)(i)92)

                  (i)   67--Amendment II, dated as of December 22, 2000, to the
                            Agreement for the Sale and Purchase of Coal, dated April 1, 1999, between Central Hudson and Arch Coal Sales Company, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((45); Exhibit

                            (10)(i)(84))

                  (i)   68--Amendment IV, dated as of December 29, 2000, to the
                            Agreement for the Sale and Purchase of Coal made as of December 1, 1996, between Central Hudson and Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((45); Exhibit (10)(i)(85))

                  (i)   69--Stock Purchase Agreement, dated December 21, 2001
                            between Central Hudson Energy Services, Inc. and WPS Power Development, Inc. ((47); Exhibit (10) (i)
                            (69))

                  (i)   70--Letter Agreement, dated December 21, 2001, between
                            Central Hudson Enterprises Corporation and WPS Power Development, Inc. ((47); Exhibit (10) (i) (70))

                  (i)   71--[Reserved]

                  (i)   72--Letter Agreement, dated July 3, 2001 between Central
                            Hudson and Dynegy. ((47); Exhibit (10) (i) (72))


                  (iii) 1-- Agreement, made March 14, 1994, by and between
                            Central Hudson and Mellon Bank, N.A., amending and restating, effective April 1, 1994, Central Hudson's Savings Incentive Plan and related Trust Agreement with The Bank of New York. ((25); Exhibit
                            (10)(iii)18)

                  (iii) 2-- Amendment 1, dated July 22, 1994 (effective April 1,
                            1994) to the Amended and Restated Savings Incentive Plan of Central Hudson. ((26); Exhibit (10)(iii)19)

                  (iii) 3-- Amendment 2, dated December 16, 1994 (effective
                            January 1, 1995) to the Amended and Restated Savings Incentive Plan of Central Hudson, as amended. ((26); Exhibit (10)(iii)20)

                  (iii) 4-- Management Incentive Program of Central Hudson,
                            effective April 1, 1994. ((30); Exhibit (10)(iii)23)

                  (iii) 5-- Amendment, dated July 25, 1997, to the Management
                            Incentive Program of Central Hudson, effective August 1, 1997. ((33); Exhibit (10)(iii)24)

                  (iii) 6-- CH Energy Group, Inc. Change-of-Control Severance
                            Policy, effective December 1, 1998. ((40); Exhibit
                            (10)(iii)14)

                  (iii) 7-- Amended and Restated Stock Plan for Outside
                            Directors of CH Energy Group, Inc. effective
                            December 15, 1999. ((41); Exhibit (10)(iii)21).

                  (iii) 8-- CH Energy Group, Inc. Directors and Executives
                            Deferred Compensation Plan effective January 1, 2000. ((41); Exhibit (10)(iii)25)

                  (iii) 9-- Trust and Agency Agreement, dated December 15, 1999 and effective January 1, 2000, between the Corporation and First America Trust Company for the Corporation's Directors and Executives Deferred Compensation Plan.((41); Exhibit (10)(iii)26)

                  (iii) 10--Long-Term Performance-Based Incentive Plan of CH
                            Energy Group, Inc. effective January 1, 2000. ((41); Exhibit (10)(iii)27)

                  (iii) 11--CH Energy Group, Inc. Supplementary Retirement Plan,
                            effective December 15, 1999, being an amendment and restatement of the Central Hudson Executive Deferred Compensation Plan as assigned to CH Energy Group, Inc. ((43); Exhibit (10)(ii)29)

                  (iii) 12--Amendment to and Restatement of Central Hudson's
                            Retirement Benefit Restoration Plan, effective as of January 1, 2000. ((43); Exhibit (10)(iii)30)

                  (iii) 13--Form of Employment Agreement, for all officers of CH
                            Energy Group, Inc. and its subsidiary companies. ((47); Exhibit (10) (iii) (13))

                  (iii) 14--Amendment Number Three to the Central Hudson Savings
                            Incentive Plan, effective January 1, 2001. ((45); Exhibit (10)(iii)32)

                  (iii) 15--Amendment to the CH Energy Group, Inc.
                            Change-of-Control Severance Policy, effective August 1, 2000. ((45); Exhibit (10)(iii)33)

                  (iii) 16--Employment Agreement, dated September 28, 2001,
                            between CH Energy Group, Inc. and Paul J. Ganci. ((47); Exhibit (10) (iii) (16))

                  (iii) 17--Amendment, effective January 1, 2001, to Energy
                            Group's Long-Term Performance-Based Incentive Plan. ((46); Exhibit (10)(iii)1)

                  (iii) 18--Amendment and Restatement, dated October 1, 2001, of the Central Hudson Savings Incentive Plan.((47); Exhibit (10) (iii) (18))

                  (iii) 19--Form of Trust Agreement, effective as of October 1,
                            2001, between Central Hudson and ING National Trust, as successor Trustee under the Central Hudson Savings Incentive Plan. ((47); Exhibit (10) (iii)(19))

                  (iii) 20--Amendment No. 2, effective January 1, 2002, to
                            Energy Group's Long-Term Performance-Based Incentive Plan. ((47); Exhibit (10) (iii) (20))

                  (iii) 21--Form of Supplemental Participation Agreement, dated
                            October 21, 2001, among Central Hudson Enterprises Corporation, Central Hudson and ING National Trust re: Central Hudson Savings Incentive Plan. ((47); Exhibit (10) (iii) (21))

                  (iii) 22--Amendment to CH Energy Group, Inc. Directors and
                            Executives Deferred Compensation Plan effective July 1, 2002. ((47); Exhibit (10) (iii) (22))

                  (iii) 23--Amendment and restatement of CH Energy Group, Inc.
                            Supplementary Retirement Plan, effective July 1, 2001. ((47); Exhibit (10) (iii) (23))

                  (iii) 24--Amendment and restatement of Central Hudson Gas &
                            Electric Corporation Retirement Benefit Restoration Plan effective June 22, 2001. ((47); Exhibit (10)
                            (iii) (24))

                  (iii) 25--Agreement, dated May 10, 2002, between CH Energy
                            Group, Inc. and Allan R. Page.

        (12)(i)-- CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

        (12)(ii)--Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

        (21) -- Subsidiaries of Energy Group and Central Hudson as of December 31, 2002.

                              State or other             Name under which
                              Jurisdiction of            Subsidiary conducts
Name of Subsidiary            Incorporation              Business
------------------            --------------             -------------------

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

Central Hudson                    New York               Central Hudson
Enterprises Corporation                                  Enterprises Corporation

SCASCO, Inc.                      Connecticut            SCASCO, Inc.

Prime Industrial                  New York               Prime Industrial Energy
Energy Services, Inc.                                    Services, Inc.

Griffith Energy                   New York               Griffith Energy
Services, Inc.                                           Services, Inc.


        (23) --   Consent of Experts:

                  (i) Consent of PricewaterhouseCoopers LLP relating to Energy Group.

                  (ii) Consent of PricewaterhouseCoopers LLP relating to Central Hudson.

        (24) --   Powers of Attorney:

                  (i)    -- Powers of Attorney for each of the directors
                            comprising a majority of the Board of Directors of Energy Group authorizing execution and filing of this Annual Report on Form 10-K by Paul J. Ganci.

                  (ii)   -- Powers of Attorney for each of the directors
                            comprising a majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Paul J. Ganci.

        (99) --   Additional Exhibits:

                  (i)   1-- Order on Consent signed on behalf of the New York
                            State Department of Environmental Conservation and Central Hudson relating to Central Hudson's former manufactured gas site located in Newburgh, New York. ((28); Exhibit (99)(i)5)

                  (i)   2-- Summary of principal terms of the Amended and
                            Restated Settlement Agreement, dated January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development. ((32); Exhibit 99(1))

                  (i)   3-- Order of the Public Service Commission of the State
                            of New York, issued and effective February 19, 1998, adopting the terms of Central Hudson's Amended Settlement Agreement, subject to certain modifications and conditions. ((34); Exhibit
                            (10)(1))

                  (i)   4-- Order of the Public Service Commission of the State
                            of New York, issued and effective June 30, 1998, explaining in greater detail and reaffirming its Abbreviated Order, issued and effective February 19, 1998, which February 19, 1998 Order modified, and as modified, approved the Amended and Restated Settlement Agreement, dated January 2, 1998, entered into among Central Hudson, the PSC Staff and others as part of the PSC's "Competitive Opportunities" proceeding (ii) the Order, dated June 24, 1998, of the Federal Energy Regulatory Commission conditionally authorizing the establishment of an Independent System Operator by the member systems of the New York Power Pool and (iii) disclosing, effective August 1, 1998, Paul J. Ganci's appointment by Central Hudson's Board of Directors as President and Chief Executive Officer and John E. Mack III's (formerly Chairman of the Board and Chief Executive Officer) continuation as Chairman of the Board. (35)

                  (i)   5-- Order of the Public Service Commission of the State
                            of New York, issued and effective December 20, 2000, authorizing the transfer of the Danskammer Plant and the Roseton Plant. ((45); Exhibit (99)(i)8)

                  (i)   6-- Order of the Public Service Commission of the State
                            of New York, issued and effective January 25, 2001, clarifying prior Order relating to the approval of the transfer of the Danskammer Plant and the Roseton Plant. ((45); Exhibit (99)(i)9)

                  (i)   7-- Order of the PSC, issued and effective, October 26,
                            2001, authorizing asset transfers of the Nine Mile 2 Plant.((47); Exhibit (99)(i)(7))

                  (i)   8-- Order of the PSC, issued and effective, September
                            27, 2001, authorizing new revolving credit facilities and a New Medium Term Note Program for Central Hudson.((47); Exhibit (99)(i)(8))

                  (i)   9-- Order of the PSC, issued and effective October 25,
                            2001, establishing new rates for Central
                            Hudson.((47); Exhibit (99)(i)(9))

                  (i)   10--Order of the PSC, issued and effective October 3,
                            2002, authorizing the implementation of the Economic Development Program.

                  (i)   11--Order of the PSC, issued and effective October 25,
                            2002, authorizing the establishment of a deferred accounting plan for site identification and remediation costs relating to Central Hudson's seven former manufactured gas plants.

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

                  (4)       [Reserved]

                  (5)       [Reserved]

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

                  (9)       [Reserved]

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

                  (11) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-50276.

                  (12) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-54690.

                  (13) (a) Incorporated herein by reference to Prospectus Supplement, dated March 20, 2002 (to Prospectus dated March 14, 2002), relating to $100,000,000 principal amount Medium-Term Notes, Series D, of Central Hudson, and the Prospectus, dated 14, 2002, relating to said $100,000,000 principal amount of debt securities, attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

                            (b) Incorporated herein by reference to Pricing Supplement No. 1, dated March 25, 2002 (to Prospectus dated March 14, 2002, as supplemented by a Prospectus Supplement dated March 20, 2002) filed with the Securities and Exchange Commission pursuant to Rule 424 (b) (2) under Securities Act of 1933 in connection with Registration Statement No. 333-83542.

                            (c) Incorporated herein by reference to Pricing Supplement No. 2 dated March 25, 2002 (to Prospectus dated March 14, 2002, as supplemented by a Prospectus Supplement dated March 20, 2002) filed with the Securities and Exchange Commission pursuant to Rule 424 (b) (2) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

                  (14)      [Reserved]

                  (15)      [Reserved]

                  (16)      [Reserved]

                  (17) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-3268).

                  (18) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (File No. 1-3268).

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

                  (22)      [Reserved]

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

                  (27)      [Reserved]

                  (28) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-3268).

                  (29)      [Reserved]

                  (30) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-3268).

                  (31)      [Reserved]

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

                  (37) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 333-52797).

                  (38) Incorporation herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 1-3268).

                  (39) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K dated December 15, 1999 (File No. 1-3268)

                  (40) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-3268).

                  (41) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-52797).

                  (42) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 0-30512).

                  (43) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 0-30512).

                  (44) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (File No. 0-30512).

                  (45) Incorporated herein by reference to Energy Group's Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000 (File No. 0-30512).

                  (46) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 0-30512).

                  (47) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001 (File No. 0-30512)

                  (48) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 0-30512).

                  (49) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002 (File No. 0-30512)