Form 10-Q
period 2003-09-30
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2003-11-12
CIK 1061393, 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...............................September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to......................

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

      Yes |X| No |_|

      Indicate by check mark whether CH Energy Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

      Yes |X| No |_|

      Indicate by check mark whether Central Hudson Gas & Electric Corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_| No |X|

      As of the close of business on November 1, 2003, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2)(a), (b) AND (c).

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

         PART I - FINANCIAL INFORMATION                                  PAGE

Item 1 - Consolidated Financial Statements

                  CH ENERGY GROUP, INC
                  Consolidated Statement of Income -
                   Three Months Ended September 30, 2003 and 2002           1

                  Consolidated Statement of Income -
                   Nine Months Ended September 30, 2003 and 2002            2

                  Consolidated Statement of Comprehensive Income -
                   Three Months Ended September 30, 2003 and 2002           3

                  Consolidated Statement of Comprehensive Income -
                   Nine Months Ended September 30, 2003 and 2002            4

                  Consolidated Balance Sheet - September 30, 2003
                   and December 31, 2002                                    5

                  Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 2003 and 2002            7

                  CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                  Consolidated Statement of Income -
                   Three Months Ended September 30, 2003 and 2002           8

                  Consolidated Statement of Income -
                    Nine Months Ended September 30, 2003 and 2002           9

                  Consolidated Statement of Comprehensive Income -
                   Three Months Ended September 30, 2003 and 2002          10

                  Consolidated Statement of Comprehensive Income -
                    Nine Months Ended September 30, 2003 and 2002          11

                  Consolidated Balance Sheet - September 30, 2003
                   and December 31, 2002                                   12

                  Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 2003 and 2002           14

                                      INDEX

         PART I - FINANCIAL INFORMATION                                  PAGE

Item 1 - Consolidated Financial Statements (Cont'd)

                  Notes to Consolidated Financial Statements               15

Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 27

Item 3 - Quantitative and Qualitative Disclosure
              about Market Risk                                            36

Item 4 - Controls and Procedures                                           37

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 37

Item 5 - Other Information                                                 38

Item 6 - Exhibits and Reports on Form 8-K                                  39

Signatures                                                                 40

Exhibit Index                                                              41

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

                         PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                          For the 3 Months Ended September 30,
                                                                                                 2003              2002
                                                                                               ---------         ---------
                                                                                                  (Thousands of Dollars,
                                                                                                Except Earnings Per Share)
Operating Revenues
  Electric .............................................................................       $ 124,181         $ 131,791
  Natural gas ..........................................................................          11,104            12,635
  Competitive business subsidiaries ....................................................          34,497            24,765
                                                                                               ---------         ---------
      Total Operating Revenues .........................................................         169,782           169,191
                                                                                               ---------         ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation .............................................................          73,792            83,542
    Purchased natural gas ..............................................................           6,892             7,237
    Purchased petroleum ................................................................          21,270            14,469
    Other expenses of operation - regulated activities .................................          29,263            22,753
    Other expenses of operation - competitive business subsidiaries ....................          13,106            11,867
  Depreciation and amortization ........................................................           8,346             7,689
  Taxes, other than income tax .........................................................           8,330            10,706
  Federal and State income taxes .......................................................           2,635             2,984
                                                                                               ---------         ---------
      Total Operating Expenses..........................................................         163,634           161,247
                                                                                               ---------         ---------

Operating Income .......................................................................           6,148             7,944
                                                                                               ---------         ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ..................................             115               118
  Federal and State income taxes .......................................................            (620)             (972)
  Interest and investment income .......................................................           3,193             5,384
  Other - net ..........................................................................           1,902               369
                                                                                               ---------         ---------
      Total Other Income ...............................................................           4,590             4,899
                                                                                               ---------         ---------

Income before Interest Charges .........................................................          10,738            12,843
                                                                                               ---------         ---------

Interest Charges
  Interest on mortgage bonds ...........................................................              68               534
  Interest on other long-term debt .....................................................           2,599             2,702
  Other interest .......................................................................           3,223             3,222
  Allowance for borrowed funds used during construction ................................             (99)              (62)
                                                                                               ---------         ---------
      Total Interest Charges............................................................          5,791             6,396

Net income from continuing operations ..................................................           4,947             6,447

Gain on disposal of discontinued operations, net of income tax of ($79) ................              --               115

Cumulative Preferred Stock Dividends of Central Hudson .................................             242               451
                                                                                               ---------         ---------

Net Income .............................................................................           4,705             6,111
Dividends Declared on Common Stock .....................................................           8,511             8,761
                                                                                               ---------         ---------

Deficit Accumulated in the Business ....................................................         ($3,806)          ($2,650)
                                                                                               =========         =========

Common Stock:
    Average Shares Outstanding (000s) ..................................................          15,767            16,328

    Earnings Per Share (Basic and Diluted) .............................................       $    0.30         $    0.37

    Dividends Declared Per Share .......................................................       $    0.54         $    0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                      For the 9 Months Ended September 30,
                                                                                            2003              2002
                                                                                         ----------        ----------
                                                                                             (Thousands of Dollars,
                                                                                           Except Earnings Per Share)
Operating Revenues
  Electric .......................................................................       $  353,396        $  331,794
  Natural gas ....................................................................           96,301            78,770
  Competitive business subsidiaries ..............................................          170,518           108,427
                                                                                         ----------        ----------
      Total Operating Revenues ...................................................          620,215           518,991
                                                                                         ----------        ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation .......................................................          211,680           203,579
    Purchased natural gas ........................................................           72,887            53,140
    Purchased petroleum ..........................................................          108,516            60,308
    Other expenses of operation - regulated activities ...........................           80,510            65,365
    Other expenses of operation - competitive business subsidiaries ..............           41,720            37,383
  Depreciation and amortization ..................................................           24,943            23,074
  Taxes, other than income tax ...................................................           23,127            29,217
  Federal and State income taxes .................................................           20,210            15,230
                                                                                         ----------        ----------
      Total Operating Expenses ...................................................          583,593           487,296
                                                                                         ----------        ----------

Operating Income .................................................................           36,622            31,695
                                                                                         ----------        ----------

Other Income and (Deductions)
  Allowance for equity funds used during construction ............................              357               345
  Federal and State income taxes .................................................           (2,229)           (3,554)
  Interest and investment income .................................................           10,654            12,681
  Other - net ....................................................................            5,048             6,189
                                                                                         ----------        ----------
      Total Other Income .........................................................           13,830            15,661
                                                                                         ----------        ----------

Income before Interest Charges ...................................................           50,452            47,356
                                                                                         ----------        ----------

Interest Charges
  Interest on mortgage bonds .....................................................              570             1,873
  Interest on other long-term debt ...............................................            7,850             7,090
  Other interest .................................................................            8,673             9,852
  Allowance for borrowed funds used during construction ..........................             (309)             (182)
                                                                                         ----------        ----------
      Total Interest Charges .....................................................           16,784            18,633

Net income from continuing operations ............................................           33,668            28,723

Net loss from discontinued operations, net of income tax benefit of $1,439 .......               --            (2,175)

Gain on disposal of discontinued operations, net of income tax of ($6,650) .......               --             5,813

Cumulative Preferred Stock Dividends of Central Hudson ...........................            1,145             1,710
                                                                                         ----------        ----------

Net Income .......................................................................           32,523            30,651
Dividends Declared on Common Stock ...............................................           25,582            26,432
                                                                                         ----------        ----------

Balance Retained in the Business .................................................       $    6,941        $    4,219
                                                                                         ==========        ==========

Common Stock:
    Average Shares Outstanding (000s) ............................................           15,854            16,351

    Earnings Per Share (Basic and Diluted) .......................................       $     2.05        $     1.87

    Dividends Declared Per Share .................................................       $     1.62        $     1.62

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                 For the 3 Months Ended September 30,
                                                                                          2003           2002
                                                                                        -------        -------
                                                                                        (Thousands of Dollars)
Net Income ..................................................................           $ 4,705        $ 6,111

Other comprehensive income (loss):

    Unrealized loss on investment securities, net of tax of $0
        and $(1,198), respectively ..........................................                --         (1,808)

    Net unrealized gain on investment in partnerships, net of tax
        of $6 and $0, respectively ..........................................                10             --

    Reclassification adjustment for gain on investments included in net
        income, net of tax of $45 and $0, respectively ......................                62             --

    Investment security losses previously recorded as unrealized losses
        reclassified to net income, net of tax of $(587) and $0, respectively              (880)            --
                                                                                        -------        -------

Other comprehensive loss ....................................................              (808)        (1,808)
                                                                                        -------        -------

Comprehensive Income ........................................................           $ 3,897        $ 4,303
                                                                                        =======        =======

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                           For the 9 Months Ended September 30,
                                                                                  2003              2002
                                                                                 --------         --------
                                                                                  (Thousands of Dollars)
Net Income ..............................................................        $ 32,523         $ 30,651

Other comprehensive income:

    Unrealized gain (loss) on investment securities, net of tax of $1,364
        and $(1,172), respectively ......................................           2,234           (1,770)

    Net unrealized gain on investment in partnerships net of tax of
        $18 and $0 respectively .........................................              29               --

    Reclassification adjustment for loss included in net income,
        net of tax of $49 and $0, respectively ..........................              74               --

    Losses previously recorded as unrealized losses reclassified
        to net income, net of tax of $(587) and $(26), respectively .....            (880)             (38)
                                                                                 --------         --------

Other comprehensive income (loss) .......................................           1,457           (1,808)
                                                                                 --------         --------

Comprehensive Income ....................................................        $ 33,980         $ 28,843
                                                                                 ========         ========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   September 30,   December 31,
                             ASSETS                                     2003           2002
                                                                   -------------  -------------
                                                                      (Thousands of Dollars)
Utility Plant
       Electric .................................................  $     624,391  $     605,989
       Natural gas ..............................................        193,778        189,143
       Common ...................................................        105,450        100,476
                                                                   -------------  -------------
                                                                         923,619        895,608

       Less:  Accumulated depreciation ..........................        387,239        370,349
                                                                   -------------  -------------
                                                                         536,380        525,259

       Construction work in progress ............................         84,430         76,398
                                                                   -------------  -------------
               Net Utility Plant ................................        620,810        601,657
                                                                   -------------  -------------

Other Property and Plant ........................................         18,350         18,337
                                                                   -------------  -------------

Current Assets
       Cash and cash equivalents ................................        129,240         83,523
       Investments (Note 6) .....................................             --         89,441
       Accounts receivable from customers -
             net of allowance for doubtful accounts; $3.8 million
             in 2003 and $4.2 million in 2002 ...................         65,200         60,978
       Accrued unbilled utility revenues ........................          4,952          7,894
       Other receivables ........................................          2,375          1,998
       Fuel and materials and supplies - at average cost ........         23,094         16,033
       Fair value of derivative instruments .....................             14          2,747
       Bond defeasance escrow ...................................             --         16,275
       Special deposits and prepayments .........................         34,570         28,466
                                                                   -------------  -------------
                Total Current Assets ............................        259,445        307,355
                                                                   -------------  -------------

Deferred Charges and Other Assets
       Prefunded pension costs (Note 8) .........................             --        108,242
       Regulatory assets - related to pension plan (Note 8) .....        118,732             --
       Intangible asset - pension plan (Note 8) .................         24,447             --
       Goodwill and other intangible assets .....................         82,781         77,972
       Regulatory assets ........................................         63,921         74,000
       Unamortized debt expense .................................          3,583          3,623
       Other assets .............................................         19,555         18,921
                                                                   -------------  -------------
                Total Deferred Charges and Other Assets .........        313,019        282,758
                                                                   -------------  -------------

                          Total Assets ..........................  $   1,211,624  $   1,210,107
                                                                   =============  =============

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                 September 30,    December 31,
                 CAPITALIZATION AND LIABILITIES                       2003            2002
                                                                 -------------   -------------
                                                                    (Thousands of Dollars)
Capitalization
    Common stock equity:
      Common stock, 30,000,000 shares authorized:
        15,762,000 shares outstanding as of September 30, 2003,
        16,064,600 shares outstanding as of Dec. 31, 2002,
        16,862,087 shares issued ($0.10 par value) ............  $       1,686   $       1,686
    Paid-in capital ...........................................        351,230         351,230
    Retained earnings .........................................        176,445         169,503
    Treasury stock
      (1,100,087 shares at September 30, 2003;
        797,487 shares at December 31, 2002) ..................        (46,252)        (33,117)
    Accumulated comprehensive income ..........................           (275)         (1,732)
    Capital stock expense .....................................           (641)           (655)
                                                                 -------------   -------------
         Total common stock equity ............................        482,193         486,915
                                                                 -------------   -------------

    Cumulative preferred stock
      Not subject to mandatory redemption .....................         21,030          21,030
      Subject to mandatory redemption (Note 5) ................             --          12,500
                                                                 -------------   -------------
         Total cumulative preferred stock .....................         21,030          33,530
                                                                 -------------   -------------

    Long-term debt ............................................        293,877         269,877
                                                                 -------------   -------------
          Total capitalization ................................        797,100         790,322
                                                                 -------------   -------------

Current Liabilities
    Current maturities of long-term debt (Note 5) .............         12,500          15,000
    Notes payable .............................................         20,000              --
    Accounts payable ..........................................         31,919          45,649
    Accrued interest ..........................................          2,971           4,273
    Dividends payable .........................................          8,754           9,113
    Accrued vacation ..........................................          3,904           3,671
    Customer deposits .........................................          5,539           5,268
    Accrued taxes payable .....................................          3,849              --
    Fair value of derivative instruments ......................          2,659              --
    Other .....................................................         26,483          29,131
                                                                 -------------   -------------
        Total current liabilities .............................        118,578         112,105
                                                                 -------------   -------------

Deferred Credits and Other Liabilities
    Regulatory liabilities ....................................        162,680         192,074
    Operating reserves ........................................          5,367           4,912
    Deferred gain - sale of major electric generating assets ..         12,359          19,774
    Accrued environmental remediation costs ...................         19,305          18,304
    Other .....................................................         26,364          16,846
                                                                 -------------   -------------
        Total deferred credits and other liabilities ..........        226,075         251,910
                                                                 -------------   -------------

Accumulated Deferred Income Tax (Net) .........................         69,871          55,770
                                                                 -------------   -------------

Commitments and Contingencies (Note 10)

        Total Capitalization and Liabilities ..................  $   1,211,624   $   1,210,107
                                                                 =============   =============

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the 9 Months Ended
                                                                                    September 30,
                                                                                  2003          2002
                                                                                ---------     ---------
Operating Activities:                                                           (Thousands of Dollars)
    Net Income .............................................................    $  32,523     $  30,651

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
             Depreciation and amortization .................................       26,195        24,207
             Deferred income taxes - net ...................................       14,098        15,093
             Loss on sale of temporary investments .........................          123            --
             Gain on disposal of subsidiary ................................           --       (17,780)
             Provision for uncollectibles ..................................        2,892         2,118
             Amortization of fossil plant incentive ........................       (7,415)       (3,596)
             Other - net ...................................................       (3,296)        3,220

          Changes in operating assets and liabilities, net:
             Accounts receivable, unbilled revenues and other receivables ..       (4,489)        2,112
             Fuel, materials and supplies ..................................       (7,061)       (1,138)
             Special deposits and prepayments ..............................       (3,193)       18,558
             Contribution - prefunded pension costs ........................      (10,000)      (32,000)
             Fair value of derivative instruments ..........................        5,393            --
             Accounts payable ..............................................      (13,898)        1,234
             Accrued taxes and interest ....................................       14,615        (3,297)
             Accrued/deferred pension costs ................................      (14,084)          546
             Deferred natural gas and electric costs .......................       14,372        18,761
             Customer benefit and carrying charge - net ....................      (29,272)      (14,485)
             Other - net ...................................................       (1,504)       (3,331)
                                                                                ---------     ---------

       Net Cash Provided by Operating Activities ...........................       15,999        40,873
                                                                                ---------     ---------

Investing Activities:

       Purchase of temporary investments ...................................      (22,221)      (91,382)
       Proceeds from sale of subsidiary ....................................           --        58,373
       Proceeds from sale of temporary investments .........................      111,539            --
       Mortgage receivable - sale of Nine Mile 2 Plant .....................           --        22,733
       Additions to utility plant and other property and plant .............      (41,297)      (44,844)
       Acquisitions made by competitive business subsidiary ................       (7,697)         (661)
       Other - net .........................................................         (734)       (1,394)
                                                                                ---------     ---------

       Net Cash Provided by (Used in) Investing Activities .................       39,590       (57,175)
                                                                                ---------     ---------

Financing Activities:

       Proceeds from issuance of long-term debt ............................       24,000        69,000
       Retirement and redemption of long-term debt .........................      (15,000)      (20,000)
       Retirement of preferred stock .......................................           --       (22,500)
       Net borrowings of short-term debt ...................................       20,000            --
       Repurchase of common stock ..........................................      (13,135)       (5,352)
       Dividends paid on common stock ......................................      (25,582)      (26,431)
       Issuance and redemption costs .......................................         (155)       (1,028)
                                                                                ---------     ---------

       Net Cash Used in Financing Activities ...............................       (9,872)       (6,311)
                                                                                ---------     ---------

Net Change in Cash and Cash Equivalents ....................................       45,717       (22,613)

Cash and Cash Equivalents - Beginning of Year ..............................       83,523       132,395
                                                                                ---------     ---------

Cash and Cash Equivalents - End of Period ..................................    $ 129,240     $ 109,782
                                                                                =========     =========

Supplemental Disclosure of Cash Flow Information

       Interest paid .......................................................    $  12,249     $  10,166

       Federal and State income tax paid ...................................    $     383     $   7,700

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                              For the 3 Months Ended September 30,
                                                                       2003          2002
                                                                    ---------     ---------
                                                                     (Thousands of Dollars)
Operating Revenues
  Electric ..............................................           $ 122,451     $ 130,064
  Natural gas ...........................................              11,075        10,704
                                                                    ---------     ---------
    Total - own territory ...............................             133,526       140,768
  Electric sales to other utilities .....................               1,730         1,727
  Natural gas sales to other utilities ..................                  29         1,931
                                                                    ---------     ---------
      Total Operating Revenues ..........................             135,285       144,426
                                                                    ---------     ---------

Operating Expenses
  Operation:
    Purchased electricity ...............................              73,490        83,108
    Fuel used in electric generation ....................                 302           372
    Purchased natural gas ...............................               4,292         5,908
    Other expenses of operation .........................              29,262        22,751
  Depreciation and amortization .........................               6,711         6,265
  Taxes, other than income tax ..........................               8,256        10,666
  Federal and State income taxes ........................               4,539         4,919
                                                                    ---------     ---------
      Total Operating Expenses ..........................             126,852       133,989
                                                                    ---------     ---------

Operating Income ........................................               8,433        10,437
                                                                    ---------     ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ...                 115           118
  Federal and State income taxes ........................                (132)          224
  Interest on regulatory assets and other interest income               2,508         1,963
  Other - net ...........................................               1,793           738
                                                                    ---------     ---------
      Total Other Income ................................               4,284         3,043
                                                                    ---------     ---------

Income before Interest Charges ..........................              12,717        13,480
                                                                    ---------     ---------

Interest Charges
  Interest on mortgage bonds ............................                  68           534
  Interest on other long-term debt ......................               2,599         2,703
  Interest on regulatory liabilities and other interest .               3,223         3,141
  Allowance for borrowed funds used during construction .                 (99)          (62)
                                                                    ---------     ---------
      Total Interest Charges ............................               5,791         6,316
                                                                    ---------     ---------

Net Income ..............................................               6,926         7,164

Dividends Declared on Cumulative Preferred Stock ........                 242           451
                                                                    ---------     ---------

Income Available for Common Stock .......................           $   6,684     $   6,713
                                                                    =========     =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                           For the 9 Months Ended September 30,
                                                                  2003            2002
                                                               ---------       ---------
                                                                 (Thousands of Dollars)
Operating Revenues
  Electric ..............................................      $ 348,784       $ 326,392
  Natural gas ...........................................         96,037          74,493
                                                               ---------       ---------
    Total - own territory ...............................        444,821         400,885
  Electric sales to other utilities .....................          4,612           5,402
  Natural gas sales to other utilities ..................            264           4,277
                                                               ---------       ---------
      Total Operating Revenues ..........................        449,697         410,564
                                                               ---------       ---------

Operating Expenses
  Operation:
    Purchased electricity ...............................        211,328         201,486
    Fuel used in electric generation ....................            352             630
    Purchased natural gas ...............................         61,505          46,589
    Other expenses of operation .........................         80,511          65,364
  Depreciation and amortization .........................         20,132          18,794
  Taxes, other than income tax ..........................         22,968          29,057
  Federal and State income taxes ........................         19,396          16,409
                                                               ---------       ---------
      Total Operating Expenses ..........................        416,192         378,329
                                                               ---------       ---------

Operating Income ........................................         33,505          32,235
                                                               ---------       ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ...            357             345
  Federal and State income taxes ........................           (737)           (620)
  Interest on regulatory assets and other interest income          7,383           6,842
  Other - net ...........................................          5,553           5,535
                                                               ---------       ---------
      Total Other Income ................................         12,556          12,102
                                                               ---------       ---------

Income before Interest Charges ..........................         46,061          44,337
                                                               ---------       ---------

Interest Charges
  Interest on mortgage bonds ............................            570           1,873
  Interest on other long-term debt ......................          7,850           7,090
  Interest on regulatory liabilities and other interest .          8,673           9,912
  Allowance for borrowed funds used during construction .           (309)           (182)
                                                               ---------       ---------
      Total Interest Charges ............................         16,784          18,693
                                                               ---------       ---------

Net Income ..............................................         29,277          25,644

Dividends Declared on Cumulative Preferred Stock ........          1,145           1,710
                                                               ---------       ---------

Income Available for Common Stock .......................      $  28,132       $  23,934
                                                               =========       =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                            For the 3 Months Ended September 30,
                                                   2003              2002
                                                  ------            ------
                                                   (Thousands of Dollars)

Net Income ..............................         $6,926            $7,164

Other comprehensive income ..............             --                --
                                                  ------            ------

Comprehensive Income ....................         $6,926            $7,164
                                                  ======            ======

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                            For the 9 Months Ended September 30,
                                                                                      2003          2002
                                                                                    --------      --------
                                                                                    (Thousands of Dollars)
Net Income ...............................................................          $ 29,277      $ 25,644

Other comprehensive income (losses):

    Unrealized gain on investments, net of tax of $0 and $26, respectively                --            38

    Reclassification adjustment for gain included in net income,
        net of tax of $0 and $(26), respectively .........................                --           (38)
                                                                                    --------      --------

Comprehensive Income .....................................................          $ 29,277      $ 25,644
                                                                                    ========      ========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,      December 31,
                               ASSETS                                       2003               2002
                                                                       -------------      -------------
                                                                           (Thousands of Dollars)
Utility Plant
       Electric .................................................      $     624,391      $     605,989
       Natural gas ..............................................            193,778            189,143
       Common ...................................................            105,450            100,476
                                                                       -------------      -------------
                                                                             923,619            895,608

       Less:  Accumulated depreciation ..........................            387,239            370,349
                                                                       -------------      -------------
                                                                             536,380            525,259

       Construction work in progress ............................             84,430             76,398
                                                                       -------------      -------------
               Net utility plant ................................            620,810            601,657
                                                                       -------------      -------------

Other Property and Plant ........................................                968                968
                                                                       -------------      -------------

Current Assets
       Cash and cash equivalents ................................             17,008             54,989
       Accounts receivable from customers -
             net of allowance for doubtful accounts: $2.2 million
             in 2003 and $2.7 million in 2002 ...................             42,270             35,216
       Accrued unbilled utility revenues ........................              4,952              7,894
       Other receivables ........................................              2,737              2,407
       Fuel and materials and supplies - at average cost ........             19,187             12,459
       Fair value of derivative instruments .....................                 --              2,715
       Bond defeasance escrow ...................................                 --             16,275
       Special deposits and prepayments .........................             31,188             17,656
                                                                       -------------      -------------
                Total Current Assets ............................            117,342            149,611
                                                                       -------------      -------------

Deferred Charges and Other Assets
       Prefunded pension costs (Note 8) .........................                 --            108,242
       Regulatory assets - related to pension costs (Note 8) ....            118,732             15,943
       Intangible asset - pension plan (Note 8) .................             24,447                 --
       Regulatory assets ........................................             63,921             58,057
       Unamortized debt expense .................................              3,583              3,623
       Other assets .............................................              9,489              7,865
                                                                       -------------      -------------
                Total Deferred Charges and Other Assets .........            220,172            193,730
                                                                       -------------      -------------

                          Total Assets ..........................      $     959,292      $     945,966
                                                                       =============      =============

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                    September 30,        December 31,
               CAPITALIZATION AND LIABILITIES                            2003                2002
                                                                    -------------       -------------
                                                                         (Thousands of Dollars)
Capitalization
        Common stock equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) .......      $      84,311       $      84,311
        Paid-in capital ......................................            174,980             174,980
        Retained earnings ....................................             12,610              10,140
        Capital stock expense ................................             (5,273)             (5,288)
                                                                    -------------       -------------
                Total Common Stock Equity ....................            266,628             264,143
                                                                    -------------       -------------

        Cumulative preferred stock
             Not subject to mandatory redemption .............             21,030              21,030
             Subject to mandatory redemption (Note 5) ........                 --              12,500
                                                                    -------------       -------------
                Total Cumulative Preferred Stock .............             21,030              33,530
                                                                    -------------       -------------

        Long-term debt .......................................            293,877             269,877
                                                                    ---------------------------------
                Total Capitalization .........................            581,535             567,550
                                                                    ---------------------------------

Current Liabilities
        Current maturities of long-term debt (Note 5) ........             12,500              15,000
        Notes payable ........................................             20,000                  --
        Accounts payable .....................................             26,722              37,066
        Accrued interest .....................................              2,971               4,273
        Dividends payable ....................................                242                 451
        Accrued vacation and payroll .........................              5,180               4,891
        Customer deposits ....................................              5,539               5,268
        Accrued taxes payable ................................              4,834                  --
        Fair value of derivative instruments .................              2,659                  --
        Other ................................................              7,065               8,688
                                                                    -------------       -------------
                Total Current Liabilities ....................             87,712              75,637
                                                                    -------------       -------------

Deferred Credits and Other Liabilities
        Regulatory liabilities ...............................            162,680             192,074
        Operating reserves ...................................              5,367               4,912
        Deferred gain-sale of major electric generating assets             12,359              19,774
        Accrued environmental remediation costs ..............             19,305              18,304
        Accrued OPEB costs ...................................              7,747               4,514
        Accrued pension costs ................................              6,621               4,244
        Other ................................................              8,019               4,003
                                                                    -------------       -------------
                Total Deferred Credits and Other Liabilities .            222,098             247,825
                                                                    -------------       -------------

Accumulated Deferred Income Tax (Net) ........................             67,947              54,954
                                                                    -------------       -------------

Commitments and Contingencies (Note 10)

                Total Capitalization and Liabilities .........      $     959,292       $     945,966
                                                                    =============       =============

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the 9 Months Ended
                                                                                        September 30,
                                                                                     2003           2002
                                                                                   --------       --------
Operating Activities:                                                              (Thousands of Dollars)
    Net Income ..............................................................      $ 29,277       $ 25,644

        Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
              Depreciation and amortization .................................        21,382         19,925
              Deferred income taxes - net ...................................        12,989         17,198
              Provision for uncollectibles ..................................         2,792          2,118
              Amortization of fossil plant incentive ........................        (7,415)        (3,596)
              Other - net ...................................................        (5,589)       (10,655)

        Changes in operating assets and liabilities - net:
              Accounts receivable, unbilled revenues and other receivables ..        (7,234)         5,942
              Fuel, materials and supplies ..................................        (6,728)         1,170
              Special deposits and prepayments ..............................        (2,445)        16,220
              Contribution - prefunded pension costs ........................       (10,000)       (32,000)
              Accrued/deferred pension costs ................................       (14,084)           546
              Fair value of derivative instruments ..........................         5,374             --
              Accounts payable ..............................................       (10,344)           846
              Accrued taxes and interest ....................................         8,511        (16,183)
              Deferred natural gas and electric costs .......................        14,372         18,761
              Customer benefit and carrying charge - net ....................       (29,272)       (14,485)
              Other - net ...................................................        (1,064)         1,451
                                                                                   --------       --------

        Net Cash Provided by Operating Activities ...........................           522         32,902
                                                                                   --------       --------

Investing Activities:

        Mortgage receivable - sale of Nine Mile 2 Plant .....................            --         22,733
        Additions to plant ..................................................       (39,538)       (40,472)
        Other - net .........................................................        (1,003)          (244)
                                                                                   --------       --------

        Net Cash Used in Investing Activities ...............................       (40,541)       (17,983)
                                                                                   --------       --------

Financing Activities:

        Proceeds from issuance of long-term debt ............................        24,000         69,000
        Retirement and redemption of long-tem debt ..........................       (15,000)       (20,000)
        Retirement of preferred stock .......................................            --        (22,500)
        Net borrowings of short-term debt ...................................        20,000             --
        Dividends paid on cumulative preferred and common stock .............       (26,807)       (29,066)
        Issuance and redemption costs .......................................          (155)        (1,028)
                                                                                   --------       --------

        Net Cash  Provided by (Used in) Financing Activities ................         2,038         (3,594)
                                                                                   --------       --------

Net Change in Cash and Cash Equivalents .....................................       (37,981)        11,325

Cash and Cash Equivalents - Beginning of Year ...............................        54,989         47,864
                                                                                   --------       --------

Cash and Cash Equivalents - End of Period ...................................      $ 17,008       $ 59,189
                                                                                   ========       ========

Supplemental Disclosure of Cash Flow Information

        Interest paid .......................................................      $ 10,433       $  8,542

        Federal and State income tax paid ...................................      $  2,917       $  2,800

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - GENERAL
Basis of Presentation

      This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to Financial Statements apply to both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, including Central Hudson and Energy Group's direct competitive business subsidiary, Central Hudson Enterprises Corporation ("CHEC"). Within this Quarterly Report on Form 10-Q, when historical comparisons are made between CHEC in 2003 and previous periods, please note that, prior to December 31, 2002, the direct competitive business subsidiary with which comparisons are made was Central Hudson Energy Services, Inc. ("CH Services"). On December 31, 2002, CH Services was merged into Energy Group and CHEC became the parent of Energy Group's remaining competitive business subsidiaries, fuel distribution companies Griffith Energy Services, Inc. ("Griffith") and SCASCO, Inc. ("SCASCO") (CHEC, Griffith and SCASCO together the "competitive business subsidiaries"). Reference is made to the combined Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2002 (the "Corporations' 10-K Report") and to the discussion in Note I, Item 8 thereof under the subcaption "Principles of Consolidation" regarding this reorganization of the competitive business subsidiaries.

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the Corporations' 10-K Report.

      Central Hudson's and CHEC's operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

Depreciation and Amortization

      Reference is made to the caption "Depreciation and Amortization" of Note 1
- "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report. For financial statement purposes, Central Hudson's and CHEC's depreciation provisions are computed using the straight-line method of depreciation.

      Central Hudson's depreciation computation uses rates based on studies of the estimated useful lives and the estimated net salvage value of Central Hudson's properties. The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the applicable depreciation rates have been approved by the NYS PSC.

      Central Hudson's original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service. The current estimate of the cost of removal that has been accrued as a component of the depreciation expense (net of the actual incurred cost of removal) is approximately $78 million (excluding salvage) and is included in Accumulated Depreciation on the Balance Sheet.

Reclassification

      Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 12 - "Segments and Related Information" to the Consolidated Financial Statements included in the Corporations' 10-K Report.

      Energy Group's reportable operating segments are the regulated electric and natural gas operations of Central Hudson and the activities of the competitive business subsidiaries. The competitive business subsidiaries are covered under the "Unregulated" segment for Energy Group. These reportable operating segments currently operate in the Northeast and Mid-Atlantic regions of the United States. Energy Group's investment activity is also included in the "Unregulated" segment.

      Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both the electric and natural gas segments, and depreciation of common property have been allocated to the segments in accordance with practices established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - 2003

------------------------------------------------------------------------------------------------------------------
                                                                Quarter Ended September 30, 2003
                                      ----------------------------------------------------------------------------
            ($000, except
         earnings per share)                  Regulated                Unreg.          Eliminations       Total
------------------------------------------------------------------------------------------------------------------
                                                      Natural
                                       Electric         Gas
------------------------------------------------------------------------------------------------------------------
Revenues from external customers      $ 124,181       $  11,104       $  34,497          $      --       $ 169,782
------------------------------------------------------------------------------------------------------------------
Intersegment revenues                 $       2       $      27       $      --          $     (29)      $      --
------------------------------------------------------------------------------------------------------------------
  Total Revenues                      $ 124,183       $  11,131       $  34,497          $     (29)      $ 169,782
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes          $  12,276       $    (919)      $  (3,397)         $      --       $   7,960
------------------------------------------------------------------------------------------------------------------
Net Income                            $   7,532       $    (848)      $  (1,979)         $      --       $   4,705
------------------------------------------------------------------------------------------------------------------
Earnings Per Share (EPS)              $    0.48       $   (0.06)      $   (0.12)(1)      $      --       $    0.30
------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to the competitive business subsidiaries was $(0.17); the balance of $0.05 was related to Energy Group's investment activity.

------------------------------------------------------------------------------------------------------------------
                                                              Nine Months Ended September 30, 2003
                                      ----------------------------------------------------------------------------
            ($000, except
         earnings per share)                  Regulated                 Unreg.         Eliminations       Total
------------------------------------------------------------------------------------------------------------------
                                                      Natural
                                      Electric          Gas
------------------------------------------------------------------------------------------------------------------
Revenues from external customers      $ 353,396       $  96,301       $ 170,518          $      --       $ 620,215
------------------------------------------------------------------------------------------------------------------
Intersegment revenues                 $       8       $     260       $      --          $    (268)      $      --
------------------------------------------------------------------------------------------------------------------
  Total Revenues                      $ 353,404       $  96,561       $ 170,518          $    (268)      $ 620,215
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes          $  35,753       $  12,513       $   6,696          $      --       $  54,962
------------------------------------------------------------------------------------------------------------------
Net Income                            $  21,088       $   7,044       $   4,391          $      --       $  32,523
------------------------------------------------------------------------------------------------------------------
Earnings Per Share (EPS)              $    1.33       $    0.44       $    0.28(2)       $      --       $    2.05
------------------------------------------------------------------------------------------------------------------

(2) The amount attributable to the competitive business subsidiaries was $0.10; the balance of $0.18 was related to Energy Group's investment activity.

CH Energy Group, Inc. Segment Disclosure - 2002

------------------------------------------------------------------------------------------------------------------
                                                            Quarter Ended September 30, 2002
                                      ----------------------------------------------------------------------------
            ($000, except
         earnings per share)                  Regulated                 Unreg.         Eliminations       Total
------------------------------------------------------------------------------------------------------------------
                                                      Natural
                                      Electric          Gas
------------------------------------------------------------------------------------------------------------------
Revenues from external customers      $ 131,791       $  12,635       $  24,765          $      --       $ 169,191
------------------------------------------------------------------------------------------------------------------
Intersegment revenues                 $      11       $     212       $      --          $    (223)      $      --
------------------------------------------------------------------------------------------------------------------
  Total Revenues                      $ 131,802       $  12,847       $  24,765          $    (223)      $ 169,191
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes -
continuing operations                 $  12,239       $    (829)      $  (1,458)         $      --       $   9,952
------------------------------------------------------------------------------------------------------------------
Net Income:
  from continuing operations          $   6,470       $     243       $    (717)         $      --       $   5,996
  from discont'd operations                  --              --             115                 --       $     115
------------------------------------------------------------------------------------------------------------------
   Total Net Income                   $   6,470       $     243       $    (602)         $      --       $   6,111
------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  from continuing operations          $    0.39       $    0.02       $   (0.05)         $      --       $    0.36
  from discont'd operations                  --              --            0.01                 --            0.01
------------------------------------------------------------------------------------------------------------------
   Total Earnings Per Share           $    0.39       $    0.02       $   (0.04)(3)      $      --       $    0.37
------------------------------------------------------------------------------------------------------------------

(3) The amount attributable to the continuing operations of the competitive business subsidiaries was ($0.18) and to discontinued operations of the competitive business subsidiaries was $0.01; the balance of $0.13 was related to Energy Group's investment activity and gains from weather-hedging contracts.

-------------------------------------------------------------------------------------------------------------------
                                                              Nine Months Ended September 30, 2002
                                      -----------------------------------------------------------------------------
            ($000, except
         earnings per share)                  Regulated                 Unreg.         Eliminations       Total
------------------------------------------------------------------------------------------------------------------
                                                      Natural
                                      Electric          Gas
------------------------------------------------------------------------------------------------------------------
Revenues from external customers      $ 331,794       $  78,770       $ 108,427                 --       $ 518,991
------------------------------------------------------------------------------------------------------------------
Intersegment revenues                        37             440              --          $    (477)             --
------------------------------------------------------------------------------------------------------------------
  Total Revenues                      $ 331,831       $  79,210       $ 108,427          $    (477)      $ 518,991
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes -
continuing operations                 $  30,744       $  10,219       $   4,834          $      --       $  45,797
------------------------------------------------------------------------------------------------------------------
Net Income:
  from continuing operations          $  17,535       $   6,399       $   3,079          $      --       $  27,013
  from discont'd operations           $      --       $      --           3,638          $      --       $   3,638
------------------------------------------------------------------------------------------------------------------
   Total Net Income                   $  17,535       $   6,399       $   6,717          $      --       $  30,651
------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  from continuing operations          $    1.07       $    0.39       $    0.19          $      --       $    1.65
  from discont'd operations           $      --       $      --       $    0.22          $      --       $    0.22
------------------------------------------------------------------------------------------------------------------
   Total Earnings Per Share           $    1.07       $    0.39       $    0.41(4)       $      --       $    1.87
------------------------------------------------------------------------------------------------------------------

(4) The amount attributable to the continuing operations of the competitive business subsidiaries was $(0.08) and to discontinued operations of the competitive business subsidiaries was $0.22; the balance of $0.27 was related to Energy Group's investment activity and gains from weather-hedging contracts.

Central Hudson Gas & Electric Corporation Segment Disclosure - 2003

-----------------------------------------------------------------------------------------------
               ($000)                             Quarter Ended September 30, 2003
-----------------------------------------------------------------------------------------------
                                                      Natural
                                       Electric          Gas        Eliminations       Total
-----------------------------------------------------------------------------------------------
Revenues from external customers       $ 124,181      $  11,104       $      --       $ 135,285
-----------------------------------------------------------------------------------------------
Intersegment revenues                          2             27       $     (29)      $      --
-----------------------------------------------------------------------------------------------
  Total Revenues                       $ 124,183      $  11,131       $     (29)      $ 135,285
-----------------------------------------------------------------------------------------------
Earnings before income taxes           $  12,456      $    (859)      $      --       $  11,597
-----------------------------------------------------------------------------------------------
Net Income                             $   7,714      $    (788)      $      --       $   6,926
-----------------------------------------------------------------------------------------------
Income Available for Common Stock      $   7,532      $    (848)      $      --       $   6,684
-----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
               ($000)                            Nine Months Ended September 30, 2003
-----------------------------------------------------------------------------------------------
                                                      Natural
                                       Electric          Gas        Eliminations       Total
-----------------------------------------------------------------------------------------------
Revenues from external customers       $ 353,396      $  96,301       $      --       $ 449,697
-----------------------------------------------------------------------------------------------
Intersegment revenues                  $       8      $     260       $    (268)      $      --
-----------------------------------------------------------------------------------------------
  Total Revenues                       $ 353,404      $  96,561       $    (268)      $ 449,697
-----------------------------------------------------------------------------------------------
Earnings before income taxes           $  36,612      $  12,798       $      --       $  49,410
-----------------------------------------------------------------------------------------------
Net Income                             $  21,947      $   7,330       $      --       $  29,277
-----------------------------------------------------------------------------------------------
Income Available for Common Stock      $  21,088      $   7,044       $      --       $  28,132
-----------------------------------------------------------------------------------------------

Central Hudson Gas & Electric Corporation Segment Disclosure - 2002

-----------------------------------------------------------------------------------------------
                ($000)                             Quarter Ended September 30, 2002
-----------------------------------------------------------------------------------------------
                                                      Natural
                                       Electric          Gas        Eliminations       Total
-----------------------------------------------------------------------------------------------
Revenues from external customers       $ 131,791      $  12,635       $      --       $ 144,426
-----------------------------------------------------------------------------------------------
Intersegment revenues                  $      11      $     212       $    (223)      $      --
-----------------------------------------------------------------------------------------------
  Total Revenues                       $ 131,802      $  12,847       $    (223)      $ 144,426
-----------------------------------------------------------------------------------------------
Earnings before income taxes           $  12,575      $    (716)      $      --       $  11,859
-----------------------------------------------------------------------------------------------
Net Income                             $   6,810      $     354       $      --       $   7,164
-----------------------------------------------------------------------------------------------
Income Available for Common Stock      $   6,470      $     243       $      --       $   6,713
-----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
                ($000)                          Nine Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------
                                                      Natural
                                       Electric          Gas        Eliminations       Total
-----------------------------------------------------------------------------------------------
Revenues from external customers       $ 331,794      $  78,770       $      --       $ 410,564
-----------------------------------------------------------------------------------------------
Intersegment revenues                  $      37      $     440       $    (477)             --
-----------------------------------------------------------------------------------------------
  Total Revenues                       $ 331,831      $  79,210       $    (477)      $ 410,564
-----------------------------------------------------------------------------------------------
Earnings before income taxes           $  32,041      $  10,632       $      --       $  42,673
-----------------------------------------------------------------------------------------------
Net Income                             $  18,832      $   6,812       $      --       $  25,644
-----------------------------------------------------------------------------------------------
Income Available for Common Stock      $  17,535      $   6,399       $      --       $  23,934
-----------------------------------------------------------------------------------------------

NOTE 3 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - STATEMENT OF FINANCIAL ACCOUNTING STANDARD ("SFAS") 133

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report. The total fair value of open Central Hudson derivative instruments, which hedge electric and natural gas purchases, at September 30, 2003, was $(2.7) million (net unrealized loss), which compares to a fair value at December 31, 2002 of $2.7 million (net unrealized gain). For the quarter ended September 30, 2003, Central Hudson realized an actual net loss of $2.9 million and an actual net gain of $942,000 year-to-date. This compares to a net gain of $334,000 and a net loss of $253,000 for the same periods, respectively, in 2002. These gains and losses, which either decrease or increase actual energy costs, were deferred for pass-back to or recovery from customers under Central Hudson's electric and natural gas cost adjustment mechanisms, as authorized by the New York State Public Service Commission ("NYS PSC"), and in accordance with the provisions of SFAS 71. Additionally, Central Hudson entered into weather derivative contracts for the heating season ended March 2003 and the June through August cooling season. A net settlement payment of $1.7 million year-to-date to counterparties was recorded due to higher sales resulting from significantly colder weather in the early part of the year, which compares to a net settlement payment to Central Hudson of $383,000 last year.

      The fair value of open derivative instruments for CHEC at September 30, 2003, and December 31, 2002, was not material. Derivatives outstanding at September 30, 2003, include a number of oil put and call options designated as fair value and cash flow hedges, respectively, for fuel oil purchases for the 2003-2004 heating season. Actual net gains recorded during the comparative quarters for oil put and call options hedging fuel oil purchase transactions were also not material. CHEC also entered into weather derivative contracts for the heating season ended March 31, 2003, which resulted in year-to-date settlement payments to counterparties of $2.1 million due to the colder weather as compared to a nominal gain last year.

      In addition to the above, Energy Group sold covered call options on stock held in its Alternate Investment Program portfolio during the quarter ended March 31, 2003. These covered call options expired in July and the gain realized for these derivatives was not material. The Alternate Investment Program is described in Note 6 herein.

NOTE 4 - INTANGIBLE ASSETS AND AMORTIZATION

Goodwill and Other Intangible Assets - SFAS 142

      Reference is made to the subcaption "Goodwill and Other Intangible Assets" under Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized to earnings, but instead be periodically reviewed for impairment. The amortization of goodwill related to all acquisitions made by CHEC ceased upon adoption of SFAS 142 by Energy Group on January 1, 2002. SFAS 142 does not currently affect Central Hudson.

      Substantially all of CHEC's intangible assets are the result of business combinations, which include separate identifiable intangible assets such as customer lists and covenants not to compete. In accordance with SFAS 142, intangible assets with finite useful lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of currently experienced customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $941,000. The useful life of a covenant not to compete is based on the expiration date of the covenant. Upon adoption of SFAS 142 on January 1, 2002, CHEC tested the goodwill remaining on the balance sheet for impairment and confirmed that there was no impairment. In addition, CHEC retested goodwill balances at December 31, 2002, and found no impairment. Remaining goodwill balances will be retested on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

-------------------------------------------------------------------------------------------------
                                          September 30, 2003              December 31, 2002
-------------------------------------------------------------------------------------------------
                                    Gross Carrying  Accumulated    Gross Carrying    Accumulated
                                         Amount     Amortization       Amount       Amortization
-------------------------------------------------------------------------------------------------
Customer Lists                         $  39,481      $   8,025       $  36,287       $   5,933
-------------------------------------------------------------------------------------------------
Covenants Not to Compete                   1,439            649           1,439             506
-------------------------------------------------------------------------------------------------
Total Amortizable
Intangibles                            $  40,920      $   8,674       $  37,726       $   6,439
-------------------------------------------------------------------------------------------------

      Amortization expense was $0.7 million for both of the three months ended September 30, 2003, and 2002, respectively. Amortization expense for the nine months ended September 30, 2003, and 2002 was $2.2 million and $2.0 million, respectively.

      The estimated amortization expense for each of the next five fiscal years, assuming no further acquisitions, is as follows (thousands of dollars):

                        2003              $2,976
                        2004              $2,704
                        2005              $2,695
                        2006              $2,677
                        2007              $2,663

      The carrying amount for goodwill was $50.5 million and $46.7 million as of September 30, 2003, and December 31, 2002, respectively.

NOTE 5 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

Asset Retirement Obligations - SFAS 143

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      SFAS 143 is effective for the calendar year that began January 1, 2003. Central Hudson and CHEC have determined that no liabilities currently exist for asset retirement obligations as defined by SFAS 143.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities - SFAS 149

      On April 3, 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 "amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components."

      One of the issues addressed relates to the applicability of the normal purchases and sales criteria to firm forward contracts for electricity in situations where the contract may not be settled by physical delivery (unplanned netting, also known as "book out").

      SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The changes contained in SFAS 149 are not expected to impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at this time.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - SFAS 150

      On May 30, 2003, the FASB issued Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or asset, in some circumstances). Many of those instruments were previously classified as equity.

      SFAS 150 requires an issuer to classify several different instruments as liabilities, including financial instruments issued in the form of shares that are mandatorily redeemable - in other words, placing an unconditional obligation on its issuer to redeem it by a transfer of assets by its issuer at a specified or determined date(s) or upon an event that is certain to occur.

      SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities.

      Central Hudson has two issues of mandatorily redeemable preferred stock, and Central Hudson adopted SFAS 150 effective July 1, 2003. On October 1, 2003, Central Hudson redeemed the $12.5 million balance of this mandatorily redeemable preferred stock. Therefore, for the quarter ended September 30, 2003, the balance of mandatorily redeemable preferred stock has been classified as short-term debt pursuant to SFAS 150. In addition, dividends related to this preferred stock for the quarter ended September 30, 2003, have been recorded as interest charges. These changes did not have a material impact on Energy Group's or Central Hudson's financial condition, results of operations, or cash flows.

Lease Arrangements

      In May 2003, the Emerging Issues Task Force ("EITF") of FASB reached a consensus on Issue No. 01-8, Determining Whether an Arrangement Contains a Lease ("EITF 01-8"). Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. For Energy Group, the new rules went into effect July 1, 2003, and are applicable to contracts entered into or modified after that date. Energy contracts entered into by Central Hudson and CHEC, depending on the facts and circumstances, could be subject to the accounting guidance set forth by EITF 01-8. However, its implementation has not and is not expected to materially impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at this time.

Pension and Other Postretirement Benefits

      On September 12, 2003, the FASB issued an exposure draft of new disclosure requirements for pensions and other post-retirement benefits that would replace FASB Statement No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits. The objective of this proposed statement would be to require additional disclosures about plan assets, obligations, cash flows, and the net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement would also eliminate any requirements to provide reconciliation of beginning and ending balances of the fair value of plan assets and benefit obligations. Instead, focus would be shifted to the disclosure of ending balances and key elements such as actual return on assets, benefit payments, employer contributions and participant contributions not disclosed elsewhere. The comment period ended October 27, 2003. As of the date of this Quarterly Report on Form 10-Q, no further action had been taken by FASB on this issue. The provisions of the proposed statement would be effective for the fiscal years ending after December 15, 2003.

Property, Plant and Equipment

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      The objective of the FASB project on property, plant, and equipment was to develop an accounting framework for property, plant, and equipment, including guidance for the capitalization of costs. This project would amend certain Accounting Principles Board ("APB") Opinions and FASB Statements to incorporate changes that would result from the final issuance of the proposed American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. This project also would amend APB Opinion No. 28, Interim Financial Reporting, so that the provision of the proposed SOP that would require certain costs to be charged to expense as incurred also would apply to interim periods. The Accounting Standards Executive Committee ("AcSEC") is continuing discussions on this proposed SOP and expects to send a final draft to the FASB board in the fourth quarter of 2003. Once a determination is made, the FASB will evaluate the need to amend any APB Opinions and FASB Statements to incorporate changes that would result from a proposed SOP.

NOTE 6 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 9 - "Stock-Based Incentive Compensation Plans" to the Consolidated Financial Statements of the Corporations' 10-K Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan ("Plan") referred to therein.

      As of January 1, 2002, the number of performance shares granted was 7,570, in aggregate, to executives covered under the Plan. No performance shares were granted in 2002. On January 1, 2003, the number of performance shares granted was 14,800, in aggregate, to executives covered under the Plan. As of September 30, 2003, the number of these performance shares that remain outstanding were 5,850 and 14,800, respectively. The ultimate number of shares awarded is based on the performance of Energy Group's common stock over the three years following the date of the relevant grant, but shall not exceed 150% of the number of shares granted. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to its award. This expense was not material for the quarters and nine-month periods ended September 30, 2003, and 2002.

      A summary of the non-qualified stock options awarded to executive officers and non-employee Directors of Energy Group and its subsidiaries under the Plan as of September 30, 2003, is as follows:

                                                Weighted      Weighted
                                                 Average       Average
                                                Exercise      Remaining
                                   Shares         Price    Contractual Life
                                 ------------------------------------------
Outstanding at 1/1/03              85,000       $   40.25             --
                  Granted          36,900           48.62             --
                  Exercised       (13,740)          31.94             --
                  Forfeited          (800)          44.06             --
                                 --------       ---------     ----------
Outstanding at 9/30/03            107,360       $   44.16     7.82 years
                                 ========       =========     ==========

      A total of 3,480 and 13,740 non-qualified stock options were exercised during the quarter and nine-month period, respectively, ended September 30, 2003. These options had an exercise price of $31.94 and resulted in recognition of compensation expense that was not material for either the quarter or the nine-month period ended September 30, 2003.

      In addition, effective January 1, 2003, Energy Group adopted the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, all future employee stock option grants and other stock-based compensation will be expensed over their respective vesting periods based on their fair value at the date on which the stock-based compensation is granted. Compensation expense recorded for the quarter and nine-month period ended September 30, 2003, and pro forma expense for the quarter and nine-month period ended September 30, 2002, resulting from the implementation of fair value accounting for stock options was not material.

NOTE 7 - INVESTMENTS

      Reference is made to Note 10 - "Other Investments" of the Corporations' 10-K Report. At January 1, 2003, investments in Energy Group's Alternate Investment Program ("Investment Program") consisted of electric utility common stocks, preferred stocks, and an intermediate-term bond fund. As of September 30, 2003, all holdings in the Investment Program had been liquidated and the proceeds invested in short-term investments with minimal principal risk.

      Proceeds from sales of available-for-sale securities during the quarter ended September 30, 2003, were $19.1 million. Realized gains associated with sales of securities in the Investment Program were $0.6 million and realized losses were $0.7 million. The cost basis of these securities was determined on a specific identification basis.

      Proceeds from sales of securities during the nine months ended September 30, 2003, were $111.5 million. Realized gains associated with sales of securities were $2.9 million, offset by realized losses of $3.0 million. The cost basis of these securities was determined on a specific identification basis.

      Since its inception in mid-2002, the Investment Program produced a benefit of approximately $.095 per share when compared to an estimate of money market alternatives during the same period.

      See Item 2 under the caption "Capital Resources and Liquidity" for additional information about the Investment Program.

NOTE 8 - PENSION MINIMUM LIABILITY ADJUSTMENT

      In September 2003, Central Hudson contributed $10 million to the Trust Fund for the Retirement Income Plan ("Retirement Plan"), Central Hudson's defined benefit plan, to reduce the difference, as of the measurement date of September 30, 2003, between the Accumulated Benefit Obligation ("ABO") for the Retirement Plan and the market value of related pension assets. In accordance with SFAS No. 87, Employers Accounting for Pensions, Central Hudson was required to record a minimum pension liability on its Balance Sheet as of September 30, 2003, for the amount of the remaining difference estimated at $5.4 million or approximately 2% of ABO plus the prefunded pension costs. Typically, the excess of the additional pension liability plus the prefunded pension costs, less any unrecognized prior service cost, is recorded as a charge to Other Comprehensive Income within the equity section of the Balance Sheet; however, because deferral accounting for pension costs is authorized by the NYS PSC, the charge of $83.9 million was recorded as a regulatory asset. [The balance of the $118.7 million regulatory asset represents undercollected pension costs deferred for future recovery as approved by the NYS PSC.] The unrecognized prior service cost was recorded as an intangible asset of $24.5 million. Offsetting these charges is the additional pension liability of $108.4 million. For balance sheet presentation at September 30, 2003, the additional pension liability of $108.4 million has been combined with the prefunded pension costs balance of $106.8 million. The net liability of $1.6 million is reflected in Other Liabilities.

      Under the policy of the NYS PSC regarding pension costs, differences between pension expense and rate allowances covering pension expenses are deferred for future recovery from or return to customers and carrying charges are accrued on cash differences. The $10 million contribution noted above is subject to such carrying charges.

      It should be noted that the valuation of the ABO was determined as of the measurement date of September 30, 2003, using a 6.0% discount rate (as determined with reference to interest rates applicable to domestic long-term corporate bonds rated "AA" by Moody's Investors Services, Inc.) and that each 0.25% change in the discount rate would affect the projection of ABO by approximately $8.0 million. The discount rate on the prior measurement date of September 30, 2002 was 6.75% and the discount rate as of October 31, 2003 was 6.25%.

NOTE 9 - SUBSEQUENT EVENTS

      On October 31, 2003, SCASCO completed the sale of certain assets and liabilities related to its natural gas business unit. Energy Group expects to recognize an estimated after tax gain on the sale of approximately $226,000. This disposition is not expected to materially impact the future financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies relating to asbestos litigation and environmental matters which arise during the normal course of business and which have been discussed in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements included in the Corporations' 10-K Report. Except for that which is disclosed in Part II of this Quarterly Report on Form 10-Q and all documents previously filed with the Securities and Exchange Commission ("SEC") in 2003, there have been no material changes in the matters discussed in said Note 11.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE STRUCTURE

      Within this Quarterly Report on Form 10-Q, when historical comparisons are made between CHEC in 2003 and previous periods, please note that prior to December 31, 2002, the competitive business subsidiary with which comparisons are made was CH Services. On December 31, 2002, CH Services was merged into Energy Group and CHEC became a direct subsidiary of Energy Group and the parent of the remaining competitive business subsidiaries. Reference is made to the Corporations' 10-K Report and to the discussion in Part I, Item 1 thereof under the subcaption "Corporate Structure" regarding the reorganization of the competitive business subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first nine months of 2003 contributed to the increase in the per share book value of its common stock from $30.31 at December 31, 2002, to $30.59 at September 30, 2003. The common equity ratio decreased from 60.5% at December 31, 2002, to 58.1% at September 30, 2003.

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Stock Repurchase Program") to repurchase up to 4 million shares, or approximately 25% of its then-outstanding common stock, over the five years beginning August 1, 2002. The Board of Directors targeted 800,000 shares for repurchase in the first twelve months of the Stock Repurchase Program. As of November 1, 2003, the aggregate number of shares repurchased under the Stock Repurchase Program was 600,087 at a cost of $27.5 million; the total number of shares repurchased from January 1, 2003, through November 1, 2003, was 302,600 at a cost of $13.1 million. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been temporarily suspended while Energy Group assesses opportunities to redeploy its cash reserves in energy-related investments, as discussed below. Energy Group reserves the right to modify, suspend, or terminate the Stock Repurchase Program at any time without notice.

      As noted in Item 1, Note 7 - "Pension Minimum Liability Adjustment" of this Quarterly Report on Form 10-Q, in September 2003, Central Hudson contributed $10 million to its pension fund to reduce the difference between the ABO for its pension plan and the market value of related pension assets. The remaining difference (2% of ABO) resulted in the reclassification of the balance of Prefunded Pension Costs to Regulatory Assets.

      As noted in Item 1, Note 6 - "Investments " of this Quarterly Report on Form 10-Q, approximately $19 million of investments in electric utility common stock was liquidated during the quarter. The resulting proceeds were invested in short-term investments with minimal principal risk. These actions are expected to reduce the principal risk and yield of these investments going forward.

      As noted in Item 1, Note 8, on October 31, 2003, SCASCO completed the sale of certain assets and liabilities related to its natural gas business unit. Energy Group expects to recognize an estimated after tax gain on the sale of approximately $226,000. This disposition is not expected to materially impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries going forward.

      Energy Group will continue to investigate opportunities to redeploy its cash reserves in new investments that offer attractive returns with acceptable risks. These opportunities include, but are not limited to, currently operating assets that use proven technology and have a relatively stable customer base such as electric generating plants and natural gas pipelines, in either case with a significant portion of their output under long-term contract. Energy Group reserves the right to modify, suspend, or terminate this program at any time without notice.

      Central Hudson is currently projecting its 2003 capital expenditures to be $50.2 million compared to its earlier projection of $54.3 million. The difference relates to deferral of several projects and expected productivity improvements.

      Central Hudson has committed short-term credit facilities totaling $1.5 million with two commercial banks and a $75 million revolving credit agreement with a group of commercial banks. The NYS PSC limits the amount of short-term borrowing Central Hudson may have outstanding at any time to $77 million in the aggregate. As of September 30, 2003, Central Hudson had $12.5 million of current maturities of long-term debt, short-term debt of $20 million, and cash and cash equivalents of $17.0 million.

      CHEC has a $25 million line of credit with a commercial bank and, as of September 30, 2003, there was no outstanding balance.

      At September 30, 2003, Energy Group had $12.5 million of current maturities of long-term debt and $20 million of short-term debt outstanding. At September 30, 2003, Energy Group's cash and cash equivalents were $129.2 million.

      Cash balances held by Central Hudson resulting from the divestiture of its interests in its major electric generation assets are earmarked for refunds to Central Hudson's customers in 2003 and 2004, and capital expenditures in 2003 and 2004 as contemplated under Central Hudson's rate agreement with the NYS PSC dated October 25, 2001.

      Energy Group and CHEC have issued guarantees that provide financial or performance assurance to third parties for certain commodity, derivative, and stock sale contracts entered into by their wholly owned subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish a subsidiary's intended commercial purposes. Guarantees have been provided to guarantee the payment, when due, of obligations incurred by these subsidiaries in physical and financial transactions related to natural gas, fuel oil, propane, weather hedges, and certain obligations related to the sale of former subsidiary CH Resources, Inc. ("CH Resources") in 2002.

      At September 30, 2003, the aggregate amount of actual liabilities covered by these guarantees was $2.5 million. The related liability is reflected in the consolidated balance sheet, and each such guarantee is not considered to be material.

      It is Management's belief that the possibility that Energy Group would be required to perform or incur any material losses associated with any of the above guarantees is remote.

EARNINGS PER SHARE

Three Months Ended September 30, 2003

      Energy Group's consolidated earnings per share for the third quarter of 2003 were $0.30 versus $0.37 for the third quarter of 2002, a decrease of $0.07 per share.

      Decreases in investment and interest income in the third quarter resulted from the liquidation of the Investment Program portfolio. Approximately $90 million was reinvested in lower yield, but lower risk, money market instruments largely accounting for a $0.07 decrease in earnings per share as compared to the same period in 2002.

      Included in Energy Group's consolidated $0.07 per share decrease is a favorable $0.01 per share increase contributed by Central Hudson. This is primarily due to an increase in net electric revenues (net of commodity costs, hedging gains and losses, and revenue taxes) due to a reduction related to shared earnings resulting from an increase in Central Hudson's investment base (or rate base) upon which it earns its rate of return, and restoration of previously deferred revenues; a reduction in interest charges, reflecting the redemption of higher-cost, long-term debt; the effect of the Repurchase Program; a favorable increase in regulatory carrying charges primarily related to pension costs, Central Hudson's Customer Benefit Fund, and state income tax. Largely offsetting these items is an increase in operating expenses reflecting the additional costs of storm restoration, electric distribution operations and maintenance expenses, uncollectible accounts, legal and special services expenses, property and other insurance expenses, and employee welfare expense and employee compensation.

      The financial results include a $0.01 per share decrease from CHEC as compared to the same period in 2002, resulting from the net effect of various items including an increase in net revenues from Griffith and SCASCO due to acquisitions made in the fourth quarter of 2002 and first quarter of 2003; a reduction in earnings resulting from an adjustment to the net gain realized from the sale of CH Resources recorded in May 2002; an increase in interest charges; and the effect of the Repurchase Program.

Nine Months Ended September 30, 2003

      Energy Group's earnings per share for the nine months ended September 30, 2003, as compared to the same period in 2002 increased $0.18, or 9.6%, from $1.87 to $2.05 per share.

      The enhancement in earnings reflects a $0.30 per share increase from Central Hudson due largely to increases in net electric and natural gas revenues; the amortization of previously deferred shareholder benefits from the sale of Central Hudson's interests in its major electric generating assets; and the favorable impact of the Repurchase Program. The increase in net revenues results from a rise in sales due to the colder weather experienced in the early part of the year and customer growth. The increase in revenues was partially offset by increases in operating expenses, depreciation and property taxes and also, by the absence of a one-time gain recorded in the first quarter of 2002 related to the sale of stock of insurance companies through which Central Hudson provided employee benefits.

      Earnings for CHEC were reduced by $0.04 per share resulting largely from a $0.22 per share reduction relating to the net gain recorded last year for the May 2002 sale of CH Resources. The reduction in earnings was largely offset by an $0.18 per share increase from operations due primarily to increased fuel distribution sales attributable to the colder weather experienced in the earlier part of the year and the acquisition of additional fuel distribution companies in the fourth quarter of 2002 and in January 2003.

      A reduction in earnings from the Investment Program and its liquidation by July 2003 resulted in a reduction of $0.08 per share for the comparable nine months. Proceeds from the liquidation of approximately $90 million were reinvested in lower yield, but lower risk, money market instruments.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for Energy Group and its subsidiaries, comparing the three-month and nine-month periods ended September 30, 2003, to the three-month and the nine-month periods ended September 30, 2002, respectively. The operating results of the regulated subsidiary reflect Central Hudson's electric and natural gas sales and revenues, and the operating results of the unregulated subsidiary reflect the operations of the competitive business subsidiaries.

OPERATING REVENUES

      Energy Group's operating revenues increased $0.6 million, or less than 1%, for the third quarter of 2003 and increased $101.2 million, or 20%, for the first nine months of 2003 as compared to the same periods in 2002. Details of these revenue changes are as follows: (thousands of dollars)

                                                     2003/2002 INCREASE (DECREASE)
                                                     -----------------------------
                                                 THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                 -------------------------------------
                                        Electric         Natural Gas      Unregulated      Total
                                        --------         -----------      -----------      -----
Customer Sales(a) ................      $   (569)         $   (113)(b)      $  9,732      $  9,050
Sales for Resale .................             3            (1,902)               --        (1,899)
Fuel and Nat. Gas Supply Costs ...       (10,956)                5                --       (10,951)
Deferred Revenues ................         4,473(c)            374                --         4,847
Miscellaneous ....................          (561)              105                --          (456)
                                        --------          --------          --------      --------
     Total .......................      $ (7,610)         $ (1,531)         $  9,732      $    591
                                        ========          ========          ========      ========

                                                   2003/2002 INCREASE (DECREASE)
                                                   -----------------------------
                                                NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                ------------------------------------
                                        Electric         Natural Gas      Unregulated      Total
                                        --------         -----------      -----------      -----
Customer Sales(a) ................      $  3,612          $  3,371(b)       $ 62,091      $ 69,074
Sales for Resale .................          (790)           (4,014)               --        (4,804)
Fuel and Nat. Gas Supply Costs ...         8,598            18,727                --        27,325
Deferred Revenues ................        12,277(c)            138                --        12,415
Miscellaneous ....................        (2,095)             (691)               --        (2,786)
                                        --------          --------          --------      --------
     Total .......................      $ 21,602          $ 17,531          $ 62,091      $101,224
                                        ========          ========          ========      ========

(a) Includes delivery of electricity and natural gas supplied by others and an offsetting restoration of amounts deferred to Central Hudson's Customer Benefit Fund (described under the caption "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings Electric and Gas" in Note 2 to the Consolidated Financial Statements included in the Corporations' 10-K Report) for customer refunds to all customers and back-out credits for retail access customers.

(b)   Includes both firm and interruptible revenues.

(c) Includes the restoration of other revenues from Central Hudson's Customer Benefit Fund for other authorized programs and the restoration of previously deferred delivery revenues and earnings in excess of the rate of return allowance in accordance with the provisions of Central Hudson's current rate agreement with the NYS PSC (described in said Note 2).

      Central Hudson's electric and natural gas operating revenues for the third quarter decreased $9.1 million, or 6.3%, in total from $144.4 million in 2002 to $135.3 in 2003. For the third quarter, electric revenues decreased $7.6 million, or 5.8%, due primarily to a decrease in revenues collected for the recovery of electric supply costs. The reduction was partially offset by lower amounts recorded for the deferral of revenues related to shared earnings, the recording of delivery revenues deferred during the rate year ended June 30, 2002, and by the restoration of revenues from the Customer Benefit Fund to offset the cost of various programs, all under Central Hudson's current settlement agreement with the NYS PSC. Natural gas revenues decreased by $1.5 million, or 12.1%, largely due to a reduction of sales for resale revenue.

      In the first nine months of 2003, as compared with the first nine months of 2002, Central Hudson's electric and natural gas operating revenues increased $39.1 million, or 9.5%, from $410.6 million in 2002 to $449.7 million in 2003. Electric revenues increased $21.6 million, or 6.5%, and natural gas revenues increased $17.5 million, or 22.2%. The increase in both electric and natural gas revenues primarily reflects an increase in revenues collected through Central Hudson's energy cost adjustment clauses to recover the costs of purchased electricity and natural gas, and an increase in revenues from electric and natural gas deliveries due to colder weather in the first quarter of 2003. It also reflects the restoration of revenues from the Customer Benefit Fund to offset customer refunds and other programs authorized by the PSC.

      CHEC's revenues for the third quarter increased $9.7 million, or 39.1%, from $24.8 million in 2002 to $34.5 million in 2003. During the first nine months of 2003, as compared with the first nine months of 2002, CHEC's revenues increased $62.1 million, or 57.3%, from $108.4 million in 2002 to $170.5 million in 2003. These increases in revenues primarily reflect increases in sales due to colder weather with heating degree days through September 2003 on average 30% higher than during the same period in 2002, and the impact of acquisitions made in the fourth quarter of 2002 and in January 2003. Revenues also increased due to higher retail fuel oil prices as a result of higher wholesale market prices in 2003.

SALES

      Central Hudson's sales vary in response to weather conditions. Electric sales peak in the summer, and natural gas sales peak in the winter.

      Total kilowatt-hour sales of electricity within Central Hudson's service territory decreased less than 1% and firm sales of natural gas decreased 2% in the third quarter of 2003 as compared to the third quarter of 2002. For the nine months ended September 30, 2003, as compared to the same period last year, sales of electricity within Central Hudson's service territory increased 4% and firm sales of natural gas increased 25%. Changes in Central Hudson's electric and natural gas deliveries by major customer classification are set forth below:

                                                         % INCREASE (DECREASE) FROM 2002
                                           ------------------------------------------------------------
                                               3 MOS ENDED SEPT. 30             9 MOS ENDED SEPT. 30
                                               --------------------             --------------------
                                           Electric        Natural Gas         Electric     Natural Gas
                                           --------        -----------         --------     -----------
Residential ......................            --                 6                 7            28
Commercial .......................            (3)               (2)                1            26
Industrial .......................             4               (30)                5             5
Interruptible ....................           N/A               (55)              N/A           (41)

      Central Hudson's sales of electricity to residential customers remained relatively flat while sales to commercial customers decreased 3% in the third quarter of 2003 as compared to the third quarter of 2002. Reduced residential and commercial usage due to cooler weather was partially offset by increased sales from an increase in the average number of customers. For the first nine months of 2003 as compared to the same period in 2002, residential and commercial sales increased 7% and 1%, respectively. These increases in delivery sales were due largely to colder weather in the first four months of 2003 and an increase in the average number of both residential and commercial customers. Sales to industrial customers increased 4% for the third quarter and increased 5% for the first nine months of 2003 due to increased usage by several large industrial customers in the first four months of 2003. Heating degree-days were 28% higher in the first four months of the year as compared to the same period last year.

      Central Hudson's natural gas sales to residential customers increased 6% for the third quarter as compared to the same period in 2002, primarily as a result of an increase in the average number of customers and increased usage. Residential sales for the nine months increased 28% due largely to the colder weather in the early months of the year. Third quarter commercial sales decreased 2% due primarily to a reduction in non-heating sales, which was partially offset by increased usage relating to an increase in the average number of commercial customers. However, in the first nine months of 2003 as compared to the first nine months of 2002, there was a 26% increase in such commercial sales primarily as a result of colder weather in the first four months of 2003 as well as increases in the average number of customers. Industrial sales, which represent less than 10% of total firm sales, decreased 30% in the first quarter due largely to the reclassification of a large customer to interruptible status in October 2002. However, industrial sales in the first nine months of 2003, as compared to the same period last year, increased 5% due to the colder weather in the first quarter of 2003 and the transfer of some interruptible customers to firm service. Interruptible sales decreased 55% for the third quarter of 2003 and decreased 41% for the first nine months of 2003, as compared to the same periods last year, due largely to a reduction in the sale of natural gas for electric generation and to the curtailment of interruptible service in order to meet the increased demand from firm customers in the early part of the year.

      CHEC's sales of petroleum products increased by 5.3 million gallons, or 28%, to 24.2 million gallons in the third quarter of 2003 from 18.9 million gallons in the third quarter of 2002 primarily due to acquisitions.

      CHEC's sales of petroleum products increased by 24.0 million gallons, or 27%, to 112.0 million gallons for the first nine months of 2003 from 88.0 million gallons during the same period in 2002. This increase was primarily due to colder weather as evidenced by a 30% average increase in heating degree days for the first nine months of 2003, as compared to the same periods in 2002, and increased sales as a result of acquisitions made in the fourth quarter of 2002 and in January 2003.

      CHEC's sales of natural gas decreased by approximately 10,000 Mcf, or 3%, to 310,000 Mcf for the third quarter of 2003 from 320,000 Mcf in the same period in 2002. In 2003, CHEC's sales of natural gas increased by approximately 110,000 Mcf, or 7%, to 1,680,000 Mcf for the first nine months in 2003, as compared to 1,570,000 Mcf in the same period in 2002. This increase was primarily due to colder weather in the first quarter of 2003.

OPERATING EXPENSES

      Energy Group's total operating expenses for the third quarter of 2003 increased $2.4 million, or 2%, from the comparable period in 2002, and increased by $96.3 million, or 20%, for the first nine months of 2003 as compared to the first nine months of 2002.

      Central Hudson's operating expenses for the third quarter decreased $7.1 million, or 5.3%, from $134.0 million in 2002 to $126.9 million in 2003. The decrease in operating expenses was largely the result of a decrease in purchased electricity and natural gas expense. Purchased electricity and natural gas expense, in total, decreased $11.2 million due primarily to expense deferrals related to the recovery of electric supply and natural gas costs through Central Hudson's NYS PSC authorized cost recovery mechanisms. Central Hudson's operating expenses for the first nine months increased $37.9 million, or 10.0%, from $378.3 million in 2002 to $416.2 million in 2003. The increase in operating expenses largely results from an increase in purchased electricity and purchased natural gas expense. Purchased electricity increased $9.8 million, or 4.9%, for the nine months due primarily to increased sales resulting from colder weather, as compared to the same period of 2002. For the first nine months of 2003, as compared to the first nine months of 2002, natural gas expense increased $14.9 million, or 32%, due largely to an increase in the unit cost of natural gas and volume due to an increase in sales resulting from colder weather in the first four months of 2003. Other expenses of operation for Central Hudson increased by $6.5 million for the third quarter and by $15.1 million for the first nine months reflecting an increase in costs related to its electric reliability program as well as other authorized program costs funded by the Customer Benefit Fund, as compared to the same periods in 2002. The rise in operating expenses also reflects increases in other operating areas such as storm restoration, electric distribution operations and maintenance, uncollectible accounts, legal and special services, property and other insurance, employee welfare expenses, and employee compensation. Taxes other than income taxes decreased $2.4 million for the third quarter and $6.1 million for the first nine months of 2003, as compared to the same periods in 2002, due to a decrease in amounts deferred for over and under collections related to the phasing in of New York State income taxes effective January 1, 2000, and also due to a reduction in revenue taxes.

      CHEC's operating expenses for the third quarter increased $9.5 million from $27.3 million in 2002 to $36.8 million in 2003. CHEC's operating expenses for the first nine months increased $58.4 million, or 53.6%, from $109.0 million in 2002 to $167.4 million in 2003. Operating expenses are primarily the cost of fuel oil and natural gas, which increased $8.1 million for the third quarter and $53.0 million for the first nine months as compared to the same periods in 2002, due primarily to higher sales by Griffith and SCASCO as a result of colder weather in the first quarter of 2003 and acquisitions made in the fourth quarter of 2002 and in January 2003. Fuel oil and natural gas costs also increased due to higher wholesale market prices. Other operating expenses increased primarily as a result of increased distribution costs and income taxes due to these increased sales and acquisitions.

INTEREST CHARGES

      Total interest charges for Central Hudson decreased $1.9 million for the nine months ended September 30, 2003, due primarily to a reduction in regulatory carrying charges related to the Customer Benefit Fund and the redemption of higher cost long-term debt in September 2002 and in June and August of 2003. Interest charges for the third quarter were $525,000 less due largely to the redemption of the higher cost debt.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Report for a discussion of Energy Group's dividend payments. On September 26, 2003, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable November 3, 2003, to shareholders of record as of October 10, 2003.

EXECUTIVE OFFICERS

      Reference is made to the caption "Executive Officers" in Part I, Item I of the Corporations' 10-K Report.

      Effective September 2, 2003, Christopher M. Capone was appointed Chief Financial Officer and Treasurer of Energy Group and its principal subsidiaries, succeeding Steven V. Lant. Mr. Capone was formerly Treasurer of Energy Group, Central Hudson, and Central Hudson subsidiary Phoenix Development Company, Inc.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans" and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to, weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs; the success of strategies to satisfy electricity requirements now that Central Hudson's interests in its major electric generating assets have been sold; future market prices for energy, capacity and ancillary services; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to Part II, Item 7A of the Corporations' 10-K Report for a discussion of market risk. There has been no material change in either the market risks or the risk mitigation practices employed by Energy Group and Central Hudson discussed in the Corporations' 10-K Report. For related discussion on these risk mitigation practices, see Note 3 - "Summary of Significant Accounting Policies" under the caption "Accounting for Derivative Instruments and Hedging Activities - SFAS 133" and Item 2 - "Capital Resources and Liquidity."

ITEM 4 - CONTROLS AND PROCEDURES

      The principal executive officers and the principal financial officer of Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on that evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Energy Group's and Central Hudson's controls and procedures are effective for recording, processing, summarizing, and reporting information required to be disclosed in their reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      There have not been any changes to the Registrants' internal control over financial reporting that occurred during the Registrants' last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Asbestos Litigation. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 11 - "Commitments and Contingencies" under the caption "Asbestos Litigation" in Part II, Item 8 of the Corporations' 10-K Report.

      As of October 15, 2003, a total of 3,134 cases involving asbestos have been brought against Central Hudson of the type described under this caption, of which 1,452 remain pending. Of the 1,682 cases no longer pending against Central Hudson, 1,545 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Energy Group and Central Hudson are presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, Energy Group and Central Hudson cannot determine the ultimate liability relating to these cases. Based on information known to Energy Group and Central Hudson at this time, including Central Hudson's experience in settling and in obtaining dismissals of asbestos cases, Energy Group and Central Hudson believe that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Energy Group's and/or its subsidiaries' financial positions or results of operations.

Item 5. Other Information

      Environmental Matters. For a discussion of Central Hudson's environmental matters see Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements under the caption "Environmental Matters" of the Corporations' 10-K Annual Report.

      Central Hudson - Water. Reference is made to the discussion under the subcaption "Central Hudson - Water" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Report. The New York State Department of Environmental Conservation ("NYS DEC") issued a draft State Pollutant Discharge Elimination System permit for Central Hudson's Neversink Hydroelectric Facility on January 15, 2003. The permit allows the discharge of non-contact cooling water and water from facility drains, in each case subject to monitoring provisions and limits on pollutant levels. The NYS DEC is currently considering public comments on the draft permit.

      Central Hudson - Orange County Landfill. Reference is made to the discussion under the subcaption "Orange County Landfill" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Report. The Tolling Agreement dated September 7, 2001, whereby Central Hudson agreed to toll the applicable statute of limitations for certain alleged causes of action by certain state agencies against Central Hudson, was extended to March 30, 2004.

      Central Hudson - Air. Reference is made to the discussion under the subcaption "Central Hudson - Air" in Note 11 to the Consolidated Financial Statements in the Corporations' 10-K Report. On May 1, 2003, NYS DEC regulations under 6 NYCRR Part 204 ("Part 204") requiring additional limitations on emissions of nitrogen oxides ("NOx") became effective. The NOx limitations are effective on a seasonal basis from May 1 through September 30 ("the summer ozone season"). Central Hudson's South Cairo and Coxsackie combustion turbine facilities are subject to these NYS DEC regulations. New state facility permits are required for each facility, and were issued effective September 19, 2003. These new permits restrict cumulative operating hours of each turbine during the summer ozone season. In addition, these new permits restrict NOx emissions to 50 tons at each turbine during the balance of the year.

      Central Hudson - Former Manufactured Gas Plant Facilities. Reference is made to the discussion under the subcaption "Former Manufactured Gas Plant Facilities" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Report. As of September 30, 2003, Central Hudson has expended approximately $10.4 million in connection with the City of Newburgh site. It is not possible to predict the extent of additional costs, including remediation costs, that will be incurred at this site, but Central Hudson believes that such costs could be in excess of $17.0 million. As of September 30, 2003, liabilities of $17.0 million were recorded regarding this site; these costs are included in "Deferred Credits and Other Liabilities - Accrued Environmental Remediation Costs" in Energy Group's and Central Hudson's Consolidated Balance Sheets.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit No.
Regulation S-K
Item 601
Designation      Exhibit Description
-----------      -------------------

12 Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1             Rule 13a-14(a)/15d-14(a) Certification by Mr. Ganci.

31.2             Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.3             Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1             Section 1350 Certification by Mr. Ganci.

32.2             Section 1350 Certification by Mr. Lant.

32.3             Section 1350 Certification by Mr. Capone.

      (b) Reports on Form 8-K. During the period covered by this Quarterly Report on Form 10-Q, Energy Group filed the following Current Reports on Form 8-K:

      (i) A Report dated July 22, 2003, which reports Energy Group's second quarter 2003 earnings.

      (ii) A Report dated September 2, 2003, which reports Energy Group's announcement of the appointment of Christopher M. Capone as Chief Financial Officer and Treasurer of Energy Group and its principal subsidiaries.

During the period covered by this Report on Form 10-Q, Central Hudson filed a Current Report on Form 8-K announcing the sale and issuance through certain Agents of a tranche of the Medium Term Notes, Series D, in the aggregate principal amount of $24,000,000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the under-signed hereunder duly authorized.

                                              CH ENERGY GROUP, INC.
                                                   (Registrant)

                                   By:         /s/ Donna S. Doyle
                                      ------------------------------------------
                                                   Donna S. Doyle
                                      Vice President - Accounting and Controller


                                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                  (Co-Registrant)

                                   By:        /s/ Donna S. Doyle
                                      ------------------------------------------
                                                  Donna S. Doyle
                                      Vice President - Accounting and Controller

Dated: November 12, 2003

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

         Exhibit No.
       Regulation S-K
         Item 601
        Designation        Exhibit Description
        -----------        -------------------

             12 Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

             31.1          Rule 13a-14(a)/15d-14(a) Certification by Mr. Ganci.

             31.2          Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

             31.3          Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

             32.1          Section 1350 Certification by Mr. Ganci.

             32.2          Section 1350 Certification by Mr. Lant.

             32.3          Section 1350 Certification by Mr. Capone.