Form 10-K
period 2003-12-31
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2004-02-18
CIK 1061393, 18647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
                                 ---------------

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended...................................   December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                            on which registered
     -------------------                           ----------------------

CH Energy Group, Inc.
Common Stock, $0.10 par value                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                     Title of each class

Central Hudson Gas & Electric Corporation Cumulative Preferred Stock

                     4 1/2% Series
                     4.75%  Series

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether CH Energy Group, Inc. ("Energy Group") is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |X| No |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of Energy Group as of January 30, 2004, was $728,519,640 based upon the lowest price at which Energy Group's Common Stock was traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of Energy Group as of June 30, 2003, the last business day of Energy Group's most recently completed second fiscal quarter, was $710,001,000 computed by reference to the price at which Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      Indicate by check mark whether Central Hudson Gas & Electric Corporation ("Central Hudson") is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |_| No |X|

      The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2003, was zero.

      The number of shares outstanding of Energy Group's Common Stock, as of January 30, 2004, was 15,762,000.

      The number of shares outstanding of Central Hudson's Common Stock, as of January 30, 2004, was 16,862,087. All such shares are owned by Energy Group.

      CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)
(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Energy Group's definitive Proxy Statement, dated March 3, 2004, and to be used in connection with its Annual Meeting of Shareholders to be held on April 27, 2004, is incorporated by reference in Part III hereof. Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction (I) (2) (c) of Form 10-K of the Act.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

ITEM 1  BUSINESS                                                             2

ITEM 2  PROPERTIES                                                          11

ITEM 3  LEGAL PROCEEDINGS                                                   15

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS                                                             15
                                     PART II

ITEM 5  MARKET FOR ENERGY GROUP'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS                                     16

ITEM 6  SELECTED FINANCIAL DATA OF ENERGY GROUP AND
        ITS SUBSIDIARIES                                                    17

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       21

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK                                                         46

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         48

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE                             127

ITEM 9A CONTROLS AND PROCEDURES                                            127

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF ENERGY GROUP                   127

ITEM 11 EXECUTIVE COMPENSATION                                             129

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                     129

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     130

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES                             130

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K                                                130

SIGNATURES                                                             132-134


                                       (i)

                                TABLE OF CONTENTS

                  (NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                                                                            Page
                                                                            ----

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                           67

NOTE 2  REGULATORY MATTERS                                                   78

NOTE 3  NINE MILE 2 PLANT                                                    84

NOTE 4  INCOME TAX                                                           85

NOTE 5  ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS               90

NOTE 6  GOODWILL AND OTHER INTANGIBLE ASSETS                                 91

NOTE 7  SHORT-TERM BORROWING ARRANGEMENTS                                    93

NOTE 8  CAPITALIZATION - ENERGY GROUP CAPITAL STOCK
        CAPITALIZATION - CENTRAL HUDSON CAPITAL STOCK                        94

NOTE 9  CAPITALIZATION - LONG-TERM DEBT                                      96

NOTE 10 POST-EMPLOYMENT BENEFITS                                             98

NOTE 11 STOCK-BASED COMPENSATION INCENTIVE PLANS                            105

NOTE 12 OTHER INVESTMENTS                                                   107

NOTE 13 COMMITMENTS AND CONTINGENCIES                                       108

NOTE 14 SEGMENTS AND RELATED INFORMATION                                    117

NOTE 15 FINANCIAL INSTRUMENTS                                               121


                                      (ii)

                                     PART I

FILING FORMAT

      This Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("10-K Annual Report"), is a combined report being filed by two different registrants: CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"). Except where the content clearly indicates otherwise, any references in this 10-K Annual Report to Energy Group include all subsidiaries of Energy Group, including Central Hudson. Energy Group's subsidiaries are each directly or indirectly wholly owned by Energy Group. Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to Energy Group and its subsidiaries other than Central Hudson. When this 10-K Annual Report is incorporated by reference into any filing with the Securities and Exchange Commission ("SEC") made by Central Hudson, the portions of this 10-K Annual Report that relate to Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

FORWARD-LOOKING STATEMENTS

      Statements included in this 10-K Annual Report and the documents incorporated by reference which are not historical in nature are intended to be and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to: weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs; the success of strategies to satisfy electricity requirements following the sale of Central Hudson's major generating assets; future market prices for energy, capacity, and ancillary services; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 1 - BUSINESS

CORPORATE STRUCTURE

      On December 15, 1999, Energy Group became the holding company parent corporation of Central Hudson and Central Hudson Energy Services, Inc. ("CH Services") (the "Holding Company Restructuring").

      For further information regarding the Holding Company Restructuring and the Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended ("Agreement"), among Central Hudson, the Staff of the Public Service Commission of the State of New York ("PSC"), and certain others which, among other things, permitted the Holding Company Restructuring, see the captions "Competitive Opportunities Proceeding Settlement Agreement" and "Rate Proceedings - Electric and Natural Gas" in Note 2 to the Financial Statements contained in Item 8 of this Form 10-K Annual Report (each Note being hereinafter called a "Note"). Surviving provisions of the Agreement discussed herein may affect future operations of Energy Group and its subsidiaries.

      Effective December 31, 2002, Energy Group reorganized its competitive business subsidiaries to streamline administration and improve managerial effectiveness. As a result of this reorganization, CH Services was merged into Energy Group; Greene Point Development Corporation ("Greene Point") and Prime Industrial Energy Services, Inc. were merged into Central Hudson Enterprises Corporation ("CHEC"); and CHEC replaced CH Services as the parent of the remaining competitive business subsidiaries. Griffith Energy Services, Inc. ("Griffith") and SCASCO, Inc. ("SCASCO") remain direct subsidiaries of CHEC. CHEC, Griffith, and SCASCO are collectively referred to herein as the "competitive business subsidiaries." Energy Group's other subsidiary, Central Hudson, wholly owns Phoenix Development Company, Inc. ("Phoenix"). Another subsidiary of CH Services, CH Resources, Inc. ("CH Resources") and its subsidiary companies, CH Syracuse Properties, Inc. and CH Niagara Properties, Inc., were sold in May 2002. For further information on the sale of CH Resources, see Note 5 - "Acquisitions, Divestitures, and Discontinued Operations."

      Central Hudson's preferred stock and debt remain securities of Central Hudson.

      Because of its ownership of Central Hudson, Energy Group is a "public utility holding company" under the Public Utility Holding Company Act of 1935 ("PUHCA"). However, Energy Group is exempt from the provisions of PUHCA under the intrastate exemption provisions of ss.3(a)(1) of PUHCA except that, under ss.9(a)(2) of PUHCA, the approval of the SEC is required for a direct or indirect acquisition by a public utility holding company of 5% or more of the voting securities of any electric or natural gas utility company subject to PUHCA.

      For a discussion of Energy Group's and its subsidiaries' financing program, capital structure, and short-term debt, see Item 7 of this 10-K Annual Report under the subcaptions "Capital Structure," "Financing Program of Energy Group and Its Subsidiaries," and "Short-Term Debt" under the caption "Capital Resources and Liquidity." For a discussion of short-term borrowing, capitalization, and long-term debt, see Notes 7, 8, and 9, respectively. For information concerning revenues, certain expenses, earnings per share, and information regarding assets for Central Hudson's electric and natural gas segments, and the competitive business subsidiaries' segments, see Note 14 - "Segments and Related Information."

SUBSIDIARIES OF ENERGY GROUP

CENTRAL HUDSON

      Central Hudson is a New York natural gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities that had been accumulated under one management during the previous 26 years. Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas in portions of New York State. Central Hudson also generates a small portion of its electricity requirements.

      Central Hudson has, with minor exceptions, valid, non-exclusive franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west of the Hudson River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the city of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 672,800. Electric service is available throughout the territory and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York, and in certain outlying and intervening territories.

      Central Hudson's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

      The competitive marketplace continues to develop for electric and natural gas utilities, and Central Hudson electric and natural gas customers may purchase energy and related services from other sources.

      The number of Central Hudson employees at December 31, 2003, was 868.

      Sales of Major Generating Assets

      For information with respect to the sales of Central Hudson's interests in the Danskammer Point Steam Electric Generating Station ("Danskammer Plant"), the Roseton Electric Generating Plant ("Roseton Plant"), and Unit No. 2 of the Nine Mile Point Nuclear Generating Station ("Nine Mile 2 Plant") during 2001, see the caption "Sales of Major Generating Assets" in Note 2 - "Regulatory Matters." The Danskammer Plant, the Roseton Plant, and the Nine Mile 2 Plant are collectively referred to herein as the "major generating assets."

      Regulation

      Central Hudson is subject to regulation by the PSC regarding, among other things, services rendered (including the rates charged), major transmission facility siting, accounting procedures, and issuance of securities. For certain restrictions on Central Hudson's activities imposed by the Agreement, see Note 2
- "Regulatory Matters" under the caption "Competitive Opportunities Proceeding Settlement Agreement."

      Certain activities of Central Hudson, including accounting and the acquisition and disposition of property, are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Federal Power Act.

      Central Hudson is not subject to the provisions of the Natural Gas Act.

      With the exception of the Groveville Hydroelectric Facility in Beacon, New York, Central Hudson's hydroelectric facilities are not required to be licensed under the Federal Power Act. The Groveville Hydroelectric Facility is subject to an Emergency Action Plan approved by the FERC.

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

      Central Hudson's present retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers. During 2003, the average price of electricity, for full service customers was 8.83 cents per kilowatt-hour ("kWh") as compared to an average of
7.89 cents per kWh for 2002. The average delivery price for 2003 was 2.16 cents per kWh and 2.62 cents per kWh for 2002.

      Rate Proceedings - Electric and Natural Gas: For information regarding Central Hudson's most recent electric and natural gas proceedings filed with the PSC, see Note 2 under the caption "Rate Proceedings - Electric and Natural Gas."

      Cost Adjustment Clauses: For information regarding Central Hudson's electric and natural gas cost adjustment clauses, see Note 1 - "Summary of Significant Accounting Policies," under the caption "Rates, Revenues and Cost Adjustment Clauses."

      Construction Program and Financing

      For estimates of 2004 construction expenditures and internal funds available for Central Hudson, see the subcaption "Construction Program - Central Hudson" in Item 7 of this 10-K Annual Report under the caption "Capital Resources and Liquidity."

      Central Hudson's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, preferred stock or unsecured short-term debt.

      Central Hudson has in place a $75 million credit facility which limits the amount of additional funded indebtedness Central Hudson may incur. Central Hudson believes these limitations will not impair its ability to issue any or all of the debt described under the subcaption "Financing Program of Energy Group and Its Subsidiaries" in Item 7 of this 10-K Annual Report under the caption "Capital Resources and Liquidity."

      Purchased Power and Generation Costs

      For the 12-month period ended December 31, 2003, the sources and related costs of purchased electricity and generation for Central Hudson were as follows:

                                        Aggregate
      Sources of                       Percentage of              Costs in 2003
      Generation                     Energy Requirements              ($000)
      ----------                     -------------------          -------------

      Purchased Electricity               96.3%                      $260,514
      Hydroelectric and Other              3.7%                           841
                                         ------
                                         100.0%
                                         ======

      Deferred Electricity Cost                                         7,402
                                                                     --------
                Total                                                $268,757
                                                                     ========

      Other Central Hudson Matters

      Labor Relations: Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers for its 577 unionized employees, representing construction and maintenance employees, customer representatives, service workers, and clerical employees (excluding persons in managerial, professional, or supervisory positions). This agreement became effective on May 1, 2003, and remains effective through April 30, 2008. It provides for an average annual general wage increase of 3.5% and certain additional fringe benefits.

      Subsidiary of Central Hudson - Phoenix Development Company, Inc.: Phoenix, a New York corporation, is a wholly owned subsidiary of Central Hudson. Phoenix was incorporated in 1950 to hold or lease real property for future use by Central Hudson and to participate in energy-related ventures. Currently, Phoenix's assets are not significant.

      COMPETITIVE BUSINESS SUBSIDIARIES

      As of December 31, 2002, the effective date of the restructuring described under the caption "Corporate Structure" of this Item 1, CHEC became the holding company parent of the competitive business subsidiaries.

      CHEC and its Subsidiaries

      Central Hudson Enterprises Corporation: CHEC, a New York corporation, is a wholly owned subsidiary of Energy Group. CHEC has been engaged in the business of marketing electricity, natural gas, petroleum products, and related services to retail and wholesale customers; conducting energy audits; and providing services including, but not limited to, the design, financing, installation and maintenance of energy conservation measures and generation systems for private businesses, institutions, and government entities. CHEC has also participated in cogeneration, small hydroelectric, alternate fuel, and energy production projects in Connecticut, New Jersey, New Hampshire, and New York.

      Griffith Energy Services, Inc.: Griffith, a New York corporation, is a wholly owned subsidiary of CHEC. Griffith is an energy services company engaged in the distribution of heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning ("HVAC") equipment in Virginia, West Virginia, Maryland, Delaware, Pennsylvania, and in Washington, D.C. Since being acquired by CHEC in November 2000, Griffith has acquired assets of ten regional fuel oil, propane, and related services companies.

      SCASCO, Inc.: SCASCO, a Connecticut corporation, is a wholly owned subsidiary of CHEC. SCASCO is an energy services company engaged in the distribution of heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of electrical services and HVAC equipment in the states of Connecticut, Massachusetts, and New York. On October 31, 2003, SCASCO completed the sale of certain assets and liabilities of its natural gas unit. See Note 5 - "Acquisitions, Divestitures and Discontinued Operations."

Environmental Quality Regulation

      Central Hudson and certain of the competitive business subsidiaries are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, noise, hazardous wastes, toxic substances, protection of vegetation and wildlife, and limitations on land use. Environmental matters may expose both Central Hudson and these competitive business subsidiaries to potential liability that, in certain instances, may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred. Central Hudson and the competitive business subsidiaries monitor their activities in order to determine the impact of their activities on the environment and to comply with applicable environmental laws and regulations.

      The principal environmental areas to which Central Hudson and certain of the competitive business subsidiaries are subject are generally as follows:

      Air: Central Hudson's South Cairo and Coxsackie combustion turbines are subject to the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"), which address attainment and maintenance of national air quality standards, including control of particulate emissions from fossil-fueled electric generating plants and emissions that affect "acid rain" and ozone. Both of the facilities complied with the Clean Air Act Amendments during 2003. See Note 13 - "Commitments and Contingencies," under the caption "Environmental Matters" regarding the investigation by the U. S. Environmental Protection Agency ("EPA") into the compliance of electric generating plants formerly owned by Central Hudson.

      Water: Central Hudson and certain of the competitive business subsidiaries are required to comply with applicable federal and state laws and regulations governing the discharge of pollutants into waterways and ground water.

      The discharge of any pollutants into waters of the United States is prohibited except in compliance with a permit issued by the EPA under the National Pollutant Discharge Elimination System ("NPDES") established under the Clean Water Act. Likewise, under the New York Environmental Conservation Law, pollutants cannot be discharged into state waters without a

State Pollutant Discharge Elimination System ("SPDES") permit, issued with regard to activities in New York by the New York State Department of Environmental Conservation ("DEC") and for activities in other states by the relevant state's environmental regulatory agency. Issuance of a SPDES permit satisfies the NPDES permit requirement.

      Central Hudson has SPDES permits for its Eltings Corners maintenance and warehouse facility and for its Rifton Recreation and Training Center, both in New York. No other SPDES permits are required for Central Hudson's operations. Griffith has SPDES permits for its Frederick Bulk Plant, its Westminster Bulk Plant, its S. L. Bare Bulk Plant, its R. S. Leitch Bulk Plant, and its Cheverly, Maryland office. Griffith also has storm water discharge permits for its Charlestown, West Virginia bulk storage plant and its Martinsburg, West Virginia bulk storage plant. SCASCO does not require SPDES permits for its operations.

      See Note 13 under the caption "Environmental Matters" regarding Central Hudson's application to the DEC for a SPDES permit for its Neversink Hydroelectric Station.

      Toxic Substances and Hazardous Wastes: Central Hudson and certain of the competitive business subsidiaries are subject to federal and state laws and regulations relating to the use, handling, storage, treatment, transportation, and disposal of industrial, hazardous, and toxic wastes. See Note 13 - "Commitments and Contingencies," under the caption "Environmental Matters" regarding, among other things, former manufactured gas plants, the Orange County Landfill, and Consolidated Iron Works.

      Other: Central Hudson expenditures attributable, in whole or in substantial part, to environmental considerations totaled $4.4 million in 2003, of which approximately $2.0 million was capitalized and $2.4 million was charged to expense. It is estimated that these expenditures will total approximately $4.5 million in 2004.

      Expenditures attributable, in whole or in substantial part, to environmental considerations for the competitive business subsidiaries totaled $169,000 in 2003, all of which was applied to capital projects. It is estimated that these expenditures will total less than $50,000 in 2004.

      Regarding environmental matters, except as described in Note 13 - "Commitments and Contingencies," under the subcaption "Environmental Matters," neither Energy Group, Central Hudson, nor the competitive business subsidiaries are involved as defendants in any material litigation, administrative proceeding, or investigation and, to the best of their knowledge, no such matters are threatened against any of them.

AVAILABLE INFORMATION

      Energy Group files annual, quarterly, and special reports, proxy statements, and other information with the SEC. Central Hudson files annual, quarterly, and special reports and other information with the SEC. The public may read and copy any documents each company files at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC's Internet website at http://www.sec.gov.

      Energy Group makes available free of charge on or through its Internet website at www.chenergygroup.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Energy Group's governance guidelines, Code of Business Conduct and Ethics and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on Energy Group's Internet site at www.chenergygroup.com. The governance guidelines, the Code of Business Conduct and Ethics, and the charters may be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4879.

Executive Officers

      All executive officers of Energy Group are elected or appointed annually by its Board of Directors. There are no family relationships among any of the executive officers of Energy Group or its subsidiaries. The names of the current executive officers of Energy Group, their positions held and business experience during the past five years and ages (at December 31, 2003) are as follows:

   Executive                            Age               Current and Prior Positions                             Date Commenced
-----------------------------------------------------------------------------------------------------------------------------------
Executive Officers of Energy Group
Paul J. Ganci(1)                         65     Director, Chairman of the Board (a) (b) (c)                       July 1, 2003
                                                Director, Chairman of the Board, President, and Chief
                                                 Executive Officer (c)                                            April 2002
                                                Chairman of the Board and Chief Executive Officer (a) (b) (c)     November 2000
                                                Director, Chairman of the Board, President and Chief
                                                 Executive Officer (a) (b) (c)                                    November 1999
                                                Chairman of the Board and Chief Executive Officer (a)             April 1999
                                                President and Chief Executive Officer (a)                         August 1998
                                                Director (a)                                                      January 1989

Steven V. Lant (1)                       46     Director, President, and Chief Executive Officer (b) (c)          July 1, 2003
                                                Director and Chief Executive Officer (a)                          July 1, 2003
                                                Director, Chief Operating Officer (c)                             February 2002
                                                 and Chief Financial Officer (a) (b) (c)                          June 2001
                                                Director (a) (b)                                                  December 1999
                                                Chief Financial Officer and Treasurer (a) (b)                     November 1999
                                                Chief Financial Officer, Treasurer and Corporate Secretary (a)    November 1998

Carl E. Meyer (2)                        56     Director, President and Chief Operating Officer (a)               December 1999
                                                Executive Vice President (c)                                      November 1999
                                                President and Chief Operating Officer (a)                         April 1999
                                                Executive Vice President (a)                                      April 1998

                                              Age at
Executive                                    12/31/03   Current and Prior Positions                                   Date Commenced
------------------------------------------------------------------------------------------------------------------------------------
Executive Officers of Energy Group (Cont'd)
Arthur R. Upright(2)                            60      Director(a)                                                   December 1999
                                                        Director(b)                                                   November 1999
                                                        Senior Vice President(a) (c)                                  November 1999
                                                        Senior Vice President - Regulatory Affairs, Financial
                                                          Planning & Accounting(a)                                    November 1998

Joseph J. DeVirgilio, Jr.(1)                    52      Executive Vice President(b)                                   January 2003
                                                        Senior Vice President(a) (b) (c)                              October 2002
                                                        Senior Vice President(a)                                      November 1998

Christopher M. Capone (1)                       41      Chief Financial Officer and Treasurer (a) (b) (c)             September 2003
                                                        Treasurer (a) (c)                                             April 2003
                                                        Managing Director, Furman Selz / ING                          March 2002
                                                        Treasurer(a) (b) (c)                                          June 2001
                                                        Assistant Treasurer - Investor Relations(a) (c)               March 2000
                                                        Vice President/Division Head, Personal Fixed
                                                          Income Division, Bank of New York                           December 1998

Donna S. Doyle(2)                               55      Director(b)                                                   June 2002
                                                        Vice President - Accounting and Controller(a) (c)             November 1999
                                                        Controller(a)                                                 April 1995

Denise D. VanBuren(2)                           42      Vice President - Corporate Communications and Community
                                                          Relations(a) (c)                                            November 2000
                                                        Assistant Vice President - Corporate Communications(a)        November 1999
                                                        Manager - Corporate Communications(a)                         October 1998

Lincoln E. Bleveans (1)                         36      Secretary and Assistant Treasurer (a) (c)                     January 2003
                                                        Secretary (b)                                                 January 2003
                                                        Vice President - Greene Point                                 September 2000
                                                        Senior Director - Structured Investments, Dynegy
                                                         Marketing and Trade, Inc.                                    February 2000
                                                        Managing Director - Development, Illinova Generating Company  December 1998

(1)   Executive is an officer of Energy Group, Central Hudson, and CHEC.

(2)   Executive is an officer of Energy Group and Central Hudson.

(a)   For Central Hudson

(b)   For CHEC

(c)   For Energy Group

ITEM 2 - PROPERTIES

      Energy Group has no significant properties other than those of Central Hudson and the competitive business subsidiaries.

CENTRAL HUDSON

      Electric: Central Hudson owns electric generating facilities (described in the table below) and substations having an aggregate transformer capacity of
4.47 million kilovolt amps. Central Hudson's electric transmission system consists of 586 pole miles of line and the electric distribution system consists of 7,679 pole miles of overhead lines and 1,124 trench miles of underground lines.

      The aggregate net capability of Central Hudson's electric generating plants as of December 31, 2003, the net output of each plant for the year ended December 31, 2003, and the year each plant was placed in service or rehabilitated are as set forth below:

                                                                               MW*              2003 Unit
Electric                                      Year Placed                 Net Capability        Net Output
Generating                                     In Service/           (2003)      (2002-2003)    Megawatthour
Plant              Type of Fuel               Rehabilitated          Summer        Winter         ("MWh")
------------       ------------               -------------          ------      -----------    ------------
Neversink**        Water                           1953               20.5          20.0            62,835
Hydro Station

Dashville          Water                           1920                5.3           5.5            24,630
Hydro Station

Sturgeon Pool      Water                           1924               15.8          15.5            84,131
Hydro Station

High Falls         Water                           1986                3.3           3.0            11,427
Hydro Station

Coxsackie Gas      Kerosene or                     1969               19.6          24.4             1,232
Turbine ("GT")     Natural Gas

So. Cairo GT       Kerosene                        1970               15.6          22.4             2,411

Groveville
Hydro Station      Water                           2000                0.8           0.8             2,020
                                                                      ----          ----           -------
                                        Total                         80.9          91.6           188,686
                                                                      ====          ====           =======

* Reflects maximum one-hour net capability of Central Hudson's electric generating plants and therefore does not include firm purchases or sales.

** Central Hudson's ownership interest in the Neversink Hydro Station ("Neversink") is governed by an agreement between Central Hudson and the New York City ("NYC") Board of Water Supply ("BWS") dated April 21, 1948. This agreement provides for the transfer of Central Hudson's ownership interest in Neversink, which has a book value of zero, to the BWS on December 31, 2003. The parties are discussing the transfer of Central Hudson's ownership interest in Neversink and are negotiating the terms of an interim agreement with respect to the ownership and operation of Neversink subsequent to December 31, 2003. There can be no assurance that such an agreement will be reached.

      Load and Capacity: Central Hudson's maximum one-hour demand within its own territory for the year ended December 31, 2003, occurred on June 26, 2003, and amounted to 1,078 megawatts ("MW"). Central Hudson's maximum one-hour demand within its own territory for that part of the 2003-2004 winter capability period through January 31, 2004, occurred on January 15, 2004, and amounted to 974 MW.

      As a result of the sales of Central Hudson's interests in its major generating assets in 2001, Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from third-party providers to meet the demands of its full service customers. To partially supply its full service customers, Central Hudson entered into a transition power agreement with an affiliate of Dynegy Power Corporation, Inc. ("Dynegy") for the period from January 30, 2001, to and including October 31, 2003, for the purchase of capacity and energy. Central Hudson exercised its option to extend this contract to and including October 31, 2004. This contract is "financially firm" in that Dynegy is required to supply electricity under the terms of the contract regardless of the operational status of its Danskammer Plant and its Roseton Plant, both sold by Central Hudson to Dynegy in 2001. For more information, see
Note 2 - "Regulatory Matters."

      Central Hudson also entered into an agreement with Constellation, Inc. ("Constellation") to purchase capacity and energy from the Nine Mile 2 Plant for a ten-year period beginning November 7, 2001, and ending November 30, 2011. The agreement is "unit contingent" in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Central Hudson sold its interest in the Nine Mile 2 Plant to Constellation in 2001.

      In the case of both contracts, capacity and energy will be purchased at defined prices that escalate over the lives of the respective contracts.

      On November 12, 2002, Central Hudson entered into agreements with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase energy (but not capacity) on a unit contingent basis at defined prices for a period from January 1, 2005, to and including December 31, 2007. On April 23, 2003, Central Hudson entered into an agreement with Entergy Nuclear Fitzpatrick LLC to purchase energy (but not capacity) on a unit contingent basis at defined prices from January 1, 2004, to and including December 31, 2004.

      The following table compares required capacity with currently existing resources of Central Hudson by summer and winter capability periods for 2004 and 2005. Central Hudson intends to eliminate any capacity shortfalls through additional purchases.

                             Forecasted        UCAP
                                Peak -         Reqmts.      Available          Excess of
                                Total         for Peak        UCAP             UCAP Over
                               Delivery         Loads       Capacity           NYISO (6)
             Capability       Rqts. (MW)        (MW)           (MW)               Rqts.
               Period            (1)           (2) (3)       (4) (5)       (MW)(3)    Percent (3)
             -----------     -----------     ----------    ----------     ----------  -----------
2004           Summer          1,140.1          1,101         1,105            4          .01%
2004-5         Winter            974            1,101           543         (558)       (50.7%)

(1) Total delivery requirements include requirements for both full service (delivery and energy) and retail access (delivery only) customers.

(2) Unforced capacity ("UCAP") is generation capacity adjusted for forced outages. Summer period UCAP requirements carry over to the following winter period.

(3)   Based on full service requirements.

(4) Owned capacity of 23.9 MW plus firm contract capacity of 18 MW as of January 31, 2004, for the summer 2004 period.

(5) Owned capacity of 68.7 MW plus firm contract capacity of 18 MW as of January 31, 2004, for the winter 2004-2005 period.

(6) "NYISO" is the New York Independent System Operator, which oversees the bulk electricity transmission system in New York State.

      Natural Gas: Central Hudson's natural gas system consists of 161 miles of transmission pipelines and 1,051 miles of distribution pipelines.

      For the year ended December 31, 2003, the total amount of natural gas purchased by Central Hudson from all sources was 11,081,776 thousand cubic feet ("Mcf").

      Central Hudson also owns two propane-air mixing facilities for emergency and peak-shaving purposes, one located in Poughkeepsie, New York, and the other in Newburgh, New York. These facilities, in aggregate, are capable of supplying 8,000 Mcf per day with propane storage capability adequate to provide maximum facility output for up to three consecutive days.

      The peak daily demand for natural gas of Central Hudson's customers for the year ended December 31, 2003, and for that part of the 2003-2004 heating season through January 31, 2004, occurred on January 15, 2004, and amounted to 123,918 Mcf Central Hudson's firm peak day natural gas capability in the 2003-2004 heating season was 122,033 Mcf, which excludes approximately 15,000 Mcf of transport customer deliveries.

      Other Central Hudson Matters: Central Hudson's electric generating plants and important property units are generally held by it in fee simple, except certain rights-of-way and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights. Certain of the Central Hudson properties are subject to rights-of-way and easements that do not interfere with Central Hudson's operations. In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed, and the remaining interest is owned by various telecommunications companies. In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contract.

      All of the physical properties of Central Hudson, other than property such as material and supplies and Central Hudson franchises, are from time to time subject to liens for current taxes and assessments which Central Hudson pays regularly and when due.

      During the three-year period ended December 31, 2003, Central Hudson made gross property additions of $179.7 million and property retirements and adjustments of $802.7 million, resulting in a net decrease (including Construction Work in Progress) in utility plant of $623.0 million, or 38%. This reduction is due to the sale of Central Hudson's interests in its major generating assets.

CHEC

Griffith

      As of December 31, 2003, Griffith owned or leased several office and bulk storage locations. These locations are located throughout Maryland, Delaware, Virginia, West Virginia and Pennsylvania. Bulk storage tanks have typical capacities from 106,000 gallons up to in excess of 1.2 million gallons. Griffith leases its corporate headquarters in Cheverly, Maryland.

SCASCO

      As of December 31, 2003, SCASCO owned or leased several office, warehouse and bulk storage facilities located throughout Connecticut. The bulk storage tanks have typical capacities of between 107,000 and 400,000 gallons. SCASCO owns its corporate headquarters in Winsted, Connecticut.

ITEM 3 - LEGAL PROCEEDINGS

      For a discussion of certain legal proceedings and certain administrative matters involving Central Hudson and the competitive business subsidiaries, see
Note 13 - "Commitments and Contingencies," which discussion is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5 - MARKET FOR ENERGY GROUP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      For information regarding the market for Energy Group's Common Stock and related stockholder matters, see Item 7 of this 10-K Annual Report under the captions "Capital Resources and Liquidity - Financing Program of Energy Group and Its Subsidiaries" and "Common Stock Dividends and Price Ranges" and Note 8 - "Capitalization."

      Under applicable statutes and their respective Certificates of Incorporation, Energy Group may pay dividends on shares of its common stock and Central Hudson may pay dividends on its common stock and its preferred stock, in each case only out of surplus.

ITEM 6 - SELECTED FINANCIAL DATA OF ENERGY GROUP AND ITS SUBSIDIARIES

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (ENERGY GROUP)
(In Thousands)

                                                          2003         2002        2001        2000          1999**
                                                          ----         ----        ----        ----          ----
Operating Revenues
 Electric ..........................................   $ 457,395    $ 427,978    $428,346   $ 531,732      $ 427,729
 Natural gas .......................................     123,306      105,343     110,296     105,353         93,099
 Competitive business subsidiaries .................     225,983      162,520     192,061     111,027         45,157
                                                       ---------    ---------    --------   ---------      ---------
    Total ..........................................     806,684      695,841     730,703     748,112        565,985
                                                       ---------    ---------    --------   ---------      ---------
Operating Expenses
 Operations ........................................     664,816      562,322     573,178     526,816        354,940
 Depreciation and amortization .....................      33,611       31,230      35,637      51,453         48,246
 Taxes other than income tax .......................      31,956       38,606      50,402      54,151         64,510
 Federal and State income tax ......................      27,279       20,746      17,779      37,229         27,772
                                                       ---------    ---------    --------   ---------      ---------
    Total ..........................................     757,662      652,904     676,996     669,649        495,468
                                                       ---------    ---------    --------   ---------      ---------
Operating Income ...................................      49,022       42,937      53,707      78,463         70,517
                                                       ---------    ---------    --------   ---------      ---------
Other Income
 Allowance for equity funds used during construction         436          591         429          --             --
 Federal and State income tax ......................      (3,156)      (1,548)     21,117        (986)          (371)
 Other - net .......................................      21,035       21,249       8,337      10,626         12,051
                                                       ---------    ---------    --------   ---------      ---------
    Total ..........................................      18,315       20,292      29,883       9,640         11,680
                                                       ---------    ---------    --------   ---------      ---------
Income before Interest and Other Charges ...........      67,337       63,229      83,590      88,103         82,197
Interest Charges ...................................      21,965       24,615      29,525      33,900         30,394
Preferred Stock Dividends of Central Hudson ........       1,387        2,161       3,230       3,230          3,230
                                                       ---------    ---------    --------   ---------      ---------
Net income from continuing operations ..............      43,985       36,453      50,835      50,973         48,573
Net Gain on Discontinued Operations ................          --        4,828          --          --             --
                                                       ---------    ---------    --------   ---------      ---------

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (ENERGY GROUP CONT'D)
(In Thousands)

                                                    2003         2002         2001         2000            1999**
                                                    ----         ----         ----         ----            ------
Net Income ..................................   $   43,985   $   41,281   $   50,835   $   50,973     $    48,573
Dividends Declared on Common Stock ..........       34,093       35,095       35,342       35,945          36,422
                                                ----------   ----------   ----------   ----------     -----------
Amount Retained in the Business .............        9,892        6,186       15,493       15,028          12,151
Common Stock Retirement .....................           --           --           --           --         (12,642)
Retained Earnings - beginning of year .......      169,503      163,317      147,824      132,796         133,287
                                                ----------   ----------   ----------   ----------     -----------
Retained Earnings - end of year .............   $  179,395   $  169,503   $  163,317   $  147,824     $   132,796
                                                ==========   ==========   ==========   ==========     ===========

Common Stock
 Average shares outstanding - basic (000's) .       15,831       16,302       16,362       16,716          16,862
 Average shares outstanding - diluted (000's)       15,835       16,316       16,370       16,725          16,862
 Earnings per share on average shares
  outstanding - basic .......................   $     2.78   $     2.53   $     3.11   $     3.05     $      2.88
 Earnings per share on average shares
  outstanding - diluted .....................   $     2.77   $     2.51   $     3.09   $     3.04     $      2.88
 Dividends declared per share ...............   $     2.16   $     2.16   $     2.16   $     2.16     $      2.16
 Book value per share (at year-end) .........   $    30.80   $    30.31   $    30.33   $    29.38     $     28.80

Total Assets (000's) ........................   $1,300,492   $1,282,907   $1,257,298   $1,593,373     $ 1,393,499
Long-term Debt (000's) ......................      278,880      269,877      216,124      320,370         335,451
Cumulative Preferred Stock (000's) ..........       21,030       33,530       56,030       56,030          56,030
Common Equity (000's) .......................      485,424      486,915      496,309      480,742         484,406

* For additional information related to the impact of acquisitions and dispositions on the above, this summary should be read in conjunction with
      Item 7 - "Management Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 - Note 6 "Acquisitions, Divestitures and Discontinued Operations" in each case of this 10-K Annual Report.

** Holding company was formed December 1999; 1999 has therefore been reclassified to reflect fully consolidated results for comparative purposes.

      Certain 1999-2002 amounts reclassified for comparative purposes.

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CENTRAL HUDSON)
(In Thousands)

                                    2003         2002         2001         2000         1999
                                    ----         ----         ----         ----         ----
Operating Revenues
 Electric ....................   $ 457,395    $ 427,978    $ 428,346    $ 531,732    $ 427,729
 Natural gas .................     123,306      105,343      110,296      105,353       93,099
                                 ---------    ---------    ---------    ---------    ---------
   Total .....................     580,701      533,321      538,642      637,085      520,828
                                 ---------    ---------    ---------    ---------    ---------
Operating Expenses
 Operations ..................     452,314      406,705      394,581      423,545      311,165
 Depreciation and amortization      27,275       25,350       26,813       47,914       46,913
 Taxes, other than income tax       31,725       38,396       50,170       53,993       63,986
 Federal and State income tax       25,478       21,056       17,743       36,374       27,852
                                 ---------    ---------    ---------    ---------    ---------

   Total .....................     536,792      491,507      489,307      561,826      449,916
                                 ---------    ---------    ---------    ---------    ---------

Operating Income .............      43,909       41,814       49,335       75,259       70,912
                                 ---------    ---------    ---------    ---------    ---------

Other Income
 Allowance for equity funds
  used during construction ...         436          591          429           --           --
 Federal and State income tax       (1,503)        (634)      25,380         (776)        (292)
 Other - net .................      17,998       15,481       (2,458)       8,960       10,875
                                 ---------    ---------    ---------    ---------    ---------
   Total .....................      16,931       15,438       23,351        8,184       10,583
                                 ---------    ---------    ---------    ---------    ---------

Income before Interest Charges      60,840       57,252       72,686       83,443       81,495
Interest Charges .............      21,965       24,728       28,508       30,848       29,614
                                 ---------    ---------    ---------    ---------    ---------

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA,* (CENTRAL HUDSON CONT'D)
(In Thousands)

                                                  2003         2002        2001           2000           1999
                                                  ----         ----        ----           ----           ----
Net Income .................................   $   38,875   $   32,524   $  44,178    $    52,595    $    51,881

Dividends Declared on Cumulative Pref. Stock        1,387        2,161       3,230          3,230          3,230
                                               ----------   ----------   ---------    -----------    -----------

Income Available for Common Stock ..........       37,488       30,363      40,948         49,365         48,651
Dividend Declared on Common Stock ..........           --           --          --             --         27,317
Dividends Declared to Parent-Energy Group ..       34,162       30,000     145,642         27,600          7,000
                                               ----------   ----------   ---------    -----------    -----------
Amount Retained in the Business ............        3,326          363    (104,694)        21,765         14,334
Reverse Equity Transfer ....................           --           --          --         26,000             --
Common Stock Retirement ....................           --           --          --             --        (12,642)
Transfer of Competitive Business
 Subsidiaries to Energy Group ..............           --           --          --         (2,500)       (65,698)
Transfer of Property to Energy Group .......           --           --         (75)            --             --
Retained Earnings - beginning of year ......       10,140        9,777     114,546         69,281        133,287
                                               ----------   ----------   ---------    -----------    -----------
Retained Earnings - end of year ............   $   13,466   $   10,140   $   9,777    $   114,546    $    69,281
                                               ==========   ==========   =========    ===========    ===========

Total Assets ...............................   $1,043,375   $1,018,766   $ 983,359    $ 1,394,698    $ 1,316,990
Long-term Debt .............................      278,880      269,877     215,874        320,370        335,451
Cumulative Preferred Stock .................       21,030       33,530      56,030         56,030         56,030
Common Equity ..............................      267,796      264,143     263,277        466,230        420,891

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this 10-K Annual Report.

      Certain 1999-2002 amounts reclassified for comparative purposes.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of Energy Group and its subsidiaries over the past three years. The Consolidated Financial Statements and the Notes thereto contain additional data. For the twelve months ended December 31, 2003, 57% of Energy Group's operating revenues were derived from Central Hudson's electric service, 15% from Central Hudson's natural gas service, and 28% from the competitive business subsidiaries.

EXECUTIVE SUMMARY

      The past five years have been turbulent times for the electric and natural gas utility industries. Although there was some recovery in 2003, numerous utilities experienced declining credit quality, and many utility investors experienced large losses in the market value of their securities. Even today, there is uncertainty regarding the direction of deregulation and how regulators will respond to customer expectations for regulated utilities to deliver higher levels of reliability and customer service.

      From the very beginning of deregulation in 1999, Energy Group has remained focused on considering all options for sustaining and increasing shareholder value in today's fiercely competitive capital markets. In all of its endeavors, Energy Group is committed to maintaining strong credit quality by carefully assessing and managing risk.

      Although each succeeding year has been filled with surprises, Energy Group has stayed on a steady course and provided its shareholders with an attractive, total return, consisting of stock price appreciation and dividends paid. In fact:

   o Energy Group's total return during the last three years, a period of market instability, placed it in the top 36% of the Edison Electric Institute's Index of Electric Utilities.

   o Central Hudson's delivery prices for all classes of customers are the lowest in New York State, and household prices are at least 50% below the statewide average.

   o Electric service reliability has steadily improved, as has the number of highly satisfied customers.

   o  Energy Group's credit rating is among the highest in the industry.

A Strategic Assessment

      Energy Group and its stock have outperformed the industry by staying away from risky ventures and, when required to do so, responding incisively and decisively to changing markets. As a result, cash of $100 million and borrowing capacity of at least another $125 million is available to deploy in businesses that will increase shareholder value over time.

      As reported at the Annual Shareholders Meeting in April 2003, major planning initiatives are being undertaken on three fronts to grow earnings, to increase cash flow, and to maintain the dividend at the current level in the foreseeable future.

            o First, management is seeking to utilize available cash reserves and debt capacity to selectively acquire electric generating and/or natural gas pipeline assets and passive investments that meet its criteria for profitability, risk, and diversification.

            o Secondly, the goal is to grow earnings internally at Energy Group's fuel oil delivery companies, Griffith and SCASCO, by expanding profitable product lines. At Central Hudson, increased revenues, which are tied to the growing economy of the region, will be fully taken advantage of.

            o Lastly, as has been done so effectively over the last five years, Energy Group will invest in technology, in improved internal processes, and in the training and development of its employees to continuously maintain competitive prices, higher profit margins, and customer satisfaction.

Central Hudson Gas & Electric Corporation -
 A Challenge to Invest to Meet Customer Expectations

      Central Hudson's contribution to earnings in 2003 totaled $2.37 per share, compared to $1.86 per share in 2002.

      The increased frequency and severity of storms in 2003 resulted in restoration expenses of $7.1 million, or 29 cents per share, which was twice the average of the last ten years. In each case, however, investments made in more-extensive tree trimming and the rebuilding of selected portions of the system reduced the impact and the duration of interruptions on Central Hudson's customers.

      Customer satisfaction increased in 2003 due largely to efforts to enhance reliability in those areas experiencing above-average interruptions; improved call center performance; and an increased awareness by Central Hudson's customers that, on average, households in New York State pay 75% more for electric delivery service than the prices paid by Central Hudson customers. An outage management system, which enables better predictability of restoration times during storms, has also been well received by customers, who are increasingly expressing their willingness to pay more to raise the standard of reliability.

      Importantly, the Hudson Valley is one of the fastest-growing regions in New York State, and it maintains an exceptionally favorable trend in employment. Population growth has been boosted by an ever-increasing migration of residential customers from the New York City metropolitan area. These new residents are attracted by the opportunities and desirable living choices in pleasant surroundings that are available in the Hudson River Valley within commuting distance of New York City.

      Central Hudson's extremely favorable electric delivery pricing is a competitive advantage, and one of the important amenities that attract high-tech business customers to locate in the region.

      The new computer-age electronic economy has dramatically increased customer expectations for higher levels of electric service reliability. The blackout of August 14, 2003, which affected 50 million people, further highlighted a compelling need to increase the capacity of the regional electric transmission grid.

      So far, Central Hudson's electric delivery system has met the challenge. During the last five years, Central Hudson has invested more than $193 million to upgrade and expand the wires, cables and systems that deliver electricity to its customers' homes and businesses. But, the system is being strained for one basic reason: The demands for service reliability and quality increase daily, as electronic devices proliferate in homes, hospitals, offices, security systems, and information networks - just to name a few.

      The standards of yesterday are simply not enough, as growing demands are placed on the electric delivery grid to meet the needs of an increasingly high-technology economy and lifestyle.

      In focused surveys, Central Hudson customers have expressed their willingness to pay more for enhanced reliability. Equally important, electric service reliability is an essential need for prospective high-technology customers who are considering expanding or locating their businesses in this region.

      Additional capital will be invested to meet the expectations of current and future customers for higher standards of reliability, provided that state and federal regulators provide Central Hudson with a reasonable opportunity to earn a competitive return on its investment.

      Clearly, investments made in the transmission and distribution wire networks that deliver electricity will benefit customers in three ways: First, they provide the capacity to meet the needs of a growing economy, secondly, they improve reliability. And, lastly, they are likely to stabilize supply prices of electricity by reinforcing the transmission lines that connect this region to the lower-cost sources of electricity in upstate New York, as well as neighboring power regions in the United States and Canada.

Central Hudson Enterprises Corporation  - Restructured

      CHEC, Energy Group's competitive business subsidiary, was restructured to focus on delivery of fuel oil, propane and related services to its 85,000 retail customers in the Baltimore/Washington, D.C. metro area and in southern New England.

      In 2003, earnings from fuel delivery and services were 18 cents per share, compared to 4 cents per share in 2002.

      As part of the restructuring, expenses were reduced through consolidation, process redesign, and more effective fuel purchases. Product and service offerings are also being reevaluated to create increased margin and customer value parameters that all brands must meet in their respective markets. Business lines and service locations that do not meet these thresholds will be reformed, consolidated, or shut down.

      As CHEC increases its effectiveness in its markets, consideration will be given to acquisitions that can be consolidated into CHEC's existing structure. By 2006, the goal is to achieve a return on shareholder equity of 10% or more, compared to the current 5.3%.

COMPETITION/DEREGULATION

Holding Company

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

CHEC's Business Plan

      CHEC's primary focus is fuel distribution and related services, and CHEC expects such focus to continue. CHEC's fuel distribution subsidiaries, Griffith and SCASCO, continue to explore opportunities to expand through both internal growth and acquisitions, depending on financial performance and opportunities available. There can be no assurance that such expansion opportunities will exist, or if consummated, that they will be profitable.

Competitive Opportunities Proceeding Settlement Agreement

      For a discussion of the Agreement approved by the PSC in its Competitive Opportunities Proceeding and a discussion of the impact of the Agreement on Energy Group's accounting policies, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2.

Sales of Major Generating Assets

      For information on the sales of Central Hudson's major generating assets in 2001, see Note 2 - "Regulatory Matters," under the caption "Sales of Major Generating Assets." For information on the sale of CH Resources in 2002, see
Note 5 - "Acquisitions, Divestitures, and Discontinued Operations."

FERC Restructuring and Independent System Operator

      For information with respect to the NYISO, the New York State Reliability Council ("Reliability Council"), and FERC rulings relating to electric industry restructuring, see Note 2 - "Regulatory Matters," under the caption "FERC Restructuring and Independent System Operator."

Rate Proceedings - Electric and Natural Gas

      For information regarding Central Hudson's most recent electric and natural gas rate filings and the Order of the PSC issued in the proceedings related to those filings, see Note 2 - "Regulatory Matters," under the caption "Rate Proceedings - Electric and Natural Gas."

RESULTS OF OPERATIONS

      The following discussion and analyses include explanations of significant changes in revenues and expenses between 2002 results and 2003 results and between 2001 results and 2002 results for both Energy Group and Central Hudson. Additional information relating to changes between these years is provided in the Notes.

Earnings

      Earnings per share (basic) of Energy Group's common stock are shown after provision for dividends on Central Hudson's preferred stock and are computed on the basis of the average number of common shares outstanding during the subject year. The number of average shares outstanding of Energy Group common stock, the earnings per share (basic), and the rate of return earned on average common equity are as follows:

                                       2003      2002      2001
                                       ----      ----      ----
Average shares outstanding (000) ..   15,831    16,302    16,362
Earnings per share (basic) ........   $ 2.78    $ 2.53    $ 3.11
Return earned on common equity ....      9.0%      8.2%     10.4%

      Consolidated basic earnings per share for Energy Group, were $2.78 for 2003 as compared to $2.53 in 2002, an increase of $.25 per share. The increase in earnings reflects a $.51 per share increase from Central Hudson operations due largely to increases in electric and natural gas net operating revenue, (net of the cost of purchased electricity, natural gas and revenue taxes); an increase in the amortization of shareholder benefits relating to the sale of Central Hudson's interests in its major generating assets; the favorable effect of the recording of regulatory carrying charges; a reduction of interest charges and preferred stock dividends; and the positive impact of Energy Group's repurchases of its common stock, further described in Note 8 - "Capitalization." The increase in net revenues results from an increase in sales due to the colder weather experienced in the early part of 2003 and customer growth, a reduction in shared earnings, and the recording of previously deferred electric and natural gas delivery revenues to income over the 12 months ended June 30, 2004. The increase in net revenues was partially offset by an increase in operating expenses, increased depreciation on utility plant assets, and the effect of non-recurring income recorded in 2002 from the sale of insurance stock. The stock was received due to the demutualization of certain insurance companies through which Central Hudson provided employee benefits.

      Earnings for CHEC decreased by $0.07 per share resulting largely from a $0.29 per share reduction relating to the net gain recorded in 2002 from the sale of CH Resources. The decrease in earnings was largely offset by an increase in earnings from operations due to increased fuel oil distribution sales attributable to the colder weather in 2003; and the acquisition of fuel oil distribution companies in the fourth quarter of 2002 and in January 2003; and increases in productivity and a related reduction in operating expenses. The earnings from Griffith and SCASCO increased from $.04 per share in 2002 to $.18 per share in 2003. A nominal gain on the sale of CHEC's natural gas business unit in October 2003 and the favorable impact of Energy Group's common stock repurchase program also partially offset the reduction in earnings.

      The increase in consolidated earnings was also partially offset by a $.19 per share reduction in earnings mainly from the liquidation of Energy Group's Investment Program by July 2003, and the absence of favorable state income tax adjustments recorded in 2002 related to the sale of the major generating assets that took place in 2001. Proceeds from the liquidation of approximately $90 million were reinvested in lower yield money market instruments with lower principal risk.

      Consolidated basic earnings per share decreased $0.58 per share in 2002 when compared to 2001. This decrease resulted largely from the effect of regulatory actions taken in 2001 in conjunction with the sale of Central Hudson's interests in its major generating assets. These actions included the recognition of tax benefits in 2001; a reduction in rate base related to the sale of Central Hudson's interests in these assets; and an after-tax contribution to Central Hudson's Customer Benefit Fund in 2001 (described in
Note 2 - "Regulatory Matters," under the captions "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings - Electric and Natural Gas"). The reduction in earnings also reflects a decrease in interest and investment income due to lower cash balances and rates of return; an increase in other operating expenses for Central Hudson, primarily storm restoration costs due to increased storm activity in 2002; and a decrease in Central Hudson's natural gas net operating revenues (net of the cost of natural gas and revenue taxes) resulting from lower sales due to milder weather.

      The reduction in earnings per share from 2001 to 2002 was partially offset by an increase in Central Hudson's electric net operating revenues (net of the cost of purchased electricity, fuel used in the generation of electricity, and revenue taxes); reductions in Central Hudson's interest charges and preferred stock dividends; and an enhancement in earnings from a non-recurring item recorded by Central Hudson. The increase in electric net operating revenues results primarily from increased sales, due in part to hotter weather during the summer months in 2002. Interest charges and preferred stock dividends were reduced due to the redemption or repurchase of various long-term debt and preferred stock issues in 2002 and 2001 using proceeds from the sale of Central Hudson's interests in its major generating assets. The non-recurring item is income that was recorded by Central Hudson in 2002 for the receipt and subsequent sale of stock related to the demutualization of certain insurance companies through which Central Hudson provided employee benefits.

      Energy Group's earnings in 2002 were also enhanced by an increase in earnings from CHEC, largely attributable to discontinued operations (described in Note 5 - "Acquisitions, Divestitures, and Discontinued Operations"). A net gain was realized for the May 2002 sale of CH Resources. This gain was partially offset by one-time charges related to restructuring certain energy efficiency contracts and lower earnings from sales by its fuel distribution subsidiaries due to milder weather.

Operating Revenues

      Total operating revenues of Energy Group increased $110.8 million, or 16%, in 2003 as compared to 2002, and decreased $34.9 million, or 5%, in 2002 as compared to 2001.

      See the table below for details of the variations:

                                                     Increase or (Decrease) from Prior Year
                           -------------------------------------------------------------------------------------------
                                               2003                                          2002
                           -------------------------------------------    --------------------------------------------
                           Electric       Gas       Other      Total      Electric       Gas       Other       Total
                           --------    --------    -------   ---------    --------    --------    --------    --------
Operating Revenues                                               (In Thousands)
Customer sales .........   $  2,342    $  2,465    $    --   $   4,807    $(50,483)   $(27,493)   $     --    $(77,976)
Sales to other utilities       (834)     (4,213)        --      (5,047)     (4,983)      3,855          --      (1,128)
Energy cost adjustment .     14,796      19,767         --      34,563      53,963      20,099          --      74,062
Deferred revenues ......     12,974         509         --      13,483       1,495      (1,395)         --         100
Miscellaneous ..........        139        (565)        --        (426)       (360)        (19)         --        (379)
                           --------    --------    -------   ---------    --------    --------    --------    --------
 Subtotal ..............     29,417      17,963         --      47,380        (368)     (4,953)         --      (5,321)
                           --------    --------    -------   ---------    --------    --------    --------    --------
Competitive business
 subsidiary sales ......         --          --     63,463      63,463          --          --     (29,541)    (29,541)
                           --------    --------    -------   ---------    --------    --------    --------    --------
    Total ..............   $ 29,417    $ 17,963    $63,463   $ 110,843    $   (368)   $ (4,953)   $(29,541)   $(34,862)
                           ========    ========    =======   =========    ========    ========    ========    ========

Sales - Central Hudson

      Central Hudson's revenues vary seasonally in response to weather. In particular, electric revenues peak in the summer while natural gas revenues peak in the winter.

      Utility sales of electricity to full service customers within Central Hudson's service territory, plus delivery of electricity supplied by others, increased 3% in 2003 as compared to 2002. Sales to residential customers increased 6%, sales to commercial customers increased 1% and sales to industrial customers increased 3%. The across-the-board increase in delivery sales was due largely to colder weather and a modest increase in the average number of residential and commercial customers. Billing heating degree-days were 17% higher than last year and 6% higher than normal.

      Utility sales of natural gas to firm Central Hudson customers, plus transportation of gas supplied by others, increased 19% in 2003 as compared to the prior year. Residential and commercial sales, primarily space heating sales, both increased by 21% due to the colder weather experienced in 2003 and modest growth in the average number of customers. Industrial sales, representing approximately 5% of total firm sales in 2003 and 6% in 2002, decreased slightly by 1%. Interruptible sales decreased 37% due to a reduction in the sale of natural gas for electric generation and to the curtailment of interruptible service to meet increased demand from firm customers.

      For 2002, sales of electricity to full service customers, plus delivery of electricity supplied by others, increased 4% as compared to 2001. Sales to residential customers increased 3% and sales to commercial customers increased 2% reflecting, in part, an increase in electricity usage due to hotter summer weather in 2002. Cooling degree-days in 2002 were 12% higher than in 2001. Sales to industrial customers increased 6%, reflecting, in substantial part, a significant increase in usage by a single large industrial customer.

      For 2002, sales of firm natural gas, plus transportation of natural gas supplied by others, decreased 5% as compared to the prior year. Residential sales decreased 7% while sales to commercial customers decreased 4%. Such sales, comprised largely of sales for heating, decreased primarily as a result of milder weather as billing heating degree-days in 2002 were 8% lower than in 2001. Industrial sales, representing approximately 6% of total firm sales in 2001 and 2002, decreased 10% while interruptible sales increased 20%.

      Changes in sales from the prior year by major customer classification, including interruptible natural gas sales, are set forth below. Also included are the changes related to electricity delivery.

                                     % Increase (Decrease) from Prior Year
                                 ----------------------------------------------
                                  Electric (MWh(1))      Natural Gas (Mcf.(2))
                                 -------------------     ----------------------
                                   2003       2002         2003          2002
                                   ----       ----         ----          ----
Residential ..................       6          3           21            (7)
Commercial ...................       1          2           21            (4)
Industrial ...................       3          6           (1)          (10)
Interruptible ................      N/A        N/A         (37)           20

(1)   "MWh" means megawatt-hour.

(2)   "Mcf" Means thousand cubic feet of natural gas.

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

      Earnings sharing formulas are currently effective for interruptible natural gas sales, natural gas capacity release transactions, natural gas reliability, electric service reliability, certain aspects of customer service and satisfaction, and certain aspects of market participant satisfaction.

      See Note 2 - "Regulatory Matters," under the caption "Rate Proceedings - Electric and Natural Gas" for a description of earnings sharing formulas approved by the PSC for Central Hudson.

      The net results of these and previous earnings sharing formulas also had the effect of increasing pretax earnings by $1.0 million, $0.1 million, and $0.2 million during 2003, 2002, and 2001, respectively, above the applicable sharing thresholds.

Sales and Revenues - Competitive Business Subsidiaries

Sales

      CHEC's sales of petroleum products increased by 27.0 million gallons, or 21%, to 153.9 million gallons in 2003 from 126.9 million gallons during 2002. This increase was primarily due to colder weather as evidenced by a 12% average increase in heating degree-days for 2003 as compared to 2002, and increased sales as a result of acquisitions made in the fourth quarter of 2002 and in January 2003.

      In 2003, CHEC's sales of natural gas decreased by approximately 424,000 Mcf, or 19%, to 1,841,000 Mcf, as compared to 2,265,000 Mcf in 2002. This decrease was primarily due to the sale of certain assets and liabilities of SCASCO's natural gas business unit on October 31, 2003.

      In 2002, sales of petroleum products increased by 4.8 million gallons, or 3.9%, to 126.9 million gallons from 122.1 million gallons in 2001. This increase was the result of acquisitions. In 2002, sales of natural gas increased by 400,000 Mcf, or 21.1%, to 2.3 million Mcf from 1.9 million Mcf in 2001. This increase was due to customer growth.

Revenues

      Total revenues net of weather derivative contracts increased $64.4 million from $161.6 million in 2002 to $226.0 million in 2003. Revenues from petroleum products increased by $64.0 million, or 49.3%, to $194.0 million from $130.0 million in 2002. This increase was the result of increased sales volumes as a result of acquisitions in the fourth quarter of 2002 and January 2003 and colder weather in 2003 as compared to 2002. In 2003, natural gas revenues increased by $2.2 million, or 19.1%, to $13.7 million from $11.5 million in 2002. This increase was due primarily to higher wholesale prices for natural gas in 2003. Partially offsetting the increase was a $2.1 million reduction in revenues from CHEC's retail electric program which CHEC terminated in 2002.

      Total revenues for CHEC decreased from $191.0 million in 2001 to $161.6 million in 2002. The reduction in revenues reflects, in substantial part, the impact of the sale of CH Resources, which was sold in May 2002. Revenues and expenses for CH Resources were eliminated from the results of continuing operations beginning December 2001 in accordance with accounting principles relating to discontinued operations. CH Resources' cumulative net operating loss and the gain on its sale are reported separately from the results of continuing operations in Energy Group's Consolidated Income Statement. The overall decrease in revenues was partially offset by revenues from increased sales of petroleum products due to acquisitions of fuel distribution businesses in the latter part of 2001.

      In 2002, revenues from petroleum products increased by $3.9 million, or 3.1%, to $130.0 million from $126.1 million in 2001. This increase was the result of increased sales volumes as a result of acquisitions. In 2002, natural gas revenues increased by $1.9 million, or 19.8%, to $11.5 million from $9.6 million in 2001. This increase was due to increased sales volume.

Operating Expenses - Central Hudson

      The most significant elements of Central Hudson's operating expenses are purchased electricity and purchased natural gas. In 2003, approximately 59% of every revenue dollar related to sales of electricity was expended for the combined cost of fuel used in electric generation and purchased electricity. The corresponding percentage for the cost of purchased natural gas related to sales of natural gas was 62%.

      Approximately 59% in 2002 and 52% in 2001 of every revenue dollar related to sales of electricity was expended for the combined cost of fuel used in electric generation and purchased electricity. The corresponding figures for the cost of purchased natural gas related to sales of natural gas were 59% and 57%, respectively.

      Central Hudson negotiated multi-year electricity purchase contracts with the new owners of the major generating assets it divested. These purchases are supplemented by purchases from the NYISO and other parties. For information regarding these electricity purchase contracts, see Item 2 of this 10-K Annual Report under the subcaption "Load and Capacity," Note 2 - "Regulatory Matters," under the caption "Sales of Major Generating Assets" and Note 3 - "Nine Mile 2 Plant."

      Total utility operating expenses increased $45.3 million, or 9.2%, from $491.5 million in 2002 to $536.8 million in 2003. Purchased electricity and purchased natural gas increased by a total of $30.7 million due primarily to increases in the wholesale cost of these commodities. The balance of operating expenses, including income taxes, increased $14.6 million, reflecting a significant increase in costs related to Central Hudson's Reliability and Economic Development programs that are funded by the Customer Benefit Fund (see
Note 2 - "Regulatory Matters" for discussion on Customer Benefit Fund). The rise in operating expenses also reflects increases in storm restoration and other electric distribution and maintenance costs, uncollectible accounts, property and other insurance costs, property taxes, and employee compensation and welfare costs.

      Operating expenses increased $2.2 million, or 0.4%, from $489.3 million in 2001 to $491.5 million in 2002. Purchased electricity and fuel used in electric generation increased by $28.3 million, primarily as a result of the sale of Central Hudson's interests in its major generating assets in January and November of 2001. Purchased electricity costs for 2002 reflect the purchase of substantially all of Central Hudson's energy requirements, compared to 79% of these requirements in 2001. The increase in electric sales also contributed to the increase in these costs. Partially offsetting the increase in operating expenses is the elimination of operating costs for Central Hudson's major generating assets and a reduction in purchased natural gas costs reflecting both lower commodity prices and a reduction in sales.

Operating Expenses - CHEC

      CHEC's operating expenses for 2003 increased $59.5 million, or 36.9%, from $161.4 million in 2002 to $220.9 million in 2003. Operating expenses are primarily the cost of petroleum and natural gas, which increased $53.9 million for 2003 compared to 2002, due primarily to higher sales by Griffith and SCASCO as a result of colder weather in the first quarter of 2003 and acquisitions made in the fourth quarter of 2002 and in January 2003. The cost of petroleum and natural gas also increased due to higher wholesale market prices. Other operating expenses increased primarily as a result of increased distribution costs and income taxes due to these increased sales and acquisitions.

      Operating expenses for CHEC decreased $26.3 million, from $187.7 million in 2001 to $161.4 million in 2002, largely as a result of the sale of CH Resources. This decrease was partially offset by increased operating expenses due to additional acquisitions of fuel oil distribution companies. The cost of purchased petroleum products increased by $3.0 million, or 3.3%, to $92.1 million from $89.1 million in 2001 from increased sales due to acquisitions of fuel oil distribution companies. The cost of natural gas increased by $1.8 million, or 21.2%, to $10.3 million from $8.5 million in 2001 due to an increase in sales.

Other Income

      Other Income for Energy Group for 2003 decreased $2.0 million due primarily to the liquidation of its Alternate Investment Program portfolio of securities by July 2003 and the reinvestment of approximately $90 million into lower yield, but lower risk, money market instruments. For discussion of the Alternate Investment Program, see "Financing Program of Energy Group and its Subsidiaries" in Item 6 of this 10-K Annual Report. The reduction is also attributable to favorable New York State income tax adjustments recorded in 2002.

      For Central Hudson, Other Income increased $1.5 million in 2003 mainly reflecting increases in the amortization of shareholder benefits relating to the sale of Central Hudson's interest in its major generating assets and the accrual of regulatory carrying charges on accumulated balances related to pension credits in customer rates. The increases were partially offset by a reduction in interest income resulting primarily from a decrease in temporary cash investments and the early settlement of a balance due to Central Hudson from the sale of its interest in the Nine Mile 2 Plant. Also offsetting the increase was the effect of non-recurring income recorded in 2002 that related to the sale of the stock of certain insurance companies through which Central Hudson provided employee benefits.

      Expiring Amortization: Under a prior PSC regulatory settlement related to the sales of Central Hudson's interests in its major generating assets, a portion of the gain recognized on the sales is being recorded as net income over a four-year period which commenced in 2001. Amounts recorded or to be recorded by year, net of tax, are as follows: 2001 - $3.2 million, 2002 - $2.9 million, 2003 - $5.9 million, and 2004 - $5.9 million. Energy Group is seeking to use its cash reserves and debt capacity to make investments with a view to produce new earnings intended to replace, in whole or in part, the income from the sales of Central Hudson's major generating assets. In this connection, Energy Group is actively seeking new energy-related investments that provide diversification and offer attractive returns with acceptable risks. Such opportunities may include, but are not limited to, currently operating assets that use proven technology and have a relatively stable customer base such as electric generating plants and natural gas pipelines, in either case with a significant portion of their output under long-term contract. Energy Group also may use its cash reserves to repurchase shares of its common stock. Such repurchases, depending on the number and average price of shares repurchased, could have the effect of offsetting a substantial portion of the earnings per share impact of the expiring amortization noted above.

      In 2003, Interest Charges and Preferred Stock Dividends for Energy Group and Central Hudson decreased $3.4 million and $3.5 million, respectively, due primarily to a decrease in regulatory carrying charges accrued on a declining Customer Benefit Fund balance and the redemption and repurchases of higher cost long-term debt and preferred stock issues by Central Hudson in 2002 and 2003.

      In 2002, Other Income for Central Hudson decreased $7.9 million as compared to 2001 primarily reflecting the net effect of favorable tax benefits related to the sale of Central Hudson's interests in its major generating assets and the after-tax contribution to Central Hudson's Customer Benefit Fund, both recorded in 2001. The reduction also reflects a decrease in interest and investment income.

      Other Income for Energy Group decreased $9.6 million in 2002 reflecting the above and an additional reduction in interest and investment income due primarily to lower balances available for investment.

      Interest Charges and Preferred Stock Dividends for Energy Group and Central Hudson decreased $6.0 million and $4.8 million, respectively, in 2002 due primarily to redemptions and repurchases of various long-term debt and preferred stock issues by Central Hudson in 2001 and 2002 utilizing proceeds from the sale of Central Hudson's interests in its major generating assets. The reduction of Energy Group's interest charges also reflects the repayment of debt in 2001.

      The following table sets forth some of the pertinent data on Energy Group's outstanding debt (unless noted otherwise, this debt relates to Central Hudson):

                                            2003        2002        2001
                                            ----        ----        ----
                                                   (In Thousands)
Long-Term Debt:
  Debt retired ........................   $ 15,000    $ 20,000    $147,630
  Outstanding at year-end:
   Amount (including current
    portion) ..........................   $293,880    $284,877    $235,874
   Estimated effective interest rate ..       3.91%       3.92%       4.64%
Short-Term Debt:
  Average daily amount
   outstanding ........................   $  7,151    $  1,534    $  1,922
  Weighted average interest rate ......       1.41%       2.15%       6.56%

      In 2001, Central Hudson redeemed, repurchased, or defeased a significant percentage of its long-term debt and experienced a reduction in interest expense and its effective interest rate.

      See Notes 7 - "Short-Term Borrowing Arrangements" and 9 - "Capitalization
- Long-Term Debt" for additional information on short-term and long-term debt of Energy Group and/or Central Hudson.

Nuclear Operations

      Nine Mile 2 Plant: For information regarding Central Hudson's sale of its 9% ownership interest in the Nine Mile 2 Plant on November 7, 2001, see Note 3.

      During 2001, Central Hudson's share of operating expenses, taxes, and depreciation pertaining to the operation of the Nine Mile 2 Plant were included in Energy Group's financial results. Under runs in costs of operations and maintenance expenses for the Nine Mile 2 Plant, compared to the amount allowed in rates, were deferred for the future benefit of customers. Carrying charges are being accrued on the regulatory liability balance. For further information regarding the deferred Nine Mile 2 Plant costs, see Note 2 - "Regulatory Matters."

Other Matters

      Changes in Accounting Standards: See Note 1 - "Summary of Significant Accounting Policies," under the caption "New Accounting Standards and Other FASB Projects" for discussion on other relevant Financial Accounting Standards Board ("FASB") proposals.

FINANCIAL INDICES - ENERGY GROUP

      Selected financial indices for the last five years are set forth in the following table:

                                                   2003     2002     2001(1)   2000     1999(2)
                                                   ----     ----     ----      ----     -----
Pretax coverage of total interest charges:
     Including Allowance for Funds Used During
           Construction ("AFDC") ...............   4.25x    3.38x    2.66x     3.37x    3.59x
     Excluding AFDC ............................   3.78x    3.10x    2.46x     3.11x    3.30x
     Funds from Operations .....................   5.24x    4.66x    3.99x     3.98x    4.34x

Pretax coverage of total interest
 charges and preferred stock dividends .........   3.90x    2.98x    2.41x     2.96x    3.09x

  Effective tax rate - federal .................    35.7%    36.1%    (6.7%)    36.6%    35.2%
  Effective tax rate - state ...................     4.4%     1.5%      .1%      4.8%      --%
                                                   -----    -----    -----     -----    -----
  Effective tax rate - combined ................    40.1%    37.6%    (6.6%)    41.4%    35.2%
                                                   =====    =====    =====     =====    =====

(1) The effective tax rate in 2001 consisted of a (6.7%) effective rate for federal income taxes and a 0.1% rate for state income taxes. The effective rate in 2001 was primarily due to the recognition of investment tax credits in the amount of $18.8 million upon the sale of Central Hudson's interests in its major generating assets and $2.3 million of tax-exempt interest income. The effective tax rates for 1999 reflect solely the effective tax rates for federal income tax. Prior to 2000, when the New York State tax law was changed, Central Hudson and other New York State utilities were not subject to an income-based state tax.

(2) Holding company restructuring became effective December 15, 1999, and 1999 indices were restated to reflect fully consolidated results for comparative purposes.

FINANCIAL INDICES - CENTRAL HUDSON GAS & ELECTRIC CORPORATION

      Selected financial indices for the last five years are set forth in the following table:

                                                2003     2002     2001(1)   2000     1999(2)
                                                ----     ----     ----      ----     ----
Pretax coverage of total interest charges:
     Including AFDC .........................   3.86x    3.11x    2.23x     3.75x    3.58x
     Excluding AFDC .........................   3.43x    2.91x    2.04x     3.60x    3.48x
     Funds from operations ..................   4.22x    3.99x    3.37x     4.22x    4.34x

Pretax coverage of total interest
 charges and preferred stock dividends ......   3.50x    2.72x    2.04x     3.20x    3.08x

  Effective tax rate - federal ..............    36.7%    36.0%   (18.9%)    36.6%    35.2%
  Effective tax rate - state ................     4.3%     4.0%    (2.0%)     4.8%      --%
                                                -----    -----    -----     -----    -----
  Effective tax rate - combined .............    41.0%    40.0%   (20.9%)    41.4%    35.2%
                                                =====    =====    =====     =====    =====

(1) The effective tax rate for 2001 consisted of an (18.9%) rate for federal income taxes and a (2.0%) effective rate for state income taxes. The effective tax rate in 2001 was primarily due to the recognition of investment tax credits in the amount of $18.8 million upon the sale of Central Hudson's interests in its major generating assets and $2.3 million of tax-exempt interest income. The effective tax rates for 1999 reflects solely the effective tax rates for federal income tax. Prior to 2000, when the New York State tax law was changed, Central Hudson and other New York State utilities were not subject to an income-based state tax.

(2) Holding company restructuring became effective December 15, 1999, and 1999 indices were restated to reflect fully consolidated results for comparative purposes.

CAPITAL RESOURCES AND LIQUIDITY

Construction Program - Central Hudson

      As shown in the Consolidated Statement of Cash Flows, expenditures related to Central Hudson's construction program amounted to $53.4 million in 2003, a $12.4 million decrease from the $65.8 million expended in 2002. Construction program expenditures for 2004 are estimated to be $50.9 million, a decrease of $2.5 million from 2003 expenditures.

      Central Hudson's construction program expenditures include the non-cash components of AFDC and capitalized overheads and exclude construction removal expenditures and special programs. After adjusting for estimates of these items, cash construction expenditures are expected to be funded in full by cash from operations in 2004.

      Central Hudson's 2004 cash requirements also include the mandatory redemption of $15 million of long-term debt and $10.6 million for working capital and other requirements. Estimated cash requirements for 2004 are summarized in the table below:

                                                                      2004
                                                                 (In Thousands)

   Construction Program Expenditures .........................      $ 50,900

             Adjustment for non-cash construction expenditures
             and other construction-related cash outlays .....        (2,800)
                                                                    --------

   Cash Construction Expenditures ............................      $ 48,100

   Internal Funds From Operations(1) .........................        51,300
                                                                    --------

   Excess of Internal Funds over Construction Expenditures ...      $  3,200

   Mandatory Redemption of Long-term Debt ....................        15,000

   Other Cash Requirements ...................................        10,600
                                                                    --------

   Estimated Cash Requirements ...............................      $ 22,400
                                                                    ========

(1) Includes $14.5 million of Income Tax and Utility Service Tax refunds from New York State and the Internal Revenue Service that Central Hudson expects to receive in 2004. These funds are not expected to repeat in subsequent years.

      Central Hudson plans to fund its cash requirements in 2004 through the issuance of medium-term notes and the use of short-term borrowings. Estimates of construction expenditures, internal funds, and cash requirements are subject to continuous review and adjustment, and actual amounts may vary from these estimates.

Capital Expenditures, Acquisitions, and Divestitures by CHEC

      At December 31, 2003, CHEC had a credit facility that provided up to $25 million to be used for working capital purposes, acquisitions, and capital expenditures, and in addition could borrow funds from Energy Group. CHEC's capital expenditures for 2003 were approximately $13.8 million, which included acquisitions of $7.5 million. CHEC's capital expenditures for 2004 are estimated to be $3.2 million. There are no projected acquisitions for 2004. However, CHEC's fuel distribution subsidiaries, Griffith and SCASCO, continue to explore opportunities to expand through both internal growth and acquisitions, depending on financial performance and opportunities available. The actual amount expended for and the financing of any future acquisitions will depend on the opportunities that develop.

      On October 31, 2003, SCASCO completed the sale of certain assets and liabilities related to its natural gas business unit. Energy Group recognized an after-tax gain on the sale of approximately $181,000. This disposition was not significant to the historical financials of Energy Group and is not expected to materially impact the future financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Capital Structure

      As provided in the PSC's Order Establishing Rates (see Note 2 under the caption "Rate Proceedings - Electric and Natural Gas"), Central Hudson's common equity ratio was capped, for the purposes of the PSC's return on equity ("ROE") calculation, at 47% for the twelve months ended June 30, 2002, and at 46% and 45%, respectively, for the two subsequent twelve-month periods. Central Hudson intends to maintain a common equity ratio of approximately 45% in fiscal year 2004. Central Hudson's current senior debt ratings are "A2" by Moody's Investors Service and "A" by Standard and Poor's Corporation and by FitchRatings.

      Year-end capital structure for Energy Group and its subsidiaries is set forth below as of the end of 2003, 2002, and 2001:

Energy Group                                       Year-end Capital Structure
------------                                     -------------------------------
                                                   2003        2002        2001
                                                   ----        ----        ----
Long-term debt .............................       36.0%       35.4%       30.0%
Short-term debt ............................        2.0          --          --
Preferred stock ............................        2.6         4.2         7.1
Common equity ..............................       59.4        60.4        62.9
                                                  -----       -----       -----
                                                  100.0%      100.0%      100.0%
                                                  =====       =====       =====

Central Hudson                                     Year-end Capital Structure
--------------                                    -----------------------------
                                                   2003        2002        2001
                                                   ----        ----        ----
Long-term debt .............................       49.1%       48.9%       42.5%
Short-term debt ............................        2.7          --          --
Preferred stock ............................        3.5         5.8        10.1
Common equity ..............................       44.7        45.3        47.4
                                                  -----       -----       -----
                                                  100.0%      100.0%      100.0%
                                                  =====       =====       =====

Competitive Business Subsidiaries                  Year-end Capital Structure*
---------------------------------                -------------------------------
                                                   2003        2002        2001
                                                   ----        ----        ----
Long-term debt .............................       48.3%       48.5%       50.5%
Short-term debt ............................         --          --          --
Preferred stock ............................         --          --          --
Common equity ..............................       51.7        51.5        49.5
                                                  -----       -----       -----
                                                  100.0%      100.0%      100.0%
                                                  =====       =====       =====

* Based on stand-alone financial statements and includes intercompany balances which are eliminated in consolidation.

Financing Program of Energy Group and Its Subsidiaries

      Effective August 1, 2002, Energy Group authorized a common stock repurchase program ("Repurchase Program") for the purchase of up to 25% of its then-outstanding common stock over a five-year period, and projected that 800,000 shares would be repurchased during the first twelve months of this program. Between August 2002 and December 2003, the number of shares repurchased under this program were 600,087 at a cost of $27.5 million. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been temporarily suspended while Energy Group assesses opportunities to redeploy its cash reserves in energy-related investments as discussed in Note 2 - "Regulatory Matters," under "Rate Proceedings - Electric and Natural Gas". Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

      At January 1, 2003, investments in Energy Group's Alternate Investment Program ("Investment Program") consisted of electric utility common stocks, preferred stocks, and an intermediate-term bond fund. As of December 31, 2003, all holdings in the Investment Program had been liquidated and the proceeds invested in short-term investments with lower principal risk. Since its inception in mid-2002, the Investment Program produced a return of $0.15 per share over a period of about one year. Money market alternatives were estimated to have returned $0.055 per share over the same period, resulting in a net benefit of $0.095 per share from the Investment Program.

      Proceeds from sales of securities during the year ended December 31, 2003, were $111.5 million. Realized gains associated with sales of securities were $2.9 million, offset by realized losses of $3.0 million. The cost basis of these securities was determined on a specific identification basis.

      Central Hudson received authority from the PSC to issue up to $100 million of unsecured medium-term notes during the three years ending June 30, 2004. During 2002 and 2003 respectively, $69 million and $24 million of such notes were issued, and $7 million of such notes remain authorized but unissued. Central Hudson has filed a financing petition with the PSC for authorization of a new medium-term notes program. There can be no assurance that the PSC will grant this authorization or, if it does, on what terms.

      For more information with respect to the financing program of Energy Group, see Note 8 - "Capitalization - Energy Group Capital Stock" and Note 9 - "Capitalization - Long-Term Debt."

      Griffith funded its acquisitions in 2003 with funds received from Energy Group.

Short-Term Debt

      As more fully discussed in Note 7, Central Hudson, pursuant to authority from the PSC, entered into a $75 million revolving credit facility in October 2001 to replace its then-existing $50 million revolving credit facility. In addition, Central Hudson maintains a confirmed line of credit of $1 million with a regional bank and certain uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing. Authorization from the PSC limits the amount Central Hudson may have outstanding at any time under all of its short-term borrowing arrangements to $77 million in the aggregate. This authorization expires on June 30, 2004. Central Hudson currently has a financing petition filed with the PSC to renew its financing authorization. For additional discussion, see Note 9 - "Capitalization - Long-Term Debt."

      As of December 31, 2003, the competitive business subsidiaries also have a short-term line of credit totaling $25 million.

Contractual Obligations

      A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 13
- "Commitments and Contingencies".

      The following is a summary of the contractual obligations for Energy Group and its affiliates as of December 31, 2003:

-------------------------------------------------------------------------------------------------------
                                                       Payments Due By Period (In Thousands)
-------------------------------------------------------------------------------------------------------
                                                          Years      Years
                                                          Ending     Ending      Years
                                              Less than    2005-      2008-      Beyond
                                                1 year     2007       2009        2009         Total
-------------------------------------------------------------------------------------------------------
Long-Term Debt                                 $ 15,000   $ 33,000   $ 20,000   $  225,950   $  293,950
-------------------------------------------------------------------------------------------------------
Operating Leases                                  1,354      2,067        153          106        3,680
-------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(1)     17,508      4,538        635           --       22,681
-------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(2)                 121,462    207,642     74,452       99,830      503,386
-------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(2)               64,821    105,721     11,956        8,725      191,223
-------------------------------------------------------------------------------------------------------
Purchased Fixed Liquid Petroleum Contracts(3)    12,589         --         --           --       12,589
-------------------------------------------------------------------------------------------------------
Purchased Variable Liquid Petroleum
Contracts(3)                                     27,603         --         --           --       27,603
-------------------------------------------------------------------------------------------------------
Total Contractual Obligations                  $260,337   $352,968   $107,196   $  334,611   $1,055,112
-------------------------------------------------------------------------------------------------------

(1)   Including Specific, Term & Service Contracts, briefly defined as follows:
      Specific Contracts consist of work orders for construction. Term Contracts consist of maintenance contracts. Service Contracts include consulting, educational, and professional service contracts.

(2) Purchased electric and natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(3)   Estimated based on pricing at January 14, 2004.

      The following is a summary of the contractual obligations for Central Hudson as of December 31, 2003:

--------------------------------------------------------------------------------------------------------
                                                       Payments Due By Period (In Thousands)
--------------------------------------------------------------------------------------------------------
                                                          Years      Years       Years
                                              Less than   Ending     Ending      Beyond
                                                1 year   2005-2007  2008-2009     2009         Total
--------------------------------------------------------------------------------------------------------
Long-Term Debt                                 $ 15,000   $ 33,000   $ 20,000   $  225,950   $  293,950
--------------------------------------------------------------------------------------------------------
Operating Leases                                    626      1,035         18           --        1,679
--------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(1)     17,508      4,538        635           --       22,681
--------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(2)                 121,462    207,642     74,452       99,830      503,386
--------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(2)               64,821    105,721     11,956        8,725      191,223
--------------------------------------------------------------------------------------------------------
Total Contractual Obligations                  $219,417   $351,936   $107,061   $  334,505   $1,012,919
--------------------------------------------------------------------------------------------------------

(1)   Including Specific, Term & Service Contracts, briefly defined as follows:
      Specific Contracts consist of work orders for construction. Term Contracts consist of maintenance contracts. Service Contracts include consulting, educational, and professional service contracts.

(2) Purchased electric and natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

Parental Guarantees

      For information on parental guarantees issued by Energy Group and certain of its competitive subsidiaries, see Note 1 - "Summary of Significant Accounting Policies," under the caption "Parental Guarantees."

Product Warranties

      For information on product warranties issued by certain of Energy Group's competitive subsidiaries, see Note 1 - "Summary of Significant Accounting Policies," under the caption "Product Warranties."

COMMON STOCK DIVIDENDS AND PRICE RANGES

         Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective common stock in each year commencing in 1903, which common stock has been listed on the New York Stock Exchange since 1945. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

                        2003                      2002
              -------------------------  -------------------------
               High      Low   Dividend   High     Low    Dividend
               ----      ---   --------   ----     ---    --------

1st Quarter   $49.69   $40.21   $ 0.54   $48.58   $42.91   $ 0.54
2nd Quarter    45.70    41.31     0.54    52.38    46.17     0.54
3rd Quarter    46.00    42.26     0.54    51.69    39.93     0.54
4th Quarter    47.00    42.54     0.54    50.83    44.15     0.54

      In 2003, Energy Group maintained the quarterly dividend rate at $0.54 per share. In making future dividend decisions, Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial, and regulatory considerations.

      The Agreement contains certain dividend payment restrictions on Central Hudson, including limitations on the amount of dividends payable if Central Hudson's senior debt ratings are downgraded by more than one major rating agency due to performance or concerns about the financial condition of Energy Group or any Energy Group subsidiary other than Central Hudson. These limitations would result in the average annual income available for dividends on a two-year rolling average basis being reduced to: (i) 75%, if the downgrade were below "BBB+," (ii) 50% if the senior debt were placed on "Credit Watch" (or the equivalent) because of a rating below "BBB," or (iii) no dividends payable if the downgrade were below "BBB-." These restrictions survived the June 30, 2001, expiration of the Agreement. Central Hudson is currently rated "A" or, the equivalent, and therefore the restrictions noted above do not apply.

      Central Hudson anticipates paying up to its entire earnings in 2004 as a dividend to Energy Group. The number of registered holders of common stock of Energy Group as of December 31, 2003, was 17,549. Of these, 16,694 were accounts in the names of individuals with total holdings of 3,962,714 shares, or an average of 237 shares per account. The 855 other accounts, in the names of institutional or other non-individual holders, for the most part hold shares of common stock for the benefit of individuals.

      All of the outstanding common stock of Central Hudson and all of the outstanding common stock of CHEC is held by Energy Group.

Critical Accounting Policies

      The following accounting policies have been identified that could result in material changes to the financial condition or results of operations of Energy Group and its subsidiaries under different conditions or using different assumptions.

      Accounting for Regulated Operations - Central Hudson follows generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). The application of SFAS 71 may cause the allocation of costs to accounting periods to differ from accounting methods generally applied to non-regulated companies. See Note 2 - "Regulatory

Matters," under the caption "Regulatory Accounting Policies" for additional discussion.

      Post -Employment Benefits - Central Hudson's reported costs of providing non-contributory defined pension benefits as well as certain health care and life insurance benefits for retired employees are dependent upon numerous factors resulting from actual plan experience and assumptions of future plan performance. A change in assumptions regarding discount rates and expected long-term rate of return on plan assets, as well as current market conditions, could cause a significant change in the level of costs to be recorded. See Note 10 - "Post-Employment Benefits" for additional discussion.

      Use of Estimates - Preparation of the Consolidated Financial Statements in accordance with Generally Accepted Accounting Principles includes the use of estimates and assumptions by Management that affect financial results and actual results may differ from those estimated. See Note 1 - "Summary of Significant Accounting Policies," under the caption "Use of Estimates" for additional discussion.

      Accounting for Derivatives - Energy Group and its subsidiaries use derivatives to manage their commodity and financial market risks. The accounting requirements for derivatives and hedging activities are complex and still evolving. All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value. For discussions relating to market risk and derivative instruments, see Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" and Note 1 - "Summary of Significant Accounting Policies," under the caption "Accounting for Derivative Instruments and Hedging Activities."

      Goodwill and Other Intangible Assets - As required by SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002, Energy Group no longer amortizes goodwill and does not amortize intangible assets with indefinite lives, known as unamortized intangible assets. Both goodwill and unamortized intangible assets are tested at least annually for impairment. Intangible assets with finite lives are amortized and are reviewed at least annually for impairment. Impairment testing compares fair value of the reporting units (Griffith and SCASCO) to the carrying amount of their goodwill. Fair value is estimated using a multiple of earnings measurement. For Central Hudson's determination of an impairment, see Note 6 - "Goodwill and Other Intangible Assets."

      Accounting for Deferred Taxes - Central Hudson provides for income taxes based on the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and credit carryforwards. See Note 4 - "Income Tax" for additional discussion.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The primary market risks for Energy Group and its subsidiaries are commodity price risk and interest rate risk. Commodity price risk, related primarily to purchases of natural gas, electricity, and petroleum products for resale is mitigated in several different ways. Central Hudson, under the Agreement, collects its actual purchased electricity and natural gas costs through automatic adjustment clauses in its rates. These adjustment clauses provide for the collection of costs, including risk management costs, from customers to reflect the actual costs incurred in obtaining supply. Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with risk management instruments." Griffith and SCASCO may increase the prices charged for the commodities they sell in response to changes in costs; however, the ability to raise prices is limited by the competitive market. Depending on market conditions, Central Hudson, Griffith, and SCASCO enter into long-term fixed supply and long-term forward supply contracts for the purchase of these commodities. Central Hudson also uses natural gas storage facilities, which enable it to purchase and hold quantities of natural gas at pre-heating season prices for use during the heating season.

      Central Hudson and the competitive business subsidiaries have in place an energy risk management program to manage, through the use of defined risk management practices, various risks associated with their respective operations, namely commodity price risk and sales volatility due to weather. This risk management program permits the use of derivative financial instruments for hedging purposes and does not permit their use for trading or speculative purposes. Central Hudson, Griffith, and SCASCO have entered into either exchange-traded futures contracts or over-the-counter ("OTC") contracts with third parties to hedge commodity price risk associated with the purchase of natural gas, electricity, and petroleum products and also, to hedge the effect on earnings due to significant variances in weather conditions from normal patterns. The types of derivative instruments used include natural gas futures and basis swaps to hedge natural gas purchases; contracts for differences to hedge electricity purchases; put and call options to hedge oil purchases; and weather derivatives. OTC derivative transactions are entered into only with counter-parties that meet certain credit criteria. The creditworthiness of these counter-parties is determined primarily by reference to published credit ratings.

      At December 31, 2003, Central Hudson had open derivative contracts to hedge natural gas prices through October 2004, covering approximately 13.1% of Central Hudson's projected total natural gas requirements during this period. In 2003, derivative transactions were used to hedge 18.2% of Central Hudson's total natural gas supply requirements as compared to 4.3% in 2002. In its electric operations, Central Hudson had open derivatives at December 31, 2003, hedging approximately 2.5% of its required electricity supply through August 2004. In 2003, Central Hudson hedged approximately 13.7% of its total electricity supply requirements with OTC derivative contracts as compared to 29.9% in 2002. In addition, Central Hudson has in place a number of agreements, of varying terms, to purchase electricity produced by its former major generating assets and other generating facilities at fixed prices. The notional amounts hedged by the derivatives and the purchase electricity agreements for 2004 and 2005 represent approximately 59% and 36%, respectively, of its total electricity supply requirements.

      At December 31, 2003, Griffith and SCASCO had open OTC put and call option positions covering approximately 18.1% of their combined anticipated fuel oil supply requirements for the period January 2004 through June 2004. In 2003, derivatives were used to hedge 12.3% of these requirements as compared to 6.4% in 2002.

      Derivative contracts are discussed in more detail in Note 1 - "Summary of Significant Accounting Policies," under the sub caption "Accounting for Derivative Instruments and Hedging Activities."

      Interest rate risk largely affects Central Hudson and is managed through the issuance of fixed-rate debt with varying maturities and variable rate debt for which interest is reset on a periodic basis to reflect current market conditions. The difference between costs associated with actual variable interest rates related to Central Hudson's bonds issued by the New York State Energy Research Development Authority ("NYSERDA") and costs embedded in customer rates is deferred for eventual refund to, or recovery from, customers. The variability in interest rates is also managed with the use of a derivative financial instrument, known as an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory recovery mechanism. Central Hudson also repurchases or redeems existing debt at a lower cost when market conditions permit. Please refer to
Note 9 - "Capitalization - Long-Term Debt" and Note 15 - "Financial Instruments" for additional disclosure related to long-term debt.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I - Index to Financial Statements:                                      Page
                                                                        ----

        Report of Independent Auditors                                    49
        Statement of Management's Responsibility                          50

      ENERGY GROUP
        Energy Group Consolidated Statement of Income for the three
             years ended December 31, 2003                                51
        Energy Group Consolidated Statement of Comprehensive
             Income for the three years ended December 31, 2003           53
        Energy Group Consolidated Statement of Cash Flows for the
             three years ended December 31, 2003                          54
        Energy Group Consolidated Balance Sheet at December 31, 2003
             and 2002                                                     56
        Energy Group Consolidated Statement of Retained Earnings and
             Comprehensive Income (Net of Taxes) for the three years
             ended December 31, 2003                                      58

      CENTRAL HUDSON
        Central Hudson Consolidated Statement of Income for the three
             years ended December 31, 2003                                59
        Central Hudson Consolidated Statement of Comprehensive Income
             for the three years ended December 31, 2003                  61
        Central Hudson Consolidated Statement of Retained Earnings and
             Comprehensive Income (Net of Taxes) for the three years
             ended December 31, 2003                                      62
        Central Hudson Consolidated Balance Sheet at December 31, 2003
             and 2002                                                     63
        Central Hudson Consolidated Statement of Cash Flows for the
             three years ended December 31, 2003                          65
        Notes to Consolidated Financial Statements                        67
        Selected Quarterly Financial Data (Unaudited)                    123

      FINANCIAL STATEMENT SCHEDULES
        Schedule II - Reserves - Energy Group                            125
        Schedule II - Reserves  - Central Hudson                         126

      All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

II - Supplementary Data

      Supplementary data are included in "Selected Quarterly Financial Data (Unaudited)" referred to in "I" above, and reference is made thereto.

Report of Independent Auditors

To the Board of Directors and Shareholders of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation

      In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries and Central Hudson Gas & Electric Corporation and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K Annual Report present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of CH Energy Group, Inc.'s and Central Hudson Gas & Electric Corporation's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the financial statements, CH Energy Group, Inc. has revised the 2002 and 2001 reporting of cumulative preferred stock dividends in the consolidated statements of income.

      As discussed in Note 6 to the financial statements, CH Energy Group, Inc. and its subsidiaries and Central Hudson Gas & Electric Corporation and its subsidiary, as required under accounting principles generally accepted in the United States of America, changed the manner in which they account for goodwill and other intangible assets as of the required implementation date, January 1, 2002.

      As discussed in Note 1 to the financial statements, CH Energy Group, Inc. and its subsidiaries and Central Hudson Gas & Electric Corporation and its subsidiary, as required under accounting principles generally accepted in the United States of America, changed the manner in which they account for derivative instruments and hedging activities as of the required implementation date, January 1, 2001.


/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
January 29, 2004

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

      The management personnel of CH Energy Group, Inc. ("Management") are responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements of CH Energy Group, Inc., its subsidiary Central Hudson Gas & Electric Corporation, and its competitive business subsidiaries (for the purposes of this statement of Management's responsibility, collectively the "Corporation"), as well as all other information contained in this Annual Report on Form 10-K ("10-K Annual Report") for the fiscal year ended December 31, 2003. The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles and, in some cases, reflect amounts based on the best estimates and judgments of Management, giving due consideration to materiality.

      The Corporation maintains adequate systems of internal control to provide reasonable assurance that, among other things, transactions are executed in accordance with Management's authorizations, that the Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, and that the assets of the Corporation are properly safeguarded. The systems of internal control are documented, evaluated, and tested by the Corporation's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls, no such system can provide absolute assurance that errors will not occur. Management believes that the Corporation has maintained an effective system of internal control over the preparation of its financial information, including the Consolidated Financial Statements of the Corporation for the year ended December 31, 2003.

      Independent accountants were engaged to audit the Consolidated Financial Statements of the Corporation and issue their report thereon. The Report of Independent Auditors, which is presented herein, does not limit the responsibility of Management for information contained in the Consolidated Financial Statements and elsewhere in this 10-K Annual Report.

      The Corporation's Board of Directors maintains an Audit Committee which is composed of Directors who have been determined to be independent in accordance with applicable rules and laws and the Audit Committee has a member who is an "audit committee financial expert" as defined by the Securities and Exchange Commission. The Audit Committee meets with Management, the Corporation's Internal Auditing Manager, and the Corporation's independent accountants several times a year to discuss internal controls and accounting matters, the Corporation's Consolidated Financial Statements, and the scope and results of the audits performed by both the independent accountants and the Corporation's Internal Auditing Department.

      The independent accountants and the Corporation's Internal Auditing Manager have direct access to the Audit Committee.

PAUL J. GANCI            STEVEN V. LANT            DONNA S. DOYLE
Chairman of the Board    President and             Vice President - Accounting
                         Chief Executive Officer   and Controller

                                                   January 29, 2004

ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

                                                  Year ended December 31,
                                              2003         2002         2001
                                              ----         ----         ----
Operating Revenues
  Electric .............................   $ 457,395    $ 427,978    $ 428,346
  Natural gas ..........................     123,306      105,343      110,296
  Competitive business subsidiaries ....     225,983      162,520      192,061
                                           ---------    ---------    ---------
    Total Operating Revenues ...........     806,684      695,841      730,703
                                           ---------    ---------    ---------
Operating Expenses
 Operation:
  Purchased electricity and fuel
   used in electric generation .........     268,757      254,249      248,879
  Purchased natural gas ................      88,767       71,991       71,893
  Purchased petroleum ..................     143,992       92,125       89,173
  Other expenses of operation -
    regulated activities ...............     107,105       92,245      106,751
  Other expenses of operation -
    competitive business subsidiaries ..      56,195       51,712       56,482
  Depreciation and amortization
    (Note 1) ...........................      33,611       31,230       35,637
  Taxes, other than income tax .........      31,956       38,606       50,402
  Federal and State income tax
    (Note 4) ...........................      27,279       20,746       17,779
                                           ---------    ---------    ---------
    Total Operating Expenses ...........     757,662      652,904      676,996
                                           ---------    ---------    ---------

Operating Income .......................      49,022       42,937       53,707
                                           ---------    ---------    ---------

Other Income
  Allowance for equity funds
   used during construction
   (Note 1) ............................         436          591          429
  Federal and State income tax
   (Note 4) ............................      (3,156)      (1,548)      21,117
  Interest on regulatory assets and
    investment income ..................      12,225       13,780       20,338
  Other - net ..........................       8,810        7,469      (12,001)
                                           ---------    ---------    ---------
    Total Other Income .................      18,315       20,292       29,883
                                           ---------    ---------    ---------

Income before Interest and other
  Charges ..............................      67,337       63,229       83,590
                                           ---------    ---------    ---------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                  Year ended December 31,
                                              2003         2002         2001
                                              ----         ----         ----
Interest and Other Charges
 Interest on mortgage bonds ............   $     570    $   2,136    $   5,211
 Interest on other long-term debt ......      10,699        9,819       10,446
 Other interest ........................      10,987       12,908       14,187
 Allowance for borrowed
  funds used during
  construction (Note 1) ................        (291)        (248)        (319)
Cumulative Preferred Stock Dividends
 of Central Hudson .....................       1,387        2,161        3,230
                                           ---------    ---------    ---------
   Total Interest and Other Charges ....      23,352       26,776       32,755
                                           ---------    ---------    ---------

Net income from continuing
  operations ...........................      43,985       36,453       50,835
Net loss from discontinued
  operations, net of income tax
  benefit of $1,377 ....................          --       (2,237)          --
Gain on disposal of discontinued
  operations, net of income tax
  of ($5,239) ..........................          --        7,065           --

Net Income .............................   $  43,985    $  41,281    $  50,835
                                           =========    =========    =========
Dividends Declared on Common
  Stock ................................      34,093       35,095       35,342

Balance Retained in the Business .......   $   9,892    $   6,186    $  15,493
                                           =========    =========    =========

  Average number of common stock
    shares outstanding:
    Basic ..............................      15,831       16,302       16,362
    Diluted ............................      15,835       16,316       16,370

Earnings per share - Basic:
    Income from continuing operations ..   $    2.78    $    2.24    $    3.11
    Discontinued operations ............          --    $    0.29           --
                                           ---------    ---------    ---------
    Net Income .........................   $    2.78    $    2.53    $    3.11

Earnings per share - Diluted:
     Income from continuing operations .   $    2.77    $    2.22    $    3.09
     Discontinued operations ...........          --    $    0.29           --
                                           ---------    ---------    ---------
     Net Income ........................   $    2.77    $    2.51    $    3.09

Dividends Declared per Share ...........   $    2.16    $    2.16    $    2.16

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                             Year ended December 31,
                                                         2003         2002         2001
                                                         ----         ----         ----
Net Income .........................................   $  43,985    $  41,281    $  50,835

Other Comprehensive Income, net of tax:
     FAS 133 transition adjustment -
      cumulative effect of unrealized
      losses at implementation date of
      January 1, 2001 ..............................          --           --       (1,896)

         Less: reclassification adjustment
               for gains realized in net
               income ..............................          --           --         (795)
         Plus: change in fair value for transition
               adjustment amounts ..................          --           --        2,691
                                                       ---------    ---------    ---------
         Balance of FAS 133 transition
          adjustment at December 31,
          2001 .....................................          --           --           --
                                                       ---------    ---------    ---------

     Fair value of cash flow hedges - FAS 133:
       Unrealized gain, net of tax of ($59)
       and ($13) ...................................          88           19           --

      Reclassification for gains realized in net
        income, net of tax of $13 ..................         (19)          --           --

    Investment Securities:
    Net unrealized losses on investment
        securities, net of tax of $896 .............          --       (1,394)          --
      Change in fair value, net of tax of ($880) ...       1,320           --           --
      Reclassification adjustment for losses
        (gains) included in net income, net of tax
        of ($49) and $26 ...........................          74          (38)          --

     Net unrealized losses on
       investment in partnerships, net of
       tax of $26 and $219, respectively ...........         (38)        (319)          --
                                                       ---------    ---------    ---------

    Other comprehensive income (loss) ..............       1,425       (1,732)          --
                                                       ---------    ---------    ---------

Comprehensive Income ...............................   $  45,410    $  39,549    $  50,835
                                                       =========    =========    =========

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                            Year ended December 31,
                                                         2003        2002         2001
                                                         ----        ----         ----
Operating Activities
  Net Income .......................................   $ 43,985    $ 41,281    $  50,835
  Adjustments to reconcile net
   income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization ..................     35,199      32,687       36,843
    Nuclear fuel amortization ......................         --          --        2,295
    Deferred income taxes - net ....................     35,281      25,639        2,545
    Deferred taxes related to sale of major
     generating assets and Nine Mile 2
     Plant .........................................         --          --     (259,494)
    Gain on disposal of subsidiary .................        302     (18,985)          --
    Loss on sale of temporary investments ..........        123         960           --
    Provision for uncollectibles ...................      5,862       3,582        3,913
    Amortization of fossil plant incentive .........     (9,887)     (4,794)      (5,393)
    Other - net ....................................      6,558      10,978       21,458
  Changes in operating assets and Liabilities - net:
     Accounts receivable, unbilled utility
       revenues and other receivables ..............    (16,145)      3,986       53,652
     Fuel, materials and supplies ..................     (3,814)       (820)      (6,034)
     Special deposits and
       prepayments .................................     14,601       1,155      (12,652)
     Contribution - prefunded pension costs ........    (10,000)    (32,000)          --
     Fair value of derivative instruments ..........      1,878          --           --
     Accounts payable ..............................     (5,333)     (1,357)      12,764
     Accrued taxes and interest ....................      6,193       8,586      (61,628)
     Accrued/deferred pension
       costs .......................................    (19,698)    (19,561)     (17,304)
     Deferred natural gas and electric costs .......     10,927       3,014       (3,388)
     Customer benefit and carrying
       charge - net ................................    (38,844)    (23,859)      (8,509)
     Other - net ...................................     (1,725)      3,454       12,175
                                                       --------    --------    ---------
  Net cash provided by (used in) operating
   activities ......................................     55,463      33,946     (177,922)
                                                       --------    --------    ---------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                      2003         2002         2001
                                                                      ----         ----         ----
Investing Activities
  Proceeds from sale of subsidiary .............................         567       58,373           --
  Purchase of temporary investments ............................     (22,221)    (124,062)          --
  Proceeds from sale of temporary
    investments ................................................     111,539       33,616           --
  Mortgage receivable - sale of
    Nine Mile 2 Plant ..........................................       1,289       28,885      (29,688)
  Proceeds from sale of major generating
    assets .....................................................          --           --      770,835
  Additions to utility and other property
    and plant ..................................................     (59,681)     (72,287)     (67,818)
  Acquisitions made by competitive
   business subsidiary .........................................      (7,624)      (1,461)     (17,908)
  Nine Mile 2 Plant decommissioning
   trust fund (Note 3) .........................................          --           --         (737)
  Other - net ..................................................      (2,070)        (974)      17,409
                                                                   ---------    ---------    ---------
  Net cash provided by (used in) investing
   activities ..................................................      21,799      (77,910)     672,093
                                                                   ---------    ---------    ---------

Financing Activities
  Proceeds from issuance of
    long-term debt .............................................      24,000       69,000           --
  Retirement of preferred stock ................................     (12,500)     (22,500)          --
  Borrowings (repayments) of short-term
    debt, net ..................................................      16,000           --     (164,250)
  Retirement and redemption of
     long-term debt ............................................     (15,000)          --     (147,880)
  Dividends paid on common
   stock .......................................................     (34,080)     (35,095)     (35,342)
  Defeasance of long-term debt .................................          --           --      (39,281)
  Repurchase of common stock ...................................     (13,135)     (14,351)          --
  Issuance and redemption costs ................................        (236)      (1,962)      (3,341)
                                                                   ---------    ---------    ---------
  Net cash used in financing activities ........................     (34,951)      (4,908)    (390,094)
                                                                   ---------    ---------    ---------

Net Change in Cash and Cash
 Equivalents ...................................................      42,311      (48,872)     104,077
Cash and Cash Equivalents at
 Beginning of Year .............................................      83,523      132,395       28,318
                                                                   ---------    ---------    ---------
Cash and Cash Equivalents at End
 of Year.......................................................    $ 125,834    $  83,523    $ 132,395
                                                                   =========    =========    =========

Supplemental Disclosure of Cash
 Flow Information
   Interest paid ...............................................   $  14,229    $  12,498    $  22,144
   Federal and State income taxes paid .........................       1,532        2,370      263,005

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                         December 31,
                                                      2003         2002
ASSETS                                                ----         ----
Utility Plant
  Electric .....................................   $  656,192   $  605,989
  Natural gas ..................................      199,221      189,143
  Common .......................................      104,532      100,476
                                                   ----------   ----------
                                                      959,945      895,608

  Less: Accumulated depreciation ...............      309,208      297,549
                                                   ----------   ----------
                                                      650,737      598,059
  Construction work in progress ................       56,764       76,398
                                                   ----------   ----------
  Net Utility Plant ............................      707,501      674,457
                                                   ----------   ----------

Other Property and Plant, net ..................       21,589       18,337
                                                   ----------   ----------

Current Assets
  Cash and cash equivalents ....................      125,834       83,523
  Investments in marketable securities .........           --       89,441
  Accounts receivable from customers - net of
   allowance for doubtful accounts; $4.6 million
   in 2003 and $4.2 million in 2002 ............       61,223       60,978
  Accrued unbilled utility revenues ............        7,618        7,894
  Other receivables ............................       12,216        1,998
  Fuel, materials and supplies, at average
    cost .......................................       19,847       16,033
  Fair value of derivative instruments .........          869        2,747
  Bond defeasance escrow .......................           --       16,275
  Special deposits and prepayments .............       23,315       28,466
                                                   ----------   ----------
    Total Current Assets .......................      250,922      307,355
                                                   ----------   ----------

Deferred Charges and Other Assets
  Prefunded pension costs (Note 10) ............           --      108,242
  Regulatory assets-pension plan
    (Notes 2 and 10) ...........................      124,210       15,943
  Intangible asset-pension plan (Note 10) ......       24,447           --
  Goodwill and other intangible assets .........       81,980       77,972
  Regulatory assets (Note 2) ...................       67,474       58,057
  Unamortized debt expense .....................        3,901        3,623
  Other ........................................       18,468       18,921
                                                   ----------   ----------
    Total Deferred Charges and Other Assets ....      320,480      282,758
                                                   ----------   ----------

TOTAL ASSETS ...................................   $1,300,492   $1,282,907
                                                   ==========   ==========

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

CAPITALIZATION AND LIABILITIES                            December 31,
                                                       2003           2002
                                                       ----           ----
Capitalization
Common Stock Equity
   Common stock, $.10 par value (Note 8) ........   $     1,686    $     1,686
   Paid-in capital (Note 8) .....................       351,230        351,230
   Retained earnings ............................       179,395        169,503
   Treasury stock (Note 8) ......................       (46,252)       (33,117)
   Accumulated other comprehensive loss .........          (307)        (1,732)
   Capital stock expense ........................          (328)          (655)
                                                    -----------    -----------
    Total Common Stock Equity ...................       485,424        486,915
                                                    -----------    -----------

 Cumulative Preferred Stock (Note 8)
   Not subject to mandatory redemption ..........        21,030         21,030
   Subject to mandatory redemption ..............            --         12,500
                                                    -----------    -----------
    Total Cumulative Preferred Stock ............        21,030         33,530
                                                    -----------    -----------

 Long-term Debt net of current portion (Note 9) .       278,880        269,877
                                                    -----------    -----------
    Total Capitalization ........................       785,334        790,322
                                                    -----------    -----------

Current Liabilities
 Current maturities of long-term debt ...........        15,000         15,000
 Notes payable ..................................        16,000             --
 Accounts payable ...............................        40,602         45,649
 Accrued interest ...............................         4,274          4,273
 Dividends payable ..............................         8,754          9,113
 Accrued vacation and payroll ...................         5,289          4,891
 Customer deposits ..............................         5,690          5,268
 Deferred revenues ..............................         8,197          8,498
 Other ..........................................        16,214         19,413
                                                    -----------    -----------
    Total Current Liabilities ...................       120,020        112,105
                                                    -----------    -----------

Deferred Credits and Other Liabilities
 Regulatory liabilities (Note 2) ................       228,058        264,874
 Operating reserves .............................         5,043          4,912
 Deferred gain-sale of major generating assets ..         9,887         19,774
 Accrued environmental remediation costs ........        19,500         18,304
 Accrued OPEB costs .............................        10,561          4,514
 Accrued pension costs ..........................         9,775          4,244
 Other ..........................................        16,266          8,088
                                                    -----------    -----------
  Total Deferred Credits and
   Other Liabilities ............................       299,090        324,710
                                                    -----------    -----------

Accumulated Deferred Income Tax (Note 4) ........        96,048         55,770
                                                    -----------    -----------

 TOTAL CAPITALIZATION AND LIABILITIES ...........   $ 1,300,492    $ 1,282,907
                                                    ===========    ===========

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME (NET OF TAXES)
(In Thousands)

                                                 Year ended December 31,
                                             2003         2002         2001
                                             ----         ----         ----

Retained Earnings:
Balance at beginning of year ..........   $ 169,503    $ 163,317    $ 147,824

Net Income ............................      43,985       41,281       50,835

Dividends declared:
  On common stock ($2.16 per
  share in 2003, 2002, and 2001) ......     (34,093)     (35,095)     (35,342)
                                          ---------    ---------    ---------

Balance at end of year ................   $ 179,395    $ 169,503    $ 163,317
                                          =========    =========    =========

Comprehensive Income:
Balance at beginning of year ..........      (1,732)          --           --

FAS 133 transition adjustment .........          --           --       (1,896)

Change in fair value:
  Derivative instruments ..............          88           19        2,691
  Investments .........................       1,282       (1,394)          --

Reclassification adjustments for losses
  (gains) recognized in net income ....          55         (357)        (795)
                                          ---------    ---------    ---------

Balance end of year ...................   $    (307)   $  (1,732)   $      --
                                          =========    =========    =========

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

                                             Year ended December 31,
                                         2003         2002         2001
                                         ----         ----         ----
Operating Revenues
  Electric ........................   $ 457,395    $ 427,978    $ 428,346
  Natural gas .....................     123,306      105,343      110,296
                                      ---------    ---------    ---------
      Total Operating Revenues ....     580,701      533,321      538,642
Operating Expenses
  Operation:
  Purchased electricity ...........     267,916      252,030      209,033
  Fuel used in electric generation          841          757       15,406
  Purchased natural gas ...........      76,452       61,672       63,330
  Other expenses of operation .....     107,105       92,246      106,812
  Depreciation and amortization
  (Note 1) ........................      27,275       25,350       26,813
  Taxes, other than income tax ....      31,725       38,396       50,170
  Federal and State income tax
  (Note 4) ........................      25,478       21,056       17,743
                                      ---------    ---------    ---------
    Total Operating Expenses ......     536,792      491,507      489,307
                                      ---------    ---------    ---------

Operating Income ..................      43,909       41,814       49,335
                                      ---------    ---------    ---------
Other Income
  Allowance for equity funds
   used during construction
   (Note 1) .......................         436          591          429
  Federal and State income tax
   (Note 4) .......................      (1,503)        (634)      25,380
  Interest on regulatory assets and
   other interest income ..........       9,974        9,102       11,517
  Other - net .....................       8,024        6,379      (13,975)
                                      ---------    ---------    ---------
    Total Other Income ............      16,931       15,438       23,351
                                      ---------    ---------    ---------

Income before Interest
  Charges .........................      60,840       57,252       72,686
                                      ---------    ---------    ---------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                    Year ended December 31,
                                                 2003        2002        2001
                                                 ----        ----        ----
Interest Charges
 Interest on mortgage bonds ................        570       2,136       5,211
 Interest on other long-term debt ..........     10,699       9,819      10,446
 Interest on regulatory liabilities and
  other interest ...........................     10,987      13,021      13,170
 Allowance for borrowed
  funds used during
  construction (Note 1) ....................       (291)       (248)       (319)
                                               --------    --------    --------
  Total Interest Charges ...................     21,965      24,728      28,508
                                               --------    --------    --------

Net Income .................................   $ 38,875    $ 32,524    $ 44,178
                                               ========    ========    ========
Dividends Declared on Cumulative
  Preferred Stock ..........................      1,387       2,161       3,230
                                               --------    --------    --------

Income Available for Common
  Stock ....................................   $ 37,488    $ 30,363    $ 40,948
                                               ========    ========    ========

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
In Thousands)

                                                      Year ended December 31,
                                                    2003       2002       2001
                                                    ----       ----       ----

Net Income .....................................   $38,875   $ 32,524    $44,178

Net unrealized gains on Marketable securities:
    Unrealized gain, net of tax
    of $(26) ...................................        --         38         --
    Less: reclassification adjustment
          for gain included in net
          income, net of tax of
          of $26 ...............................        --        (38)        --
                                                   -------   --------    -------

                     Subtotal ..................        --         --         --

Comprehensive Income ...........................   $38,875   $ 32,524    $44,178
                                                   =======   ========    =======

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF RETAINED EARNINGS AND COMPREHENSIVE INCOME (NET OF TAX)
(In Thousands)

                                                   Year ended December 31,
                                                2003        2002         2001
                                                ----        ----         ----
Retained Earnings:
Balance at beginning of  year .............   $ 10,140    $  9,777    $ 114,546

Net Income ................................     38,875      32,524       44,178

Transfer of property to Energy
   Group ..................................         --          --          (75)

Dividends declared:
  On cumulative preferred
  stock ...................................     (1,387)     (2,161)      (3,230)
   To parent - Energy Group ...............    (34,162)    (30,000)    (145,642)
                                              --------    --------    ---------
   Total Dividends Declared ...............    (35,549)    (32,161)    (148,872)
                                              --------    --------    ---------

Balance at end of year ....................   $ 13,466    $ 10,140    $   9,777
                                              ========    ========    =========

Comprehensive Income:
Balance at beginning of year ..............         --          --           --

Change in fair value of investments .......         --          38           --

Reclassification adjustments for (gains)
  losses recognized in net income .........         --         (38)          --
                                              --------    --------    ---------

Balance end of year .......................   $     --    $     --    $      --
                                              ========    ========    =========

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                              December 31,
                                                           2003          2002
ASSETS                                                     ----          ----
Utility Plant
  Electric .........................................    $  656,192    $  605,989
  Natural gas ......................................       199,221       189,143
  Common ...........................................       104,532       100,476
                                                        ----------    ----------
                                                           959,945       895,608

  Less: Accumulated depreciation ...................       309,208       297,549
                                                        ----------    ----------
                                                           650,737       598,059
  Construction work in progress ....................        56,764        76,398
                                                        ----------    ----------
    Net Utility Plant ..............................       707,501       674,457
                                                        ----------    ----------

Other Property and Plant ...........................           968           968
                                                        ----------    ----------

Current Assets
  Cash and cash equivalents ........................        12,720        54,989
  Accounts receivable from customers - net of
   allowance for doubtful accounts; $3.0 million
   in 2003 and $2.7 million in 2002 ................        37,487        35,216
  Accrued unbilled utility revenues ................         7,618         7,894
  Other receivables ................................         9,566         2,407
  Fuel, materials and supplies - at average
    cost ...........................................        16,158        12,459
  Fair value of derivative instruments .............           722         2,715
  Bond defeasance escrow ...........................            --        16,275
  Special deposits and prepayments .................        22,503        17,656
                                                        ----------    ----------
    Total Current Assets ...........................       106,774       149,611
                                                        ----------    ----------

Deferred Charges and Other Assets
  Prefunded pension costs (Note 10) ................            --       108,242
  Regulatory assets-pension plan (Note 10) .........       124,210        15,943
  Intangible asset-pension plan (Note 10) ..........        24,447            --
  Regulatory assets (Note 2) .......................        67,474        58,057
  Unamortized debt expense .........................         3,901         3,623
  Other ............................................         8,100         7,865
                                                        ----------    ----------
    Total Deferred Charges and Other Assets ........       228,132       193,730
                                                        ----------    ----------

TOTAL ASSETS .......................................    $1,043,375    $1,018,766
                                                        ==========    ==========

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

CAPITALIZATION AND LIABILITIES                               December 31,
                                                         2003           2002
                                                         ----           ----
Capitalization
 Common Stock Equity
   Common stock, $5 par value (Note 8) ...........   $    84,311    $    84,311
   Paid-in capital (Note 8) ......................       174,980        174,980
   Retained earnings .............................        13,466         10,140
   Capital stock expense .........................        (4,961)        (5,288)
                                                     -----------    -----------
    Total Common Stock Equity ....................       267,796        264,143
                                                     -----------    -----------

 Cumulative Preferred Stock (Note 8)
   Not subject to mandatory redemption ...........        21,030         21,030
   Subject to mandatory redemption ...............            --         12,500
                                                     -----------    -----------
    Total Cumulative Preferred Stock .............        21,030         33,530
                                                     -----------    -----------

 Long-term Debt net of current portion (Note 9) ..       278,880        269,877
                                                     -----------    -----------
    Total Capitalization .........................       567,706        567,550
                                                     -----------    -----------

Current Liabilities
 Current maturities of long-term debt ............        15,000         15,000
 Notes payable ...................................        16,000             --
 Accounts payable ................................        33,084         37,066
 Accrued interest ................................         4,274          4,273
 Dividends payable ...............................           242            451
 Accrued vacation and payroll ....................         5,289          4,891
 Customer deposits ...............................         5,690          5,268
 Other ...........................................         6,622          8,688
                                                     -----------    -----------
    Total Current Liabilities ....................        86,201         75,637
                                                     -----------    -----------

Deferred Credits and Other Liabilities
 Regulatory liabilities (Note 2) .................       228,058        264,874
 Operating reserves ..............................         5,043          4,912
 Deferred gain-sale of major generating assets ...         9,887         19,774
 Accrued environmental remediation costs .........        19,500         18,304
 Accrued OPEB costs ..............................        10,561          4,514
 Accrued pension costs ...........................         9,775          4,244
 Other ...........................................        12,524          4,003
                                                     -----------    -----------
  Total Deferred Credits and Other Liabilities ...       295,348        320,625
                                                     -----------    -----------

Accumulated Deferred Income Tax (Note 4) .........        94,120         54,954
                                                     -----------    -----------

TOTAL CAPITALIZATION AND LIABILITIES .............   $ 1,043,375    $ 1,018,766
                                                     ===========    ===========

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)


                                                        Year ended December 31,
                                                     2003        2002         2001
                                                     ----        ----         ----
Operating Activities
  Net Income ...................................   $ 38,875    $ 32,524    $  44,178
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation and amortization .............     28,861      26,808       28,020
     Nuclear fuel amortization .................         --          --        2,295
     Deferred income taxes - net ...............     34,169      25,984        1,765
     Deferred taxes related to sale of major
      generating assets and Nine Mile 2
      Plant write-off ..........................         --          --     (259,494)
     Provision for uncollectibles ..............      4,741       3,062        2,614
     Amortization of fossil plant incentive ....     (9,887)     (4,794)      (5,393)
     Other - net ...............................      5,605        (783)      23,346
  Changes in operating assets and
     liabilities, net:
     Accounts receivable, unbilled
       revenues and other receivables ..........    (13,895)      3,536       39,003
     Fuel, materials and supplies ..............     (3,699)      1,408       (4,668)
     Special deposits and prepayments ..........     14,239        (931)       1,334
     Contribution - prefunded pension costs ....    (10,000)    (32,000)          --
     Accrued/deferred pension costs ............    (19,698)    (19,561)     (17,304)
     Fair value of derivative instruments ......      1,993          --           --
     Accounts payable ..........................     (3,982)      4,941       (4,594)
     Accrued taxes and interest ................     (2,812)      9,004      (57,857)
     Deferred natural gas and electric costs ...     10,927       9,596       (3,388)
     Customer benefit and carrying charge -
     net .......................................    (38,844)    (23,859)      (8,509)
     Other - net ...............................     (1,247)     (2,011)      12,175
  Net cash provided by (used in) operating         --------    --------    ---------
   activities ..................................     35,346      32,924     (206,477)
                                                   --------    --------    ---------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                               2003         2002         2001
                                               ----         ----         ----
Investing Activities
 Proceeds from sale of major generating
    assets ...............................         --           --      770,835
  Mortgage receivable - sale of
   Nine Mile 2 Plant .....................      1,289       28,885      (29,688)
  Additions to plant .....................    (53,361)     (65,830)     (60,469)
  Net return of equity from subsidiaries .         --           --          (76)
  Nine Mile 2 Plant decommissioning
   trust fund (Note 3) ...................         --           --         (737)
  Other - net ............................     (2,050)        (875)      19,579
                                            ---------    ---------    ---------
  Net cash (used in) provided by investing
   activities ............................    (54,122)     (37,820)     699,444
                                            ---------    ---------    ---------

Financing Activities
  Proceeds from issuance of
    long-term debt .......................     24,000       69,000           --
  Retirement of preferred stock ..........    (12,500)     (22,500)          --
  Repayments of short-term debt ..........         --           --      (25,000)
  Retirement and redemption of
    long-term debt .......................    (15,000)          --     (147,630)
  Net borrowings of short-term debt ......     16,000           --           --
  Dividends paid on cumulative preferred
   and common stock ......................    (35,758)     (32,517)     (35,130)
  Defeasance of long-term debt ...........         --           --      (39,281)
  Special dividend to parent .............         --           --     (212,000)
  Issuance and redemption costs ..........       (235)      (1,962)      (3,341)
                                            ---------    ---------    ---------
  Net cash (used in) provided by financing
    activities ...........................    (23,493)      12,021     (462,382)
                                            ---------    ---------    ---------

Net Change in Cash and Cash
 Equivalents .............................    (42,269)       7,125       30,585
Cash and Cash Equivalents at
 Beginning of Year .......................     54,989       47,864       17,279
                                            ---------    ---------    ---------
Cash and Cash Equivalents at End
 of Year .................................  $  12,720    $  54,989    $  47,864
                                            =========    =========    =========

Supplemental Disclosure of Cash
 Flow Information
    Interest paid ........................  $  11,867    $  10,740    $  19,817
    Federal and State income taxes paid ..      2,917        5,068      269,567

  The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      This is a combined report of CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"), a wholly owned subsidiary of Energy Group. The Notes to the Consolidated Financial Statements apply to the Consolidated Financial Statements of both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, including Central Hudson. Energy Group's Consolidated Financial Statements, following a one-for-one common stock share exchange with Central Hudson effective on December 15, 1999 (the "Holding Company Restructuring"), have been prepared from Central Hudson's prior period consolidated financial statements.

      Central Hudson and the competitive business subsidiaries (as hereinafter defined) are each wholly owned, directly or indirectly, by Energy Group. Their businesses are comprised of an electric and natural gas utility, cogeneration, fuel distribution, energy management, and electric and natural gas sales.

Principles of Consolidation

      The consolidated statement of income of CH Energy Group and its subsidiaries for each of the two years ended December 31, 2002 and 2001, have been revised to present the cumulative preferred stock dividends of its subsidiary of $2.1 million and $3.2 million, respectively, as a deduction in arriving at net income from continuing operations. Net income from continuing operations, for 2002 and 2001, prior to the change in classification of such dividends, was $38.6 million ($2.37 per share) and $54.1 million ($3.30 per share), respectively. This revision had no effect on previously reported net income as such dividends were considered in arriving at net income and related per share amounts.

      Upon the Holding Company Restructuring, Central Hudson became a wholly owned subsidiary of Energy Group. Phoenix Development Company, Inc. is a wholly owned subsidiary of Central Hudson. In addition, Central Hudson Energy Services, Inc. ("CH Services") became a wholly owned subsidiary of Energy Group for the purpose of becoming the holding company parent of Central Hudson Enterprises Corporation ("CHEC"), SCASCO, Inc. ("SCASCO"), Prime Industrial Energy Services, Inc. ("Prime Industrial"), CH Syracuse Properties, Inc. ("CH Syracuse"), CH Niagara Properties, Inc. ("CH Niagara"), CH Resources, Inc. ("CH Resources"), and Greene Point Development Corporation ("Greene Point").

      In November 2002, the Boards of Directors of Energy Group and the competitive business subsidiaries approved a reorganization of the competitive business subsidiaries, effective December 31, 2002. CH Services, which had been the holding company parent of all competitive business subsidiaries of Energy Group, was merged into Energy Group, CHEC replaced CH Services as the holding company parent of Griffith Energy Services, Inc. ("Griffith") and SCASCO. In addition, Greene Point and Prime Industrial were merged into CHEC, effective the same date. CHEC, Griffith, and SCASCO are hereinafter referred to collectively as the "competitive business subsidiaries."

      See Note 2 - "Regulatory Matters" under the caption "Competitive Opportunities Proceeding Settlement Agreement" for further details regarding the Holding Company Restructuring.

      Energy Group's Consolidated Financial Statements include the accounts of Energy Group, Central Hudson, and the competitive business subsidiaries. Intercompany balances and transactions have been eliminated.

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

Revenue Recognition

      Central Hudson records revenue on the basis of meters read. In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month. The estimate covers the 30 days subsequent to the meter-read date.

      Revenues are recognized by the competitive business subsidiaries when products are delivered to customers or services have been rendered. Deferred revenues include unamortized payments from fuel oil burner maintenance contracts. These contracts require a one-time payment at inception of the contract. Also included in deferred revenues are payments received from customers who participate in budget billing programs, whose balance represents the amount paid in excess of fuel oil deliveries received at December 31. At the conclusion of the heating season, each such customer's budget billings are reconciled with their actual purchases and the accounts are settled.

Utility Plant - Central Hudson

      The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits, and an Allowance for the Funds Used During Construction ("AFDC"), as defined below. Replacement of minor items of property is included in operating expenses.

      The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service as required by the PSC.

Allowance For Funds Used During Construction

      Central Hudson's regulated utility plant includes AFDC, which is defined in applicable regulatory systems as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFDC rate was 4.50% in 2003, 6.75% in 2002, and 8.25% in 2001.

Depreciation and Amortization

      For financial statement purposes, Central Hudson's depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage values of properties. The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the applicable depreciation rates have been approved by the PSC.

      In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). One of the provisions of SFAS 143 precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson is required to use depreciation methods and rates that the PSC has approved under regulatory accounting. In accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), Central Hudson continues to accrue for the future cost of removal for its rate regulated gas and electric utility assets. For financial reporting purposes, Central Hudson has reclassified $79.3 million and $72.3 million of net cost of removal from accumulated depreciation to a regulatory liability as of December 31, 2003, and 2002, respectively.

      Central Hudson performs depreciation studies on a continuing basis and, upon approval by the PSC, periodically adjusts the depreciation rates of its various classes of depreciable property. Central Hudson's composite rates for depreciation were 3.25% in 2003, 3.20% in 2002, and 3.17% in 2001, in each case of the original cost of average depreciable property. The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31 was 32.9% in 2003, 33.4% in 2002, and 41.2% in 2001.

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

      Amortization of intangibles (other than goodwill) is computed on the straight-line method over the assets' expected useful lives. See Note 6 - "Goodwill and other Intangible Assets" for further discussion.

Cash and Cash Equivalents

      For purposes of the Consolidated Statement of Cash Flows, Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

Inventory

Inventory is valued at average cost and is comprised of the following:

                                   Energy Group       Central Hudson
                                   ------------       --------------

As of December 31,                 2003      2002      2003      2002
------------------                 ----      ----      ----      ----
(In Thousands)

Natural Gas                      $ 9,802   $ 5,977   $ 9,802   $ 5,977
Petroleum Products and Propane     2,779     2,633       505       467
Materials and Supplies             7,266     7,423     5,851     6,015
                                 -------   -------   -------   -------

Total                            $19,847   $16,033   $16,158   $12,459
                                 -------   -------   -------   -------

Investments in Marketable Securities

      Marketable securities held in 2002 and liquidated in 2003 included debt and equity instruments. Debt securities and publicly traded equity securities were classified as available-for-sale and were marked to market using the specific identification method; unrealized gains and losses were reflected in Other Comprehensive Income. The company realized a net loss of $123,000 in 2003 from the sale of these investments, and a net loss of $960,000 in 2002.

Investments in Limited Partnerships

      These investments are accounted for under the equity method. Unrealized gains and losses on these investments are recognized in Other Comprehensive Income.

Earnings Per Share

The following table presents Energy Group's basic and diluted earnings per share
(EPS) included on the consolidated income statement:

                                                                      Year ended December 31,
                                                 2003                           2002                             2001
                                                 ----                           ----                             ----
                                                                            (In Thousands)
                                       Avg.       Net                   Avg.     Net                    Avg.      Net
                                      Shares    Income     $/Share    Shares    Income     $/Share     Shares    Income    $/Share
                                      -------   -------    -------    -------   -------    -------    -------   -------    -------
Earnings applicable to Common
  Stock - Continuing Operations (1)             $43,985                         $36,453                         $50,835
Average number of common
  shares outstanding - basic           15,831        --    $  2.78     16,302        --    $  2.24     16,362        --    $  3.11
Average dilutive effect of:
  Stock Options (2) (3)                     3       (41)     (0.01)        13      (373)     (0.02)         7      (184)     (0.02)
  Performance Shares (3)                    1        --         --          1        --         --          1        --         --
                                      --------------------------------------------------------------------------------------------
Average number of common
shares outstanding - diluted           15,835   $43,944    $  2.77     16,316   $36,080    $  2.22     16,370   $50,651    $  3.09
                                      ============================================================================================

(1) Total earnings (basic) for 2002 of $41.3 million include $4.8 million or $.29 per share from discontinued operations. These earnings were not affected by the dilutive effect related to the above stock options and performance shares. In addition, the earnings for Energy Group reflect the inclusion of preferred stock dividends of Central Hudson as part of Interest and Other Charges.

(2) For 2003 and 2001, there are stock options excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock shares for each of the years presented. The number of common stock shares represented by the options excluded from the above calculation were 94,400 and 59,100 shares, respectively.

(3) See Note 11 - Stock-Based Compensation Incentive Plans for additional information regarding stock options and performance shares.

Stock-Based Compensation

      At December 31, 2003, Energy Group had a stock-based employee compensation plan that is described more fully in Note 11 - "Stock-Based Compensation Incentive Plans." As permitted by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Energy Group had previously accounted for this plan under the recognition and measurement provisions of Accounting Practices Bulletin ("APB") No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in 2001 or 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, Energy Group adopted the fair value recognition provisions of FASB 123, utilizing the modified prospective method under the provisions of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation cost recognized in 2003 is what would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Accordingly, a total compensation cost of $85,000 was recorded in 2003.

      The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                   Year Ended December 31
    (In Thousands)                              2003       2002        2001
                                                ----       ----        ----

Net income, as reported                       $ 43,985   $ 41,281    $ 50,835
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                         --        (41)       (107)
                                              --------   --------    --------

Pro forma net income                          $ 43,985   $ 41,240    $ 50,728
                                              ========   ========    ========

Earnings per share:
           Basic - as reported                $   2.78   $   2.53    $   3.11
                                              ========   ========    ========

           Basic - pro forma                  $   2.78   $   2.53    $   3.10
                                              ========   ========    ========

Income Tax

      Energy Group and its subsidiaries file consolidated federal and New York State income tax returns. Federal and state income taxes are allocated to operating expenses and to other income and deductions in the Consolidated Statement of Income. Income taxes are deferred under the liability method in accordance with SFAS 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues. For federal and state income tax purposes, Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets. For state income tax purposes, Central Hudson uses book depreciation for property placed in service in 1999 or earlier in accordance with transition property rules under
Article 9-A of the New York State Tax Law. For more information, see Note 4 - "Income Tax."

Use of Estimates

      Preparation of the financial statements in accordance with generally accepted accounting principles includes the use of estimates and assumptions by Management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimated. Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), the reserve for uncollectible accounts, other operating reserves, and unbilled revenues. Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties (as described in this note under the caption "Depreciation and Amortization"). Amortizable intangible assets include the amortization of customer lists related to CHEC's operations, which is based on an assessment of customer turnover as described in Note 6 - "Goodwill and Other Intangible Assets". Depreciation and amortization amounts included in Energy Group income for years 2003, 2002 and 2001 are $33.6 million, $31.2 million and $35.6 million, respectively.

      Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration for special collection issues. The estimates for other operating reserves are based on assessments of future obligations as it relates to injuries and damages and workers compensation claims. A summary of the activity in these reserves, including charges to expense, for years 2001 through 2003 can be found on Schedule II - Reserves for both Energy Group and Central Hudson. Unbilled revenues are determined based on the estimated sales for accounts that have not yet been billed by Central Hudson. The estimation methods used in determining the sales are the same methods used for billing customers when actual meter readings cannot be obtained. Revenues for 2003 include an estimate of $5.2 million for unbilled revenues and 2002 includes an estimate of $5.3 million.

      Estimates are also reflected for certain commitments and contingencies, where there is sufficient basis to project a future obligation. Disclosures related to same can be found in Note 13 - "Commitments and Contingencies."

Related Party Transactions

      Thompson Hine LLP (formerly Gould & Wilkie LLP) serves as general counsel to Energy Group and Central Hudson. A partner in that firm serves as Assistant Secretary of each corporation. This Assistant Secretary appointment serves to assist in closure of specified transactions in the ordinary course of business. While this partner receives no additional compensation for his role as Assistant Secretary, time spent performing the duties of Assistant Secretary is charged to Energy Group and Central Hudson on an hourly basis. The combined fees paid by Energy Group and Central Hudson to Thompson Hine LLP were $3.4 million in 2003, $2.5 million in 2002, and $3.2 million in 2001.

Parental Guarantees

      Energy Group and certain of the competitive business subsidiaries have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes. In addition, Energy Group has agreed to guarantee the post-closing obligations of CH Services under the agreement related to the sale of CH Resources, which guarantee now applies to CHEC. See Note 13 - "Commitments and Contingencies," under the caption "CHEC."

      The guarantees described have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to natural gas, heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At December 31, 2003, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $7.7 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in the Consolidated Balance Sheet.

Product Warranties

      Griffith and SCASCO offer a multi-year warranty on heating system installations and multi-year service contracts as an incentive to new heating oil delivery customers, and have recorded liabilities for the estimated costs of fulfilling their respective obligations under these warranty and service contracts. The aggregate amounts of these liabilities were approximately $830,000 and $1 million at December 31, 2003, and 2002, respectively. The accounting policy and methodology used to determine each subsidiary's liability for these product warranties is to accrue the present value of future warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which was subsequently amended in June 2000 and April 2003 by FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, respectively. As amended, SFAS 133 established accounting and reporting requirements for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities in the balance sheet with the corresponding unrealized gains or losses recognized in earnings. SFAS 133 permits the deferral of unrealized hedge gains and losses, under stringent hedge accounting provisions, until the hedged transaction is realized. SFAS 133 also provides an exception for certain derivative transactions that qualify as "normal purchases and normal sales." These are transactions that are exempt from SFAS 133 if they provide for the purchase or sale of something other than a financial or derivative instrument to be delivered in quantities for probable use or sale by the reporting entity in the normal course of business within a reasonable period of time.

      As part of its adoption of SFAS 133, Energy Group recognized a net of tax transition adjustment of $(1.9) million in Other Comprehensive Income on January 1, 2001. This amount represents the cumulative effect of a change in accounting principle for unrealized losses when certain derivatives owned by CHEC were redesignated as cash flow hedges. This adjustment was reversed by December 31, 2001, as the actual related gains and losses were realized during the period from January 2001 to December 2001. The actual gains and losses served to offset the variability in cash flows related to the transactions hedged.

      Energy Group and its subsidiaries do not enter into derivative instruments for speculative purposes.

      Central Hudson uses derivative instruments to hedge exposure to variability in the prices of natural gas and electricity and to hedge exposure to variability in interest rates for its variable rate long-term debt. The types of derivative instruments used by Central Hudson are natural gas futures and basis swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, and interest rate caps to hedge interest payments on variable rate debt. These derivatives are not designated as hedges under the provisions of SFAS 133, and derivatives existing at January 1, 2001, were not redesignated as hedges as the related gains and losses were included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses. The premium related to interest rate hedges, as well as any related actual gains, is also subject to a true-up mechanism authorized by the PSC for the variable long-term debt. The earnings impact from these derivatives is, therefore, deferred for refund to, or recovery from, customers under their respective regulatory adjustment mechanisms.

      At December 31, 2003, Central Hudson had open derivative contracts to hedge natural gas prices through October 2004, covering approximately 13.1% of Central Hudson's projected total natural gas requirements during this period. In 2003, derivative transactions were used to hedge 18.2% of Central Hudson's total natural gas supply requirements as compared to 4.3% in 2002. In its electric operations, Central Hudson had open derivatives at December 31, 2003, hedging approximately 2.5% of its required electricity supply through August 2004. In 2003, Central Hudson hedged approximately 13.7% of its total electricity supply requirements with over-the-counter ("OTC") derivative contracts as compared to 29.9% in 2002. In addition, Central Hudson has in place a number of agreements of varying terms to purchase electricity produced by its former major generating assets and other generating facilities at fixed prices. The notional amounts hedged by the derivatives and the electricity purchase agreements for 2004 and 2005 represent approximately 59% and 36%, respectively, of Central Hudson's total electricity supply requirements.

      The total fair value (net unrealized gain) of Central Hudson's derivatives at December 31, 2003, was $722,000 as compared to a fair value of $2.7 million at December 31, 2002. Fair value is determined based on market quotes for exchange traded derivatives and broker quotes for OTC derivatives. Actual net losses of $1.04 million were recorded as additional energy costs in 2003, which were recovered through Central Hudson's electric and natural gas cost adjustment clauses. This compares to a total net gain of $635,000 recorded in 2002, which served to reduce energy costs.

      The competitive business subsidiaries use derivative instruments to hedge variability in the price of heating oil purchased for resale. Griffith and SCASCO generally enter into heating oil put option contracts to hedge firm heating oil purchase commitments and also enter into call option contracts to cover forecasted heating oil supply requirements for fixed and capped price programs not hedged by firm contracts. The call options hedge commodity price increases and/or supply restrictions resulting from colder than normal weather. These derivatives are designated as either fair value hedges or cash flow hedges under the provisions of SFAS 133 and are accounted for under the deferral method with actual gains and losses from the hedging activity included in the cost of sales as the hedged transaction occurs. The put and call options entered into have been effective with no gains or losses from ineffectiveness recorded in 2003 or 2002. The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid for these derivative instruments. These premiums, which are not material, are expensed based on the change in their respective fair value. The fair values of open derivative instruments at December 31, 2003, and at December 31, 2002, were not material. Including premium costs, a net loss was recorded in 2003 and a net gain was recorded in 2002 as part of the cost or price of the related commodity transactions. The amounts recorded were not material, representing less than 1% of total petroleum costs for each of the respective years. The fair values of put and call options are determined based on the market value of the underlying commodity.

      At December 31, 2003, Griffith and SCASCO had open OTC put and call option positions covering approximately 18.1% of their combined anticipated fuel oil supply requirements for the period January 2004 through June 2004. In 2003, derivative transactions were used to hedge 12.3% of total fuel oil requirements as compared to 6.4% in 2002.

      In addition to the above, Central Hudson, Griffith, and SCASCO have entered into weather derivative contracts, beginning with the 2001-2002 heating season, to hedge the effect on earnings of significant variances in weather conditions from normal patterns. These weather derivatives are entered into for the heating season, which runs from November through March. In addition, Central Hudson has entered into similar contracts for the cooling season, which runs from June through August. Weather derivative contracts are not subject to the provisions of SFAS 133 and are accounted for in accordance with Emerging Issues Task Force ("EITF") Statement 99-2, Accounting for Weather Derivatives. In 2003, due to the colder than normal weather, payments were made to counter-parties by Central Hudson, Griffith, and SCASCO totaling $3.6 million and in 2002 a total net payment of $363,000 was made to counter-parties. In each case these amounts partially offset variations in revenues experienced due to the actual weather patterns that occurred in each period. Weather derivative contracts are currently in place to cover the months of January, February, and March 2004, with an aggregate settlement cap of $5.3 million.

New Accounting Standards and Other FASB Projects - Standards Implemented

      Asset Retirement Obligations

      SFAS 143 was initiated in 1994 as a project to account for the costs of nuclear decommissioning and the FASB later expanded its scope to include similar closure or removal-related costs in other industries that are incurred at any time during the life of an asset. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is shown at its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for the calendar year that began January 1, 2003. Its implementation has not had a material impact on Energy Group or Central Hudson's financial condition, results of operations, or cash flows. See this note under the caption "Depreciation and

Amortization" for additional discussion of SFAS 143. As described therein, as required by SFAS 143, Central Hudson has reclassified $79.3 million from accumulated depreciation to a regulatory liability account for the year ended December 31, 2003, and $72.3 million for the year ended December 31, 2002.

      Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - SFAS 150

      On May 30, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability or asset, in some circumstances, including financial instruments issued in the form of shares that are mandatorily redeemable - that is, placing an unconditional obligation on its issuer to redeem it by a transfer of assets by its issuer at a specified or determined date(s) or upon an event that is certain to occur.

      SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities.

      Central Hudson had two issues of mandatorily redeemable preferred stock, and Central Hudson adopted SFAS 150 effective July 1, 2003. Therefore, dividends related to this preferred stock for the quarter ended September 30, 2003, were recorded as interest charges. On October 1, 2003, Central Hudson redeemed the $12.5 million balance of this mandatorily redeemable preferred stock. These changes did not have a material impact on Energy Group's or Central Hudson's financial condition, results of operations, or cash flows.

      Lease Arrangements

      In May 2003, the EITF reached consensus on Issue No. 01-8, Determining Whether an Arrangement Contains a Lease ("EITF 01-8"). Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant, or equipment must be evaluated to determine whether they contain a lease. For Energy Group, the new rules went into effect July 1, 2003, and are applicable to contracts entered into or modified after that date. Energy contracts entered into by Central Hudson and CHEC, depending on the facts and circumstances, could be subject to the accounting guidance set forth by EITF 01-8. However, its implementation has not and is not expected to materially impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at this time.

      Pension and Other Postretirement Benefits

      On December 23, 2003, the FASB issued its revised version of Statement No. 132, Employees' Disclosures About Pensions and Other Postretirement Benefits ("SFAS 132"), providing new disclosure requirements for pensions and other postretirement benefits. The objective of SFAS 132 is to provide additional disclosure information that is useful in evaluating plan assets, obligations, and pension costs, including associated risks that may impact future earnings and cash flows, so that users can develop a clearer picture regarding the status and health of a company's plan. SFAS 132 contains requirements to provide reconciliation of beginning and ending balances of the fair value of plan assets and benefit obligations. In addition, key elements such as target allocations, investment strategies, measurement dates, actual return on assets, benefit payments, employer contributions and participant contributions, and assumed discount rates are now required to be disclosed. The provisions of SFAS 132 are effective for the fiscal years ending on or after December 15, 2003, and have been adopted by Energy Group. (See Note 10 - "Post-Employment Benefits").

New Accounting Standards and Other FASB Projects - Standards to be Implemented

      Property, Plant and Equipment

      During the second quarter of 2001, the FASB issued an Exposure Draft entitled Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment. This Exposure Draft would amend certain APB Opinions and FASB Statements to incorporate changes resulting from the issuance of a proposed American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. This project would amend certain APB Opinions and FASB Statements to incorporate changes that would result from the final issuance of the proposed AICPA SOP, Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. This project also would amend APB Opinion No. 28, Interim Financial Reporting so that the provision of the proposed SOP that would require certain costs to be charged to expense as incurred also would apply to interim periods. The Accounting Standards Executive Committee ("AcSEC"), at its September 2003 meeting, approved for final issuance the SOP, Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment, subject to AcSEC's positive clearance and FASB clearance. AcSEC expects to issue the SOP in the first quarter of 2004. Its implementation is not expected to have a material impact on Energy Group or Central Hudson's financial condition, results of operations, or cash flows.

Reclassification

      Certain amounts in the 2002 and 2001 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

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

      The Agreement, which expired on June 30, 2001, included the following major provisions which survive its expiration date: (i) certain limitations on ownership of electric generation facilities by Central Hudson and its affiliates in Central Hudson's franchise territory; (ii) standards of conduct in transactions between Central Hudson, Energy Group, and the competitive business subsidiaries; (iii) prohibitions against Central Hudson making loans to Energy Group or any other subsidiary of Energy Group and on Central Hudson guaranteeing debt of Energy Group or any other subsidiary of Energy Group; (iv) limitations on the transfer of Central Hudson employees to Energy Group or other Energy Group subsidiaries, and the use of

Central Hudson officers in common with Energy Group or other Energy Group subsidiaries; (v) certain dividend payment restrictions on Central Hudson, and
(vi) treatment of savings up to the amount of an acquisition's or merger's premium or costs flowing from a merger with another utility company.

Regulatory Accounting Policies

      Central Hudson follows generally accepted accounting principles which, for regulated public utilities, include SFAS 71, Accounting for the Effects of Certain Types of Regulation. Under SFAS 71, regulated companies apply AFDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities (see Note 2 under the caption "Summary of Regulatory Assets and Liabilities") when it is probable that those costs and credits will be recoverable through the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities are then either eliminated by offset or reflected in the income statement in the period in which the same amounts are reflected in rates. In addition, current accounting practices reflect the regulatory accounting authorized in the most recent Settlement Agreement or Rate Order.

Sales of Major Generating Assets

      Pursuant to the Agreement, on January 30, 2001, Central Hudson, after a competitive bidding process, sold its Danskammer Point Steam Electric Generating Station ("Danskammer Plant") and its interest in the Roseton Electric Generating Station ("Roseton Plant") to affiliates of Dynegy Power Corp. (collectively, "Dynegy") for $713 million. By Order issued and effective October 26, 2001 ("Nine Mile 2 Order"), the PSC authorized the sale of Central Hudson's interest in the Nine Mile 2 Nuclear Generating Plant ("Nine Mile 2 Plant"). The Danskammer Plant, the Roseton Plant, and the Nine Mile 2 Plant are referred to collectively herein as the "major generating assets." On November 7, 2001, Central Hudson sold its interest in the Nine Mile 2 Plant to an affiliate of Constellation Nuclear LLC ("Constellation") for approximately $58.2 million, of which $28.4 million was paid in cash with the remaining principal to be paid under a five-year, 11% promissory note, all subject to certain post-closing adjustments. On April 12, 2002, Constellation elected to pay the then remaining balance of $29.8 million on the promissory note. Central Hudson's net gain, after-tax, from these sales was used to recover the book value and the net regulatory assets related to Central Hudson's interests in its major generating assets.

      Despite these sales, Central Hudson remains obligated to supply electricity to its retail electric customers. Under the Agreement, Central Hudson's retail customers may elect to procure electricity from third party suppliers, or may continue to rely on Central Hudson. No prediction can be made as to the amount of service that Central Hudson will be obligated to provide or the cost or availability of electricity to satisfy Central Hudson's retail customers' requirements. To partially supply these customers, Central Hudson entered into a Transition Power Agreement ("TPA") with Dynegy to purchase capacity and energy from January 30, 2001, through October 31, 2003. On August 2, 2002, Central Hudson exercised an option to extend the TPA through October 31, 2004. Central Hudson also entered into an agreement with Constellation to purchase capacity and energy from the Nine Mile 2 Plant during the ten-year period beginning on the sale of Central Hudson's interest in the Nine Mile 2 Plant on November 7, 2001. In the case of each of the TPA and the Constellation agreements, electricity will be purchased at defined prices that escalate over the lives of the respective contracts. The capacity and energy supplied under these two agreements in 2003 was sufficient to supply approximately 44% of Central Hudson's retail customer requirements. On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005, to and including December 31, 2007. On April 23, 2003, Central Hudson entered into an agreement with Entergy Nuclear Fitzpatrick, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2004, to and including December 31, 2004.

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson's regulatory assets and liabilities:

At December 31,                                       2003         2002
--------------------------------------------------------------------------
Regulatory Assets (Debits):                             (In Thousands)
Deferred pension costs undercollection
 (Note 10) ......................................   $ 124,210    $  15,943
Carrying charges - pension reserve (Note 10) ....      18,026        8,863
Deferred manufactured gas sites (Note 13) .......      14,360       12,760
Deferred OPEB costs undercollection
 (Note 10) ......................................       9,226        2,617
Deferred debt expense on reacquired debt
 (Note 9) .......................................       8,603        9,489
Income taxes recoverable
 through future rates ...........................       5,410        1,519
Deferred purchased electric and natural gas costs
 (Note 1) .......................................       4,432       15,359
Other ...........................................       7,417        7,450
                                                    ---------    ---------
 Total Regulatory Assets ........................   $ 191,684    $  74,000
                                                    ---------    ---------

Regulatory Liabilities (Credits):
Customer benefit fund ...........................   $ 133,043    $ 171,887
SFAS 143 - accumulated cost of removal ..........      79,300       72,800
Deferred Nine Mile 2 Plant costs overcollection .       1,960        1,508
SFAS 133 - deferred change in fair value
 (Note 1) .......................................         722    $   2,715
Income taxes refundable .........................         463        1,568
Other ...........................................      12,570       14,396
                                                    ---------    ---------
 Total Regulatory Liabilities ...................   $ 228,058    $ 264,874
                                                    ---------    ---------

   Net Regulatory Liabilities ...................   $ (36,374)   $(190,874)
                                                    =========    =========

      The significant regulatory assets and liabilities include:

      Deferred Pension Costs Undercollection: As discussed further in Note 10, the amount for 2003 includes $83.6 million related to the accounting required under SFAS 87 for recording a minimum pension liability. The remaining $40.6 million is the cumulative undercollected pension costs owed by customers.

      Carrying Charges - Pension Reserves: Under the policy of the PSC regarding pension costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to the Retirement Plan.

      Income Taxes Recoverable/Refundable: The adoption of SFAS 109 in 1993 increased Central Hudson's net deferred taxes. As it is probable that the related balances will be either recoverable from or refundable to customers, Central Hudson established a net regulatory asset for the recoverable future taxes and a net regulatory liability for balances refundable to customers. The SFAS 109 amounts related to the major generating assets were eliminated at the time of the sales of Central Hudson's interests in the respective plants, with no impact on earnings.

      Customer Benefit Fund: The Agreement required that Central Hudson make available $10 million per calendar year of the Agreement in a Customer Benefit Fund to fund rate reductions and retail access options. Funding sources included $3 million from shareholder sources, $3.5 million from fuel cost savings generated by the installation of a coal dock unloading facility at the Danskammer Plant, and $3.5 million from deferred credits related to the reconciliation of rate allowances compared to actual costs for pension and other post-employment benefit costs. The Agreement also stipulated that unused funds accumulated to the end of the Agreement's term be used to offset strandable costs or to provide other benefits to ratepayers. The terms of the Customer Benefit Fund were later supplemented as described under the caption "Rate Proceedings - Electric and Natural Gas."

      SFAS 143 - Accumulated Cost of Removal: The adoption of SFAS 143 resulted in a reclassification of $79.3 million and $72.8 million for 2003 and 2002, respectively, from accumulated depreciation. This amount represents the future cost of removing assets upon retirement and was reclassified from the accumulated depreciation account to a regulatory liability account.

      Deferred Nine Mile 2 Plant Costs: The PSC Order on Nine Mile 2 Plant Operating and Capital Forecast for 1996 ("Supplement No. 5") provided for the deferral of the difference between actual and authorized operating and maintenance expenses for the Nine Mile 2 Plant. Central Hudson's interest in the Nine Mile 2 Plant was sold in November 2001. The regulatory liability recorded represents the residual overcollection balance and related carrying charges due to customers.

Rate Proceedings - Electric and Natural Gas

      On August 1, 2000, Central Hudson filed an electric and natural gas case with the PSC. On August 21, 2001, after full evidentiary hearings, several public hearings, and numerous negotiation sessions, a joint proposal ("Joint Proposal") was filed by Central Hudson, the Staff of the PSC, and other parties to the case.

      On October 25, 2001, the PSC issued its Order Establishing Rates in the proceeding ("Rate Order") incorporating the provisions of the Joint Proposal. New rates became effective November 1, 2001. All accounting related to the rate proceeding and any offsetting balances, which would have resulted as if the new rates had been in effect on July 1, 2001, were reconciled.

      Significant terms and conditions of the Joint Proposal and the Rate Order are: (i) a three year term, beginning July 1, 2001, with a Central Hudson option to extend the Rate Order for up to two additional years; (ii) electric delivery rates were reduced by 1.2% and then frozen at rates in effect on June 30, 2001, for the remainder of the term of the Rate Order and natural gas delivery rates were frozen for the term of the Rate Order; (iii) Central Hudson will continue to purchase electricity and natural gas for its full service customers and will recover these costs from customers through energy adjustment mechanisms; (iv) customer charges were and will be increased and volumetric delivery charges were reduced; (v) customer bills will be formatted to show the market price of electricity in order to encourage competition and enhance customer migration to third party energy suppliers; (vi) electric customers will receive refunds of $25 million in aggregate for each of the first three years the Rate Order is effective; (vii) Central Hudson will be allowed a base return on equity ("ROE") of 10.3% on the equity portion of its rate base (approximately $250 million); (viii) the common equity ratio will be capped, for purposes of the PSC's ROE calculation, at 47% in the first year of the Rate Order and decline 1% per year in each of the following two years; (ix) earnings above the 10.3% base ROE will be retained by Central Hudson up to 11.3%, with an equal sharing of earnings between customers and Central Hudson, between 11.3% and 14%, and earnings above 14% will be added to the Customer Benefit Fund; (x) the establishment of customer service standards with associated penalties if standards are not met and enhanced low income and customer education programs; and (xi) excess proceeds from the sales of Central Hudson's interests in its major generating assets and net deferred regulatory accounts approximating $169 million (net of tax) were made available for the Customer Benefit Fund and a portion of such Fund was directed to be used as follows:

            1)  Customer refunds               $45.0 million (net of tax)
            2)  Rate base reduction            $42.5 million (net of tax)
            3)  Enhanced electric
                reliability program            $13.0 million (net of tax)
            4)  Offset of manufactured gas
                plant site remediation costs   $12.6 million (net of tax)

      Also included in the Rate Order and the Nine Mile 2 Order were approval for Central Hudson to recognize $19.8 million of tax benefits related to the sales of its interests in its major generating assets, offset by $11.4 million of after-tax contributions by Central Hudson to the Customer Benefit Fund, or a net benefit to shareholders of $8.4 million, which amount was recorded in the fourth quarter of 2001. Central Hudson has or will additionally recognize net income for shareholders under a prior PSC regulatory settlement as follows: $2.9 million in 2002, $5.9 million in 2003, and $5.9 million in 2004. These tax benefits and prior settlement-related amounts are excluded from the earnings that are subject to the ROE sharing formula described above.

      Expiring Amortization: Under a prior PSC regulatory settlement related to the sales of Central Hudson's interests in its major generating assets, a portion of the gain recognized on the sales is being recorded as net income over a four-year period which commenced in 2001. Amounts recorded or to be recorded by year, net of tax, are as follows: 2001 - $3.2 million, 2002 - $2.9 million, 2003 - $5.9 million, and 2004 - $5.9 million. Energy Group is seeking to use its cash reserves and debt capacity to make investments with a view to produce new earnings intended to replace, in whole or in part, the income from the sales of Central Hudson's major generating assets. In this connection, Energy Group is actively seeking new energy-related investments that provide diversification and offer attractive returns with acceptable risks. Such opportunities may include, but are not limited to, currently operating assets that use proven technology and have a relatively stable customer base such as electric generating plants and natural gas pipelines, in either case with a significant portion of their output under long-term contract. Energy Group also may use its cash reserves to repurchase shares of its common stock. Such repurchases, depending on the number and average price of shares repurchased, could have the effect of offsetting a substantial portion of the earnings per share impact of the expiring amortization noted above.

      On October 3, 2002, the PSC issued two additional orders in the electric rate proceeding. The first such order authorized and directed Central Hudson to refund to its electric customers an additional $10 million in aggregate from the Customer Benefit Fund over the period November 1, 2002, through June 30, 2004. The second such order authorized the implementation of an $11 million Economic Development Program to be funded from the Customer Benefit Fund over a period of five years.

      On October 23, 2003, the PSC issued an order establishing further procedures in the electric rate proceeding. The order directed Central Hudson to participate in a collaborative proceeding beginning November 1, 2003, to (i) address the uses of the Customer Benefit Fund credits after June 30, 2004, and
(ii) address the continuation of programs to promote retail competition and service quality. Central Hudson was directed to make a filing by March 1, 2004, detailing proposals where consensus was reached among the parties and identifying areas where consensus was not reached. Central Hudson has participated in a number of meetings pursuant to this order but cannot predict the outcome of these discussions.

FERC Restructuring and Independent System Operator

      In its Order No. 888 ("Order 888"), the FERC directed jurisdictional transmission owners to restructure their operations to promote open transmission access. As proposed in response to Order 888 and as approved by the FERC, on December 1, 1999, the New York State Independent System Operator ("NYISO") was created and given responsibility for the operation of the New York State transmission system.

      The NYISO is a not-for-profit New York corporation open to buyers, sellers, consumers, and transmission owners, each of which are represented on its Management Committee. As part of the restructuring, a New York State Reliability Council ("Reliability Council") was also established. The Reliability Council is governed by a committee comprised of transmission owners and representatives of buyers, sellers, and consumer and environmental groups. The Reliability Council promotes and preserves the reliability of the bulk power system within New York State through its promulgation of reliability rules; the NYISO develops the procedures necessary to operate the system within those reliability rules. Central Hudson is a member of the NYISO and the Reliability Council.

      In its Order No. 2000 ("Order 2000"), the FERC directed all utilities subject to its jurisdiction under the Federal Power Act that belong to an Independent System Operator ("ISO") to make a filing on or before January 15, 2001, addressing the extent to which that ISO conforms to the minimum characteristics and functions of a Regional Transmission Organization ("RTO"), a plan for such conformation, and any obstacles to full compliance with the FERC's RTO requirements. A compliance filing was made by the six jurisdictional New York State transmission owners (including Central Hudson) and the NYISO which demonstrated that the NYISO would satisfy all of FERC's RTO requirements. Upon review of this compliance filing, the FERC issued an order determining that the NYISO does not satisfy the RTO requirements set forth in Order 2000.

      On November 7, 2001, the FERC issued an "Order Providing Guidance on Continued Processing of RTO Filings" under which the FERC intends to complete the RTO effort using two parallel tracks to resolve business and process issues relating to: (i) geographic scope and governance of qualifying RTOs across the nation, and (ii) transmission tariff and market design rulemaking for public utilities, including RTOs, to accomplish the objectives of Order 2000.

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

      In order to address concerns raised by various parties, on April 28, 2003, the FERC issued a white paper entitled "Wholesale Power Market Platform" ("White Paper") identifying changes to its proposed market design rules. In addition, the White Paper announced a series of regional technical conferences to further discuss market design issues with the states and market participants. The technical conference for New York was held on October 20, 2003.

      At this time the FERC has not identified a date for issuance of a final rule on Standard Market Design ("SMD"). Legislation currently before Congress includes a provision delaying implementation of SMD until at least 2007.

      Recently the NYISO has undertaken an initiative to develop a more comprehensive electric system planning process for New York State. The PSC and market participants, including Central Hudson, are participating in this effort.

      No prediction can be made as to the outcome of the FERC electric restructuring effort or the NYISO planning process initiative.

NOTE 3 - NINE MILE 2 PLANT

General

      The Nine Mile 2 Plant, formerly owned as tenants-in-common by Central Hudson (9% interest), Niagara Mohawk Power Corporation ("Niagara Mohawk") (41% interest), New York State Electric and Gas Corporation ("NYSEG") (18% interest), Long Island Lighting Company, d/b/a Long Island Power Authority (18% interest), and Rochester Gas and Electric Corporation ("Rochester") (14% interest), is located in Oswego County, New York and has a rated net capability of 1,143 megawatts. As described in Note 2 herein, Central Hudson, together with Niagara Mohawk, NYSEG, and Rochester, sold its interest in the Nine Mile 2 Plant to an affiliate of Constellation on November 7, 2001.

      The output of the Nine Mile 2 Plant was shared among, and its operating expenses allocated among, the cotenants in the same proportions as the cotenants' respective ownership interests. Central Hudson's share of direct operating expense for the Nine Mile 2 Plant was included in the appropriate expense classifications in the Consolidated Statement of Income.

      As part of an agreement with Constellation, Central Hudson will buy, at negotiated prices, approximately 8% of the output of the Nine Mile 2 Plant over the period beginning November 7, 2001, and ending November 30, 2011. Following the expiration of this purchase agreement, a Revenue Sharing Agreement with Constellation begins, which will provide Central Hudson with a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021.

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

      As part of the sale of the Nine Mile 2 Plant, the external decommissioning fund amounting to $14.7 million and the obligation of the selling owners for decommissioning were transferred to Constellation on November 7, 2001, subject to possible post-closing adjustments, which were finalized for immaterial amounts in 2003.

NOTE 4 - INCOME TAX

      Energy Group and its subsidiaries file a consolidated federal and New York State income tax return. The subsidiaries also file state income tax returns in those states in which they conduct business.

      In 2000, New York State law was changed such that Central Hudson and other New York State utilities became subject to an income-based state income tax. The tax law repealed the three-quarter percent (0.75%) tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced it with an income-based tax under Article 9-A of the New York State Tax Law. The Article 9-A state income tax obligation is recovered from Central Hudson customers as a revenue tax, and this treatment will continue until such time that the PSC includes this obligation in the base rates of Central Hudson in the same manner as Central Hudson's federal income tax obligation is already included.

      See Note 2 - "Regulatory Matters - Summary of Regulatory Assets and Liabilities" for additional information regarding Energy Group and its subsidiaries' income taxes.

Components of Income Tax

      The following is a summary of the components of state and federal income taxes for Energy Group as reported in its Consolidated Statement of Income:

                                                       2003        2002         2001
                                                       ----        ----         ----
                                                              (In Thousands)
Charged to operating expense:
 Federal income tax ..............................   $ (4,139)   $ (4,687)   $ 225,061
 State income tax ................................         (5)     (1,242)      22,250
 Federal income tax from
   discontinued operations .......................         --       2,939           --
 State income tax from
   discontinued operations .......................         --         923           --
 Deferred federal income tax .....................     28,345      23,385     (207,867)
 Deferred state income tax .......................      3,078       3,290      (21,665)
                                                     --------    --------    ---------
  Income tax charged to
   operating expense .............................     27,279      24,608       17,779
                                                     --------    --------    ---------
Charged (credited) to other income and deductions:
 Federal income tax ..............................        606       4,372        6,349
 State income tax ................................       (124)     (1,855)         549
 Deferred federal income tax .....................      2,283        (911)     (26,963)
 Deferred state income tax .......................        391         (58)      (1,052)
                                                     --------    --------    ---------
  Income tax charged (credited) to
   other income and deductions ...................      3,156       1,548      (21,117)
                                                     --------    --------    ---------
  Total income tax ...............................   $ 30,435    $ 26,156    $  (3,338)
                                                     ========    ========    =========

      The 2001 deferred federal income tax credited to other income includes recognition of investment tax credits in the amount of $18.8 million upon the sales of Central Hudson's interests in its major generating assets. In 2003, federal and state income taxes applicable to Energy Group are reported in other income instead of operating expense. Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

      Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Energy Group Consolidated Statement of Income:

                                        2003         2002          2001
                                        ----         ----          ----
                                                (In Thousands)

Net income ........................   $ 43,985     $ 41,281     $  50,835
Preferred stock dividend of Central
 Hudson ...........................      1,387        2,161         3,230
Federal income tax ................     (3,533)       2,624       231,410
State income tax ("SIT") ..........       (129)      (2,174)       22,799
Deferred federal income tax .......     30,628       22,474      (234,830)
Deferred state income tax .........      3,469        3,232       (22,717)
                                      --------     --------     ---------
 Income before taxes ..............   $ 75,807     $ 69,598     $  50,727
                                      ========     ========     =========

Computed federal tax @ 35%
 statutory rate ...................   $ 26,532     $ 24,359     $  17,754
SIT net of federal tax benefit ....      3,696        3,393         2,638
 Tax depreciation .................      3,736        2,907         1,986
 Amortized investment tax credits .       (363)        (415)      (19,244)
 Other ............................     (3,166)      (4,088)       (6,472)
                                      --------     --------     ---------
 Total income tax .................   $ 30,435     $ 26,156     $  (3,338)
                                      ========     ========     =========

 Effective tax rate - federal .....       35.7%        36.1%         (6.7%)
 Effective tax rate - state .......        4.4%         1.5%           .1%
                                      --------     --------     ---------
 Effective tax rate - combined ....       40.1%        37.6%         (6.6%)
                                      ========     ========     =========

      The following is a summary of the components of deferred taxes at December 31, 2003, and December 31, 2002, as reported in Energy Group's Consolidated Balance Sheet:

                                                           2003           2002
                                                           ----           ----
Accumulated Deferred Income                                   (In Thousands)
 Tax Assets:
  Customer Benefit Fund ..........................       $ 43,332       $ 62,232
  Future tax benefits on investment
    tax credit basis difference ..................          1,794          1,990
  Unbilled revenues ..............................          8,541          7,927
  Other ..........................................         34,885         30,208
                                                         --------       --------
 Accumulated Deferred Income
 Tax Assets ......................................       $ 88,552       $102,357
                                                         --------       --------
Accumulated Deferred Income
 Tax Liabilities:
   Tax depreciation ..............................       $ 92,241       $ 79,453
   Accumulated deferred investment
    tax credit ...................................          3,332          3,695
   Future revenues - recovery of plant
   basis differences .............................          5,703          2,967
Nondeductible pension expense ....................         39,062         41,149
  Other ..........................................         44,262         30,863
                                                         --------       --------
 Accumulated Deferred Income
  Tax Liabilities ................................       $184,600       $158,127
                                                         --------       --------
 Net Accumulated Deferred Income
  Tax Liability ..................................       $ 96,048       $ 55,770
                                                         ========       ========

      The following is a summary of the components of state and federal income taxes for Central Hudson as reported in its Consolidated Statement of Income:

                                                       2003        2002         2001
                                                       ----        ----         ----
                                                              (In Thousands)
Charged to operating expense:
 Federal income tax ..............................   $ (5,522)   $ (4,440)   $ 225,240
 State income tax ................................       (423)     (1,179)      22,035
 Deferred federal income tax .....................     28,345      23,385     (207,867)
 Deferred state income tax .......................      3,078       3,290      (21,665)
                                                     --------    --------    ---------
  Income tax charged to
   operating expense .............................     25,478      21,056       17,743
                                                     --------    --------    ---------
Charged (credited) to other income and deductions:
 Federal income tax ..............................     (1,016)      1,470        2,679
 State income tax ................................       (227)        133          (44)
 Deferred federal income tax .....................      2,355        (911)     (26,963)
 Deferred state income tax .......................        391         (58)      (1,052)
                                                     --------    --------    ---------
  Income tax charged (credited) to
   other income and deductions ...................      1,503         634      (25,380)
                                                     --------    --------    ---------
  Total income tax ...............................   $ 26,981    $ 21,690    $  (7,637)
                                                     ========    ========    =========

      The 2001 deferred federal income tax credited to other income includes recognition of investment tax credits in the amount of $18.8 million upon the sales of Central Hudson's interests in its major generating assets.

Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Central Hudson Consolidated Statement of Income:

                                             2003         2002          2001
                                             ----         ----          ----
                                                     (In Thousands)

Net income .............................   $ 38,875     $ 32,524     $  44,178
Federal income tax .....................     (6,538)      (2,970)      227,919
State income tax .......................       (650)      (1,046)       21,991
Deferred federal income tax ............     30,700       22,474      (234,830)
Deferred state income tax ..............      3,469        3,232       (22,717)
                                           --------     --------     ---------
 Income before taxes ...................   $ 65,856     $ 54,214     $  36,541
                                           ========     ========     =========

Computed federal tax @ 35%
 statutory rate ........................   $ 23,050     $ 18,975     $  12,789
SIT net of federal tax benefit .........      3,210        2,643         1,900
 Tax depreciation ......................      3,736        2,907         1,986
 Amortized investment tax credits ......       (363)        (415)      (19,244)
 Other .................................     (2,652)      (2,420)       (5,068)
                                           --------     --------     ---------
 Total income tax ......................   $ 26,981     $ 21,690     $  (7,637)
                                           ========     ========     =========

 Effective tax rate - federal ..........       36.7%        36.0%        (18.9%)
 Effective tax rate - state ............        4.3%         4.0%         (2.0%)
                                           --------     --------     ---------
 Effective tax rate - combined .........       41.0%        40.0%        (20.9%)
                                           ========     ========     =========

      The following is a summary of the components of deferred taxes at December 31, 2003, and December 31, 2002, as reported in Central Hudson's Consolidated Balance Sheet:

                                                           2003           2002
                                                           ----           ----
Accumulated Deferred Income                                   (In Thousands)
 Tax Assets:
   Customer Benefit Fund .........................       $ 43,332       $ 62,232
   Future tax benefits on investment
    tax credit basis difference ..................          1,794          1,990
  Unbilled revenues ..............................          8,541          7,927
  Other ..........................................         34,885         30,208
                                                         --------       --------
 Accumulated Deferred Income
 Tax Assets ......................................       $ 88,552       $102,357
                                                         --------       --------
Accumulated Deferred Income
 Tax Liabilities:
   Tax depreciation ..............................       $ 92,241       $ 79,453
   Accumulated deferred investment
    tax credit ...................................          3,332          3,695
  Future revenues - recovery of plant
   basis differences .............................          5,703          2,967
Nondeductible pension expense ....................         39,062         41,149
Other ............................................         42,334         30,047
                                                         --------       --------
 Accumulated Deferred Income
  Tax Liabilities ................................       $182,672       $157,311
                                                         --------       --------
 Net Accumulated Deferred Income
  Tax Liability ..................................       $ 94,120       $ 54,954
                                                         ========       ========

NOTE 5 - ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

      In January 2003, Griffith acquired certain assets of two companies for $7.5 million. The amount charged to intangible assets (including goodwill) was $6.9 million, of which $3.7 million was charged to goodwill. During 2002, Griffith acquired the operating assets of two companies. The total amount paid for these assets was $1.5 million. These acquisitions were accounted for using the purchase method of accounting. The amount charged to intangible assets (including goodwill) was $1.4 million, of which $0.7 million was charged to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts.

      On October 31, 2003, SCASCO completed the sale of certain assets and liabilities related to its natural gas business unit. Energy Group recognized an after-tax gain on the sale of approximately $181,000. This disposition is not expected to materially impact the future financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

      On December 21, 2001, CH Services entered into an agreement to sell all of its stock ownership interest in CH Resources and its subsidiaries, CH Syracuse and CH Niagara (together "CH Resources"), to WPS Power Development, Inc., a Wisconsin corporation. The sale closed on May 31, 2002.

      The CH Resources sale was accounted for in accordance with APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and EITF Abstract 85-36, Discontinued Operations with Expected Gain and Interim Operating Losses. CH

Resources' principal assets at the sale closing date were long-term leasehold interests in three electric generating facilities and ownership interests in various fuel, spare parts, and other inventories, consisting in aggregate fixed assets of $32.3 million, inventory of $3.2 million, and other assets of $7.1 million. The sale proceeds of $58.4 million resulted in a gain of $7.0 million (net of income taxes of $5.2 million). A net operating loss of $2.2 million (net of an income tax benefit of $1.4 million) was recorded in 2002. Therefore, the net income from discontinued operations in 2002 was $4.8 million, or $.29 per share.

      In December 2001, CH Resources, in accordance with the accounting pronouncements noted above, deferred a net operating loss of $293,000 for offset against the expected gain on the date of disposal. This operating loss is included in the $2.2 million loss from discontinued operations recognized in 2002. The Consolidated Income Statement for Energy Group for the year ended December 31, 2001, does not include the December 2001 operating results of CH Resources.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill, customer lists, and covenants not to compete associated with acquisitions are included in intangible assets. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition. In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized against earnings, but instead be periodically reviewed for impairment. The amortization of goodwill related to all acquisitions made by the competitive business subsidiaries ceased upon adoption of SFAS 142 by Energy Group on January 1, 2002, which favorably impacted Energy Group's results of operations by $2.2 million for the year ended December 31, 2003. Upon implementation of SFAS 142, and annually thereafter, the competitive business subsidiaries tested the intangible assets remaining on the balance sheet for impairment and confirmed that no impairment existed.

      In accordance with SFAS 142, intangible assets that have finite useful lives continue to be amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of currently experienced customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a 10-year amortization period were used, annual amortization expense would increase by approximately $780,000. The useful life of a covenant not to compete is based on the term of each covenant, generally between two to ten years.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

                                         December 31, 2003                December 31, 2002
                                         -----------------                -----------------
                                   Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                       Amount       Amortization       Amount       Amortization
                                   --------------   ------------   --------------   ------------
Customer Lists .............          $38,371          $7,609          $36,287          $5,932
Covenants Not To Compete ...            1,439             683            1,439             506
                                      -------          ------          -------          ------
Total Amortizable
Intangibles ................          $39,810          $8,292          $37,726          $6,438
                                      =======          ======          =======          ======

      Amortization expense was $2.9 million for both years ended December 31, 2003, and 2002 and $5.1 million for 2001. The estimated amortization expense for each of the next five years, assuming no new acquisitions, is as follows (thousands of dollars):

                         2004                $2,704
                         2005                $2,696
                         2006                $2,676
                         2007                $2,662
                         2008                $2,646

      The carrying amount for goodwill not subject to amortization was $50.5 million and $46.7 million, as of December 31, 2003, and December 31, 2002, respectively. During 2002, the competitive business subsidiaries recognized an impairment loss on goodwill of $92,000 associated with assets purchased from an energy services company specializing in energy efficiency projects; this loss is included in Other Expenses of Operations - Competitive Business Subsidiaries. The impairment was caused by negative cash flows and the loss of key employees relating to the assets acquired. The competitive business subsidiaries retested the intangible balance at December 31, 2003, and found no further impairment.

      Pro forma earnings of Energy Group as a result of the changes associated with SFAS 142 were as follows:

                                                For the Year
                                             Ended December 31
                                             -----------------
                                         2003       2002       2001
                                         ----       ----       ----
Net Income:
    As reported ....................   $ 43,985   $ 41,281   $ 50,835
    Add back goodwill amortization .         --         --      1,598
                                       --------   --------   --------
    Pro forma net income ...........   $ 43,985   $ 41,281   $ 52,433

Earnings per Share (basic):
    As reported ....................   $   2.78   $   2.53   $   3.11
    Add back goodwill amortization .         --         --        .09
                                       --------   --------   --------
    Pro forma earnings per share ...   $   2.78   $   2.53   $   3.20

NOTE 7 - SHORT-TERM BORROWING ARRANGEMENTS

      In November 2003, Energy Group entered into a $75 million revolving credit agreement with several commercial banks. The credit facility and available cash are currently earmarked for the acquisition of energy-related assets as further described in Note 2 - "Regulatory Matters," in the discussion regarding Rate Case Proceedings.

      Pursuant to PSC authorization, Central Hudson entered into a $75 million revolving credit facility with several commercial banks through June 30, 2004 ("Borrowing Agreement"). Compensating balances are not required under the Borrowing Agreement. In addition, Central Hudson maintains a confirmed line of credit of $1 million with a regional bank. There were no outstanding loans under the Borrowing Agreement or the line of credit at December 31, 2003, or 2002. In order to diversify its sources of short-term financing, Central Hudson has entered into short-term credit facility agreements with several commercial banks. At December 31, 2003, Central Hudson had $16.0 million in short-term debt outstanding and had cash and cash equivalents, including investments in short-term securities, of $12.7 million. The PSC limits the amount Central Hudson may have outstanding, at any time, under all of its short-term borrowing arrangements to $77 million in the aggregate. This PSC authorization expires June 30, 2004. Central Hudson currently has a financing petition filed with the PSC to provide for future financing authorization.

      For years ended 2003 and 2002, Central Hudson had an average daily amount of short-term debt outstanding of $7.2 million and $1.5 million, respectively. The weighted-average interest rate for borrowing was 1.41% for 2003 and 2.15% for 2002.

      The competitive business subsidiaries have a line of credit totaling $25 million. There were no borrowings against this line of credit at December 31, 2003.

      At December 31, 2003, Energy Group had $16.0 million in short-term debt outstanding. Cash and cash equivalents for Energy Group, including investments in short-term securities, were $125.8 million at December 31, 2003.

NOTE 8 - CAPITALIZATION - ENERGY GROUP CAPITAL STOCK

Common Stock, $.10 par value; 30,000,000 shares authorized:

                                                   Common Stock
                                             -------------------------      Paid-In      Treasury    Capital Stock
                                               Shares         Amount        Capital        Stock        Expense
                                             Outstanding       ($000)        ($000)        ($000)       ($000)
                                             -----------     ---------     ---------     ---------   -------------
January 1, 2001 .........................     16,362,087     $   1,686     $ 351,230     $ (18,766)    $  (1,232)
Amortization ............................             --            --            --            --            74
                                             -----------     ---------     ---------     ---------     ---------
December 31, 2001 .......................     16,362,087         1,686       351,230       (18,766)       (1,158)
                                             -----------     ---------     ---------     ---------     ---------
Repurchased under Repurchase Program ....       (297,487)           --            --       (14,351)           --
Amortization ............................             --            --            --            --            42
Transfer to Regulatory Asset ............             --            --            --            --           461
                                             -----------     ---------     ---------     ---------     ---------
December 31, 2002 .......................     16,064,600         1,686       351,230       (33,117)         (655)
                                             -----------     ---------     ---------     ---------     ---------
Repurchased under Repurchase Program ....       (302,600)           --            --       (13,135)           --
Amortization ............................             --            --            --            --            15
Transfer to Regulatory Asset ............             --            --            --            --           312
                                             -----------     ---------     ---------     ---------     ---------
December 31, 2003 .......................     15,762,000     $   1,686     $ 351,230     $ (46,252)    $    (328)
                                             ===========     =========     =========     =========     =========

CAPITALIZATION - CENTRAL HUDSON CAPITAL STOCK

Common Stock, $5.00 par value; 30,000,000 shares authorized:

                                           Common Stock
                                      ------------------------      Paid-In    Capital Stock
                                         Shares       Amount        Capital       Expense
                                      Outstanding     ($000)        ($000)        ($000)
                                      -----------    ---------     ---------   -------------
January 1, 2001 ...................    16,862,087    $  84,311     $ 273,238     $  (1,232)
Dividend to Parent - Energy Group .            --           --       (98,258)           --
Amortization ......................            --           --            --            74
                                       ----------    ---------     ---------     ---------
December 31, 2001 .................    16,862,087       84,311       174,980        (1,158)
                                       ----------    ---------     ---------     ---------
Amortization ......................            --           --            --            42
Transfer to Regulatory Asset ......            --           --            --           461
                                       ----------    ---------     ---------     ---------
December 31, 2002 .................    16,862,087       84,311       174,980          (655)
                                       ----------    ---------     ---------     ---------
Amortization ......................            --           --            --            15
Transfer to Regulatory Asset ......            --           --            --           312
                                       ----------    ---------     ---------     ---------
December 31, 2003 .................    16,862,087    $  84,311     $ 174,980     $    (328)
                                       ==========    =========     =========     =========

Cumulative Preferred Stock, Central Hudson, $100 par value; 1,200,000 shares authorized:

                                                                  Shares Outstanding
                                          Final      Redemption   ------------------
                                        Redemption      Price        December 31,
                               Series      Date       12/31/03     2003       2002
                               ------      ----       --------     ----       ----
Not Subject to Mandatory
Redemption:
                                41/2%        --        $107.00     70,300     70,300
                                4.75%        --         106.75     20,000     20,000
                                4.35%        --         102.00     60,000     60,000
                                4.96%        --         101.00     60,000     60,000
                                                                  -------    -------
                                                                  210,300    210,300
                                                                  -------    -------
Subject to Mandatory
Redemption:
                                6.20%    10/1/08                       --     25,000
                                6.80%    10/1/27                       --    100,000
                                                                  -------    -------
                                                                       --    125,000
                                                                  -------    -------
                                     Total                        210,300    335,300
                                                                  =======    =======

      In October 2003, Central Hudson redeemed $2.5 million of its mandatorily redeemable 6.20% cumulative preferred stock and $10.0 million of its 6.80% cumulative preferred stock. For additional discussion, see Note 1 - "Significant Accounting Policies," under the caption "New Accounting Standards and Other FASB Projects."

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

      Repurchase Program: On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4 million shares, or approximately 25% of its outstanding common stock, over the five years beginning August 1, 2002. The Board of Directors had targeted 800,000 shares for repurchase in the first year of the Repurchase Program, but had authorized the repurchase of up to 1.2 million shares during the first year. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under this Repurchase Program was 600,087 at a cost of $27.5 million. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been temporarily suspended while Energy Group assesses opportunities to redeploy its cash reserves in energy-related investments. Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

NOTE 9 - CAPITALIZATION - LONG-TERM DEBT

      Details of Central Hudson's long-term debt are as follows:

     Series                      Maturity Date          December 31,
     ------                      -------------    ------------------------
First Mortgage Bonds:                               2003           2002
                                                    ----           ----
                                                      (In Thousands)
7.97% (a)(b)(d)                  June 11, 2003    $      --     $   5,000
7.97% (a)(b)(d)                  June 13, 2003           --           500
6.46% (a)(b)(d)                  Aug. 11, 2003           --         9,500
                                                  ---------     ---------
                                                         --        15,000
Promissory Notes:
1998 Series A (3.00%)(c)          Dec. 1, 2028       16,700        16,700
7.85% (b)                         July 2, 2004       15,000        15,000
1999 Series C (6%)(b)            Jan. 15, 2009       20,000        20,000
1999 Series A (5.45%)(c)          Aug. 1, 2027       33,400        33,400
1999 Series B (Var. rate)(c)      July 1, 2034       33,700        33,700
1999 Series C (Var. rate)(c)      Aug. 1, 2028       41,150        41,150
1999 Series D (Var. rate)(c)      Aug. 1, 2028       41,000        41,000
2002 Series D (5.87%)(b)         Mar. 28, 2007       33,000        33,000
2002 Series D (6.64%)(b)         Mar. 28, 2012       36,000        36,000
2003 Series D (4.33%)(b)         Sep. 23, 2010       24,000            --
                                                  ---------     ---------
                                                    293,950       269,950

Unamortized Discount on Debt                            (70)          (73)
                                                  ---------     ---------
                                                  $ 293,880     $ 284,877
Less: Current Portion                               (15,000)      (15,000)
                                                  ---------     ---------
                                 Total            $ 278,880     $ 269,877
                                                  =========     =========

(a) Central Hudson's First Mortgage Bond Indenture was defeased on November 6, 2001.

(b)   Issued under Central Hudson's Medium-Term Note Program.

(c) First Mortgage Bonds or Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.

(d)   Redeemed in 2003 using defeasance funds held by the Mortgage Trustee.

      In June 2003, Central Hudson redeemed $5.5 million of its 7.97% First Mortgage Bonds. In August 2003, the remaining $9.5 million of its 6.46% First Mortgage Bonds were redeemed, leaving Central Hudson with no outstanding First Mortgage Bonds. The First Mortgage Bond Indenture was defeased on November 6, 2001.

      In October 2001, the PSC approved the issuance by Central Hudson of up to $100 million of unsecured medium-term notes prior to June 30, 2004. On March 28, 2002, $33 million of five-year, Series D Notes were issued at 5.87% and $36 million of ten-year, Series D Notes were issued at 6.64%. On September 17, 2003, $24 million of seven-year Series D Notes were issued at 4.33%. As a result, the amount remaining under current PSC authorization is $7 million. Central Hudson currently has a financing request pending with the PSC for authorization of a new Medium-Term Notes program.

      The competitive business subsidiaries had no long-term debt outstanding as of December 31, 2003, or December 31, 2002.

      Central Hudson's authorization for short-term borrowing arrangements up to $77 million and a Medium-Term Notes program of up to $100 million expires on June 30, 2004. In October 2003, Central Hudson filed a petition with the PSC to renew its authorization for financing. The petition seeks authorization, through December 31, 2006, for up to $77 million of short-term borrowing arrangements and a new Medium-Term Notes program up to $115 million. Central Hudson is currently participating in meetings with the PSC in support of its petition, but cannot predict the final result of its petition at this time.

Long-Term Debt Maturities

      See Note 15 - "Financial Instruments" for a schedule of long-term debt maturing or to be redeemed during the next five years and thereafter.

NYSERDA

      On December 1, 2003, Central Hudson completed the reoffering of its $16.7 million promissory notes issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority ("NYSERDA"). The new rate which will be in place for five years is 3.0%, down from the previous rate of 4.2%.

      Central Hudson's 1999 NYSERDA Bonds Series B, C, D are unsecured, variable rate bonds and are insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. In its rate orders, the PSC has authorized deferred accounting for the interest costs of these bonds. This authorization provides for full recovery of the actual interest costs supporting utility operations. Interest costs supporting utility operations represent approximately 94% of the total costs. The deferred balances under this accounting were $3.3 million and $1.5 million at December 31, 2003, and at December 31, 2002, respectively, and are included in "Regulatory Liabilities" in Energy Group's and Central Hudson's Consolidated Balance Sheets. The deferred balances at June 30, 2001, were eliminated in accordance with a Rate Order from the PSC. The ongoing deferred balances are to be addressed in future rate cases. To further mitigate the risk of rising interest rates, Central Hudson purchased derivative instruments known as interest rate caps to limit its exposure to a defined 5.5% interest rate ceiling for the period from April 1, 2002, to April 1, 2004.

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

Debt Covenants

      Central Hudson's $75 million credit facility requires that Central Hudson maintain certain financial ratios and contains other restrictive covenants. Currently, Central Hudson is in compliance with all of its debt covenants. The only debt outstanding at CHEC is amounts borrowed from Energy Group. As of December 31, 2003, no amounts were outstanding on CHEC's line of credit with its commercial bank and, accordingly, it is in compliance with all of its debt covenants.

NOTE 10 - POST-EMPLOYMENT BENEFITS

Pension Benefits

      Central Hudson has a non-contributory Retirement Income Plan ("Retirement Plan") covering substantially all of its employees. The Retirement Plan is a defined benefit plan, which provides pension benefits that are based on the employee's compensation and years of service. It has been Central Hudson's practice to provide periodic updates to the benefit formula stated in the Retirement Plan.

      In September 2003, Central Hudson contributed $10 million to the Trust Fund for the Retirement Plan to reduce the difference between the Accumulated Benefit Obligation ("ABO") for the Retirement Plan and the market value of related pension assets. In accordance with SFAS No. 87, Employers Accounting for Pensions ("SFAS 87"), Central Hudson was required to show a minimum pension liability of $3.9 million on its balance sheet for the difference between the ABO and the market value of the pension assets. In order to reflect this minimum pension liability of $3.9 million, Central Hudson was required to record a pension accrual of $106.9 million that additionally offsets the prefunded pension costs balance of $103 million at December 31, 2003. The offsetting charge on the balance sheet was recorded as an intangible asset in the amount of $24.4 million representing unrecognized prior service costs and the remainder of $82.5 million as a regulatory asset as authorized by the PSC.

      For the balance sheet presentation, the prefunded pension costs of $103 million were offset against total accrued pension costs of $112.8 million. The resulting pension liability of $9.8 million at December 31, 2003, also includes $5.9 million for non-qualified executive plans. The balance of the pension related requlatory asset of $124.2 million reflects a $1.1 million SFAS 87 adjustment for non-qualified executive plans and undercollected pension costs of $40.6 million to be recovered from customers.

      Under the policy of the PSC regarding pension costs, differences between pension expense and rate allowances covering pension expenses are deferred for future recovery from or return to customers and carrying charges accrued on cash differences. The $10 million contribution is subject to such carrying charges.

      It should be noted that the valuation of the ABO was determined as of the measurement date of September 30, 2003, using a 6.0% discount rate (as determined with reference to interest rates applicable to domestic long-term corporate bonds rated "AA" by Moody's Investors Services, Inc.) and that each 0.25% change in the discount rate would affect the projection of ABO by approximately $8.0 million. The discount rate on the prior measurement date of September 30, 2002, was 6.75%.

      Declines in the market value of the Trust Fund's investment portfolio and a reduction in the discount rate used to determine the ABO have resulted in a significant increase in annual pension expense as compared to the level upon which current rates were set. This difference is deferred under the PSC's policy for recovery of pension expense and post-retirement benefits. This deferral, which Central Hudson anticipates will continue in the future, could result in the accumulation of a significant regulatory asset which Central Hudson will seek to recover from customers as provided for under the PSC's policy.

      Central Hudson accounts for pension activity in accordance with PSC-prescribed provisions which, among other things, require ten-year amortization of actuarial gains and losses. The pension assets and liabilities transferred to Dynegy as a result of the sale of Central Hudson's interests in the Danskammer Plant and the Roseton Plant were reflected in the amount recorded in 2001 for net periodic pension cost.

      In addition to the Retirement Plan, Central Hudson's and Energy Group's officers and executives are covered under a non-qualified Directors and Executives Deferred Compensation Plan and a non-qualified Supplementary Retirement Plan. Central Hudson also sponsors a non-qualified Retirement Benefit Restoration Plan.

Other Post-Retirement Benefits

      Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans. Substantially all of Central Hudson's employees may become eligible for these benefits if they reach retirement age while employed by Central Hudson. These and similar benefits for active employees are provided through insurance companies whose premiums are based on the benefits paid during the year. In order to reduce the total costs of these benefits, Central Hudson requires employees who retired on or after October 1, 1994, to contribute toward the cost of these benefits.

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

Estimates of Long-Run Rates of Return

      An equal weighted average of three methods was used to estimate the long-run expected returns of each equity asset class. The three methods were: 1) the building block method, based on the Capital Asset Pricing Model, which states that the return of an asset class is a function of the risk-free rate and a risk based return premium; 2) the historical return method, which uses the historical average return for each market index as a proxy for future average returns; and 3) the economic growth method, which is based on long-run averages on estimates for economic growth, dividend yield, and expected inflation.

      For the fixed income asset class, three methods were used. The historical return and building block methods, described above, and the market observable rate of return, represented by the average yield to maturity of representative market indexes.

      For the real estate asset class, the historical return and building block method, described above, were used to estimate the long-run expected return.

Retirement Plan Policy and Strategy

      Central Hudson's Retirement Plan seeks to match the long-term nature of its funding obligations with investment objectives for long-term growth and income. Retirement Plan assets are invested in accordance with sound investment practices that emphasize long-term investment fundamentals. The Retirement Plan recognizes that assets are exposed to risk and the market value of assets may vary from year to year. Potential short-term volatility, mitigated through a well-diversified portfolio structure, is acceptable in accordance with the objective of capital appreciation over the long-term.

      It is desired that the Retirement Plan earn returns higher than the market, as represented by a benchmark index comprised of 30% Standard & Poor's 500 Stock Index, 10% Russell 2000 Stock Index, 20% Morgan Stanley Capital International Europe, Australasia, and Far East (MSCI EAFE) International Stock Index, 5% NCREIF Real Estate Composite Index, and 35% Merrill Lynch Domestic Master Bond Index. The Retirement Plan is expected to exceed the average annual return of this benchmark on a risk-adjusted basis over a three-to-five-year rolling time period and a full market cycle. It is understood that there can be no guarantees about the attainment of the Retirement Plan's return objectives.

      The asset allocation strategy employed in the Retirement Plan reflects Central Hudson's return objectives and risk tolerance. Asset mix targets, expressed as a percentage of the market value of the Retirement Plan, are summarized in the table below:

-----------------------------------------------------------------------------------------------
                                                                   Target
Asset Class                                      Minimum           Average           Maximum
-----------------------------------------------------------------------------------------------
Domestic Large/Medium Capitalization Stocks      28%               33%               38%
-----------------------------------------------------------------------------------------------
Domestic Small/Medium Capitalization Stocks       9%               12%               15%
-----------------------------------------------------------------------------------------------
International Equity                             10%               15%               20%
-----------------------------------------------------------------------------------------------
Real Estate                                       0%                5%                7%
-----------------------------------------------------------------------------------------------
Fixed Income                                     30%               35%               40%
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents                         0%                0%               10%
-----------------------------------------------------------------------------------------------

      Due to the dynamic nature of market value fluctuations, Retirement Plan assets will require rebalancing from time to time to maintain the target asset mix. The Retirement Plan recognizes the importance of maintaining a long-term strategic mix and does not intend any tactical asset allocation or market timing asset mix shifts.

      The Retirement Plan will utilize multiple managers and funds of complementary investment styles and asset classes to invest plan assets.

      As of December 31, 2003, the only post-retirement benefit plans provided to employees of any of the competitive business subsidiaries were Griffith's 401(k) Savings and Profit Sharing plan and SCASCO's 401(k) Savings and Profit Sharing plan.

      Reconciliations of Central Hudson's pension and other post-retirement plans' benefit obligations, plan assets, and funded status, as well as the components of net periodic pension cost and the weighted average assumptions (excluding competitive business subsidiary employees not covered by these plans) are as follows:

------------------------------------------------------------------------------------------------------
                                                     Pension Benefits             Other Benefits
------------------------------------------------------------------------------------------------------
                                                    2003          2002          2003          2002
------------------------------------------------------------------------------------------------------
                                                     (In Thousands)               (In Thousands)
------------------------------------------------------------------------------------------------------
                 Change in Benefit Obligation:
       Benefit obligation at beginning of year    $ 314,467     $ 273,381     $ 111,177     $  85,081
                                  Service cost        5,942         5,404         2,860         2,242
                                 Interest cost       20,961        20,553         8,643         7,041
                     Participant contributions           --            --           259           238
                               Plan amendments        6,017            --            --            --
                                 Benefits paid      (18,342)      (17,967)       (5,099)       (4,609)
                                Actuarial loss       33,398        33,096        38,098        21,184
------------------------------------------------------------------------------------------------------
             Benefit Obligation at End of Year    $ 362,443     $ 314,467     $ 155,938     $ 111,177
------------------------------------------------------------------------------------------------------
                        Change in Plan Assets:
Fair value of plan assets at beginning of year    $ 287,354     $ 291,288     $  58,833     $  64,588
                  Actual return on plan assets       39,433       (15,787)       10,950        (6,720)
                        Employer contributions       10,289        32,283         5,700         5,700
                     Participant contributions           --            --           259           238
                                 Benefits paid      (18,342)      (17,967)       (5,099)       (4,609)
                       Administrative expenses       (2,017)       (2,463)         (320)         (364)
------------------------------------------------------------------------------------------------------
      Fair Value of Plan Assets at end of Year    $ 316,717     $ 287,354     $  70,323     $  58,833
------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                               Pension Benefits            Other Benefits
--------------------------------------------------------------------------------------------------------------
                    (In Thousands)                            2003          2002         2003         2002
--------------------------------------------------------------------------------------------------------------
Reconciliation of Funded Status:
 Funded Status                                              $ (45,727)    $ (27,114)    $(85,616)    $(52,344)
 Unrecognized actuarial loss                                  119,755       111,146       52,042       22,260
 Unrecognized transition obligation                                --            --       23,079       25,644
 Unamortized prior service cost                                24,279        19,966          (66)         (74)
--------------------------------------------------------------------------------------------------------------
Accrued Benefit Cost                                        $  98,307     $ 103,998     $(10,561)    $ (4,514)
--------------------------------------------------------------------------------------------------------------
Amounts Recognized on Consolidated Balance Sheet:
 Prepaid benefit cost                                       $      --     $ 108,242     $     --     $     --
 Accrued benefit liability                                     (9,775)       (4,244)     (10,561)      (4,514)
 Intangible asset                                              24,447            --           --           --
 Regulatory asset                                              83,635            --           --           --
--------------------------------------------------------------------------------------------------------------
Net Amount Recognized at End of Year                        $  98,307     $ 103,998     $(10,561)    $ (4,514)
--------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost:
 Service cost                                               $   5,942     $   5,404     $  2,860     $  2,242
 Interest cost                                                 20,961        20,553        8,643        7,041
 Expected return on plan assets                               (21,410)      (22,698)      (4,596)      (4,200)
 Amortization of prior service cost                             1,706         1,716           (9)          (9)
 Amortization of transitional (asset) or obligation                --          (152)       2,566        2,566
 Recognized actuarial loss or (gain)                            8,780        (1,599)       2,693       (1,068)
--------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                                   $  15,979     $   3,224     $ 12,157     $  6,572
--------------------------------------------------------------------------------------------------------------
Weighted-average assumptions used to determine
benefit obligations at December 31:
 Discount rate
 Expected long-term rate of return on plan assets                6.00%         6.75%        6.00%        6.75%
 Rate of compensation increase                                   8.00%         8.50%        7.75%        8.25%
Weighted-average assumptions used to determine net
periodic benefit cost for years                                  4.50%         4.50%        4.50%        4.50%
ended December 31:
 Discount rate
 Expected long-term rate of return on plan assets                6.75%         7.25%        6.75%        7.25%
 Rate of compensation increase                                   8.50%         8.50%        8.25%        6.80%
                                                                 4.50%         4.50%        4.50%        4.50%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Pension plans with accumulated benefit obligations in
excess of plan assets:
 Projected benefit obligation
 Accumulated benefit obligation                             $ 362,443     $   5,398     $     --     $     --
 Fair Value of plan assets                                    326,413         4,624           --           --
                                                              316,717            --           --           --
--------------------------------------------------------------------------------------------------------------

      The accumulated benefit obligation for defined benefit pension plans was $326.4 million and $287.2 million at December 31, 2003 and December 31, 2002, respectively.

      Central Hudson's pension and other post-retirement plans' weighted average asset allocations at December 31, 2003, and 2002 by asset category are as follows:

-------------------------------------------------------------------------------
                                         Pension Benefits      Other Benefits
-------------------------------------------------------------------------------
                                         2003       2002       2003       2002
-------------------------------------------------------------------------------
Equity Securities                        61.6%      59.8%      62.0%      57.3%
  Debt Securities                        30.5%      32.3%      35.1%      40.5%
      Real Estate                         6.7%       7.0%        --         --
            Other                         1.2%       0.9%       2.9%       2.2%
-------------------------------------------------------------------------------
           Total:                         100%       100%       100%       100%
-------------------------------------------------------------------------------

For the pension plan and other benefit plan, equity securities include no Energy Group common stock at December 31, 2003 and 2002, respectively.

Central Hudson does not expect to make a contribution to the pension plan in 2004, and expects to make a contribution of approximately $5.6 million to its other post-retirement plan. The non-qualified supplementary Retirement Plan and Retirement Benefit Restoration Plan are not pre-funded. Cash required to pay benefits for participants in these plans during 2004 is expected to total $0.4 million.
-------------------------------------------------------------------------------

      For measurement purposes, an 11.5% (12.0% for participants over age 65) annual rate of increase in the per capita cost of covered health benefits was assumed for 2004. The rate is assumed to decrease gradually to 5.0% for 2013 and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point (1%) change in assumed health care cost trend rates would have the following effects:

                                              One Percentage     One Percentage
                                              Point Increase     Point Decrease
                                              --------------     --------------

Effect on total of service
 and interest cost components
 for 2003                                       $ 1,687,000      $ (1,466,000)

Effect on year-end 2003
 post-retirement benefit obligation             $20,428,000      $(18,062,000)

NOTE 11 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Energy Group's Long-Term Performance-Based Incentive Plan ("Incentive Plan"), adopted in 2000 and amended in 2001 and 2003, reserves 500,000 shares of the Energy Group's common stock for awards to be granted under the Incentive Plan. The Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, and performance units. No participant may be granted total awards in excess of 150,000 shares over the life of the Incentive Plan. Stock options granted to officers of Energy Group and its subsidiaries are exercisable over a period of ten years, with 40% of the options vesting after two years and 20% each year thereafter for the following three years; however, stock options granted to executives retiring prior to June 30, 2006, are immediately exercisable upon retirement. Additionally, stock options granted to non-employee directors are immediately exercisable.

      In the third quarter of 2003, the Incentive Plan was amended. The amendment allows executives to defer receipt of performance shares and performance units. Also, an amendment to the Stock Plan for Outside Directors provides for shares of stock previously accrued for retired directors to be paid in the form of cash, and provided that active directors could elect to transfer previously accrued shares payable to them to Energy Group's Directors and Executives Deferred Compensation Plan.

      Effective January 1, 2000, stock options covering 30,300 shares were granted with an exercise price per share of $31.94. Further, effective January 1, 2001, stock options covering 59,900 shares were granted with an exercise price per share of $44.06. There were no options granted in 2002. Effective January 1, 2003, stock options covering a total of 36,900 shares were granted with an exercise price per share of $48.62.

      The fair market values per share of Energy Group stock options granted in 2003 and 2001 are $6.51 and $4.46, respectively. These fair market values were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          2003        2002    2001
                                          ----        ----    ----
           Risk-free interest rate        4.40%        --      4.78%
           Expected lives - in years        10         --         5
           Expected stock volatility     17.50%        --     20.06%
           Dividend yield                 4.40%        --      5.40%

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group under the Incentive Plan as of December 31, 2003, and changes since inception are as follows:

                                                Weighted
                                                Average
                                   Stock        Exercise        Remaining
                                  Options         Price     Contractual Life
-------------------------------------------------------------------------------
Outstanding at 1/1/01              30,300        $31.94
           Granted 1/1/01          59,900        $44.06         7 years
           Exercised                   --            --
           Forfeited                 (800)       $44.06
-------------------------------------------------------------------------------
Outstanding at 12/31/01            89,400        $39.95
           Granted 1/1/02              --            --         --
           Exercised               (3,600)       $31.94
           Forfeited                 (800)       $44.06
-------------------------------------------------------------------------------
Outstanding at 12/31/02            85,000        $40.25
           Granted 1/1/03          36,900        $48.62         9 years
           Exercised              (13,740)       $31.94
           Forfeited                 (800)       $44.06
-------------------------------------------------------------------------------
Total Outstanding at 12/31/03     107,360        $44.16         7.567 years
-------------------------------------------------------------------------------

      A total of 13,740 non-qualified stock options were exercised during the year ended December 31, 2003. These options had an exercise price of $31.94 and resulted in recognition of compensation expense that was not material.

      In addition, effective January 1, 2003, Energy Group adopted the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, all future employee stock option grants and other stock-based compensation will be expensed over their respective vesting periods based on their fair value at the date on which the stock-based compensation is granted. Compensation expense, recorded for the year ended December 31, 2003, and pro forma expense for the years ended December 31, 2002, and 2001, resulting from the implementation of fair value accounting for stock options was not material.

      On January 1, 2001, the number of performance shares granted was 7,570, in aggregate, to executives covered under the Incentive Plan. No performance shares were granted in 2002. On January 1, 2003, the number of performance shares granted was 14,800, in aggregate, to executives covered under the Incentive Plan. As of December 31, 2003, the number of these performance shares that remain outstanding were 5,850 and 14,800, respectively. The ultimate number of shares awarded was based on the performance of Energy Group's common stock over the three years following the date of the relevant grant, but shall not exceed 150% of the number of shares granted. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to this award. Compensation expense recorded related to these performance shares was $331,931, $458,402, and $211,282 for 2003, 2002, and 2001, respectively. Energy Group anticipates less use of stock options in the future, and more use of performance shares in connection with executive compensation.

      For additional discussion regarding the dilutive and pro forma effects of stock based compensation, see Note 1 under the captions - "Earnings Per Share" and "Stock-Based Compensation".

NOTE 12 - OTHER INVESTMENTS

      Energy Group initiated an investment program ("Alternate Investment Program") in the third quarter of 2002. The Alternate Investment Program involved investing approximately $100 million of Energy Group's cash reserves made available from the sales of Central Hudson's interests in its major generating assets with the objective of realizing higher after-tax yields than are available through money market instruments, while avoiding undue risk to principal and maintaining adequate liquidity.

      At December 31, 2002, the investments held by Energy Group included marketable debt and equity securities classified as available-for-sale; debt securities included corporate and government notes and bonds. These investments were reported at fair value with unrealized gains and losses reported as a component of Other Comprehensive Income, net of tax. As of December 31, 2003, all holdings in the Alternate Investment Program had been liquidated and the proceeds invested in short-term investments with lower principal risk.

      Proceeds from sales of available-for-sale securities during the year ended December 31, 2003, were $111.5 million. Realized gains associated with sales of available-for-sale securities were $2.9 million and realized losses were $3 million. The cost of these securities was determined on a specific identification basis.

      Since its inception in mid-2002, the Alternate Investment Program produced a return of $0.15 per share over a period of approximately one year. Money market alternatives were estimated to have returned $0.055 per share over that same period, resulting in a net benefit of $0.095 per share for the Alternate Investment Program.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

      Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of unregulated cogeneration facilities which meet certain criteria for Qualifying Facilities ("QF"), as the term is defined in the applicable legislation. Purchases are made under long-term contracts which require payment at rates often higher than those prevailing in the wholesale market. These costs are currently fully recoverable through Central Hudson's energy adjustment mechanism, which provides for recovery from customers of certain costs of fuels used to generate electricity. Central Hudson had contracts with QFs in 2003 which represented approximately 1.7% of Central Hudson's energy purchases. These contracts are physical contracts that do not meet the definition of a derivative instrument under SFAS 133 and, accordingly, are not recorded at their fair value.

Other Commitments

      Energy Group and its affiliates have entered into agreements with various companies, which provide products and services to be used in its normal operations.

      The following is a summary of these commitments for Energy Group and its affiliates as of December 31, 2003:

-----------------------------------------------------------------------------------------------------
                                                       Payments Due By Period (In Thousands)
-----------------------------------------------------------------------------------------------------
                                                           Years      Years
                                                           Ending     Ending     Years
                                              Less than     2005-      2008-     Beyond
                                                1 year      2007       2009       2009       Total
-----------------------------------------------------------------------------------------------------
Long-Term Debt                                 $ 15,000   $ 33,000   $ 20,000   $225,950   $  293,950
-----------------------------------------------------------------------------------------------------
Operating Leases                                  1,354      2,067        153        106        3,680
-----------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(1)     17,508      4,538        635         --       22,681
-----------------------------------------------------------------------------------------------------
Purchased Electric Contracts(2)                 121,462    207,642     74,452     99,830      503,386
-----------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(2)               64,821    105,721     11,956      8,725      191,223
-----------------------------------------------------------------------------------------------------
Purchased Fixed Liquid Petroleum
Contracts(3)                                     12,589         --         --         --       12,589
-----------------------------------------------------------------------------------------------------
Purchased Variable Liquid Petroleum
Contracts(3)                                     27,603         --         --         --       27,603
-----------------------------------------------------------------------------------------------------
Total Contractual Obligations                  $260,337   $352,968   $107,196   $334,611   $1,055,112
-----------------------------------------------------------------------------------------------------

(1)   Including Specific, Term & Service Contracts, briefly defined as follows:
      Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; and Service Contracts include consulting, educational, and professional service contracts.

(2) Purchased electric and natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(3)   Estimated based on pricing at January 14, 2004.

      The following is a summary of the contractual obligations for Central Hudson as of December 31, 2003:

-----------------------------------------------------------------------------------------------------
                                                       Payments Due By Period (In Thousands)
-----------------------------------------------------------------------------------------------------
                                                           Years      Years
                                                           Ending     Ending     Years
                                              Less than     2005-      2008-     Beyond
                                                1 year      2007       2009       2009       Total
-----------------------------------------------------------------------------------------------------
Long-Term Debt                                 $ 15,000   $ 33,000   $ 20,000   $225,950   $  293,950
------------------------------------------------------------------------------------------------------
Operating Leases                                    626      1,035         18         --        1,679
------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(1)     17,508      4,538        635         --       22,681
------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(2)                 121,462    207,642     74,452     99,830      503,386
------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(2)               64,821    105,721     11,956      8,725      191,223
------------------------------------------------------------------------------------------------------
Total Contractual Obligations                  $219,417   $351,936   $107,061   $334,505   $1,012,919
------------------------------------------------------------------------------------------------------

(1)   Including Specific, Term & Service Contracts, briefly defined as follows:
      Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; and Service Contracts include consulting, educational, and professional service contracts.

(2) Purchased electric and natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

CONTINGENCIES

City of Poughkeepsie

      On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York, resulting in several deaths and damage to nearby residences. Seven separate lawsuits arising out of this incident have been commenced in New York State Supreme Court, County of Dutchess, by approximately 23 plaintiffs against Central Hudson and other defendants, each lawsuit alleging that Central Hudson supplied the Taylor Avenue residence with natural gas service for cooking purposes at the time of the fire. The basis for Central Hudson's alleged liability in these actions is that it was negligent in the supply of such natural gas. The suits seek an aggregate of $528 million in compensatory damages for alleged property damage, personal injuries, wrongful death, and loss of consortium or services. Central Hudson notified its insurance carrier, has denied liability, and is defending the lawsuits. It presently has insufficient information on which to predict the outcome of these lawsuits.

Environmental Matters

      Central Hudson and certain of the competitive business subsidiaries are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife, and limitations on land use. Environmental matters may expose both Central Hudson and certain of the competitive business subsidiaries to potential liability, which in certain instances may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred. Both Central Hudson and these competitive business subsidiaries monitor their activities in order to determine the impact of their activities on the environment and to comply with applicable environmental laws and regulations.

CENTRAL HUDSON:

      Water: In February 2001, Central Hudson received a letter from the New York State Department of Environmental Conservation ("DEC") indicating that it must terminate the discharge from an internal sump at its Neversink Hydroelectric Facility into a regulated stream or obtain a State Pollutant Discharge Elimination System ("SPDES") permit for it. Central Hudson filed for a draft permit in May 2001; the DEC subsequently issued a draft permit on January 15, 2003, and is reviewing Central Hudson's comments on that draft permit.

      Air: In October 1999, Central Hudson was informed by the New York State Attorney General ("Attorney General") that the Danskammer Plant was included in an investigation by the Attorney General's Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules. Specifically, the Attorney General alleged that Central Hudson "may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits." As part of this investigation, Central Hudson has received several requests for information from the Attorney General, the DEC, and the U.S. Environmental Protection Agency ("EPA") seeking information about the operation and maintenance of the Danskammer Plant during the period from 1980 to 2000, including specific information regarding approximately 45 projects conducted during that period. In March 2000, the EPA assumed responsibility for the investigation. Central Hudson has concluded its production of documents in connection with the information requests, and believes any permits required for these projects were obtained in a timely manner. Notwithstanding Central Hudson's sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability depending on the type of remedy, if any, imposed in connection with this matter.

Former Manufactured Gas Plant Facilities

      In 1986, the DEC added six locations to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry"), including a site in Newburgh, New York, discussed below, at which manufactured gas plants ("MGP") owned or operated by Central Hudson or its predecessors were once located. Two additional former MGP sites were identified by Central Hudson but not placed on the Registry by the DEC.

Three of the eight sites identified are in Poughkeepsie, New York (at Laurel Street, North Water Street, and North Perry Street); the remaining five sites are in Newburgh, Beacon, Saugerties, Kingston, and Catskill, New York. Central Hudson studied all eight sites to determine whether or not they contain any hazardous wastes which could pose a threat to the environment or public health and, if wastes were located at the sites, to determine whether or not remedial actions should be considered. The DEC subsequently removed the six sites it had previously placed on the Registry, subject to future revisions of its testing methods.

      Central Hudson has also become aware of information contained in a DEC Internet website indicating that, in addition to the eight sites referenced above, Central Hudson is attributed with responsibility for three additional MGP sites. The Internet website states that the additional sites are located on Broadway in Kingston, at Vassar College in Poughkeepsie, and on Water Street in Newburgh. No former MGP is believed to have been present at the Broadway, Kingston location. Rather, the location is likely to have been used for an office associated with the MGP site at East Strand Street, Kingston. Central Hudson does not believe that it ever owned or operated the site at Vassar College. The site identified as the Water Street, Newburgh site is, to Central Hudson's knowledge, an MGP site that ceased operations in the 1880's. The land upon which the plant was located was sold in 1891. The stock of the MGP site's former operator, Consumers Gas Company of Newburgh, New York, was acquired in 1900-01 by Newburgh Light, Heat and Power Company, which was later consolidated with several other companies to form Central Hudson.

      City of Newburgh: In October 1995, Central Hudson and the DEC entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for Central Hudson's former MGP site in Newburgh, New York ("Central Hudson Site"), the City of Newburgh's ("City") adjacent and nearby property, and the adjoining areas of the Hudson River. The City subsequently filed a lawsuit against Central Hudson in the United States District Court for the Southern District of New York alleging violation by Central Hudson of, among others, federal environmental laws and seeking damages of at least $70 million.

      Subsequent to a 1998 jury award of $16 million in that lawsuit, reflecting the estimated cost of environmental remediation and damages, Central Hudson and the City entered into a court-approved Settlement Agreement in 1999 under which, among others, (i) Central Hudson agreed to remediate the City's property at Central Hudson's cost pursuant to the DEC's October 1995 Order on Consent and
(ii) if the total cost of the remediation were less than $16 million, Central Hudson would pay the City an additional amount up to $500,000 depending on the extent to which the cost of remediation was less than $16 million.

      Further studies of the City's property by Central Hudson were provided to the DEC, which determined that the contaminants found may pose a significant threat to human health or the environment. As a result, Central Hudson developed a draft Feasibility Study Report ("Feasibility Report") which was filed with the DEC and provided to the City in December 1999. Following their review of the Feasibility Report, the DEC and the New York State Department of Health ("DOH") requested additional sampling. Central Hudson performed the requested work and reported its results to the

DEC, the DOH, and the City in revised risk assessments that were submitted in June 2001 (which also encompassed additional clean-up of Hudson River sediments and property owned by the City).

      The DEC and the DOH approved the revised risk assessments. The Feasibility Report was revised based on the revised assessments and filed with the DEC for its approval on October 29, 2003.

      After approving a Feasibility Report, the DEC will issue a Proposed Remedial Action Plan for public review and comment. After the public review, the DEC will issue a Record of Decision that will specify a remediation plan for Central Hudson's implementation. It is presently anticipated that the DEC will issue the Record of Decision in the first or second quarter of 2004.

      As of January 31, 2004, approximately $12 million has been spent on the City of Newburgh matter, including the defense of the litigation described above. It is not possible to predict the extent of additional remediation costs that will be incurred in connection with this matter, but Central Hudson believes that such costs could be in excess of $17 million. As of December 31, 2003, liabilities of $17 million were recorded regarding this matter which are included in "Deferred Credits and Other Liabilities - Accrued Environmental Remediation Costs" in Energy Group's and Central Hudson's Consolidated Balance Sheets.

      Neither Energy Group nor Central Hudson can make any prediction as to the full financial effect of this matter on either Energy Group or Central Hudson, including the extent, if any, of insurance reimbursement and including implementation of environmental clean-up under the Order on Consent. However, Central Hudson has put its insurers on notice of this matter and intends to seek reimbursement from its insurers for the cost of any liability. Two of the insurers have denied coverage.

      Other MGP Sites: In February 1999, the DEC informed Central Hudson of its intention to perform site assessments at three of the other previously identified MGP sites; namely, the Poughkeepsie Laurel Street and North Water Street sites and the Beacon site. Central Hudson conducted these site assessments under agreements negotiated with the DEC to determine if there are any significant quantities of residues from the MGP operations on the sites.

      In October 2000, Central Hudson was notified by the DEC that it had determined that the Poughkeepsie North Perry Street site and the Catskill site posed little or no significant threat to the public and that no additional investigation or action was necessary at the present time. During the fourth quarter of 2001, Central Hudson was advised that the DEC and the DOH found that no further remedial action is presently necessary at the Beacon site.

      In March 2002, the DEC informed Central Hudson that both it and the DOH had approved Central Hudson's Supplemental Preliminary Site Assessment for the North Water Street site, which had concluded that the contamination at the site "does not appear to pose a significant threat to public health and the environment." At that time, the DEC and Central Hudson agreed that further investigation at the site would be given a lower priority than work at the other Central Hudson MGP sites. In August 2002, however, an oily sheen was reported to the DEC on the Hudson River adjacent to this site. As a result, the DEC has reversed its priority determination with respect to the North Water Street site, and has now given it a high priority for action. Central Hudson has provided the DEC with a report of an investigation of subsurface conditions near the Hudson River. This work was begun on November 3, 2003, and was completed on December 15, 2003. Additional investigation and/or remediation is expected following a review by the DEC of the data supplied by Central Hudson. Neither Energy Group nor Central Hudson can predict the outcome of the investigative work at this time.

      The DEC has not yet approved the cleanup plan for the Laurel Street site, delaying the initiation of cleanup. The current estimate for cleanup at Laurel Street is $2.5 million. Additional work at the Kingston and Saugerties sites has been deferred pending completion of work at the other sites.

      The $2.5 million estimate for the Laurel Street site cleanup was recorded as a liability in June 2002, and the expense will be deferred, subject to the provisions of a PSC order issued on October 25, 2002, that granted permission for the deferral of these and other costs relating to the MGP sites. Recovery of the deferred costs, net of any insurance recoveries, will be subject to the following three conditions at the time the expenditures are made on an annual basis: 1) the expenditures are incremental to current rates; 2) the expenditures are material; and 3) Central Hudson is not earning above its allowed rate of return on equity. Central Hudson cannot predict whether it will meet these three conditions.

      Remedial actions ultimately required at any of the four sites (Poughkeepsie North Water Street and Laurel Street, Kingston and Saugerties) for which additional information has been requested by the DEC could cause a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through insurance and rates. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its carriers for amounts, if any, for which it may become liable.

Orange County Landfill

      In June 2000, the DEC sent a letter to Central Hudson requesting that it provide information about disposal of wastes at the Orange County Landfill ("Orange County Site") located in the Township of Goshen, New York, which is listed on the Registry.

      The DEC stated that its records indicate Central Hudson, or a predecessor entity, disposed or may have disposed of wastes at the Orange County Site or that Central Hudson transported wastes to the Orange County Site for disposal. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts for which it may become liable.

      Documents submitted by Central Hudson in response to the request of the DEC indicate that at least three shipments of wastes may have been disposed of by Central Hudson at the Orange County Site: one of construction waste, one of office and commercial waste, and one of asbestos waste. Central Hudson entered into a Tolling Agreement (i.e., an agreement extending the applicable statute of limitations) dated September 7, 2001, with the DEC and other state agencies whereby Central Hudson agreed to toll the applicable statute of limitations by the state agencies against Central Hudson for certain alleged causes of action until February 28, 2002. The tolling agreement has been renewed through March 31, 2004.

      Neither Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

Newburgh Consolidated Iron Works

      By letter from the EPA, dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") regarding any shipments of scrap or waste materials that Central Hudson may have made to the Consolidated Iron and Metal Co., Inc. ("Consolidated Iron"), a Superfund site located in Newburgh, New York. Sampling by the EPA has indicated that lead and polychlorinated biphenyls (or "PCBs") are present at the site, and the EPA expects to commence a remedial investigation and feasibility study at the site in the future. Central Hudson responded to the EPA's information request on January 30, 2002. In its response, Central Hudson stated that it had entered into a contract with Consolidated Iron under which Central Hudson sold scrap to Consolidated Iron. The term of the contract was from 1988 to 1989. Records of eight and a possible ninth shipment of scrap to Consolidated Iron have been identified. No records were found which indicate that the material sold to Consolidated Iron contained or was a hazardous substance. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.

      Neither Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

Asbestos Litigation

      Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 3,147 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at the Roseton Plant and the Danskammer Plant.

      As of January 20, 2004, of the 3,147 cases brought against Central Hudson, 1,463 remain pending. Of the 1,684 cases no longer pending against Central Hudson, 1,547 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of Energy Group's or Central Hudson's financial positions or results of operations.

Other Central Hudson Matters

      Central Hudson is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively involve substantial amounts, it is the opinion of Management that their ultimate resolution will not have a material adverse effect on either of Energy Group's or Central Hudson's financial positions or results of operations.

Neversink Hydro Station

      Central Hudson's ownership in the Neversink Hydro Station ("Neversink") is governed by an agreement between Central Hudson and the New York City Board of Water Supply. This agreement provides for the transfer of Central Hudson's ownership interest in Neversink, which has a book value of zero, to the Board of Water Supply on December 31, 2003. As of the date of these financial statements, the parties are discussing the transfer of Central Hudson's ownership interest in Neversink and are negotiating the terms of an interim agreement with respect to the ownership and operation of Neversink subsequent to December 31, 2003. There can be no assurance that such an agreement will be reached.

CHEC:

      Griffith has received a demand, addressed to Griffith Consumers Division ("Consumers"), the entity from which Griffith had purchased the assets of its business, from the CITGO Petroleum Corporation ("CITGO") for defense and indemnification of CITGO in a lawsuit commenced on or about March 13, 2001, by James and Casey Threatte against CITGO and Gordon E. Wenner in the Circuit Court for Loudon County, Virginia. The lawsuit seeks compensatory damages of $1.4 million plus attorneys' fees, jointly and severally from CITGO and defendant Wenner, for the alleged contamination of the plaintiffs' property in Lovettsville, Virginia, by gasoline containing methyl tertiary butyl ether ("MTBE") emanating from the neighboring Lovettsville Garage. CITGO maintains that Consumers owes it a defense and indemnification pursuant to a February 1, 1999 Distribution Franchise Agreement pursuant to which CITGO sold gasoline to Consumers, which then resold the gasoline to the Lovettsville Garage. Griffith does not believe it or Consumers is responsible to CITGO in this matter, in part because the supply agreement with the Lovettsville Garage was transferred to another distributor on August 1, 2001, and the transferee agreed to assume any liabilities existing as of that date. Moreover, even if Griffith were determined to be responsible to CITGO, Energy Group believes that CITGO itself is not a proper party to the lawsuit and, therefore, Griffith would be liable only for the reimbursement of defense costs.

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

      Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant, located in West Virginia. During 2003, approximately $6,000 was spent on site remediation efforts and it is anticipated that less than $50,000 will be expended in 2004. The State of West Virginia has indicated no further remediation of the site will be required.

      During 2003, SCASCO spent approximately $163,000 on site remediation efforts in Connecticut. SCASCO is to be reimbursed $133,000 from the State of Connecticut under an environmental agreement and has recorded this anticipated reimbursement as a receivable.

NOTE 14 - SEGMENTS AND RELATED INFORMATION

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

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2003

-----------------------------------------------------------------------------------------------------

 (In Thousands except                         Natural
  Earnings per Share)           Electric        Gas       Unregulated      Eliminations      Total
-----------------------------------------------------------------------------------------------------
Revenues from external          $457,395      $123,306      $225,983         $    --       $  806,684
 customers
Intersegment revenues                  9           346            --            (355)              --

-----------------------------------------------------------------------------------------------------

  Total revenues                 457,404       123,652       225,983            (355)         806,684
-----------------------------------------------------------------------------------------------------

Depreciation and
 amortization                     21,280         5,995         6,336              --           33,611
Interest expense                  18,974         3,282         2,462          (2,462)          22,256
Interest and investment
 income                            8,547         1,427         4,713          (2,462)          12,225
Income tax expense                19,418         7,563         3,454              --           30,435
Earnings per share - basic          1.77           .60           .41(1)           --             2.78
Segment assets                   806,731       236,644       257,117              --        1,300,492
Construction expenditures         42,954        10,407         6,973              --           60,334
-----------------------------------------------------------------------------------------------------

(1) The amount of Unregulated earnings per share ("EPS") attributable to the competitive business units was $.20, with the balance of $.21 attributable to Energy Group.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2002

-----------------------------------------------------------------------------------------------------
  (In Thousands except                        Natural
  Earnings per Share)           Electric        Gas       Unregulated      Eliminations      Total
-----------------------------------------------------------------------------------------------------
Revenues from external
 customers                      $427,978      $105,343      $162,520         $    --       $  695,841
Intersegment revenues                 47           490            --            (537)              --
-----------------------------------------------------------------------------------------------------

  Total revenues                 428,025       105,833       162,520            (537)         695,841
-----------------------------------------------------------------------------------------------------

Depreciation and
 amortization                     19,652         5,698         5,880              --           31,230
Interest expense                  21,634         3,342         1,444          (1,557)          24,863
Interest and investment
  Income                           7,963         1,139         6,235          (1,557)          13,780
Income tax expense                16,252         5,438           604              --           22,294
Earnings per share - basic          1.38           .48           .67(1)           --             2.53
Segment assets                   797,621       221,145       264,141              --        1,282,907
Construction expenditures         51,989        13,841         6,457              --           72,287
-----------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to the competitive business units was $.27, with the balance of $.40 resulting primarily from investment activity.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2001

-----------------------------------------------------------------------------------------------------
  (In Thousands except                        Natural
  Earnings per Share)           Electric        Gas       Unregulated      Eliminations      Total
-----------------------------------------------------------------------------------------------------
Revenues from external
 customers                      $428,346       $110,296      $192,061         $    --       $  730,703
Intersegment revenues                 70            421            --            (491)              --
------------------------------------------------------------------------------------------------------

  Total revenues                 428,416        110,717       192,061            (491)         730,703
------------------------------------------------------------------------------------------------------

Depreciation and
 amortization                     21,541          5,272         8,824              --           35,637
Interest expense                  24,752          4,075         3,994          (2,977)          29,844
Interest and investment
 income                            9,899          1,618        11,798          (2,977)          20,338
Income tax (credit) expense      (13,383)         5,746         4,299              --           (3,338)
Earnings per share - basic          1.94            .56           .61(1)           --             3.11
Segment assets                   769,325        214,034       273,939              --        1,257,298
Construction expenditures         49,951         10,518         6,048              --           66,517
------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to the competitive business units was $.09, with the balance of $.52 largely attributable to investment activity.

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2003

--------------------------------------------------------------------------------
                                            Natural
       (In Thousands)           Electric      Gas      Eliminations    Total
-------------------------------------------------------------------------------

Revenues from external
 customers                      $457,395   $ 123,306    $      --    $  580,701
Intersegment revenues                  9         346         (355)           --
-------------------------------------------------------------------------------

  Total revenues                 457,404     123,652         (355)      580,701
-------------------------------------------------------------------------------

Depreciation and amortization     21,280       5,995           --        27,275
Interest expense                  18,974       3,282           --        22,256
Interest income                    8,547       1,427           --         9,974
Income tax expense                19,418       7,563           --        26,981
Income avail. for common
 stock                            28,034       9,454           --        37,488
Segment assets                   806,731     236,644           --     1,043,375
Construction expenditures         42,954      10,407           --        53,361
-------------------------------------------------------------------------------

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2002

-----------------------------------------------------------------------------------------------
                                                        Natural
       (In Thousands)                     Electric        Gas       Eliminations        Total
-----------------------------------------------------------------------------------------------
Revenues from external
 customers                                $427,978      $105,343      $     --       $  533,321
Intersegment revenues                           47           490          (537)              --
-----------------------------------------------------------------------------------------------
  Total revenues                           428,025       105,833          (537)         533,321
-----------------------------------------------------------------------------------------------
Depreciation and
 amortization                               19,652         5,698            --           25,350
Interest expense                            21,634         3,342            --           24,976
Interest income                              7,963         1,139            --            9,102
Income tax expense                          16,252         5,438            --           21,690
Income avail. for common
 stock                                      22,545         7,818            --           30,363
Segment assets                             797,621       221,145            --        1,018,766
Construction expenditures                   51,989        13,841            --           65,830
-----------------------------------------------------------------------------------------------

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2001

--------------------------------------------------------------------------------------------

                                                   Natural
       (In Thousands)               Electric          Gas       Eliminations        Total
--------------------------------------------------------------------------------------------
Revenues from external
 customers                         $ 428,346       $ 110,296      $      --       $ 538,642
Intersegment revenues                     70             421           (491)             --
--------------------------------------------------------------------------------------------

  Total revenues                     428,416         110,717           (491)        538,642
--------------------------------------------------------------------------------------------

Depreciation and amortization         21,541           5,272             --          26,813
Interest expense                      24,752           4,075             --          28,827
Interest income                        9,899           1,618             --          11,517
Income tax expense                   (13,383)          5,746             --          (7,637)
Income Avail. for Common
 Stock                                31,731           9,217             --          40,948
Segment assets                       769,325         214,034             --         983,359
Construction Expenditures             49,951          10,518             --          60,469
--------------------------------------------------------------------------------------------

NOTE 15 - FINANCIAL INSTRUMENTS

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

ENERGY GROUP / CENTRAL HUDSON

Long-Term Debt Maturities and Fair Value

December 31, 2003

                                                         Expected Maturity Date
                                                         ----------------------
                                                             (In Thousands)
                                           2004         2005        2006    2007        2008   Thereafter    Total     Fair Value
                                           ----         ----        ----    ----        ----   ----------    -----     ----------
Fixed Rate:                              $ 15,000         --         --   $ 33,000         --   $130,030    $178,030    $191,285
  Estimated Effective
     Interest Rate                          7.950%        --         --      5.910%        --      5.343%     5.652%

Variable Rate:                                 --         --         --         --         --   $115,850    $115,850    $115,850
  Estimated Effective
     Interest Rate                                                                                 1.061%      1.061%
                                                                                                            --------    --------
                                                             Total Debt Outstanding                         $293,880    $307,135
                                                                                                            ========    ========
                                                             Estimated Effective Interest Rate                  3.91%
                                                                                                                ====

December 31, 2002

                                                         Expected Maturity Date
                                                         ----------------------
                                                             (In Thousands)
                                           2003       2004         2005       2006     2007    Thereafter   Total     Fair Value
                                           ----       ----         ----       ----     ----    ----------   -----     ----------
Fixed Rate:                              $ 15,000   $ 15,000         --         --   $ 33,000   $106,027   $169,027    $186,504
  Estimated Effective
    Interest Rate                           7.014%     7.950%        --         --      5.910%     5.765%    5.459%

Variable Rate:                                 --         --         --         --         --   $115,850   $115,850    $115,850
  Estimated Effective
    Interest Rate                                                                                  1.236%     1.236%
                                                                                                           --------    --------
                                                                Total Debt Outstanding                     $284,877    $302,354
                                                                                                           ========    ========
                                                                Estimated Effective Interest Rate              4.27%
                                                                                                               ====

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - ENERGY GROUP

      Selected financial data for each quarterly period within 2003 and 2002 are presented below:

                                                                    Earnings Per
                                                                      Average
                                                                      Share of
                                                                      Common
                                 Operating   Operating       Net       Stock
                                 Revenues      Income      Income    Outstanding
                                 --------      ------      ------   ------------
                                           (In Thousands)             (Dollars)
                                 --------------------------------   ------------
Quarter Ended:

          2003

 March 31 ...................    $265,152    $ 22,352    $ 20,193    $   1.27
 June 30 ....................     183,188       8,123       7,625         .48
 September 30 ...............     169,827       6,148       4,705         .30
 December 31 ................     188,517      12,399      11,462         .73

          2002

 March 31 ...................    $197,982    $ 18,964    $ 19,442    $   1.19
 June 30 ....................     152,805       4,510       5,098         .31
 September 30 ...............     169,191       7,944       6,111         .37
 December 31 ................     175,863      10,580      10,630         .66

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CENTRAL HUDSON

      Selected financial data for each quarterly period within 2003 and 2002 are presented below:

                                                                   Income
                                                                Available for
                                      Operating     Operating      Common
                                      Revenues       Income         Stock
                                      --------       ------     -------------
                                                  (In Thousands)
                                      ---------------------------------------
Quarter Ended:

2003

 March 31 ......................      $170,943      $ 16,592      $ 14,707
 June 30 .......................       143,469         8,479         6,741
 September 30 ..................       135,285         8,433         6,684
 December 31 ...................       131,004        10,405         9,356

2002

 March 31 ......................      $143,205      $ 15,403      $ 14,449
 June 30 .......................       122,933         6,396         2,772
 September 30 ..................       144,426        10,437         6,713
 December 31 ...................       122,757         9,578         6,429

SCHEDULE II - Reserves - Energy Group

                                                                            Payments      Balance
                             .   Balance at    Charged to    Charged to      Charged       at End
                                  Beginning     Cost and        Other          to            of
Description                      of Period      Expenses      Accounts      Reserves       Period
-----------                      ---------      --------      --------      --------       ------
YEAR ENDED DECEMBER 31, 2003

Operating Reserves ...........   $ 4,912,084   $   969,170   $   142,130   $   980,404   $ 5,042,980
                                 ===========   ===========   ===========   ===========   ===========

Reserve for Uncollectible
Accounts .....................   $ 4,200,000   $ 5,861,382   $        --   $ 5,461,382   $ 4,600,000
                                 ===========   ===========   ===========   ===========   ===========

YEAR ENDED DECEMBER 31, 2002

Operating Reserves ...........   $ 4,852,994   $ 1,382,163   $   579,509   $ 1,902,582   $ 4,912,084
                                 ===========   ===========   ===========   ===========   ===========
Reserve for Uncollectible
Accounts .....................   $ 3,800,000   $ 3,582,200   $        --   $ 3,182,200   $ 4,200,000
                                 ===========   ===========   ===========   ===========   ===========

YEAR ENDED DECEMBER 31, 2001

Operating Reserves ...........   $ 4,754,783   $ 1,304,487   $   250,542   $ 1,456,818   $ 4,852,994
                                 ===========   ===========   ===========   ===========   ===========

Reserve for Uncollectible
Accounts .....................   $ 3,400,000   $ 3,912,893   $        --   $ 3,512,893   $ 3,800,000
                                 ===========   ===========   ===========   ===========   ===========

SCHEDULE II - Reserves - Central Hudson

                                                                            Payments      Balance
                                 Balance at    Charged to    Charged to      Charged       at End
                                  Beginning     Cost and        Other          to            of
Description                      of Period      Expenses      Accounts      Reserves       Period
-----------                      ---------      --------      --------      --------       ------
YEAR ENDED DECEMBER 31, 2003

Operating Reserves ...........   $ 4,912,084   $   969,170   $   142,130   $   980,404   $ 5,042,980
                                 ===========   ===========   ===========   ===========   ===========

Reserve for Uncollectible
Accounts .....................   $ 2,700,000   $ 4,741,382   $        --   $ 4,441,382   $ 3,000,000
                                 ===========   ===========   ===========   ===========   ===========

YEAR ENDED DECEMBER 31, 2002

Operating Reserves ...........   $ 4,852,994   $ 1,382,163   $   579,509   $ 1,902,582   $ 4,912,084
                                 ===========   ===========   ===========   ===========   ===========

Reserve for Uncollectible
Accounts .....................   $ 2,300,000   $ 3,061,800   $        --   $ 2,661,800   $ 2,700,000
                                 ===========   ===========   ===========   ===========   ===========

YEAR ENDED DECEMBER 31, 2001

Operating Reserves ...........   $ 4,754,783   $ 1,304,487   $   250,542   $ 1,456,818   $ 4,852,994
                                 ===========   ===========   ===========   ===========   ===========

Reserve for Uncollectible
Accounts .....................   $ 2,500,000   $ 2,612,893   $        --   $ 2,812,893   $ 2,300,000
                                 ===========   ===========   ===========   ===========   ===========

      ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

      ITEM 9A - CONTROLS AND PROCEDURES

      At the end of the period covered by this report, Energy Group and Central Hudson carried out an evaluation, under the supervision and with the participation of the Chairman of the Board, the Chief Executive Officer, and the Chief Financial Officer of Energy Group and of Central Hudson, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Chairman of the Board, the Chief Executive Officer, and Chief Financial Officer have concluded that Energy Group's and Central Hudson's disclosure controls and procedures as of December 31, 2003, are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, as amended, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.

      There were no changes in Energy Group's or Central Hudson's internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, Energy Group's or Central Hudson's internal control over financial reporting.

                                    PART III

      ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF ENERGY GROUP

      The directors of Energy Group are as follows:

--------------------------------------------------------------------------------------------
                                             Age
                                            as of     Year Joined
           Name                           12/31/03    The Board(6)       Term of Office
--------------------------------------------------------------------------------------------
Paul J. Ganci(3),(4),(6)                     65           1989         Class III Director(8)
--------------------------------------------------------------------------------------------

Heinz K. Fridrich(1),(3),(5),(6)             70           1988         Class III Director(8)
--------------------------------------------------------------------------------------------

Edward F. X. Gallagher(1),(3),(4),(6)        70           1984         Class I Director(7)
--------------------------------------------------------------------------------------------

Stanley J. Grubel(2),(3),(4)               61           1999         Class II Director(9)
--------------------------------------------------------------------------------------------

E. Michel Kruse(1),(4),(5)                   59           2002         Class III Director(8)
--------------------------------------------------------------------------------------------

Steven M. Fetter(1),(2),(3),(5)              51           2002         Class II Director(9)
--------------------------------------------------------------------------------------------

Steven V. Lant(4)                            46           2002         Class I Director(7)
--------------------------------------------------------------------------------------------

---------------
(1)   Member, Audit Committee of the Board of Directors.

(2)   Member, Compensation Committee of the Board of Directors.

(3)   Member, Executive Committee of the Board of Directors.

(4)   Member, Strategy and Finance Committee of the Board of Directors.

(5)   Member, Governance and Nominating Committee of the Board of Directors.

(6)   Years prior to 1999 reflect Directorships of Central Hudson.

(7) Messrs. Gallagher and Lant are standing for election at the Annual Meeting of Shareholders as Class I Directors.

(8)   Term expires at Annual Meeting of Shareholders in 2006.

(9)   Term expires at Annual Meeting of Shareholders in 2005.

Officers of the Board:

Paul J. Ganci
Chairman of the Board and the Executive Committee

Heinz K. Fridrich
Vice Chairman of the Board and the Executive Committee and Chairman of the Governance and Nominating Committee

Stanley J. Grubel
Chairman of the Compensation Committee

Steven M. Fetter
Chairman of the Audit Committee

E. Michel Kruse
Chairman of the Strategy and Finance Committee

      The information on those directors of Energy Group standing for election by shareholders at the Annual Meeting of Shareholders to be held on April 27, 2004, is incorporated by reference to the caption "Proposal 1 - Election of Directors" in Energy Group's definitive proxy statement dated March 3, 2004, ("Proxy Statement"), to be used in connection with its Annual Meeting of Shareholders to be held on April 27, 2004, which Proxy Statement will be filed with the SEC.

      The information on the executive officers of Energy Group required hereunder is incorporated by reference to Item 1 of this 10-K Annual Report under the caption "Executive Officers."

      Other information required hereunder for directors and officers of Energy Group is incorporated by reference to the Proxy Statement.

      The Corporation has adopted a Code of Business Conduct and Ethics ("Code"). Section II of the Code, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes the Corporation's Code of Ethics for Senior Financial Officers. This section, in conjunction with the remainder of the Code, is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code is available on our Internet site at www.chenergygroup.com and is also included in the
Exhibit Index to this 10-K Annual Report.

      If Energy Group's Board of Directors materially amends or grants any waivers to Section II of the Code relating to issues concerning the need to resolve ethically any actual or apparent conflicts of interest, and to comply with all generally accepted accounting principles, laws and regulations designed to produce full, fair, accurate, timely, and understandable disclosure in the company's periodic reports filed with the Securities and Exchange Commission, Energy Group will post such information on its Internet site at www.chenergygroup.com.

      Energy Group's governance guidelines, Code of Business Conduct and Ethics, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on the Corporation's Internet site at www.chenergygroup.com. The governance guidelines, the Code of Business Conduct and Ethics, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4879.

      ITEM 11 - EXECUTIVE COMPENSATION

      The information required hereunder for directors and executives of Energy Group is incorporated by reference to the Proxy Statement.

      ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

      The following table sets forth information concerning Energy Group's compensation plans (including individual compensation arrangements) under which equity securities of Energy Group are authorized for issuance:

-----------------------------------------------------------------------------------------
                      Number of securities
                       to be issued upon       Weighted average          Number of
                          exercise of         exercise price of     securities remaining
                      outstanding options,   outstanding option,    available for future
                      warrants and rights    warrants and rights          issuance
Plan Category                 (a)                    (b)                    (c)
-----------------------------------------------------------------------------------------
Equity compensation
plans approved by         107,360(1)                $44.16               346,550(2)
security holders
-----------------------------------------------------------------------------------------
Equity compensation
plans not approved             --(3)                 --                       --
by security holders
-----------------------------------------------------------------------------------------
Total                     107,360                   $44.16               346,550
-----------------------------------------------------------------------------------------

(1) This includes only stock options granted under the Long-Term Performance-Based Incentive Plan.

(2) This excludes 11,020 performance shares granted, 1,837 performance shares awarded and 17,340 stock options exercised through 2003 under the Long-Term Performance Based Incentive Plan.

(3) Energy Group also has an equity compensation plan described under the caption "Stock Plan for Outside Directors" in the Proxy Statement. No options, warrants or rights are granted under this plan.

      The information required hereunder regarding equity ownership in Energy Group by its directors and executive officers is incorporated by reference to the caption "Security Ownership of Directors and Officers" in the Proxy Statement.

      ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Note 1 under the caption "Related Party Transactions."

      ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required hereunder regarding the Audit Committee's policies and procedures and annual fees rendered to Energy Group's principal accountants is incorporated by reference to the caption "Principal Accountant Fees and Services" included in the Report of the Audit Committee in the Proxy Statement.

                                     PART IV

      ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report

      1. and 2. All Financial Statements and Financial Statement Schedules filed as part of this 10-K Annual Report are included in Item 8 of this 10-K Annual Report and reference is made thereto.

      3. Exhibits

      Incorporated herein by reference to the Exhibit Index for this 10-K Annual Report. Such Exhibits include the following management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15(c) hereof:

      Description in the Exhibit List and Exhibit Nos. for this Report

      Energy Group's Stock Plan for Outside Directors. (Exhibits (10) (iii) 7,
      30)

      Energy Group's Supplementary Retirement Plan. (Exhibits (10) (iii) 11 and
      23)

      Central Hudson's Retirement Benefit Restoration Plan. (Exhibits (10) (iii) 12 and 24)

      Form of Employment Agreement for all officers of Energy Group and its subsidiary companies. (Exhibits (10) (iii) 13)

      Employment Agreement between Paul J. Ganci and Energy Group. (Exhibit (10)
      (iii) 16)

      Energy Group's Change of Control Severance Policy. (Exhibits (10) (iii) 6 and 15)

      Central Hudson's Savings Incentive Plan. (Exhibits (10) (iii) 1, 2, 3, 14, 18, 19, 21 and 27)

      Energy Group's Long-Term Performance-Based Incentive Plan. (Exhibit (10)
      (iii) 10, 17, 20 and 28)

      Energy Group's Directors and Executives Deferred Compensation Plan. (Exhibits (10) (iii) 8, 9, 22, 26 and 29)

      Agreement between Energy Group and Allan R. Page. (Exhibit (10) (iii) 25)

(b)   Reports on Form 8-K

      During the last quarter of the period covered by this 10-K Annual Report and including the period to the date hereof, the following Reports on Form 8-K were filed by Energy Group and/or Central Hudson:

      1. Report dated January 31, 2004, of Energy Group relating to Energy Group's 2003 earnings and earnings guidance for 2004.

      2. Report dated January 30, 2004 of Energy Group relating to executive succession plan.

      3. Report dated October 21, 2003, of Energy Group relating to Energy Group's third quarter 2003 earnings.

      4. Report dated September 2, 2003, of Energy Group relating to the appointment of Christopher M. Capone as Chief Financial Officer and Treasurer of Energy Group and Central Hudson.

(c)   Exhibits Required by Item 601 of Regulation S-K

      Incorporated herein by reference to subpart (a)-3 of Item 15, above.

(d) Financial Statement Schedule required by Regulation S-X which is excluded from Energy Group's Annual Report to Shareholders for the fiscal year ended December 31, 2003

      Not applicable, see Item 8 hereof.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have duly caused this 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CH ENERGY GROUP, INC.


                                        By     /s/ Paul J. Ganci
                                          --------------------------------
                                                Paul J. Ganci
                                            Chairman of the Board

Dated: February 18, 2004

                                        CENTRAL HUDSON GAS & ELECTRIC
                                                 CORPORATION


                                        By       /s/ Paul J. Ganci
                                          ------------------------------
                                                 Paul J. Ganci
                                              Chairman of the Board

Dated: February 18, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K Annual Report has been signed below by the following person on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

           Signature                      Title                                  Date
           ---------                      -----                                  ----

(a) Principal Executive
    Officer or Officers:

/s/ Paul J. Ganci
--------------------------
(Paul J. Ganci)                Chairman of the Board
                               of CH Energy Group, Inc.
                               and Chairman of the Board
                               of Central Hudson Gas
                               & Electric Corporation                       February 18, 2004

/s/ Steven V. Lant
--------------------------
(Steven V. Lant)               President and Chief Executive Officer
                               of CH Energy Group, Inc.
                               and Chief Executive Officer
                               of Central Hudson Gas
                               & Electric Corporation                       February 18, 2004

(b) Principal Accounting
        Officer:

/s/ Donna S. Doyle
--------------------------
(Donna S. Doyle)                Vice President -
                               Accounting and
                               Controller of
                               CH Energy Group, Inc.
                               and Central Hudson Gas
                               & Electric Corporation                       February 18, 2004

(c) Chief Financial
    Officer:

/s/ Christopher M. Capone
--------------------------
(Christopher M. Capone)        Chief Financial Officer and Treasurer
                               of CH Energy Group, Inc.
                               and Central Hudson Gas
                               & Electric Corporation                       February 18, 2004

(d)   A majority of Directors of CH Energy Group, Inc.:

Heinz K. Fridrich*,
Edward F.X. Gallagher*, Paul J. Ganci*,
Stanley J. Grubel*, Steven M. Fetter*,
E. Michel Kruse*, and Steven V. Lant*, Directors


By /s/ Paul J. Ganci
   -------------------------
   (Paul J. Ganci)                                        February 18, 2004

(e)   A majority of Directors of Central Hudson Gas & Electric Corporation:

Paul J. Ganci*, Carl E. Meyer*, Steven V. Lant*, Jack Effron*, and Arthur R. Upright*, Directors


By /s/ Paul J. Ganci
   -------------------------
   (Paul J. Ganci)                                        February 18, 2004

------------------
* Paul J. Ganci, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the SEC as Exhibit 24 hereof.

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference (1):

    Exhibit No.
 (Regulation S-K
    Item 601
   Designation)                Exhibits
-----------------              --------

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

                  (ii) By-laws of CH Energy Group, Inc. in effect on the date of this Report. ((50); Exhibit (3)(ii))

                  (iii) Restated Certificate of Incorporation of Central Hudson
                        Gas & Electric Corporation under Section 807 of the Business Corporation Law. ((18); Exhibit (3)1)

--------------
(1) Exhibits which are incorporated by reference to other filings are followed by information contained in parentheses, as follows: The first reference in the parenthesis is a numeral, corresponding to a numeral set forth in the Notes which follow this Exhibit list, which identifies the prior filing in which the Exhibit was physically filed; and the second reference in the parenthesis is to the specific document in that prior filing in which the Exhibit appears.

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

                  (ii)  10-- Prospectus Supplement Dated March 20, 2002 (To
                                Prospectus dated March 14, 2002) relating to
                                $100,000,000 principal amount of Medium-Term
                                Notes, Series D, and the Prospectus Dated March 14, 2002, relating to $100,000,000 principal amount of Central Hudson's debt securities attached hereto, as filed pursuant to Rule 424
                                (b) in connection with Registration Statement No. 33-83542 ((13)(a)), and, as applicable to a tranche of such Medium-Term Notes, each of the following:

                                (a) Pricing Supplement No. 1, Dated March 25, 2002 (to said Prospectus dated March 14, 2002, as supplemented by said Prospectus

                                     Supplement Dated March 20, 2002) filed
                                     pursuant to Rule 424 (b) in connection with Registration Statement No. 333-83542. ((13)(b))

                                (b) Pricing Supplement No. 2, Dated March 25, 2002 (to said Prospectus Dated March 14, 2002, as supplemented by said Prospectus Supplement Dated March 20, 2002) filed pursuant to Rule 424 (b) in connection with Registration Statement No. 333-83542. ((13)(c))

                                (c) Pricing Supplement No. 3, Dated September 17, 2003 (to said Prospectus Dated March 14, 2002, as supplemented by said Prospectus Supplement Dated March 20, 2002 and March 25, 2002) filed pursuant to Rule 424 (b) in connection with Registration Statement No. 333-83542. ((13)(d))

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

(10)              Material contracts:

                  (i)         1--  Agreement dated April 27, 1973 between
                                   Central Hudson and the Power Authority of the State of New York. ((11); Exhibit 5.19)

                  (i)         2--  Assignment and Assumption dated as of
                                   October 24, 1975 between Central Hudson and
                                   New York State Electric & Gas Corporation.
                                   ((12); Exhibit 5.25)

                  (i)         3--  Amendment to Assignment and Assumption
                                   dated October 30, 1978 between Central Hudson and New York State Electric & Gas Corporation. ((3); Exhibit 5.34)

                  (i)         4--  Agreement dated April 2, 1980 by and
                                   between Central Hudson and the Power
                                   Authority of the State of New York. ((2);
                                   Exhibit (10)(i)24)

                  (i)         5--  Transmission Agreement, dated October
                                   25, 1983, between Central Hudson and Niagara
                                   Mohawk Power Corporation. ((2); Exhibit
                                   (10)(i)30)

                  (i)         6--  Underground Storage Service Agreement,
                                   dated June 30, 1982, between Central Hudson and Penn-York Energy Corporation. ((2); Exhibit (10)(i)32)

                  (i)         7--  Interruptible Transmission Service
                                   Agreement, dated December 20, 1983, between
                                   Central Hudson and Power Authority of the
                                   State of New York. ((2); Exhibit (10)(i)33)

                  (i)         8--  Agreement, dated December 7, 1983,
                                   between Central Hudson and the Power
                                   Authority of the State of New York. ((2);
                                   Exhibit (10)(i)34)

                  (i)         9--  General Joint Use Pole Agreement between
                                   Central Hudson and the New York Telephone
                                   Company effective January 1, 1986 (not
                                   including the Administrative and Operating
                                   Practices provisions thereof). ((2); Exhibit
                                   (10)(i)37)

                  (i)         10--  Agreement, dated June 3, 1985, between
                                   Central Hudson, Consolidated Edison Company of New York, Inc. and the Power Authority of the State of New York relating to Marcy South Real Estate - East Fishkill, New York. ((2); Exhibit (10)(i)38)

                  (i)         11-- Agreement, dated June 11, 1985, between
                                   Central Hudson and the Power Authority of the State of New York relating to Marcy South Substation - East Fishkill, New York. ((2); Exhibit (10)(i)39)

                  (i)         12-- Memorandum of Understanding, dated as
                                   of March 22, 1988, by and among Central
                                   Hudson, Alberta Northeast Gas, Limited, the
                                   Brooklyn Union Gas Company, New Jersey
                                   Natural Gas Company and Connecticut Natural
                                   Gas Corporation. ((17); Exhibit (10)(i)98)

                  (i)          13-- Agreement, effective as of November 1,
                                    1989, between Columbia Gas Transmission
                                    Corporation and Central Hudson. ((19);
                                    Exhibit (10)(i)75)

                  (i)          14-- Agreement, dated as of November 1,
                                    1989, between Columbia Gas Transmission
                                    Corporation and Central Hudson. ((19);
                                    Exhibit (10)(i)77)

                  (i)          15-- Agreement, dated as of November 1,
                                    1989, between Columbia Gas Transmission
                                    Corporation and Central Hudson. ((19);
                                    Exhibit (10)(i)78)

                  (i)          16-- Agreement, dated as of November 1,
                                    1989, between Columbia Gulf Transmission
                                    Company and Central Hudson. ((19); Exhibit
                                    (10)(i)79)

                  (i)          17-- Agreement, dated October 9, 1990,
                                    between Texas Eastern Transmission
                                    Corporation and Central Hudson. ((19);
                                    Exhibit (10)(i)80)

                  (i)          18-- Agreement, dated July 2, 1990, between
                                    Texas Eastern Transmission Corporation and
                                    Central Hudson. ((19); Exhibit (10)(i)81)

                  (i)          19-- Agreement, dated December 28, 1989,
                                    between Texas Eastern Transmission
                                    Corporation and Central Hudson. ((19);
                                    Exhibit (10)(i)82)

                  (i)          20-- Agreement, dated December 28, 1989,
                                    between Texas Eastern Transmission
                                    Corporation and Central Hudson. ((19);
                                    Exhibit (10)(i)83)

                  (i)          21-- Agreement, dated November 3, 1989,
                                    between Texas Eastern Transmission
                                    Corporation and Central Hudson. ((19);
                                    Exhibit (10)(i)84)

                  (i)          22-- Agreement, dated September 4, 1990,
                                    between Algonquin Gas Transmission Company and Central Hudson. ((19); Exhibit
                                    (10)(i)87)

                  (i)          23-- Storage Service Agreement, dated July
                                    1, 1989, between CNG Transmission
                                    Corporation and Central Hudson. ((19);
                                    Exhibit (10)(i)91)

                  (i)          24-- Agreement dated as of February 7, 1991
                                    between Central Hudson and Alberta Northeast
                                    Gas, Limited for the purchase of Canadian natural gas from ATCOR Ltd. to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)92)

                  (i)          25-- Agreement dated as of February 7, 1991
                                    between Central Hudson and Alberta Northeast
                                    Gas, Limited for the purchase of Canadian natural gas from AEC Oil and Gas Company, a Division of Alberta Energy Company, Ltd. to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit
                                    (10)(i)93)

                  (i)          26-- Agreement dated as of February 7, 1991
                                    between Central Hudson and Alberta Northeast
                                    Gas, Limited for the purchase of Canadian natural gas from ProGas Limited to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)94)

                  (i)          27-- Agreement No. 2 dated as of February 7,
                                    1991 between Central Hudson and Alberta
                                    Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada Pipelines Limited under Precedent Agreement No. 2 to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit
                                    (10)(i)95)

                  (i)          28-- Agreement No. 1 dated as of February 7,
                                    1991 between Central Hudson and Alberta
                                    Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada Pipelines Limited under Precedent Agreement No. 1 to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit
                                    (10)(i)96)

                  (i)          29-- Agreement dated as of February 7, 1991
                                    between Central Hudson and Iroquois Gas
                                    Transmission System to transport gas
                                    imported by Alberta Northeast Gas, Limited to Central Hudson. ((19); Exhibit (10)(i)97)

                  (i)          30-- Service Agreement, dated September 30,
                                    1986, between Central Hudson and Algonquin
                                    Gas Transmission Company, for firm storage transportation under Rate Schedule SS-III. ((20); Exhibit (10)(i)95)

                  (i)          31-- Service Agreement, dated March 12,
                                    1991, between Central Hudson and Algonquin
                                    Gas Transmission Company, for firm
                                    transportation of 5,056 dth. of Texas
                                    Eastern Transmission Corporation incremental volume. ((20); Exhibit (10)(i)99)

                  (i)          32-- Agreement, dated December 28, 1990 and
                                    effective February 5, 1991, between Central
                                    Hudson and National Fuel Gas Supply
                                    Corporation for interruptible
                                    transportation. ((20); Exhibit (10)(i)100)

                  (i)          33-- Utility Services Contract, effective
                                    October 1, 1991, between Central Hudson and the U.S. Department of the Army, for the provision of natural gas service to the U.S. Military Academy at West Point and Stewart Army Subpost, together with an Amendment thereto, effective October 10, 1991. ((20); Exhibit (10)(i)101)

                  (i)          34-- Service Agreement, effective December
                                    1, 1990, between Central Hudson and Texas
                                    Eastern Transmission Corporation, for firm transportation service under Rate Schedule FT-1. ((20); Exhibit (10)(i)103)

                  (i)          35-- Service Agreement, dated February 25,
                                    1991, between Central Hudson and Texas
                                    Eastern Transmission Corporation, for
                                    incremental 5,056 dth. under Rate Schedule
                                    CD-1. ((20); Exhibit (10)(i)104)

                  (i)          36-- Service Agreement, dated January 7,
                                    1992, between Central Hudson and Texas
                                    Eastern Transmission Corporation, for the firm transportation of 6,000 dth./day under Rate Schedule FTS-5. ((20); Exhibit
                                    (10)(i)106)

                  (i)          37-- Agreement dated as of July 1, 1992
                                    between Central Hudson and Tennessee Gas
                                    Pipeline Company for storage of natural gas.
                                    ((21); Exhibit (10)(i)114)

                  (i)          38-- Agreement dated as of July 1, 1992
                                    between Central Hudson and Tennessee Gas
                                    Pipeline Company for firm transportation periods. ((21); Exhibit (10)(i)115)

                  (i)          39-- Agreement, dated November 1, 1990,
                                    between Tennessee Gas Pipeline and Central
                                    Hudson for transportation of third-party gas for injection into and withdrawal from Penn York storage. ((2); Exhibit (10)(i)100)

                  (i)          40-- Agreement, dated December 1, 1991,
                                    between Central Hudson and Iroquois Gas
                                    Transmission System for interruptible gas transportation service. ((2); Exhibit
                                    (10)(i)101)

                  (i)          41-- Letter Agreement, dated August 24,
                                    1992, between Central Hudson and Iroquois
                                    Gas Transmission System amending that
                                    certain Agreement, dated December 1, 1991 between said parties for interruptible gas transportation service. ((19); Exhibit
                                    (10)(i)102)

                  (i)          42-- Gas Transportation Agreement, dated as
                                    of September 1, 1993, by and between
                                    Tennessee Gas Pipeline Company and Central
                                    Hudson. ((1); Exhibit(10)(i)108)

                  (i)          43-- Agreement, dated as of May 20, 1993,
                                    between Central Hudson and New York State
                                    Electric & Gas Corporation. ((24); Exhibit
                                    (10)(i)93)

                  (i)          44-- Agreement for the Sale and Purchase of
                                    Coal, dated as of December 1, 1996, among Central Hudson, Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of the agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((30); Exhibit (10)(i)107)

                  (i)          45-- Amended and Restated Settlement
                                    Agreement, dated January 2, 1998, among
                                    Central Hudson, the Staff of the Public
                                    Service Commission of the State of New York and the New York State Department of Economic Development. ((32); Exhibit
                                    (10)(i)112)

                  (i)          46-- Amendment, dated as of November 1,
                                    1997, to the Agreement for the Sale and
                                    Purchase of Coal, dated December 1, 1996, among Central Hudson, Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((33); Exhibit
                                    (10)(i)113)

                  (i)          47-- Modification to the Amended and
                                    Restated Settlement Agreement, dated
                                    February 26, 1998, signed by Central Hudson, the Staff of the Public Service Commission of the State of New York, the New York State Consumer Protection Board and Pace Energy Project. ((34); Exhibit (10)(i)115)

                  (i)          48-- Amendment II, dated as of November 1,
                                    1998, to the Agreement for the Sale and
                                    Purchase of Coal, dated December 1, 1996, among Central Hudson, Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of said Amendment setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((40); Exhibit
                                    (10)(i)80)

                  (i)          49-- Participation Agreement, dated as of
                                    June 1, 1977 by and between New York State
                                    Energy Research and Development Authority and Central Hudson. ((45); Exhibit
                                    (10)(i)67)

                  (i)          50-- Agreement, dated as of November 1,
                                    1998, between Central Hudson and Glencore
                                    Ltd., for the Sale and Purchase of Coal.
                                    [Certain portions of said Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((40); Exhibit (10)(i)81)

                  (i)          51-- Participation Agreement, dated as of
                                    December 1, 1998, by and between New York
                                    State Energy Research and Development
                                    Authority and Central Hudson. ((40); Exhibit
                                    (10)(i)82)

                  (i)          52-- Participation Agreement, dated as of
                                    July 15, 1999, by and between New York State
                                    Energy Research and Development Authority and Central Hudson. ((45); Exhibit
                                    (10)(i)66)

                  (i)          53-- Participation Agreement, dated as of
                                    August 1, 1999, by and between New York
                                    State Energy Research and Development
                                    Authority and Central Hudson. ((45); Exhibit
                                    (10)(i)67)

                  (i)          54-- Agreement, dated April 1, 1999, between
                                    Central Hudson and Arch Coal Sales Company,
                                    Inc. for the Sale and Purchase of Coal.
                                    [Certain portions of the Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((38); Exhibit (10)(i)89)

                  (i)          55-- Amendment No. 3, dated as of November
                                    1, 1999, to the Agreement for the Sale and Purchase of Coal, dated December 1, 1996, between Central Hudson and Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit (10)(i)88)

                  (i)          56-- Amendment No. 1, dated as of November
                                    1, 1999, to the Agreement for the Sale and Purchase of Coal, dated November 1, 1998, between Central Hudson and Glencore, Ltd. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit
                                    (10)(i)89)

                  (i)          57-- Amendment No. 1, dated as of November
                                    1, 1999, to the Agreement for the Sale and Purchase of Coal, dated April 1, 1999 between Central Hudson and Arch Coal. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit
                                    (10)(i)90)

                  (i)          58-- Asset Purchase and Sale Agreement,
                                    dated August 7, 2000, by and among Central
                                    Hudson, Consolidated Edison Company of New
                                    York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. ((44); Exhibit
                                    (10)(i)93)

                  (i)          59-- Asset Purchase and Sale Agreement,
                                    dated August 7, 2000, by and between Central
                                    Hudson and Dynegy Power Corp. ((44); Exhibit
                                    (10)(i)94)

                  (i)          60-- Purchase Price Agreement, dated August
                                    7, 2000, among Central Hudson, Consolidated
                                    Edison Company of New York, Inc., Niagara
                                    Mohawk Power Corporation and Dynegy Power
                                    Corp. ((44); Exhibit (10)(i)95)

                  (i)          61-- Guarantee Agreement, dated August 7,
                                    2000, among Central Hudson, Consolidated
                                    Edison Company of New York, Inc., Niagara
                                    Mohawk Power Corporation and Dynegy
                                    Holdings, Inc. ((44); Exhibit (10)(i)96)

                  (i)          62-- Nine Mile Point Unit 2 Nuclear
                                    Generating Facility Asset Purchase
                                    Agreement, dated as of December 11, 2000, by and among Central Hudson, Niagara Mohawk Power Corporation, New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Constellation Energy Group, Inc. and Constellation Nuclear LLC. ((45); Exhibit (10)(i)(79))

                  (i)          63-- Power Purchase Agreement, dated as of
                                    December 11, 2000, by and between
                                    Constellation Nuclear, LLC and Central
                                    Hudson. ((45); Exhibit (10)(i)(80))

                  (i)          64-- Revenue Sharing Agreement, dated as of
                                    December 11, 2000, by and between
                                    Constellation Nuclear LLC and Central
                                    Hudson. ((45); Exhibit (10)(i)(84))

                  (i)          65-- Transition Power Agreement, dated
                                    January 30, 2001, by and between Central
                                    Hudson and Dynegy Power Marketing, Inc.
                                    ((45); Exhibit (10)(i)(82))

                  (i)          66-- Amended and Restated Credit Agreement,
                                    dated July 10, 2000, among CH Energy Group,
                                    Inc., ("Energy Group") certain lenders
                                    described therein and Banc One, N.A., as administrative Agent. ((43); Exhibit
                                    (10)(i)92)

                  (i)          67-- Amendment II, dated as of December 22,
                                    2000, to the Agreement for the Sale and
                                    Purchase of Coal, dated April 1, 1999,
                                    between Central Hudson and Arch Coal Sales
                                    Company, Inc. [Certain portions of said
                                    Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((45); Exhibit (10)(i)(84))

                  (i)          68-- Amendment IV, dated as of December 29,
                                    2000, to the Agreement for the Sale and
                                    Purchase of Coal made as of December 1,
                                    1996, between Central Hudson and
                                    Inter-American Coal N.V. and Inter-American
                                    Coal, Inc. [Certain portions of said
                                    Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((45); Exhibit (10)(i)(85))

                  (i)          69-- Stock Purchase Agreement, dated
                                    December 21, 2001 between Central Hudson
                                    Energy Services, Inc. and WPS Power
                                    Development, Inc. ((47); Exhibit (10) (i)
                                    (69))

                  (i)          70-- Letter Agreement, dated December 21,
                                    2001, between Central Hudson Enterprises
                                    Corporation and WPS Power Development, Inc.
                                    ((47); Exhibit (10) (i) (70))

                  (i)          71-- [Reserved]

                  (i)          72-- Letter Agreement, dated July 3, 2001
                                    between Central Hudson and Dynegy. ((47);
                                    Exhibit (10) (i) (72))

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

                  (iii) 4-- Management Incentive Program of Central Hudson,
                                    effective April 1, 1994. ((30); Exhibit
                                    (10)(iii)23)

                  (iii) 5-- Amendment, dated July 25, 1997, to the Management
                                    Incentive Program of Central Hudson,
                                    effective August 1, 1997. ((33); Exhibit
                                    (10)(iii)24)

                  (iii) 6-- CH Energy Group, Inc. Change-of-Control Severance
                                    Policy, effective December 1, 1998. ((40);
                                    Exhibit (10)(iii)14)

                  (iii) 7-- Amended and Restated Stock Plan for Outside
                                    Directors of CH Energy Group, Inc. effective
                                    December 15, 1999. ((41); Exhibit
                                    (10)(iii)21)

                  (iii) 8-- CH Energy Group, Inc. Directors and Executives
                                    Deferred Compensation Plan effective January
                                    1, 2000. ((41); Exhibit (10)(iii)25)

                  (iii) 9-- Trust and Agency Agreement, dated December 15, 1999 and effective January 1, 2000, between the Corporation and First America Trust Company for the Corporation's Directors and Executives Deferred Compensation Plan.((41); Exhibit (10)(iii)26)

                  (iii) 10-- Long-Term Performance-Based Incentive Plan of CH
                                    Energy Group, Inc. effective January 1,
                                    2000. ((41); Exhibit (10)(iii)27)

                  (iii) 11-- CH Energy Group, Inc. Supplementary Retirement
                                    Plan, effective December 15, 1999, being an amendment and restatement of the Central Hudson Executive Deferred Compensation Plan as assigned to CH Energy Group, Inc. ((43); Exhibit (10)(ii)29)

                  (iii) 12-- Amendment to and Restatement of Central Hudson's
                                    Retirement Benefit Restoration Plan,
                                    effective as of January 1, 2000. ((43);
                                    Exhibit (10)(iii)30)

                  (iii) 13-- Form of Employment Agreement, for all officers of
                                    CH Energy Group, Inc. and its subsidiary companies. ((47); Exhibit (10) (iii) (13))

                  (iii) 14-- Amendment Number Three to the Central Hudson
                                    Savings Incentive Plan, effective January 1,
                                    2001. ((45); Exhibit (10)(iii)32)

                  (iii) 15-- Amendment to the CH Energy Group, Inc.
                                    Change-of-Control Severance Policy,
                                    effective August 1, 2000. ((45); Exhibit
                                    (10)(iii)33)

                  (iii) 16-- Employment Agreement, dated September 28, 2001, between CH Energy Group, Inc. and Paul J.
                                    Ganci. ((47); Exhibit (10) (iii) (16))

                  (iii) 17-- Amendment, effective January 1, 2001, to Energy
                                    Group's Long-Term Performance-Based
                                    Incentive Plan. ((46); Exhibit (10)(iii)1)

                  (iii) 18-- Amendment and Restatement, dated October 1, 2001, of the Central Hudson Savings Incentive
                                    Plan.((47); Exhibit (10) (iii) (18))

                  (iii) 19-- Form of Trust Agreement, effective as of October 1,
                                    2001, between Central Hudson and ING
                                    National Trust, as successor Trustee under the Central Hudson Savings Incentive Plan. ((47); Exhibit (10) (iii) (19))

                  (iii) 20-- Amendment No. 2, effective January 1, 2002, to
                                    Energy Group's Long-Term Performance-Based
                                    Incentive Plan. ((47); Exhibit (10) (iii)
                                    (20))

                  (iii) 21-- Form of Supplemental Participation Agreement, dated
                                    October 21, 2001, among Central Hudson
                                    Enterprises Corporation, Central Hudson and
                                    ING National Trust re: Central Hudson
                                    Savings Incentive Plan. ((47); Exhibit (10)
                                    (iii) (21))

                  (iii) 22-- Amendment to CH Energy Group, Inc. Directors and
                                    Executives Deferred Compensation Plan
                                    effective July 1, 2002. ((47); Exhibit (10)
                                    (iii) (22))

                  (iii) 23-- Amendment and restatement of CH Energy Group, Inc.
                                    Supplementary Retirement Plan, effective
                                    July 1, 2001. ((47); Exhibit (10) (iii)
                                    (23))

                  (iii) 24-- Amendment and restatement of Central Hudson Gas &
                                    Electric Corporation Retirement Benefit
                                    Restoration Plan effective June 22, 2001.
                                    ((47); Exhibit (10) (iii) (24))

                  (iii) 25-- Agreement, dated May 10, 2002, between CH Energy
                                    Group, Inc. and Allan R. Page.((51); Exhibit
                                    (10)(iii)(25))

                  (iii) 26-- Amendment and restatement of CH Energy Group, Inc.
                                    Directors and Executives Deferred
                                    Compensation Plan, effective September 26,
                                    2003 ((52); Exhibit (10)(iii)(26).

                  (iii) 27-- Central Hudson Gas & Electric Corporation Savings
                                    Incentive Plan, January 1, 2004
                                    Restatement((53); Exhibit 99(a).

                  (iii) 28-- Amendment to CH Energy Group, Inc. Long-Term
                                    Performance-Based Incentive Plan, dated
                                    October 24, 2003, effective as of September
                                    26, 2003

                  (iii) 29-- Amendment to CH Energy Group, Inc. Directors and
                                    Executives Deferred Compensation Plan Trust
                                    Agreement, dated October 24, 2003, effective as of September 26, 2003

                  (iii) 30-- CH Energy Group, Inc. Amended and Restated Stock
                                    Plan for Outside Directors, dated October
                                    24, 2003, effective as of September 26, 2003

(12)(i)-- CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

(12)(ii)-- Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

(14) --           CH Energy Group, Inc. Code of Business Conduct and Ethics

(21) --           Subsidiaries of Energy Group and Central Hudson as of December
                  31, 2003.

                            State or other       Name under which
                            Jurisdiction of      Subsidiary conducts
Name of Subsidiary          Incorporation        Business
-----------------           --------------       ------------------

Central Hudson Gas          New York             Central Hudson Gas &
& Electric Corporation                           Electric Corporation

Phoenix Development         New York              Phoenix Development
Company, Inc.                                     Company, Inc.

Central Hudson              New York              Central Hudson
Enterprises Corporation                           Enterprises Corporation

SCASCO, Inc.                Connecticut           SCASCO, Inc.

Griffith Energy             New York              Griffith Energy
Services, Inc.                                    Services, Inc.

(23) --           Consent of Experts:

                  The consent of PricewaterhouseCoopers LLP.

(24) --           Powers of Attorney:

                  (i) 1-- Powers of Attorney for each of the directors
                          comprising a majority of the Board of Directors of Energy Group authorizing execution and filing of this Annual Report on Form 10-K by Paul J. Ganci.

                  (i) 2-- Powers of Attorney for each of the directors
                          comprising a majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Paul J. Ganci.

(31) --           Rule 13a-14(a)/15d-14(a) Certifications.

(32) --           Section 1350 Certifications.

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

                  (i) 6-- Order of the Public Service Commission of the State of
                          New York, issued and effective January 25, 2001, clarifying prior Order relating to the approval of the transfer of the Danskammer Plant and the Roseton Plant. ((45); Exhibit (99)(i)9)

                  (i) 7-- Order of the Public Service Commission of the State of
                          New York, issued and effective, October 26, 2001, authorizing asset transfers of the Nine Mile 2 Plant. ((47); Exhibit (99)(i)(7))

                  (i) 8-- Order of the Public Service Commission of the State of
                          New York, issued and effective, September 27, 2001, authorizing new revolving credit facilities and a New Medium Term Note Program for Central Hudson. ((47); Exhibit (99)(i)(8))

                  (i) 9-- Order of the Public Service Commission of the State of
                          New York, issued and effective October 25, 2001, establishing new rates for Central Hudson. ((47); Exhibit (99)(i)(9))

                  (i) 10-- Order of the Public Service Commission of the State
                           of New York, issued and effective October 3, 2002, authorizing the implementation of the Economic Development Program. ((51); Exhibit (99)(i)(10))

                  (i) 11-- Order of the Public Service Commission of the State
                           of New York, issued and effective October 25, 2002, authorizing the establishment of a deferred accounting plan for site identification and remediation costs relating to Central Hudson's seven former manufactured gas plants. ((51); Exhibit
                           (99)(i)(11))

                  (i) 12-- Order of the Public Service Commission of the State
                           of New York, issued and effective October 29, 2003, directing the continuation of certain non-price features of the rate plan.

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

                           (d) Incorporated herein by reference to Pricing Supplement No. 3 dated September 17, 2003 (to Prospectus dated March 14, 2002, as supplemented by a Prospectus Supplement dated March 20, 2002 and March 25, 2002) filed with the Securities and Exchange Commission pursuant to Rule 424 (b) (2) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

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

                  (49) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002 (File No. 0-30512)

                  (50) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 2003 (File No. 0-30512)

                  (51) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003 (File No. 0-30512)

                  (52) Incorporated herein by reference to Energy Group's Registration Statement on Form S-8, filed on October 30, 2003 (File No. 333-110086)

                  (53) Incorporated herein by reference to Energy Group's Registration Statement on Form S-8, filed on January 16, 2004 (File No. 333-111984)