Form 10-K
period 2004-12-31
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2005-02-17
CIK 1061393, 18647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended .....................................December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                 on which registered
      -------------------                                 -------------------

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

                  Yes |X|               No |_|

      The aggregate market value of the voting and non-voting common equity of Energy Group held by non-affiliates as of February 1, 2005, was $743,966,400 based upon the lowest price at which Energy Group's Common Stock was traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      The aggregate market value of the voting and non-voting common equity of Energy Group held by non-affiliates as of June 30, 2004, the last business day of Energy Group's most recently completed second fiscal quarter, was $731,987,280 computed by reference to the price at which Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      Indicate by check mark whether Central Hudson Gas & Electric Corporation ("Central Hudson") is an accelerated filer (as defined in Rule 12b-2 of the Act).

                  Yes |_|               No |X|

      The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2004, was zero.

      The number of shares outstanding of Energy Group's Common Stock, as of February 1, 2005, was 15,762,000.

      The number of shares outstanding of Central Hudson's Common Stock, as of February 1, 2005, was 16,862,087. All such shares are owned by Energy Group.

      CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)
(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Energy Group's definitive Proxy Statement, dated March 11, 2005, and to be used in connection with its Annual Meeting of Shareholders to be held on April 26, 2005, is incorporated by reference in Part III hereof. Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction (I) (2) (c) of Form 10-K of the Act.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1  BUSINESS                                                               2

ITEM 2  PROPERTIES                                                            13

ITEM 3  LEGAL PROCEEDINGS                                                     18

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS                                                               18

                                     PART II

ITEM 5  MARKET FOR ENERGY GROUP'S COMMON EQUITY,
        RELATED STOCKHOLDER MATTERS AND ISSUER
        PURCHASES OF EQUITY SECURITIES                                        19

ITEM 6  SELECTED FINANCIAL DATA OF ENERGY GROUP AND
        ITS SUBSIDIARIES                                                      20

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         23

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK                                                           50

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           52

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE                               140

ITEM 9A CONTROLS AND PROCEDURES                                              140

ITEM 9B OTHER INFORMATION                                                    140

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF ENERGY GROUP                     141

ITEM 11 EXECUTIVE COMPENSATION                                               143

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT                                                       143

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       143

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES                               144

                                     PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                           144

        SIGNATURES                                                           146


                                      (i)

                                TABLE OF CONTENTS

                  (NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                                                                            Page
                                                                            ----

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                            79

NOTE 2  REGULATORY MATTERS                                                    93

NOTE 3  INCOME TAX                                                           101

NOTE 4  ACQUISITIONS, DIVESTITURES AND DISCONTINUED
        OPERATIONS                                                           105

NOTE 5  GOODWILL AND OTHER INTANGIBLE ASSETS                                 106

NOTE 6  SHORT-TERM BORROWING ARRANGEMENTS                                    107

NOTE 7  CAPITALIZATION - COMMON AND PREFERRED STOCK                          108

NOTE 8  CAPITALIZATION - LONG-TERM DEBT                                      109

NOTE 9  POST-EMPLOYMENT BENEFITS                                             111

NOTE 10 EQUITY-BASED COMPENSATION INCENTIVE PLANS                            118

NOTE 11 COMMITMENTS AND CONTINGENCIES                                        121

NOTE 12 SEGMENTS AND RELATED INFORMATION                                     130

NOTE 13 FINANCIAL INSTRUMENTS                                                134


                                      (ii)

                                     PART I

FILING FORMAT

      This Annual Report on Form 10-K for the fiscal year ended December 31, 2004 ("10-K Annual Report"), is a combined report being filed by two different registrants: CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"). Except where the content clearly indicates otherwise, any references in this 10-K Annual Report to Energy Group include all subsidiaries of Energy Group, including Central Hudson. Energy Group's subsidiaries are each directly or indirectly wholly owned by Energy Group. Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to Energy Group and its subsidiaries other than Central Hudson. When this 10-K Annual Report is incorporated by reference into any filing with the Securities and Exchange Commission ("SEC") made by Central Hudson, the portions of this 10-K Annual Report that relate to Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

FORWARD-LOOKING STATEMENTS

      Statements included in this 10-K Annual Report and the documents incorporated by reference which are not historical in nature are intended to be and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to: weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy capacity and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 1 - BUSINESS

CORPORATE STRUCTURE

      On December 15, 1999, Energy Group became the holding company parent corporation of Central Hudson and Central Hudson Energy Services, Inc. ("CH Services") (the "Holding Company Restructuring").

      For further information regarding the Holding Company Restructuring and the Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended ("Settlement Agreement"), among Central Hudson, the Staff of the Public Service Commission of the State of New York ("PSC"), and certain others which, among other things, permitted the Holding Company Restructuring, see the captions "Competitive Opportunities Proceeding Settlement Agreement" and "Rate Proceedings - Electric and Natural Gas" in Note 2 - "Regulatory Matters" to the Financial Statements contained in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report (each Note being hereinafter called a "Note"). Surviving provisions of the Settlement Agreement discussed herein may affect future operations of Energy Group and its subsidiaries.

      Effective December 31, 2002, Energy Group reorganized its competitive business subsidiaries to streamline administration and improve managerial effectiveness. As a result of this reorganization, CH Services was merged into Energy Group; Greene Point Development Corporation ("Greene Point") and Prime Industrial Energy Services, Inc. were merged into Central Hudson Enterprises Corporation ("CHEC"); and CHEC replaced CH Services as the parent of the remaining competitive business subsidiaries. Griffith Energy Services, Inc. ("Griffith") and SCASCO, Inc. ("SCASCO") remain direct subsidiaries of CHEC. CHEC, Griffith, and SCASCO are collectively referred to herein as the "competitive business subsidiaries." Energy Group's other subsidiary, Central Hudson, wholly owns Phoenix Development Company, Inc. ("Phoenix"). Another subsidiary of CH Services, CH Resources, Inc. ("CH Resources"), and its subsidiary companies, CH Syracuse Properties, Inc. and CH Niagara Properties, Inc., were sold in May 2002. For further information on the sale of CH Resources, see Note 4 - "Acquisitions, Divestitures and Discontinued Operations."

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

      For a discussion of Energy Group's and its subsidiaries' capital structure, financing program, and short-term debt, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the subcaptions "Capital Structure," "Financing Program of Energy Group and Its Subsidiaries," and "Credit Facilities and Short-Term Debt" under the caption "Capital Resources and Liquidity." For a discussion of short-term borrowing, capitalization, and long-term debt, see Note 6 - "Short-Term Borrowing Arrangements," Note 7 - "Capitalization - Energy Group Capital Stock," and Note 8 - "Capitalization - Long-Term Debt," respectively. For information concerning revenues, certain expenses, earnings per share, and information regarding assets for Central Hudson's electric and natural gas segments and the competitive business subsidiaries' segments, see Note 12 - "Segments and Related Information."

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

      Central Hudson serves a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west of the Hudson River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the city of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 681,500. Electric service is available throughout the territory and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York, and in certain outlying and intervening territories. The number of Central Hudson employees at December 31, 2004, was 843.

      Central Hudson's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

      The competitive marketplace continues to develop for electric and natural gas utilities, and Central Hudson's electric and natural gas customers may purchase energy and related services from other sources.

      Seasonality

      Central Hudson's delivery revenues vary seasonally in response to weather. Sales of electricity are usually highest during the summer months, primarily due to the use of air-conditioning and other cooling equipment. Sales of natural gas are highest during the winter months, primarily due to space heating usage.

      Competition

      Central Hudson is a regulated utility with an exclusive right to deliver electricity and natural gas within its PSC-approved franchise territory. Central Hudson has no direct competitors in its electricity business; indirect competitors may include distributed generation systems which could bypass the electric delivery system, however Central Hudson believes such competition is not imminent. Central Hudson's natural gas business competes with other fuels, especially fuel oil and propane.

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

      Regulation

      Central Hudson is subject to regulation by the PSC regarding, among other things, services rendered (including the rates charged), major transmission facility siting, accounting procedures, and issuance of securities. For certain restrictions on Central Hudson's activities imposed by the Settlement Agreement, see Note 2 - "Regulatory Matters" under the caption "Competitive Opportunities Proceeding Settlement Agreement."

      Certain activities of Central Hudson, including accounting and the acquisition and disposition of property, are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Federal Power Act.

      Central Hudson is not subject to the provisions of the Natural Gas Act.

      With the exception of the Groveville Hydroelectric Facility in Beacon, New York, Central Hudson's hydroelectric facilities are not required to be licensed under the Federal Power Act. The Groveville Hydroelectric Facility has an Emergency Action Plan which has been approved by the FERC.

      For discussion of the PSC Order regarding stray voltage, see Note 2 - "Regulatory Matters" under caption "Other Regulatory Matters."

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

      Central Hudson's present retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers. During 2004, the average price of electricity for full service customers was 8.88 cents per kilowatt-hour ("kWh") as compared to an average of
8.83 cents per kWh for 2003. The average delivery price, excluding Customer Benefit Fund refunds, for 2004 was 2.68 cents per kWh and 2.51 cents per kWh for 2003.

      Rate Proceedings - Electric and Natural Gas: For information regarding Central Hudson's most recent electric and natural gas proceedings filed with the PSC, see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas."

      Cost Adjustment Clauses: For information regarding Central Hudson's electric and natural gas cost adjustment clauses, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Rates, Revenues and Cost Adjustment Clauses."

      Capital Expenditures and Financing

      For estimates of future capital expenditures for Central Hudson, see the subcaption "Capital Expenditures" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the caption "Capital Resources and Liquidity."

      Central Hudson's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, preferred stock or unsecured short-term debt.

      Central Hudson has in place certain credit facilities with financial covenants that limit the amount of additional funded indebtedness Central Hudson may incur. Additionally, Central Hudson's ability to issue debt securities is limited by authority granted by the PSC. Central Hudson believes these limitations will not impair its ability to issue any or all of the debt described under the subcaption "Financing Program of Energy Group and Its Subsidiaries" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the caption "Capital Resources and Liquidity."

      Purchased Power and Generation Costs

      For the twelve-month period ended December 31, 2004, the sources and related costs of purchased electricity and electricity generation for Central Hudson were as follows:

                                             Aggregate
              Sources of                   Percentage of      Costs in 2004
                Energy                  Energy Requirements       ($000)
      -------------------------         -------------------   -------------

      Purchased Electricity                     96.4%           $ 256,192
      Hydroelectric and Other                    3.6%                 773
                                               -----
                                               100.0%
                                               =====
      Deferred Electricity Cost                                    (5,224)
                                                                ---------
                Total                                           $ 251,741
                                                                =========

      Other Central Hudson Matters

      Labor Relations: Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers for its 549 unionized employees, representing construction and maintenance employees, customer representatives, service workers, and clerical employees (excluding persons in managerial, professional, or supervisory positions). This agreement became effective on May 1, 2003, and remains effective through April 30, 2008. It provides for an average annual general wage increase of 3.5% and certain additional fringe benefits.

      Subsidiary of Central Hudson - Phoenix Development Company, Inc.: Phoenix, a New York corporation, is a wholly owned subsidiary of Central Hudson. Phoenix was incorporated in 1950 to hold or lease real property for future use by Central Hudson and to participate in energy-related ventures. Currently, Phoenix's assets are not significant.

COMPETITIVE BUSINESS SUBSIDIARIES

      As of December 31, 2002, the effective date of the restructuring described under the caption "Corporate Structure" of this Item 1 of this 10-K Annual Report, CHEC became the holding company parent of the competitive business subsidiaries.

CHEC and its Subsidiaries

      Central Hudson Enterprises Corporation: CHEC, a New York corporation, is a wholly owned subsidiary of Energy Group. CHEC has been engaged in the business of marketing electricity, natural gas, petroleum products, and related services to retail and wholesale customers; conducting energy audits; and providing services including, but not limited to, the design, financing, installation, and maintenance of energy conservation measures and generation systems for private businesses, institutions, and government entities. CHEC has also participated in cogeneration, small hydroelectric, alternate fuel, and energy production projects in Connecticut, New Jersey, New Hampshire, New York, and most recently, a fuel ethanol production plant in Nebraska. For further discussion of the ethanol fuel production plant, see Note 4 - "Acquisitions, Divestitures and Discontinued Operations."

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

      SCASCO, Inc.: SCASCO, a Connecticut corporation, is a wholly owned subsidiary of CHEC. SCASCO is an energy services company engaged in the distribution of heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation of electrical services and HVAC equipment in the states of Connecticut, Massachusetts, and New York. On October 31, 2003, SCASCO completed the sale of certain assets and liabilities of its natural gas unit. For further discussion of the sale, see Note 4 - "Acquisitions, Divestitures and Discontinued Operations."

      Neither CHEC nor its subsidiaries operate in Central Hudson's service territory.

      Seasonality

      CHEC's revenues vary seasonally, as fuel oil deliveries are directly related to use for space heating and are highest during the winter months.

      Competition

      CHEC and its subsidiaries participate in competitive supply and service businesses that are subject to different risks than those found in the businesses of the regulated utility, Central Hudson. As unregulated competitors in the fuel oil delivery business, the competitive business subsidiaries face competition from other fuel oil delivery companies and from companies supplying other forms of fuel for heating such as natural gas. The competitive business subsidiaries accounted for 30% of Energy Group's consolidated revenues (net of fuel) in 2004. For a discussion of the competitive business subsidiaries' operating revenues and operating income, see the caption "Results of Operations" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report.

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

      The principal environmental areas to which Central Hudson and certain of the competitive business subsidiaries are subject are generally as follows:

      Air: Central Hudson's South Cairo and Coxsackie combustion turbines are subject to the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"), which address attainment and maintenance of national air quality standards, including control of particulate emissions from fossil-fueled electric generating plants (such as South Cairo and Coxsackie) and emissions that affect "acid rain" and ozone. Both South Cairo and Coxsackie complied with the Clean Air Act Amendments during 2004. See Note 11 - "Commitments and Contingencies" under the caption "Environmental Matters" regarding the investigation by the United States Environmental Protection Agency ("EPA") into the compliance of Central Hudson's former major generating assets.

      Water: Central Hudson and certain of the competitive business subsidiaries are required to comply with applicable federal and state laws and regulations governing the discharge of pollutants into waterways and ground water.

      The discharge of any pollutants into waters of the United States is prohibited except in compliance with a permit issued by the EPA under the National Pollutant Discharge Elimination System ("NPDES") established under the Clean Water Act of 1972. Likewise, under the New York Environmental Conservation Law, pollutants cannot be discharged into state waters without a State Pollutant Discharge Elimination System ("SPDES") permit, issued with regard to activities in New York by the New York State Department of Environmental Conservation ("DEC") and for activities in other states by the relevant state's environmental regulatory agency. Issuance of a SPDES permit satisfies the NPDES permit requirement.

      Central Hudson has SPDES permits for its Eltings Corners maintenance and warehouse facility and for its Rifton Recreation and Training Center, both in New York. See Note 11 - "Commitments and Contingencies" under the subcaption "Environmental Matters" regarding Central Hudson's application to the DEC for a SPDES permit for its Neversink Hydroelectric Station. No other SPDES permits are required for Central Hudson's operations.

      Griffith has SPDES permits for its Frederick Bulk Plant, its Westminster Bulk Plant, its S. L. Bare Bulk Plant, its R. S. Leitch Bulk Plant, and its Cheverly, Maryland office. Griffith also has storm water discharge permits for its Charlestown, West Virginia bulk storage plant and its Martinsburg, West Virginia bulk storage plant. SCASCO is not required to have SPDES permits for its operations.

      Toxic Substances and Hazardous Wastes: Central Hudson and certain of the competitive business subsidiaries are subject to federal and state laws and regulations relating to the use, handling, storage, treatment, transportation, and disposal of industrial, hazardous, and toxic wastes. See Note 11 - "Commitments and Contingencies" under the caption "Environmental Matters" regarding, among other things, former manufactured gas plant facilities, the Orange County Landfill, and Newburgh Consolidated Iron Works.

      Other: Central Hudson expenditures attributable, in whole or in substantial part, to environmental considerations totaled $1.6 million in 2004, of which approximately $1.4 million was charged to expense. It is estimated that these expenditures will total approximately $1.9 million in 2005.

      Expenditures attributable, in whole or in substantial part, to environmental considerations for the competitive business subsidiaries totaled $207,000 in 2004, all of which was applied to capital projects. It is estimated that these expenditures will total less than $50,000 in 2005.

      Regarding environmental matters, except as described in Note 11 - "Commitments and Contingencies" under the subcaption "Environmental Matters," neither Energy Group, Central Hudson, nor the competitive business subsidiaries are involved as defendants in any material litigation, administrative proceeding, or investigation and, to the best of their knowledge, no such matters are threatened against any of them.

Research and Development

      Central Hudson is engaged in the conduct and support of research and development ("R&D") activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy. Central Hudson's R&D expenditures were $3.6 million in 2004 and $3.2 million in each of 2003 and 2002. These expenditures were for internal research programs and for contributions to research administered by the New York State Energy Research and Development Authority, the Electric Power Research Institute, and other industry organizations. R&D expenditures are provided for in Central Hudson's tariffs for electric and natural gas delivery service. In addition, the PSC has authorized that differences between R&D expense and the rate allowances covering these costs are deferred for future recovery from or return to customers.

AVAILABLE INFORMATION

      Energy Group files annual, quarterly, and special reports, proxy statements, and other information with the SEC. Central Hudson files annual, quarterly, and special reports and other information with the SEC. The public may read and copy any of the documents each company files at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC's Internet website at http://www.sec.gov.

      Energy Group makes available free of charge on or through its Internet website at www.chenergygroup.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Energy Group's governance guidelines, Code of Business Conduct and Ethics, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on Energy Group's Internet website at www.chenergygroup.com. The governance guidelines, the Code of Business Conduct and Ethics, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4879.

Executive Officers

      All executive officers of Energy Group are elected or appointed annually by its Board of Directors. There are no family relationships among any of the executive officers of Energy Group or its subsidiaries. The names of the current executive officers of Energy Group, their positions held and business experience during the past five years, and ages (at December 31, 2004) are as follows:

           Executive           Age    Current and Prior Positions                                           Date Commenced
--------------------------------------------------------------------------------------------------------------------------
Executive Officers of Energy Group
Steven V. Lant(1)              47     Director, Chairman of the Board, President,
                                       and Chief Executive Officer(b)                                       May 10, 2004
                                      Director, Chairman of the Board, and Chief Executive Officer(a)       May 5, 2004
                                      Director, Chairman of the Board, President,
                                       and Chief Executive Officer(c)                                       April 27, 2004
                                      Director, President, and Chief Executive Officer(b) (c)               July 2003
                                      Director and Chief Executive Officer(a)                               July 2003
                                      Director, Chief Operating Officer
                                       and Chief Financial Officer(a) (b) (c)                               February 2002
                                      Chief Financial Officer(c)                                            May 2001
                                      Director(a) (b)                                                       December 1999
                                      Chief Financial Officer and Treasurer(a) (b)                          November 1999

Carl E. Meyer(2)               57     Director, President and Chief Operating Officer(a)                    December 1999
                                      Executive Vice President(c)                                           November 1999

Arthur R. Upright(2)           61     Director(a)                                                           December 1999
                                      Director(b)                                                           November 1999
                                      Senior Vice President(c)                                              November 1999
                                      Senior Vice President - Regulatory Affairs, Financial
                                        Planning & Accounting(a)                                            November 1998

           Executive           Age    Current and Prior Positions                                           Date Commenced
--------------------------------------------------------------------------------------------------------------------------
Executive Officers of Energy Group (Cont'd)
Joseph J. DeVirgilio, Jr.(1)   53     Executive Vice President - Corporate Services
                                       and Administration(a) (c)                                            January 2005
                                      Executive Vice President(b)                                           January 2003
                                      Senior Vice President(b) (c)                                          October 2002
                                      Senior Vice President - Corporate Services
                                       and Administration(a)                                                November 1998

Christopher M. Capone(1)       42     Chief Financial Officer and Treasurer(a) (b) (c)                      September 2003
                                      Treasurer(a) (c)                                                      April 2003
                                      Managing Director, Furman Selz / ING(i)                               March 2002
                                      Treasurer(a) (b) (c)                                                  June 2001
                                      Assistant Treasurer - Investor Relations(a) (c)                       March 2000
                                      Vice President/Division Head, Personal Fixed
                                       Income Division, Bank of New York(ii)                                December 1998

Donna S. Doyle(2)              56     Director(b)                                                           June 2002
                                      Vice President - Accounting and Controller(a) (c)                     November 1999

Denise D. VanBuren(2)          43     Vice President - Corporate Communications and Community
                                        Relations(a) (c)                                                    November 2000
                                      Assistant Vice President - Corporate Communications(a)                November 1999

Lincoln E. Bleveans(1)         37     Secretary and Assistant Treasurer(a) (c)                              January 2003
                                      Secretary(b)                                                          January 2003
                                      Vice President - Greene Point
                                        (a former subsidiary of Energy Group)                               September 2000
                                      Senior Director - Structured Investments, Dynegy
                                        Marketing and Trade, Inc.(iii)                                      February 2000
                                      Managing Director - Development, Illinova Generating Company(iv)      December 1998

(1)   Executive is an officer of Energy Group, Central Hudson, and CHEC.

(2)   Executive is an officer of Energy Group and Central Hudson.

(a)   For Central Hudson

(b)   For CHEC

(c)   For Energy Group

(i) In this position, Mr. Capone managed fixed income portfolios for institutions and high net worth individuals.

(ii) In this position, Mr. Capone was the head of a group that managed fixed income portfolios for institutions and high net worth individuals.

(iii) In this position, Mr. Bleveans managed Dynegy Marketing & Trade, Inc.'s equity ownership interests in Independent Power Producers ("IPPs") in South America and Asia.

(iv) In this position, Mr. Bleveans managed Illinova Generating Company's project development and equity investment activities in Asia and in parts of Central America. Dynegy Marketing & Trade, Inc. was a successor to Illinova Generating Company as a result of the merger of each corporation's parent corporations - being Dynegy, Inc. and Illinova Corporation, respectively - in February 2000.

ITEM 2 - PROPERTIES

      Energy Group has no significant properties other than those of Central Hudson and the competitive business subsidiaries.

CENTRAL HUDSON

      Electric: Central Hudson owns electric generating facilities (described in the table below) and substations having an aggregate transformer capacity of 4.6 million kilovolt amps. Central Hudson's electric transmission system consists of 586 pole miles of line and the electric distribution system consists of 7,769 pole miles of overhead lines and 1,179 trench miles of underground lines.

      The aggregate net capability of Central Hudson's electric generating plants as of December 31, 2004, the net output of each plant for the year ended December 31, 2004, and the year each plant was placed in service or rehabilitated are as set forth below:

                                                                      Megawatt*                2004 Unit
Electric                                    Year Placed            Net Capability              Net Output
Generating                                  In Service/        (2004)        (2003-2004)      Megawatthour
Plant                   Type of Fuel       Rehabilitated       Summer          Winter           ("MWh")
----------              ------------       -------------       ------         ----------      ------------
Neversink**             Water                   1953             22.0             20.0           73,140
Hydro Station

Sturgeon Pool           Water                   1924             15.8             15.5           68,469
Hydro Station

Dashville               Water                   1920              5.5              5.5           22,292
Hydro Station

High Falls              Water                   1986              3.0              3.0            8,699
Hydro Station

Groveville              Water                   2000              0.8              0.8            1,526
Hydro Station

Coxsackie Gas           Kerosene or             1969             19.6             24.4               76
Turbine ("GT")          Natural Gas

South Cairo GT          Kerosene                1970             15.6             22.4              232
                                                              -------          -------          -------

                                  Total                          82.3             91.6          174,434
                                                              =======          =======          =======

* Reflects maximum one-hour net capability of Central Hudson's electric generating plants and therefore does not include firm purchases or sales.

** Central Hudson's ownership interest in the Neversink Hydro Station ("Neversink") was initially governed by an agreement between Central Hudson and the City of New York dated April 21, 1948. That agreement provided for the transfer of Central Hudson's ownership interest in Neversink, which has a book value of zero, to the City of New York on December 31, 2003. In March 2004, Central Hudson and the City of New York entered into an agreement pursuant to which the date of such transfer was postponed until not later than December 31, 2004. In December 2004, Central Hudson and the City of New York entered into a further agreement which postpones the date of such transfer until not later than August 31, 2005.

      Load and Capacity: Central Hudson's maximum one-hour demand within its own territory for the year ended December 31, 2004, occurred on June 9, 2004, and amounted to 1,043 megawatts ("MW"). Central Hudson's maximum one-hour demand within its own territory for that part of the 2004-2005 winter capability period through January 31, 2005, occurred on December 20, 2004, and amounted to 988 MW.

      As a result of the sales of Central Hudson's interests in its major generating assets in 2001, Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from third-party providers to meet the demands of its full service customers. To partially supply its full service customers, Central Hudson entered into a transition power agreement with an affiliate of Dynegy Power Corporation, Inc. ("Dynegy") for the period from January 30, 2001, to and including October 31, 2003, for the purchase of capacity and energy. Central Hudson exercised its option to extend this contract to and including October 31, 2004, on which date this contract terminated in accordance with its terms. This contract was "financially firm" in that Dynegy was required to supply electricity under the terms of the contract regardless of the operational status of its Danskammer Plant and its Roseton Plant, both sold by Central Hudson to Dynegy in 2001. For more information, see Note 2 - "Regulatory Matters."

      Central Hudson also entered into an agreement with Constellation, Inc. ("Constellation") to purchase capacity and energy from the Nine Mile 2 Plant for a ten-year period beginning November 7, 2001, and ending November 30, 2011. The agreement is "unit contingent" in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Central Hudson sold its interest in the Nine Mile 2 Plant to Constellation in 2001. For more information, see Note 2 - "Regulatory Matters."

      In the case of both contracts, capacity and energy are purchased at defined prices that escalate over the lives of the respective contracts.

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

      Purchases under these contracts are supplemented by purchases from the NYISO and other parties.

      The following table compares required capacity with currently existing resources of Central Hudson by summer and winter capability periods for 2005 and 2006. Central Hudson intends to eliminate any capacity shortfalls through additional purchases.

                         Forecasted        UCAP
                            Peak -      Requirements     Available              Excess of
                            Total         for Peak         UCAP                 UCAP Over
                          Delivery          Loads        Capacity                NYISO(6)
          Capability    Requirements        (MW)           (MW)                Requirements
 Year       Period         (MW)(1)         (2)(3)         (4)(5)         (MW)(3)       Percent(3)
------    ----------    ------------    ------------     ---------       ------------------------
2005        Summer          1,114          1,110            975           (135)          (12.2%)
2005-6      Winter            988          1,110            706           (404)          (36.4%)

(1) Total delivery requirements include requirements for both full service (delivery and energy) and retail access (delivery only) customers.

(2) Unforced capacity ("UCAP") is generation capacity adjusted for forced outages. Summer period UCAP requirements carry over to the following winter period.

(3)   Based on full service requirements.

(4) Owned capacity of 62 MW plus firm contract capacity of 913 MW as of January 31, 2005, for the summer 2005 period.

(5) Owned capacity of 75 MW plus firm contract capacity of 631 MW as of January 31, 2005, for the winter 2005-2006 period.

(6) "NYISO" is the New York Independent System Operator, which oversees the bulk electricity transmission system in New York State.

      Natural Gas: Central Hudson's natural gas system consists of 161 miles of transmission pipelines and 1,068 miles of distribution pipelines.

      For the year ended December 31, 2004, the total amount of natural gas purchased by Central Hudson from all sources was 10,839,909 thousand cubic feet ("Mcf").

      Central Hudson also owns two propane-air mixing facilities for emergency and peak-shaving purposes, one located in Poughkeepsie, New York, and the other in Newburgh, New York. These facilities, in aggregate, are capable of supplying 8,000 Mcf per day with propane storage capability adequate to provide maximum facility output for up to six consecutive days.

      The peak daily demand for natural gas of Central Hudson's customers for the year ended December 31, 2004, and for that part of the 2004-2005 heating season through January 31, 2005, occurred on January 27, 2005, and amounted to 125,496 Mcf. Central Hudson's firm peak day natural gas capability in the 2004-2005 heating season was 128,370 Mcf, which excludes approximately 15,000 Mcf of transport customer deliveries.

      Other Central Hudson Matters: Central Hudson's corporate headquarters is located in Poughkeepsie, New York. Central Hudson's electric generating plants and important property units are generally held by it in fee simple, except certain rights-of-way and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights. Certain of the Central Hudson properties are subject to rights-of-way and easements that do not interfere with Central Hudson's operations. In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed, and the remaining interest is owned by various telecommunications companies. In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contracts.

      All of the physical properties of Central Hudson, other than property such as material and supplies and Central Hudson franchises, are from time to time subject to liens for current taxes and assessments which Central Hudson pays regularly and when due.

      During the three-year period ended December 31, 2004, Central Hudson made gross property additions of $176.7 million and property retirements and adjustments of $31.7 million, resulting in a net increase (including Construction Work in Progress) in gross utility plant of $145 million, or 16%.

CHEC

Griffith

      As of December 31, 2004, Griffith owned or leased several office and bulk petroleum storage facilities. In addition, Griffith stores petroleum products in bulk storage facilities owned by others. These facilities are located throughout Maryland, Delaware, Virginia, West Virginia, and Pennsylvania. The bulk petroleum storage facilities have capacities from 60,000 gallons up to in excess of 1.2 million gallons. Griffith purchased its corporate headquarters in Cheverly, Maryland in 2004 for $1.1 million. Griffith had previously leased this property.

SCASCO

      As of December 31, 2004, SCASCO owned or leased several office, warehouse, and bulk storage facilities located throughout Connecticut. The bulk storage facilities have capacities of between 107,000 and 400,000 gallons. SCASCO owns its corporate headquarters in Winsted, Connecticut.

ITEM 3 - LEGAL PROCEEDINGS

      For a discussion of certain legal proceedings and certain administrative matters involving Central Hudson and the competitive business subsidiaries, see
Note 11 - "Commitments and Contingencies," which discussion is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5 - MARKET FOR ENERGY GROUP'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      For information regarding the market for Energy Group's common stock and related stockholder matters, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the captions "Capital Resources and Liquidity - Financing Program of Energy Group and Its Subsidiaries" and "Common Stock Dividends and Price Ranges" and Note 7 - "Capitalization - Energy Group Capital Stock."

      Under applicable statutes and their respective Certificates of Incorporation, Energy Group may pay dividends on shares of its common stock and Central Hudson may pay dividends on its common stock and its preferred stock, in each case only out of surplus.

ITEM 6 - SELECTED FINANCIAL DATA OF ENERGY GROUP AND ITS SUBSIDIARIES

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (ENERGY GROUP)
(In Thousands, except per share data)

                                                       2004          2003          2002          2001          2000
                                                    ----------    ----------    ----------    ----------    ----------
Operating Revenues
  Electric .....................................    $  430,575    $  457,395    $  427,978    $  428,346    $  531,732
  Natural gas ..................................       125,230       123,306       105,343       110,296       105,353
  Competitive business subsidiaries ............       235,707       225,983       162,520       192,061       111,027
                                                    ----------    ----------    ----------    ----------    ----------
      Total ....................................       791,512       806,684       695,841       730,703       748,112

Operating Income ...............................        75,133        76,301        63,683        71,486       115,692

Preferred Stock Dividends of Central Hudson ....           970         1,387         2,161         3,230         3,230

Income from continuing operations ..............        42,423        43,985        36,453        50,835        50,973
Net Gain on Discontinued Operations ............            --            --         4,828            --            --
                                                    ----------    ----------    ----------    ----------    ----------
Net Income .....................................        42,423        43,985        41,281        50,835        50,973
Dividends Declared on Common Stock .............        34,046        34,093        35,095        35,342        35,945
                                                    ----------    ----------    ----------    ----------    ----------
Amount Retained in the Business ................         8,377         9,892         6,186        15,493        15,028
Retained Earnings - beginning of year ..........       179,395       169,503       163,317       147,824       132,796
                                                    ----------    ----------    ----------    ----------    ----------
Retained Earnings - end of year ................    $  187,772    $  179,395    $  169,503    $  163,317    $  147,824
                                                    ==========    ==========    ==========    ==========    ==========

Common Stock
  Average shares outstanding - basic ...........        15,762        15,831        16,302        16,362        16,716
  Average shares outstanding - diluted .........        15,771        15,835        16,316        16,370        16,725
  Earnings per share on average shares
    outstanding - basic ........................    $     2.69    $     2.78    $     2.53    $     3.11    $     3.05
  Earnings per share on average shares
    outstanding - diluted ......................    $     2.69    $     2.77    $     2.51    $     3.09    $     3.04
  Dividends declared per share .................    $     2.16    $     2.16    $     2.16    $     2.16    $     2.16
  Book value per share (at year-end) ...........    $    31.31    $    30.80    $    30.31    $    30.33    $    29.38

Total Assets (at year-end) .....................    $1,287,004    $1,310,076    $1,282,907    $1,257,298    $1,593,373
Long-term Debt (at year-end) ...................       319,883       278,880       269,877       216,124       320,370
Cumulative Preferred Stock (at year-end) .......        21,030        21,030        33,530        56,030        56,030
Common Equity (at year-end) ....................       493,465       485,424       486,915       496,309       480,742

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

      For additional information related to the impact of acquisitions and dispositions on the above, this summary should be read in conjunction with
      Item 7 - "Management Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report and Note 4 - "Acquisitions, Divestitures and Discontinued Operations" of Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

      Certain 2000-2003 amounts have been reclassified for comparative purposes.

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CENTRAL HUDSON)
(In Thousands)

                                                           2004           2003           2002           2001            2000
                                                        -----------    -----------    -----------    -----------     -----------
Operating Revenues
  Electric .........................................    $   430,575    $   457,395    $   427,978    $   428,346     $   531,732
  Natural gas ......................................        125,230        123,306        105,343        110,296         105,353
                                                        -----------    -----------    -----------    -----------     -----------
    Total ..........................................        555,805        580,701        533,321        538,642         637,085

Operating Income ...................................         68,293         69,387         62,870         67,078         111,633

Net Income .........................................         38,648         38,875         32,524         44,178          52,595

Dividends Declared on Cumulative Pref. Stock .......            970          1,387          2,161          3,230           3,230
                                                        -----------    -----------    -----------    -----------     -----------

Income Available for Common Stock ..................         37,678         37,488         30,363         40,948          49,365
Dividends Declared to Parent - Energy Group ........         25,500         34,162         30,000        145,642          27,600
                                                        -----------    -----------    -----------    -----------     -----------
Amount Retained in the Business ....................         12,178          3,326            363       (104,694)         21,765
Reverse Equity Transfer ............................             --             --             --             --          26,000
Transfer of Competitive Business Subsidiaries to
  Energy Group .....................................             --             --             --             --          (2,500)
Transfer of Property to Energy Group ...............             --             --             --            (75)             --
Retained Earnings - beginning of year ..............         13,466         10,140          9,777        114,546          69,281
                                                        -----------    -----------    -----------    -----------     -----------
Retained Earnings - end of year ....................    $    25,644    $    13,466    $    10,140    $     9,777     $   114,546
                                                        ===========    ===========    ===========    ===========     ===========

Total Assets (at year-end) .........................    $ 1,028,639    $ 1,052,295    $ 1,018,766    $   983,359     $ 1,394,698
Long-term Debt (at year-end) .......................        319,883        278,880        269,877        215,874         320,370
Cumulative Preferred Stock (at year-end) ...........         21,030         21,030         33,530         56,030          56,030
Common Equity (at year-end) ........................        279,974        267,796        264,143        263,277         466,230

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

      Certain 2000-2003 amounts have been reclassified for comparative purposes.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of Energy Group and its subsidiaries over the past three years. The Consolidated Financial Statements and the Notes thereto contain additional data. For the twelve months ended December 31, 2004, 54% of Energy Group's operating revenues were derived from Central Hudson's electric service, 16% from Central Hudson's natural gas service, and 30% from the competitive business subsidiaries.

      For the purposes of this 10-K Annual Report, "per share" refers to the shares of common stock issued by Energy Group.

EXECUTIVE SUMMARY

      Energy Group is a holding company that conducts substantially all of its business operations through its subsidiaries. Energy Group's current business operations are focused primarily in two areas of the energy industry: the purchase, sale at wholesale, and retail distribution of electricity and natural gas in portions of New York State through Central Hudson, and the business of marketing petroleum products and related services to retail customers through CHEC subsidiaries Griffith and SCASCO. Because of the diversity among their respective operations, Energy Group reports the results of the regulated business and the competitive business subsidiaries as separate segments in its consolidated financial statements.

      Management focuses its strategic efforts on those areas of the company that it believes would have the greatest effect on shareholder value. Efficient operations are a key aspect of increasing shareholder value. As discussed below, Management has implemented plans to achieve savings through continued expense control and through new initiatives.

      In addition, because Central Hudson is subject to rate regulation, the approved regulatory treatment on various matters could significantly affect Central Hudson's operations and, therefore, its financial position and results of operations. As discussed below, Central Hudson intends to seek approval of a new rate plan in the near future.

      Please note that this "Executive Summary" section is merely a summary and should be read together with the remainder of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report, as well as the audited Consolidated Financial Statements, including the Notes thereto, and the other information included in this 10-K Annual Report.

2004 In Review

      In 2004, Energy Group and Central Hudson each achieved earnings within the ranges that each company had projected at the beginning of the year: Energy Group earned $2.69 per share on a consolidated basis in 2004, of which Central Hudson contributed $2.39 per share. Energy Group's earnings decreased $0.09 per share and Central Hudson's earnings increased $0.02 per share in 2004, as compared to 2003, and as discussed in detail by business unit below.

      Central Hudson's 2004 earnings were driven by consistent sales growth and continued expense control, as they have been in past years. These factors are also reflected in Central Hudson's favorable performance under the Settlement
Agreement: Central Hudson earned above the Settlement Agreement's threshold 10.5% return on its ratemaking equity after sharing earnings above that threshold - as mandated by the Settlement Agreement - with its customers.

      In addition to its improved earnings, Central Hudson achieved rising customer satisfaction (for the sixth consecutive year) and electric delivery rates among the lowest in New York State, and - despite a continued difficult financial environment for the energy industry - maintained its solid "A" credit rating, placing Central Hudson near the top of the industry in terms of creditworthiness.

      Central Hudson also received a supportive decision from the PSC that allowed it to net certain of its deferred regulatory assets against a significant portion of its regulatory liabilities, reducing the magnitude of pressures for future rate increases and prospective debt issuance.

      CHEC contributed $0.22 per share to Energy Group's 2004 earnings, a 10% increase as compared to its contribution in 2003. This increase was primarily a result of increased contributions from its fuel distribution subsidiaries, Griffith and SCASCO, and its investments in cogeneration partnerships.

      Major initiatives were launched in 2004 to improve the profitability of Griffith's and SCASCO's service departments, the efficiency of their delivery functions, and the effectiveness of their marketing efforts. Energy Group expects these initiatives to enhance CHEC's future contributions to earnings.

      Energy Group's 2004 unconsolidated earnings of $0.08 per share, while reduced from 2003 levels, largely reflect increased business development expenses related to Energy Group's continuing efforts to redeploy its available cash reserves with a view to produce appropriate risk-adjusted returns on capital and replace, in whole or in part, income produced by amortizations which expired in 2004. At December 31, 2004, Energy Group's cash reserves available for redeployment were approximately $90 million and are currently invested in money market instruments and short-term securities with low principal risk.

      Energy Group's significant redeployment in 2004 occurred in November 2004: a $10.7 million investment by CHEC in the Cornhusker Energy Lexington fuel ethanol production plant to be located in Lexington, Nebraska. This investment is expected to make a contribution to earnings following completion of the plant's construction in the fourth quarter of 2005.

      In addition, Energy Group devoted much time and effort to the internal control reviews required by Section 404 of the Sarbanes-Oxley Act of 2002. These reviews were completed in a timely manner and to the satisfaction of management. No material weaknesses were found in Energy Group's internal control over financial reporting.

Looking Ahead

      Energy Group has identified the following goals as priorities for 2005:

            o Redeploy a significant portion of Energy Group's available cash reserves in energy-related investments with appropriate risk-adjusted returns;

            o Develop a regulatory filing to increase Central Hudson's rates in order to fully recover the current and future cost of providing service;

            o Continue to improve productivity, primarily through process improvement and the application of technology;

            o     Maintain Central Hudson's strong credit rating;

            o Continue to improve the earnings and cash-flow contributions of Griffith and SCASCO through growth and profitability improvements; and

            o Continue to develop staff, especially those who will provide critical leadership throughout Energy Group in the years ahead.

COMPETITION/DEREGULATION

Holding Company

      Energy Group is the holding company parent corporation of Central Hudson and CHEC, as described under the caption "Subsidiaries of Energy Group" in Item 1 - "Business" of this 10-K Annual Report. Energy Group's operations are conducted through Central Hudson, CHEC, and the other competitive business subsidiaries. Energy Group's common stock trades on the New York Stock Exchange under the symbol "CHG."

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

      Energy Group is seeking to redeploy $90 million in energy-related assets from the sales of Central Hudson's interests in its major generating assets and Energy Group's sale of CH Resources.

CHEC's Business Plan

      CHEC's primary focus is fuel oil distribution and related services, and CHEC expects such focus to continue. CHEC's fuel distribution subsidiaries, Griffith and SCASCO, continue to explore opportunities to expand through both internal growth and acquisitions, depending on financial performance and opportunities available. There can be no assurance that such expansion opportunities will exist, or if consummated, that they will be profitable.

Competitive Opportunities Proceeding Settlement Agreement

      For a discussion of the Settlement Agreement approved by the PSC in its Competitive Opportunities Proceeding and a discussion of the impact of the Settlement Agreement on Energy Group's accounting policies, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 - "Regulatory Matters."

Sales of Major Generating Assets

      For information on the sales of Central Hudson's interests in its major generating assets in 2001, see Note 2 - "Regulatory Matters" under the caption "Sales of Major Generating Assets." For information on the sale of CH Resources in 2002, see Note 4 - "Acquisitions, Divestitures and Discontinued Operations."

FERC Restructuring and Independent System Operator

      For information with respect to the NYISO, the New York State Reliability Council, and FERC rulings relating to electric industry restructuring, see Note 2 - "Regulatory Matters" under the caption "FERC Restructuring and Independent System Operator."

Rate Proceedings - Electric and Natural Gas

      For information regarding Central Hudson's most recent electric and natural gas rate filings and the Order of the PSC issued in the proceedings related to those filings, see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas."

RESULTS OF OPERATIONS

      The following discussion and analyses include explanations of significant changes in revenues and expenses between 2003 and 2004 and between 2002 and 2003 for both Energy Group and Central Hudson. Additional information relating to changes between these years is provided in the Notes.

Earnings

      Earnings per share (basic and diluted) of Energy Group's common stock are computed on the basis of the average number of common shares outstanding (basic and diluted) during the subject year. The number of average shares outstanding of Energy Group common stock, the earnings per share, and the rate of return earned on average common equity, which is net income as a percentage of a monthly average of common equity, are as follows:

                                                2004         2003         2002
                                              -------      -------      -------
Average shares outstanding (000):
    Basic ...............................      15,762       15,831       16,302
    Diluted .............................      15,771       15,835       16,316

Earnings per share:
    Basic ...............................     $  2.69      $  2.78      $  2.53
    Diluted .............................     $  2.69      $  2.77      $  2.51

Return earned on common equity ..........         8.5%         9.0%         8.2%

      Energy Group's consolidated basic earnings per share for 2004 were $2.69 per share, a decrease of $0.09 per share from 2003 earnings of $2.78. The $0.09 per share decrease was comprised of a $0.13 per share reduction at the holding company and a $0.02 per share increase at both Central Hudson and CHEC.

      Energy Group's (the holding company) 2004 earnings fell $0.13 per share as compared to 2003 due primarily to a reduction in investment income and an increase in business development costs. The reduction in investment income resulted from the full liquidation, by July 2003, of Energy Group's Alternate Investment Program and the reinvestment of the proceeds in lower yield money market instruments and short-term securities with low principal risk. The increase in business development costs reflects Energy Group's intensified efforts to redeploy its available capital in suitable investment opportunities.

      Earnings for Central Hudson increased $0.02 per share in 2004 as compared to 2003 due primarily to a reduction in regulatory carrying charges due to customers and an increase in electric and natural gas net operating revenues (net of the cost of purchased electricity, purchased natural gas, and revenue taxes). The reduction in carrying charges was due largely to a declining Customer Benefit Fund balance. In addition to the continuation of customer refunds in 2004 and the funding of economic development initiatives and other programs, the Customer Benefit Fund was also used to offset deferred pension and other post-employment benefit costs, as authorized in Central Hudson's 2004 Joint Proposal approved by the PSC effective July 1, 2004. See Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas" for more details. Electric net operating revenues increased due to a 2% increase in sales reflecting increased usage by existing industrial customers and an increase in residential and commercial sales primarily due to customer growth. The increase in natural gas net revenues is primarily due to an increase in large industrial transportation revenues and the recovery of increased working capital and bad debt costs. The milder weather experienced during the first half of the year as compared to 2003 decreased net revenues from natural gas sales by approximately $0.03 per share, net of the effect of weather hedging contracts, however, this was partially offset by growth in firm natural gas deliveries. Also enhancing earnings was the favorable impact of a lower number of Energy Group common stock shares outstanding and a reduction in income taxes.

      The increase in earnings for Central Hudson was largely offset by the effect of certain electric regulatory mechanisms, an increase in depreciation and amortization on utility plant assets, and an increase in property and payroll taxes. Electric regulatory mechanisms affecting earnings were an increase in electric shared earnings and potential PSC assessments for service interruptions. The increase in shared earnings resulted from an increase in ratemaking operating income in 2004 as compared to 2003 and a reduction in the sharing threshold per the provisions of the 2004 Joint Proposal effective July 1, 2004.

      CHEC's 2004 earnings also increased by $0.02 per share as compared to 2003, largely driven by a reduction in operating expenses. The reduction in expenses was due to improved operating efficiencies at Griffith and SCASCO, lower sales due to milder weather experienced in the first half of the year, and the sale of SCASCO's natural gas business unit in October 2003. The increase in earnings was partially offset by a decrease in net revenues (net of fuel and other related expenses) from Griffith and SCASCO. Net revenues were reduced by the sale of SCASCO's natural gas business and a reduction in gross profit from sales of petroleum products resulting from customer conservation due to the increased cost of heating oil. The reduction in net revenues was partially offset by an increase in service department gross profit. CHEC's earnings were also enhanced by an increase in net income from its energy services projects and investments in partnerships.

      Consolidated basic earnings per share for Energy Group were $2.78 for 2003 as compared to $2.53 in 2002, an increase of $0.25 per share. The increase in earnings reflects a $0.51 per share increase from Central Hudson operations due largely to increases in electric and natural gas net operating revenues (net of the cost of purchased electricity, purchased natural gas, and revenue taxes), an increase in the amortization of shareholder benefits relating to the sale of Central Hudson's interests in its major generating assets, the favorable effect of the recording of regulatory carrying charges, a reduction of interest charges and preferred stock dividends, and the positive impact of Energy Group's repurchases of its common stock, further described in Note 7 - "Capitalization - Energy Group Capital Stock." The increase in net revenues results from an increase in sales volume due to the colder weather experienced in the early part of 2003 and customer growth, a reduction in shared earnings, and the recording of previously deferred electric and natural gas delivery revenues to income over the twelve months ended June 30, 2004. The increase in net revenues was partially offset by an increase in operating expenses, increased depreciation on utility plant assets, and the effect of non-recurring income recorded in 2002 from the sale of insurance stock. The stock was received due to the demutualization of certain insurance companies through which Central Hudson provided employee benefits.

      Earnings for CHEC decreased $0.07 per share in 2003 as compared to 2002 resulting largely from a $0.29 per share reduction relating to the net gain recorded in 2002 from the sale of CH Resources. The decrease in earnings was largely offset by an increase in earnings from operations due to increased fuel oil distribution sales volumes attributable to the colder weather in 2003, the acquisition of the assets of certain fuel oil distribution companies in the fourth quarter of 2002 and in January 2003, and increases in productivity and a related reduction in operating expenses. The earnings from Griffith and SCASCO increased from $0.04 per share in 2002 to $0.18 per share in 2003. A nominal gain on the sale of SCASCO's natural gas business unit in October 2003 and the favorable impact of Energy Group's common stock repurchase program also partially offset the reduction in earnings.

      The increase in consolidated earnings in 2003 was also partially offset by a $0.19 per share reduction in earnings, mainly from the liquidation of Energy Group's Alternate Investment Program by July 2003 and the absence of favorable state income tax adjustments recorded in 2002 related to the sale of Central Hudson's interest in its major generating assets in 2001. Proceeds from the liquidation of approximately $90 million were reinvested in lower yield money market instruments with lower principal risk.

Operating Revenues

      Total operating revenues of Energy Group decreased $15.2 million, or 2%, in 2004 as compared to 2003, and increased $110.8 million, or 16%, in 2003 as compared to 2002.

      See the table below for details of the variations:

                                                            Increase or (Decrease) from Prior Year
                            -------------------------------------------------------------------------------------------------------
                                                  2004                                                 2003
                            --------------------------------------------------   --------------------------------------------------
                            Electric        Gas            Other       Total     Electric        Gas            Other       Total
                            ---------    ---------       ---------   ---------   ---------    ---------       ---------   ---------
                                                                         (In Thousands)
Operating Revenues

Customer sales(a) ......... $   2,113    $    (288)(b)   $      --   $   1,825   $   2,342    $   2,465(b)    $      --   $   4,807
Sales to other utilities ..      (255)         544              --         289        (834)      (4,213)             --      (5,047)
Energy cost adjustment ....   (19,240)       1,167              --     (18,073)     14,796       19,767              --      34,563
Deferred revenues(c) ......   (10,456)        (409)             --     (10,865)     12,974          509              --      13,483
Miscellaneous .............     1,018          910              --       1,928         139         (565)             --        (426)
                            ---------    ---------       ---------   ---------   ---------    ---------       ---------   ---------
   Subtotal ...............   (26,820)       1,924              --     (24,896)     29,417       17,963              --      47,380
                            ---------    ---------       ---------   ---------   ---------    ---------       ---------   ---------
Competitive business
   subsidiary sales(d) ....        --           --           9,724       9,724          --           --          63,463      63,463
                            ---------    ---------       ---------   ---------   ---------    ---------       ---------   ---------
         Total ............ $ (26,820)   $   1,924       $   9,724   $ (15,172)  $  29,417    $  17,963       $  63,463   $ 110,843
                            =========    =========       =========   =========   =========    =========       =========   =========

(a) Includes delivery of electricity and natural gas supplied by others and an offsetting restoration of revenues from Central Hudson's Customer Benefit Fund (described in Note 2 - "Regulatory Matters" under the captions "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings - Electric and Natural Gas") for customer refunds to all customers and back-out credits for retail access customers.

(b)   Includes both firm and interruptible revenues.

(c) Includes the restoration of other revenues from Central Hudson's Customer Benefit Fund for other authorized programs, the restoration of previously deferred delivery revenues, and the deferral of electric and natural gas shared earnings in accordance with the provisions of the Joint Proposal effective July 1, 2001, and 2004 (described in Note 2 - "Regulatory Matters").

(d) The increase of $63.5 million in 2003 as compared to 2002 primarily reflects increased sales of petroleum products due to colder weather and acquisitions of additional fuel oil distribution companies in the fourth quarter of 2002 and in January 2003.

Sales - Central Hudson

      Central Hudson's revenues from sales vary seasonally in response to weather. In particular, electric revenues peak in the summer while natural gas revenues peak in the winter.

      Utility delivery sales of electricity within Central Hudson's service territory increased 2% in 2004 as compared to 2003. Sales to residential customers increased 1%, sales to commercial customers increased 2%, and sales to industrial customers increased 3%. Sales to residential and commercial customers increased due primarily to customer growth and increased usage despite milder weather in the first half of 2004 and a cooler summer, in each case as compared to 2003. Industrial sales increased due to additional usage by existing customers. Actual heating billing degree-days in 2004 were 9% lower than in 2003 and 4% lower than normal. Actual cooling billing degree-days for July through September 2004 were 5% lower than in 2003 and 2% lower than normal.

      Utility delivery sales of natural gas to firm Central Hudson customers decreased 3% in 2004 as compared to 2003. Residential and commercial sales, primarily space heating sales, decreased 5% and 1%, respectively, due largely to a decrease in usage resulting from the milder weather experienced in the first half of 2004. The decrease in sales was partially offset by customer growth. Industrial sales, representing approximately 5% of total firm sales in 2004 and 2003, decreased 9%. Interruptible sales increased 3% due largely to an increase in sales to large industrial natural gas transportation customers.

      Utility delivery sales of electricity within Central Hudson's service territory increased 3% in 2003 as compared to 2002. Sales to residential customers increase 6%, sales to commercial customers increased 1% and sales to industrial customers increased 3%. The across-the-board increase in delivery sales was due largely to colder weather and a modest increase in the average number of residential and commercial customers. Billing heating degree-days were 17% higher than last year and 6% higher than normal.

      Utility delivery sales of natural gas to firm Central Hudson customers increased 19% in 2003 as compared to the prior year. Residential and commercial sales, primarily space heating sales, both increased by 21% due to the colder weather experienced in 2003 and modest growth in the average number of customers. Industrial sales, representing approximately 5% of total firm sales in 2003 and 6% in 2002, decreased slightly by 1%. Interruptible sales decreased 37% due to a reduction in the sale of natural gas for electric generation and to the curtailment of interruptible service to meet increased demand from firm customers.

      Changes in delivery sales by major customer classification, including interruptible natural gas sales, are set forth below.

                                         % Increase (Decrease) from Prior Year
                                        ----------------------------------------
                                        Electric (MWh(1))      Natural Gas (Mcf)
                                        -----------------      -----------------
                                         2004       2003        2004        2003
                                         ----       ----        ----        ----
Residential ......................          1          6         (5)         21
Commercial .......................          2          1         (1)         21
Industrial .......................          3          3         (9)         (1)
Interruptible ....................        N/A        N/A          3         (37)

(1)   "MWh" means megawatt-hour.

      Because of sharing arrangements established for interruptible natural gas sales and interruptible transportation of customer-owned natural gas, as described under the caption "Incentive Arrangements" below, variations in these sales from year to year typically have a minimal impact on earnings.

Incentive Arrangements

      Under certain earnings sharing formulas approved by the PSC, Central Hudson either shares with its customers certain revenues and/or cost savings exceeding predetermined levels or is penalized in some cases for shortfalls from certain performance standards.

      Earnings sharing formulas are currently effective for interruptible natural gas sales, natural gas capacity release transactions, electric service reliability, certain aspects of customer service and satisfaction, and certain aspects of market participant satisfaction.

      See Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas" for a description of earnings sharing formulas approved by the PSC for Central Hudson.

      The net results of these and previous earnings sharing formulas also had the effect of increasing pretax earnings by $0.3 million, $1 million, and $0.1 million during 2004, 2003, and 2002, respectively, above the applicable sharing thresholds.

Sales and Revenues - Competitive Business Subsidiaries

      Sales

      CHEC's sales of petroleum products decreased 6.4 million gallons, or 4%, to 147.7 million gallons in 2004 from 154.1 million gallons in 2003. This decrease was primarily due to a decrease in heating oil of 8.2 million gallons, or 10%, to 73.2 million gallons in 2004 from 81.4 million gallons in 2003. This decrease was primarily due to warmer weather as evidenced by a 6% average decrease in heating degree-days for 2004 as compared to 2003 and customer conservation due to the increased cost of heating oil. Additionally, the sales of propane decreased 0.3 million gallons, or 10%, from 2.9 million gallons in 2003 to 2.6 million gallons in 2004. This decrease is also primarily due to the warmer weather in 2004 in comparison to 2003. Partially offsetting these decreases, motor fuel sales increased 2.1 million gallons, or 3%, from 69.8 million gallons in 2003 to 71.9 million gallons in 2004.

      Due to the sale of certain assets and liabilities of SCASCO's natural gas business unit on October 31, 2003, there were no sales of natural gas in 2004 as compared to sales of 1,841,000 Mcf in 2003.

      CHEC's sales of petroleum products increased 27.2 million gallons, or 21%, to 154.1 million gallons in 2003 from 126.9 million gallons in 2002. This increase was primarily due to colder weather as evidenced by a 12% average increase in heating degree-days for 2003 as compared to 2002, and increased sales as a result of acquisitions made in the fourth quarter of 2002 and in January 2003.

      In 2003, CHEC's sales of natural gas decreased approximately 424,000 Mcf, or 19%, to 1,841,000 Mcf as compared to 2,265,000 Mcf in 2002. This decrease was primarily due to the sale of certain assets and liabilities of SCASCO's natural gas business unit on October 31, 2003.

Revenues

      Total revenues for CHEC, net of the effect of weather hedging contracts, increased $9.7 million, or 4.3%, from $226 million in 2003 to $235.7 million in 2004. Revenues from petroleum products increased $24.1 million, or 13%, from $192 million in 2003 to $216.1 million in 2004 largely due to an increase in motor fuel revenues. These revenues increased $22.7 million, or 30%, from $76.4 million in 2003 to $99.1 million in 2004 due primarily to a rise in the average selling price of motor fuels and an increase in sales volume. Heating oil revenues also increased $1.5 million to $112 million largely due to the effect of weather hedging contracts with more favorable terms for 2004 than 2003. Partially offsetting the overall increase in revenues was a reduction of $13.7 million in natural gas revenues due to the sale of SCASCO's natural gas business unit in October 2003. Other revenues related to service and installations, energy services, and propane sales decreased by $0.8 million.

      Total revenues, net of weather hedging contracts, increased $64.4 million, or 39.9%, from $161.6 million in 2002 to $226 million in 2003. Revenues from petroleum products increased $64 million, or 49.3%, to $194 million from $130 million in 2002. This increase was the result of increased sales volumes as a result of acquisitions in the fourth quarter of 2002 and January 2003 and colder weather in 2003 as compared to 2002. In 2003, natural gas revenues increased $2.2 million, or 19.1%, to $13.7 million from $11.5 million in 2002. This increase was due primarily to higher wholesale prices for natural gas in 2003. Partially offsetting the increase was a $2.1 million reduction in revenues from CHEC's retail electric program which CHEC terminated in 2002.

Operating Expenses - Central Hudson

      The most significant elements of Central Hudson's operating expenses are purchased electricity and purchased natural gas. The following reflects, as a percentage of every revenue dollar related to electric or natural gas sales, the amount expended for purchased electricity (including nominal amounts spent for fuel used in electric generation) and purchased natural gas for years 2002 through 2004.

                                              2004        2003        2002
                                              ----        ----        ----
      Purchased Electricity                    58%         59%         59%
      Purchased Natural Gas                    62%         62%         59%

      Central Hudson negotiated multi-year electricity purchase contracts with the new owners of the major generating assets it divested. Purchases under these contracts are supplemented by purchases from the NYISO and other parties. For information regarding these electricity purchase contracts, see Item 2 - "Properties" under the subcaption "Load and Capacity" and Note 2 - "Regulatory Matters" under the caption "Sales of Major Generating Assets."

      Total utility operating expenses decreased $23.8 million, or 4.7%, from $511.3 million in 2003 to $487.5 million in 2004. Purchased electricity and fuel used in electric generation decreased $17 million due largely to the recording of amounts related to the recovery of electric supply costs via Central Hudson's cost recovery mechanism and an increase in volumes supplied directly by marketers to customers opting for retail access service. Other expenses of operation decreased $8.4 million due primarily to a reduction in expenses for Central Hudson's Electric Reliability Program and a decrease in storm restoration costs. The Electric Reliability Program was effectively completed in 2003 and was funded by the Customer Benefit Fund (see Note 2 - "Regulatory Matters" under the subcaption "Rate Proceedings - Electric and Natural Gas" for discussion of the Customer Benefit Fund). Partially offsetting the decrease in utility operating expenses was an increase of $1.4 million in the cost of purchased natural gas. This increase was largely driven by an increase in wholesale costs partially offset by a decrease in costs relative to volume and the recording of amounts related to the full recovery of natural gas supply costs.

      Total utility operating expenses increased $40.9 million, or 8.7%, from $470.4 million in 2002 to $511.3 million in 2003. Purchased electricity and purchased natural gas expenses increased by a total of $30.7 million due primarily to increases in the wholesale cost of these commodities. The balance of Central Hudson's operating expenses increased $10.2 million, reflecting a significant increase in costs related to Central Hudson's Electric Reliability and Economic Development programs that were funded by the Customer Benefit Fund. The rise in operating expenses also reflects increases in storm restoration and other electric distribution and maintenance costs, uncollectible accounts, property and other insurance costs, property taxes, and employee compensation and benefit costs.

Operating Expenses - CHEC

      CHEC's operating expenses for 2004 increased $9.8 million, or 4.5%, from $219.1 million in 2003 to $228.9 million in 2004. The most significant operating expense for CHEC is the cost of petroleum, which increased $24.7 million due primarily to higher wholesale market prices of petroleum. This was partially offset by a decrease of $12.3 million in natural gas costs due to the sale of the natural gas business unit in 2003. Other operating expenses decreased $2.6 million largely due to improved operating efficiencies by the fuel oil distribution subsidiaries and lower sales due to milder weather experienced in the first half of the year.

      As compared to 2002, CHEC's operating expenses for 2003 increased $57.4 million, or 35.5%, from $161.7 million in 2002 to $219.1 million in 2003. The cost of petroleum and natural gas increased $53.9 million due primarily to an increase in sales by Griffith and SCASCO. The higher sales were attributable to colder weather in the first quarter of 2003 and acquisitions made in January of 2003 and in the fourth quarter of 2002. The increase in the cost of petroleum and natural gas was also due to a rise in wholesale market prices and was partially offset by the sale of SCASCO's natural gas business. Other operating expenses increased by $3.5 million due primarily to an increase in distribution costs resulting from the increase in sales.

Other Income

      Other Income for Energy Group (consolidated) for 2004, as compared to 2003, decreased $4 million, including a $1.8 million decrease for Central Hudson. The reduction in Other Income is due primarily to a decrease in investment income resulting from the liquidation of Energy Group's Alternate Investment Program and an increase in Energy Group's business development costs, a reduction in Central Hudson interest income due to a decrease in temporary cash investments and the early settlement of a balance due to Central Hudson from the purchaser of its interest in the Nine Mile 2 Plant, and a reduction in regulatory carrying charges due from customers related to pension costs. The Alternate Investment Program was fully liquidated by July 2003 and the proceeds were reinvested in lower yield money market instruments and short-term securities with low principal risk (see
Note 13 - "Financial Instruments"). The increase in business development costs reflects Energy Group's efforts to redeploy this available capital in suitable investment opportunities. In Central Hudson's June 2004 Order adopting the terms of the 2004 Joint Proposal (see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas"), the PSC authorized the use of the Customer Benefit Fund to offset deferred pension costs, which serves to further reduce the balance upon which carrying charges for pension costs are determined.

      In 2003, Other Income for Energy Group (consolidated) remained relatively flat as compared to 2002. A reduction in investment income due primarily to the liquidation of Energy Group's Alternate Investment Program was largely offset by an increase of $2.4 million in Other Income for Central Hudson. The increase for Central Hudson was due primarily to an increase in the amortization of shareholder benefits relating to the sales of Central Hudson's interests in its major generating assets and an increase in the recording of carrying charges due from customers related to pension costs. These increases were partially offset by a reduction in Central Hudson interest income due primarily to the reasons stated above for the change in 2004 versus 2003, and also, the effect of non-recurring income recorded in 2002 that related to the sale of the stock of certain insurance companies through which Central Hudson provided employee benefits.

      Expiring Amortization: Under a prior PSC regulatory settlement related to the sales of Central Hudson's interests in its major generating assets, a portion of the gain recognized on those sales was recorded as other income over a four-year period which commenced in 2001 and ended in 2004. Amounts recorded by year, net of tax, were as follows: 2001 - $3.2 million, 2002 - $2.9 million, 2003 - $5.9 million, and 2004 - $5.9 million. Energy Group is seeking to use its cash reserves and debt capacity to make investments with a view to produce new earnings intended to replace, in whole or in part, the income previously provided by the sales of Central Hudson's interests in its major generating assets. In this connection, Energy Group is actively seeking new energy-related investments that provide diversification and offer attractive returns with acceptable risks. Such opportunities may include, but are not limited to, currently operating assets that use proven technology and have a relatively stable customer base such as electric generating plants and natural gas pipelines, in either case with a significant portion of their output under long-term contract. Energy Group also may use its cash reserves to repurchase shares of its common stock. Such repurchases, depending on the number and average price of shares repurchased, could have the effect of offsetting a substantial portion of the earnings per share impact of the expiring amortization noted above.

Interest Charges

      Interest charges in 2004, as compared to 2003, decreased $4 million for Energy Group and $4.1 million for Central Hudson. The reductions in interest charges were due largely to a decrease in regulatory carrying charges accrued on Central Hudson's declining Customer Benefit Fund balance.

      In 2003, as compared to 2002, interest charges decreased $2.7 million and $2.8 million for Energy Group and Central Hudson, respectively. The reductions were due primarily to a decrease in regulatory carrying charges accrued on Central Hudson's declining Customer Benefit Fund balance and the redemption and repurchases of higher cost long-term debt.

      The following table sets forth some of the pertinent data on Energy Group's outstanding debt (this debt relates to Central Hudson):

                                             2004          2003          2002
                                           --------      --------      --------
                                                      (In Thousands)
Long-Term Debt:
  Debt retired .......................     $ 15,000      $ 15,000      $ 20,000
  Debt issued ........................     $ 41,000      $ 24,000      $ 69,000
  Outstanding at year-end:
  Amount (including current
    portion) .........................     $319,883      $293,880      $284,877
  Estimated effective interest rate ..         3.93%         3.91%         4.27%
Short-Term Debt:
  Average daily amount
    outstanding ......................     $  9,929      $  7,151      $  1,534
  Weighted average interest rate .....         1.73%         1.41%         2.15%

      See Note 6 - "Short-Term Borrowing Arrangements" and Note 8 - "Capitalization - Long-Term Debt" for additional information on short-term and long-term debt of Energy Group and/or Central Hudson.

Preferred Stock Dividends

      Preferred stock dividends of Central Hudson decreased $0.4 million in 2004 as compared to 2003 and $0.8 million in 2003 as compared to 2002. The reductions reflect the repurchase of certain issues of preferred stock in October 2003 and May 2002.

Income Taxes

      Energy Group's consolidated federal and state income taxes for 2004 increased $0.8 million as compared to 2003. The increase reflects an increase in income taxes for Central Hudson of $1.4 million partially offset by a reduction in income taxes for Energy Group (the holding company), which was due to a decrease in investment income. The increase for Central Hudson is due primarily to an increase in taxable income as well as an increase to flow through operating reserves.

      In 2003, as compared to 2002, consolidated income taxes for Energy Group's continuing operations increased $8.1 million including an increase in taxes for Central Hudson of $5.3 million and an increase in taxes for CHEC of $2.5 million. The increase in income taxes for both Central Hudson and CHEC resulted largely from higher taxable income due to increased sales from colder weather and, also for CHEC, acquisitions made in January of 2003 and in the fourth quarter of 2002.

      For further information regarding income taxes, see Note 3 - "Income Tax."

Nuclear Operations

      Nine Mile 2 Plant: For additional information regarding Central Hudson's sale of its 9% ownership interest in the Nine Mile 2 Plant on November 7, 2001, see Note 2 - "Regulatory Matters" under the caption "Sales of Major Generating Assets."

      Prior to the sale of its interest in the Nine Mile 2 Plant in November 2001, Central Hudson's share of operating expenses, taxes, and depreciation pertaining to the operation of the Nine Mile 2 Plant were included in Energy Group's financial results. Underruns in costs of operation and maintenance expenses for the Nine Mile 2 Plant, compared to the amount allowed in rates, were deferred for the future benefit of customers. Carrying charges are being recorded on the regulatory liability balance. For further information regarding the deferred Nine Mile 2 Plant costs, see Note 2 - "Regulatory Matters."

Other Matters

      Changes in Accounting Standards: See Note 1 - "Summary of Significant Accounting Policies" under the caption "New Accounting Standards and Other FASB Projects - Standards Implemented" for discussion of other relevant Financial Accounting Standards Board ("FASB") proposals.

      Retirement Plan: As described more fully in Note 9 - "Post-Employment Benefits," Central Hudson has a non-contributory Retirement Income Plan ("Retirement Plan") covering substantially all of its employees. The Retirement Plan is a defined benefit plan which provides pension benefits that are based on an employee's compensation and years of service.

      The significant assumptions and estimates used to account for the pension plan are the discount rate, the expected long-term rate of return on Retirement Plan assets, the rate of compensation increase, and the method of amortizing gains and losses.

      Central Hudson periodically confers with its actuarial consultant to determine an appropriate discount rate under applicable guidelines. Central Hudson's actuarial consultant has indicated the Moody's Aa corporate bond yield prevailing at the valuation date, September 30, is appropriate for this purpose as it is the best estimate of the rate at which the benefit obligation could be settled. Such rate was 5.75% as of the most recent valuation date, September 30, 2004.

      An equal weighted average of three methods was used to estimate the long-run expected returns of each equity asset class in the Trust Fund. The three methods were (i) the building block method, based on the Capital Asset Pricing Model, which states that the return of an asset class is a function of the risk-free rate and a risk-based return premium; (ii) the historical return method, which uses the historical average return for each market index as a proxy for future average returns; and (iii) the economic growth method, which is based on long-run averages of estimates for economic growth, dividend yield, and expected inflation.

      For the fixed income asset class, three methods were used: the historical return and building block methods, both described above, and the market observable rate of return, represented by the average yield to maturity of representative market indices.

      For the real estate asset class, the historical return and building block method, described above, were used to estimate long-run expected returns.

      The rate of compensation increase was based on historical and current compensation practices of Central Hudson giving consideration to any anticipated changes in this practice.

      Actuarial gains and losses, which include investment returns and demographic experience which are different than anticipated based on the actuarial assumptions, are amortized in accordance with procedures set forth by the PSC which require the full gain or loss arising each year to be amortized uniformly over ten years.

      The current unrecognized net losses are $113 million, including losses for the years 1995 through 2004. Therefore, the future annual amortization of these losses will increase pension expense, determined under Statement of Financial Accounting Standards No. 87, entitled Employers' Accounting for Pensions, from its current level unless there are offsetting future gains or other offsetting components of pension expense.

      Since September 30, 2004, the latest measurement date, there have been no material changes in the level of Retirement Plan assets, the discount rate used to determine the Retirement Plan liabilities, or the assumptions regarding expected returns on Retirement Plan assets.

      Based on current levels of Retirement Plan assets and obligations, a change of one-quarter percent in the long-term rate of return assumption would change pension expense by $762,000 and a change of one-quarter percent in the discount rate would change pension expense by approximately $1.3 million.

      Under the policy of the PSC regarding pension costs, Central Hudson recovers its net periodic pension costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. As a result, Central Hudson fully expects to recover its net periodic pension costs over time. The Retirement Plan's liquidity is primarily affected by the cash contributions made by Central Hudson to the Plan. Central Hudson contributed $32 million to the Retirement Plan in 2002 and $10 million in 2003. Central Hudson did not make a contribution in 2004.

      For additional information regarding the Retirement Plan, see Note 9 - "Post-Employment Benefits."

CAPITAL RESOURCES AND LIQUIDITY

Cash Flow

      Both Energy Group's and Central Hudson's liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows and as discussed below.

      The principal factors affecting Energy Group's liquidity are the dividends it pays to its shareholders and, as it relates to both Central Hudson and CHEC, cash flows generated from operations, capital expenditures, and dividends paid to Energy Group. Central Hudson's liquidity is also affected by its debt obligations.

      Central Hudson's cash flows from operating activities reflect principally its energy deliveries and costs of operations. The volume of energy deliveries is primarily dependent on factors external to Central Hudson, such as weather and economic conditions. Prices at which Central Hudson provides energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the costs of purchased electricity and purchased natural gas may affect the timing of cash flows but not overall net income, as these costs are fully recoverable through Central Hudson's electric and natural gas cost adjustment mechanisms.

      Changes in Energy Group's and Central Hudson's cash and temporary cash investments resulting from operating, investing, and financing activities for the twelve months ended December 31, 2004, and December 31, 2003, are summarized below:

Energy Group - Cash Flow Summary

                                                                     Variance
(Millions of Dollars)                      2004          2003      2004 vs. 2003
---------------------                     ------        ------     -------------
Operating Activities                      $ 72.5        $ 55.5        $ 17.0
Investing Activities                       (66.7)         21.8         (88.5)
Financing Activities                       (12.5)        (35.0)         22.5
                                          ------        ------        ------
Net change for the period                   (6.7)         42.3         (49.0)
Balance at beginning of period             125.8          83.5          42.3
                                          ------        ------        ------
Balance at end of period                  $119.1        $125.8        $ (6.7)
                                          ======        ======        ======

      Energy Group's net cash flows provided by operating activities during the twelve months ended December 31, 2004 were $17 million higher as compared to 2003. Cash flows increased due primarily to the receipt of a refund in 2004 for an amended Utility Service Tax Return for 2001 for Central Hudson, a reduction in costs related to various programs funded by the Customer Benefit Fund (notably the Electric Reliability Program which was substantially completed by the end of 2003), the proceeds from the sale of emissions allowances by Central Hudson in 2004, and the absence of a pension contribution for Central Hudson. Energy Group does not anticipate the recurrence in 2005 of a refund for Utility Service Taxes for Central Hudson or the sale of emissions allowances that occurred in 2004.

      Additionally, as authorized in the 2004 Joint Proposal approved by the PSC, deferred electric pension and OPEB costs as of December 31, 2004, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for 2004. The total amount offset through December 31, 2004, was $89.9 million. Energy Group will continue to use the Customer Benefit Fund to offset the cost of various programs as well as undercollected pension and OPEB costs subject to certain limitations. For further details see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas."

      The net change in cash flows related to investing activities was a reduction of $88.5 million when comparing 2004 with 2003. The reduction is due primarily to the absence of proceeds from the sale of investments that were reflected in 2003.

      Net cash flows related to financing activities were $22.5 million higher during 2004 as compared to 2003. The increase in cash flows was primarily due to the issuance of $41 million, in aggregate, of medium-term notes by Central Hudson throughout the year 2004, as compared to $24 million in issuances during the year 2003. In addition, contributing to the increase was the absence of both the redemption of preferred stock that occurred in 2003 and the Stock

Repurchase Program that was suspended in the latter part of 2003 in order to assess alternative investment opportunities. Partially offsetting the increases was the net repayment of short-term debt for $4 million in 2004 as compared to net borrowings of $16 million in 2003.

Central Hudson - Cash Flow Summary

                                                                     Variance
(Millions of Dollars)                      2004          2003      2004 vs. 2003
---------------------                     ------        ------     -------------
Operating Activities                      $59.1         $35.3         $23.8
Investing Activities                      (58.6)        (54.1)         (4.5)
Financing Activities                       (5.0)        (23.5)         18.5
                                          -----         -----         -----
Net change for the period                  (4.5)        (42.3)         37.8
Balance at beginning of period             12.7          55.0         (42.3)
                                          -----         -----         -----
Balance at end of period                  $ 8.2         $12.7         $(4.5)
                                          =====         =====         =====

      Central Hudson's net cash flows provided by operating activities during 2004 were $23.8 million higher as compared to 2003. Cash flows increased due primarily to the receipt of a refund in 2004 for an amended Utility Service Tax Return for 2001, a reduction in costs related to various programs funded by the Customer Benefit Fund (notably the Electric Reliability Program, which was substantially completed by the end of 2003), the absence of a pension contribution, and the proceeds from the sale of emissions allowances in 2004. Central Hudson does not anticipate the recurrence in 2005 of a refund for Utility Service Taxes or additional proceeds from the sale of emissions allowances that occurred in 2004.

      Additionally, as authorized in the 2004 Joint Proposal approved by the PSC, deferred electric pension and OPEB costs as of December 31, 2004, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow in 2004. The total amount offset through December 31, 2004, was $89.9 million.

      Net cash flows used in investing activities were $4.5 million higher during 2004 as compared to 2003, due to increased expenditures related to property, plant, and equipment.

      Net cash flows used in financing activities were lower during 2004 as compared to 2003, resulting in an increase of $18.5 million. The increase in cash flows was primarily due to the issuance of $41 million, in aggregate, of medium-term notes during 2004 as compared to $24 million in issuances during 2003. The use of $12.5 million for the redemption of preferred stock that occurred in 2003 and the reduction in the dividend amount paid to Energy Group in 2004, as compared to 2003, also contributed to the increase in cash flows in 2004. Partially offsetting the increase was the net repayment of $4 million of short-term debt in 2004 as compared to net borrowings of $16 million in 2003.

Capital Expenditures

      Energy Group's capital expenditures reflect the activities of its two subsidiaries, Central Hudson and CHEC.

      Central Hudson's cash flows from investing activities of $58.6 million in 2004 were comprised entirely of capital expenditures. These expenditures include construction, improvement, and expansion of natural gas and electric transmission and distribution assets and improvement of hydroelectric and gas turbine generation facilities. Capital expenditures were funded with cash from operations and long-term borrowings.

      Central Hudson's planned capital expenditures during 2005 are expected to total approximately $65 million. For 2006, planned capital expenditures are expected to range from $65 million to $70 million. Capital expenditures are expected to be funded with cash from operations and a combination of short-term and long-term borrowings. Central Hudson may alter its plan for capital expenditures as needed to mitigate the need for future borrowings or as its business needs require.

      Energy Group's consolidated cash flows from investing activities also reflects CHEC's capital expenditures of approximately $5.1 million in 2004. In addition, CHEC acquired $2.7 million in preferred units of Cornhusker Holdings (defined below) in 2004. CHEC's capital expenditures are expected to be approximately $6.6 million during 2005, excluding any possible acquisitions, which includes $3 million for construction of the new corporate headquarters and fuel oil storage facility for Griffith in Beltsville, Maryland. For 2006, capital expenditures, excluding any possible acquisitions, are expected to range from $5.5 million to $7 million. These capital expenditures are expected to be funded primarily with cash from operations. CHEC may alter its plan for capital expenditures as its business needs require.

Acquisitions and Divestitures by CHEC

      CHEC's fuel distribution subsidiaries, Griffith and SCASCO, continue to explore opportunities to expand through both internal growth and acquisitions, depending on financial performance and opportunities available. The actual amount expended for and the financing of any future acquisitions will depend on the opportunities that develop.

      As reported in a Current Report on Form 8-K filed by Energy Group on November 3, 2004, in November 2004, CHEC acquired $2.7 million of preferred units issued by Cornhusker Energy Lexington Holdings, LLC ("Cornhusker Holdings") and also agreed to acquire $8 million of subordinated notes issued by Cornhusker Holdings. CHEC plans to fund these notes in 2005 with a portion of Energy Group's cash reserves, currently held in money market instruments. Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC, a fuel ethanol production facility to be located in Nebraska, the construction of which is expected to be completed in the fourth quarter of 2005.

Capital Structure

      As provided in the PSC's Order Establishing Rates (see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas"), Central Hudson's common equity ratio was capped for the purposes of the PSC's return on equity ("ROE") calculation at 47% for the twelve months ended June 30, 2002, at 46% for the twelve months ended June 30, 2003, and at 45% for subsequent twelve-month periods. Central Hudson intends to maintain a common equity ratio of approximately 45% in 2005.

      Central Hudson's current senior debt ratings are "A2 (stable)" by Moody's Investors Service and "A (stable)" by Standard and Poor's Corporation and by Fitch Ratings.

      Year-end capital structures for Energy Group and its subsidiaries are set forth below as of December 31, 2004, 2003, and 2002:

Energy Group                                     Year-end Capital Structure
------------                                 ----------------------------------
                                              2004          2003          2002
                                             ------        ------        ------
Long-term debt .......................         37.8%         36.0%         35.4%
Short-term debt ......................          1.4           2.0            --
Preferred stock ......................          2.5           2.6           4.2
Common equity ........................         58.3          59.4          60.4
                                             ------        ------        ------
                                              100.0%        100.0%        100.0%
                                             ======        ======        ======

Central Hudson                                   Year-end Capital Structure
--------------                               ----------------------------------
                                              2004          2003          2002
                                             ------        ------        ------
Long-term debt .......................         50.5%         49.1%         48.9%
Short-term debt ......................          2.0           2.7            --
Preferred stock ......................          3.3           3.5           5.8
Common equity ........................         44.2          44.7          45.3
                                             ------        ------        ------
                                              100.0%        100.0%        100.0%
                                             ======        ======        ======

CHEC                                             Year-end Capital Structure
----                                         ----------------------------------
                                              2004          2003          2002
                                             ------        ------        ------
Long-term debt .......................         50.1%         48.3%         48.5%
Short-term debt ......................           --            --            --
Preferred stock ......................           --            --            --
Common equity ........................         49.9          51.7          51.5
                                             ------        ------        ------
                                              100.0%        100.0%        100.0%
                                             ======        ======        ======

* Based on stand-alone financial statements and includes intercompany balances which are eliminated in consolidation.

Financing Program of Energy Group and Its Subsidiaries

      Effective August 1, 2002, Energy Group's Board of Directors authorized a common stock repurchase program ("Repurchase Program") for the purchase of up to 25% of its then-outstanding common stock over a five-year period, and projected that 800,000 shares would be repurchased during the first twelve months of this program. Between August 2002 and December 2003, Energy Group repurchased 600,087 shares under the Repurchase Program at a cost of $27.5 million. No shares were purchased under the Repurchase Program in 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in energy-related investments. See Note 7 - "Capitalization - Energy Group Capital Stock." Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

      At January 1, 2003, investments in Energy Group's Alternate Investment Program ("Investment Program") consisted of electric utility common stocks, preferred stocks, and an intermediate-term bond fund. As of December 31, 2003, all holdings in the Investment Program had been liquidated and the proceeds invested in money market instruments and short-term securities with lower principal risk. Since its inception in mid-2002, the Investment Program produced a return of $0.15 per share over a period of about one year. Money market alternatives were estimated to have returned $0.055 per share over the same period, resulting in a net benefit of $0.095 per share from the Investment Program.

      Proceeds from sales of securities during the year ended December 31, 2003, were $111.5 million. Realized gains associated with sales of securities were $2.9 million, offset by realized losses of $3 million. The cost basis of these securities was determined on a specific identification basis.

      Central Hudson received authority from the PSC to issue up to $100 million of unsecured medium-term notes during the three years ended June 30, 2004. During 2002 and 2003, $69 million and $24 million, respectively, of such notes were issued. In February 2004, the remaining $7 million was issued at a rate of 4.73% with a maturity date of February 27, 2014.

      On March 16, 2004, the PSC adopted Central Hudson's petition to enter into short-term financing arrangements and to issue and sell medium-term notes. The financing order authorized Central Hudson to issue up to $85 million of medium-term notes during the period April 6, 2004, through December 31, 2006. Under this program, on November 3, 2004, Central Hudson issued $27 million of 5.05% medium-term notes due November 4, 2019, and on November 5, 2004, Central Hudson issued $7 million of 4.8% notes due November 5, 2014. The proceeds of these issuances were used to reduce outstanding short-term debt and for general corporate purposes.

      On July 2, 2004, Central Hudson redeemed at maturity $15 million of 7.85% medium-term notes using its available cash balance and short-term borrowings.

      For more information with respect to the financing program of Energy Group, see Note 7 - "Capitalization - Energy Group Capital Stock" and Note 8 - "Capitalization - Long-Term Debt."

      Griffith funded its acquisitions in 2003 with funds received from Energy Group. For more details see Note 4 - "Acquisitions, Divestitures and Discontinued Operations."

Credit Facilities and Short-Term Debt

      In November 2003, Energy Group entered into a $75 million revolving credit facility with several commercial banks. The credit facility, along with available cash, is currently earmarked for acquisitions and investments and is described further in Note 6 - "Short-Term Borrowing Arrangements." Energy Group also has a $7.7 million letter of credit with a commercial bank.

      As more fully discussed in Note 6 - "Short-Term Borrowing Arrangements," Central Hudson, pursuant to authority from the PSC, entered into a $75 million revolving credit facility effective July 1, 2004, through June 30, 2009. In addition, Central Hudson maintains a committed line of credit of $1 million with a regional bank and certain uncommitted lines of credit with various banks. These arrangements give Central Hudson competitive options to minimize the cost of its short-term borrowing. Authorization from the PSC limits the amount Central Hudson may have outstanding at any time under all of its short-term borrowing arrangements to $77 million in the aggregate.

      As of December 31, 2004, CHEC had an unsecured line of credit totaling $15 million.

Contractual Obligations

      A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 11
- "Commitments and Contingencies."

      The following is a summary of the contractual obligations for Energy Group and its affiliates as of December 31, 2004:

------------------------------------------------------------------------------------------------------------------------
                                                             Projected Payments Due By Period (In Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                    Years          Years          Years
                                                  Less than        Ending         Ending         Beyond
                                                    1 year        2006-2008      2009-2010        2010           Total
------------------------------------------------------------------------------------------------------------------------
Long-Term Debt(1)                                 $       --     $   33,000     $   44,000     $  242,950     $  319,950
------------------------------------------------------------------------------------------------------------------------
Interest Payments - Long-Term Debt(1)                 12,380         33,751         18,275         84,657        149,063
------------------------------------------------------------------------------------------------------------------------
Operating Leases                                       2,900          5,908          2,720         11,703         23,231
------------------------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(2)          22,785         13,121          3,557          1,759         41,222
------------------------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(3)                       81,162        180,328         75,703         53,152        390,345
------------------------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(3)                    72,351         86,495         14,409          4,846        178,101
------------------------------------------------------------------------------------------------------------------------
Purchased Fixed Liquid Petroleum Contracts            11,493            148             --             --         11,641
------------------------------------------------------------------------------------------------------------------------
Purchased Variable Liquid Petroleum Contracts(4)      47,328             --             --             --         47,328
------------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations(5)                  $  250,399     $  352,751     $  158,664     $  399,067     $1,160,881
------------------------------------------------------------------------------------------------------------------------

(1) Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the end of year rate.

(2) Including Specific, Term, and Service Contracts, briefly defined as follows: Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; Service Contracts include consulting, educational, and professional service contracts.

(3) Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(4)   Estimated based on pricing at January 7, 2005.

(5) The estimated present value of Energy Group's total contractual obligations is $890.7 million, assuming a discount rate of 5.25%.

      The following is a summary of the contractual obligations for Central Hudson as of December 31, 2004:

-----------------------------------------------------------------------------------------------------------------------
                                                            Projected Payments Due By Period (In Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                   Years          Years          Years
                                                 Less than        Ending         Ending         Beyond
                                                   1 year        2006-2008      2009-2010        2010           Total
-----------------------------------------------------------------------------------------------------------------------
Long-Term Debt(1)                                $       --     $   33,000     $   44,000     $  242,950     $  319,950
-----------------------------------------------------------------------------------------------------------------------
Interest Payments - Long-Term Debt(1)                12,380         33,751         18,275         84,657        149,063
-----------------------------------------------------------------------------------------------------------------------
Operating Leases                                      2,211          5,132          2,670         11,597         21,610
-----------------------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(2)         22,785         13,121          3,557          1,759         41,222
-----------------------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(3)                      81,162        180,328         75,703         53,152        390,345
-----------------------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(3)                   72,351         86,495         14,409          4,846        178,101
-----------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations(4)                 $  190,889     $  351,827     $  158,614     $  398,961     $1,100,291
-----------------------------------------------------------------------------------------------------------------------

(1) Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the end of year rate.

(2)   Including Specific, Term, and Service Contracts.

(3) Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(4) The estimated present value of Central Hudson's total contractual obligations is $830.3 million, assuming a discount rate of 5.25%.

      Central Hudson may also have an obligation to fund its Retirement Plan and other post-retirement benefit obligations. Decisions to fund the Retirement Plan are made annually and are primarily affected by the discount rate used to determine benefit obligations and the projection of the Retirement Plan assets. Central Hudson's actuarial consultant has estimated that total contributions for the five-year period from 2005 to 2009 could range from $36 million to $69 million. These estimated contributions would eliminate any Pension Benefit Guaranty Corporation variable rate premiums or would maintain a 90% gateway current liability funded level.

      Contributions to funds for other post-retirement benefits were $7 million for 2004. Obligations for future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used. If these factors remain stable, annual funding for the next few years is expected to approximate the 2004 amount.

      Under the policy of the PSC regarding pension and other post-retirement costs, Central Hudson recovers these costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. As a result, Central Hudson fully recovers its net periodic pension and other post-retirement costs over time.

Parental Guarantees

      For information on parental guarantees issued by Energy Group and certain of its competitive business subsidiaries, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Parental Guarantees."

Product Warranties

      For information on product warranties issued by certain of Energy Group's competitive business subsidiaries, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Product Warranties."

COMMON STOCK DIVIDENDS AND PRICE RANGES

      Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective common stock in each year commencing in 1903, which common stock has been listed on the New York Stock Exchange since 1945. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

                            2004                             2003
                -----------------------------    -----------------------------
                 High        Low     Dividend     High        Low     Dividend
                 ----        ---     --------     ----        ---     --------

1st Quarter     $49.56     $45.13     $ 0.54     $49.69     $40.21     $ 0.54
2nd Quarter      49.58      43.39       0.54      45.70      41.31       0.54
3rd Quarter      46.75      43.14       0.54      46.00      42.26       0.54
4th Quarter      48.66      44.15       0.54      47.00      42.54       0.54

      In 2004, Energy Group maintained the quarterly dividend rate at $0.54 per share. In making future dividend decisions, Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial, and regulatory considerations.

      The Settlement Agreement contains certain dividend payment restrictions on Central Hudson, including limitations on the amount of dividends payable if Central Hudson's senior debt ratings are downgraded by more than one major rating agency due to performance or concerns about the financial condition of Energy Group or any Energy Group subsidiary other than Central Hudson. These limitations would result in the average annual income available for dividends on a two-year rolling average basis being reduced to: (i) 75%, if the downgrade were to a rating below "BBB+," (ii) 50% if the senior debt were placed on "Credit Watch" (or the equivalent) because of a rating below "BBB," or (iii) no dividends payable if the downgrade were to a rating below "BBB-." These restrictions survived the June 30, 2001, expiration of the Settlement Agreement. Central Hudson is currently rated "A" or the equivalent and therefore the restrictions noted above do not apply.

      The number of registered holders of common stock of Energy Group as of December 31, 2004, was 17,041. Of these, 16,303 were accounts in the names of individuals with total holdings of 3,850,246 shares, or an average of 236 shares per account. The 738 other accounts were in the names of institutional or other non-individual holders and for the most part hold shares of common stock for the benefit of individuals.

      All of the outstanding common stock of Central Hudson and all of the outstanding common stock of CHEC is held by Energy Group.

CRITICAL ACCOUNTING POLICIES

      The following accounting policies have been identified that could result in material changes to the financial condition or results of operations of Energy Group and its subsidiaries under different conditions or using different assumptions:

      Accounting for Regulated Operations: Central Hudson follows Generally Accepted Accounting Principles, including the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, entitled Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). The application of SFAS 71 may cause the allocation of costs to accounting periods to differ from accounting methods generally applied to non-regulated companies. See Note 2 - "Regulatory Matters" under the caption "Regulatory Accounting Policies" for additional discussion.

      Post-Employment Benefits: Central Hudson's reported costs of providing non-contributory defined pension benefits as well as certain health care and life insurance benefits for retired employees are dependent upon numerous factors resulting from actual plan experience and assumptions of future plan performance. A change in assumptions regarding discount rates and expected long-term rate of return on plan assets, as well as current market conditions, could cause a significant change in the level of costs to be recorded. See Note 9 - "Post-Employment Benefits" for additional discussion.

      Use of Estimates: Preparation of the Consolidated Financial Statements in accordance with Generally Accepted Accounting Principles includes the use of estimates and assumptions by Management that affect financial results, and actual results may differ from those estimated. See Note 1 - "Summary of Significant Accounting Policies" under the caption "Use of Estimates" for additional discussion.

      Accounting for Derivatives: Energy Group and its subsidiaries use derivatives to manage their commodity and financial market risks. The accounting requirements for derivatives and hedging activities are complex and still evolving. All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value. For discussions relating to market risk and derivative instruments, see Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" of this 10-K Annual Report and Note 1
- "Summary of Significant Accounting Policies" under the caption "Accounting for Derivative Instruments and Hedging Activities."

      Goodwill and Other Intangible Assets: As required by SFAS 142, entitled Goodwill and Other Intangible Assets and effective January 1, 2002, Energy Group no longer amortizes goodwill and does not amortize intangible assets with indefinite lives, known as "unamortized intangible assets." Both goodwill and unamortized intangible assets are tested at least annually for impairment. Intangible assets with finite lives are amortized and are reviewed at least annually for impairment. Impairment testing compares fair value of the reporting units (Griffith and SCASCO) to the carrying amount of their goodwill. Fair value is estimated using a multiple of earnings measurement. For Central Hudson's determination of an impairment, see Note 5 - "Goodwill and Other Intangible Assets."

      Accounting for Deferred Taxes: Central Hudson provides for income taxes based on the asset and liability method required by SFAS 109, entitled Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and credit carry-forwards. See Note 3 - "Income Tax" for additional discussion.

RISK FACTORS

      Redeployment of Capital

      Energy Group is seeking to invest $90 million in energy-related assets. These funds were generated from the sales of Central Hudson's interests in its major generating assets and Energy Group's sale of CH Resources and are currently held in low risk and low return money market instruments and short-term securities. Investments in new business ventures may provide returns that are not commensurate with their risk profile, including potential losses or write offs, and they may cause Energy Group's earnings to be more volatile.

      Energy Group may not be successful in finding suitable new investments and, therefore, Energy Group may not achieve the earnings accretion such investments could produce.

      No projected income from such future investments in new energy-related assets has been included in any earnings guidance issued to date by Energy Group for 2005.

      Storms and Other Events Beyond Central Hudson's Control May Interfere with the Operation of its Transmission and Distribution Facilities in the Mid-Hudson Valley Region

      Central Hudson's revenues are generated by the delivery of electricity over transmission and distribution lines and by the delivery of natural gas through pipelines. These facilities, which are owned and operated by Central Hudson or by third party entities, are at risk of damage from storms, natural disasters, wars, terrorist acts, and other catastrophic events. If Central Hudson is unable to repair its facilities in a timely manner, or if the third parties that own and operate the interconnected facilities are unable to repair their facilities in a timely manner, Central Hudson's customers may experience a service disruption and Central Hudson may experience lower revenues or increased expenses, or both, that Central Hudson may not be able to recover fully through rates, insurance, sales margins, or other means in a timely manner, or at all.

      Storms and Other Events Beyond the Control of CHEC's Subsidiaries May Interfere with the Operation of their Fuel Oil Delivery Businesses in the Mid-Atlantic and in the Northeast Region

      CHEC's revenues from its fuel oil delivery businesses are generated by the delivery of various petroleum products within their areas of operation. In order to conduct these businesses, CHEC's subsidiaries need access to petroleum supplies from storage facilities in their service territories. Some of these storage facilities are owned or leased by CHEC's subsidiaries, and some are owned and operated by third party entities. These facilities are at risk of damage from storms, natural disasters, wars, terrorist acts, and other catastrophic events and supply of petroleum products to these facilities could be delayed, curtailed, or lost due to developments in the world oil markets. If such damage or disruption were to occur, and if the affected CHEC subsidiary were unable to procure petroleum from alternative sources of supply in a timely manner, the customers of such subsidiary could experience a service disruption and the subsidiary could experience lower revenues, or increased expenses, or both, that the subsidiary might not be able to recover fully through insurance, sales margins, or other means in a timely manner, or at all.

      Unusual Temperatures in Central Hudson and CHEC's Service Territories Could Adversely Impact Earnings

      Central Hudson's service territory is the mid-Hudson Valley region. CHEC's subsidiaries serve the mid-Atlantic region and northeast U.S. These areas typically experience seasonal fluctuations in temperature. If, however, the regions were to experience unusually mild winters and/or cooler summers, Central Hudson's and CHEC's earnings could be adversely impacted. A considerable portion of Central Hudson's total electric deliveries is directly or indirectly related to weather-sensitive end uses such as air conditioning and space heating. Much of the fuel oil delivered by CHEC's subsidiaries is also used for space heating, as is the majority of the natural gas delivered by Central Hudson. As a result, sales fluctuate and vary from normal expected levels based on variations in weather from normal seasonal levels. Such variations in sales volumes could affect results of operations significantly. Central Hudson and CHEC's subsidiaries have programs in place to constrain the potential variability in results of operations through the use of derivative instruments. However, no assurance can be given that suitable risk management instruments will remain available.

      Central Hudson's Rate Plans Limit its Ability to Pass Through Increased Costs to its Customers; If Central Hudson's Rate Plans Are Modified by State Regulatory Authorities, Central Hudson Revenues May Be Lower Than Expected

      As a transmission and distribution company delivering electricity and natural gas within New York State, Central Hudson is regulated by the PSC, which regulates retail rates, terms and conditions of service, various business practices and transactions, financings, and transactions between Central Hudson and Energy Group or Energy Group's competitive business subsidiaries. The PSC's Order Establishing Rates in Central Hudson's rate proceeding, which was issued on October 25, 2001, and became effective November 1, 2001, and the PSC's Joint Proposal Order issued on June 14, 2004, and effective July 1, 2004, (together the "Rate Plans") cover the rates Central Hudson can charge customers and contain a number of related provisions. Rates charged to customers generally may not be changed during the respective limited terms of the Rate Plans, other than for the recovery of energy costs and limited other exceptions. As a result, the Rate Plans may not reflect all of the increased construction and other costs that may be experienced after the date the Rate Plans became effective. The approval of new rate plans or changes to existing Rate Plans (including the modification or elimination of Central Hudson's energy cost adjustment clauses) could have a significant effect on Central Hudson's financial condition, results of operations, or cash flows. The current Rate Plans and material matters relating to potential rate changes are described in Note 2 - "Regulatory Matters." The current Rate Plans permit Central Hudson to file for changes in rates any time after June 30, 2004, but rates are generally not changed by the PSC until eleven months after the filing of proposed rate changes. Central Hudson expects to file for new retail rates within the next two-year period. Central Hudson cannot predict the rates that will be established by the PSC, or whether its business may be adversely affected by the rates determined, in such proceeding.

      Central Hudson Is Subject to Risks Relating to Asbestos Litigation and Manufactured Gas Plant Facilities

      Litigations have been commenced against Central Hudson arising from the use of asbestos at its previously owned major generating assets, and Central Hudson is involved in a number of matters arising from contamination at former manufactured gas plant sites. Reference is made to Note 11 - "Commitments and Contingencies" and in particular to the subcaptions in Note 11 regarding "Asbestos Litigation" and "Former Manufactured Gas Plant Facilities."

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The primary market risks for Energy Group and its subsidiaries are commodity price risk and interest rate risk. Commodity price risk, related primarily to purchases of natural gas, electricity, and petroleum products for resale, is mitigated in several different ways. Central Hudson, under the Settlement Agreement, collects its actual purchased electricity and purchased natural gas costs through cost adjustment clauses in its rates. These adjustment clauses provide for the collection of costs, including risk management costs, from customers to reflect the actual costs incurred in obtaining supply. Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with risk management instruments." Griffith and SCASCO may increase the prices charged for the commodities they sell in response to changes in costs; however, the ability to raise prices is limited by the competitive market. Depending on market conditions, Central Hudson, Griffith, and SCASCO enter into long-term fixed supply and long-term forward supply contracts for the purchase of these commodities. Central Hudson also uses natural gas storage facilities, which enable it to purchase and hold quantities of natural gas at pre-heating season prices for use during the heating season.

      Central Hudson and the competitive business subsidiaries have in place an energy risk management program to manage, through the use of defined risk management practices, various risks associated with their respective operations, namely commodity price risk and sales volatility due to weather. This risk management program permits the use of derivative financial instruments for hedging purposes and does not permit their use for trading or speculative purposes. Central Hudson, Griffith, and SCASCO have entered into either exchange-traded futures contracts or over-the-counter ("OTC") contracts with third parties to hedge commodity price risk associated with the purchase of natural gas, electricity, and petroleum products and to hedge the effect on earnings due to significant variances in weather conditions from normal patterns. The types of derivative instruments used include natural gas futures and basis swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, put and call options to hedge oil purchases, and weather derivatives. OTC derivative transactions are entered into only with counter-parties that meet certain credit criteria. The creditworthiness of these counter-parties is determined primarily by reference to published credit ratings.

      At December 31, 2004, Central Hudson had open derivative contracts to hedge natural gas prices through October 2005, covering approximately 16.7% of Central Hudson's projected total natural gas requirements during this period. In 2004, derivative transactions were used to hedge 19.2% of Central Hudson's total natural gas supply requirements as compared to 18.2% in 2003. In its electric operations, Central Hudson had open derivatives at December 31, 2004, hedging approximately 4.1% of its required electricity supply through February 2005. In 2004, Central Hudson hedged approximately 5.1% of its total electricity supply requirements with OTC derivative contracts as compared to 13.7% in 2003. In addition, Central Hudson has in place a number of agreements, of varying terms, to purchase electricity produced by certain of its former major generating assets and other generating facilities at fixed prices. The notional amounts hedged by the derivatives and the electricity purchase agreements represent approximately 37% for 2005 and 2006, of its total anticipated electricity supply requirements in each year.

      At December 31, 2004, Griffith and SCASCO had open OTC put and call option positions covering approximately 2.7% of their combined anticipated fuel oil supply requirements for the period from January 2005 through June 2005. The percentage hedged at December 31, 2003, for the period January 2004 to June 2004 was 18.1%. The reduction from 2003 to 2004 was due to a change in marketing strategy which reduced the volume of fuel oil required to be hedged with derivatives. In 2004, derivatives were used to hedge 13.5% of these requirements as compared to 12.3% in 2003.

      Derivative contracts are discussed in more detail in Note 1 - "Summary of Significant Accounting Policies" under the subcaption "Accounting for Derivative Instruments and Hedging Activities."

      Interest rate risk largely affects Central Hudson and is managed through the issuance of fixed-rate debt with varying maturities and variable rate debt for which interest is reset on a periodic basis to reflect current market conditions. The difference between costs associated with actual variable interest rates related to Central Hudson's bonds issued by the New York State Energy Research Development Authority and costs embedded in customer rates is deferred for eventual refund to, or recovery from, customers. The variability in interest rates is also managed with the use of a derivative financial instrument, known as an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory recovery mechanism. Central Hudson also repurchases or redeems existing debt at a lower cost when market conditions permit. Please refer to Note 8 - "Capitalization - Long-Term Debt" and Note 13 - "Financial Instruments" for additional disclosure related to long-term debt.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I - Index to Financial Statements:                                          Page
                                                                            ----

        Report of Independent Registered Public Accounting Firm               53
        Report of Management on Internal Control Over Financial Reporting     57

      ENERGY GROUP
        Energy Group Consolidated Statement of Income for the three
             years ended December 31, 2004                                    61
        Energy Group Consolidated Statement of Comprehensive
             Income for the three years ended December 31, 2004               63
        Energy Group Consolidated Statement of Cash Flows for the
             three years ended December 31, 2004                              64
        Energy Group Consolidated Balance Sheet at December 31, 2004,
             and 2003                                                         66
        Energy Group Consolidated Statement of Shareholder Equity
             for the three years ended December 31, 2004                      68

      CENTRAL HUDSON
        Central Hudson Consolidated Statement of Income for the three
             years ended December 31, 2004                                    70
        Central Hudson Consolidated Statement of Comprehensive Income
             for the three years ended December 31, 2004                      72
        Central Hudson Consolidated Statement of Shareholder Equity
             for the three years ended December 31, 2004                      73
        Central Hudson Consolidated Balance Sheet at December 31, 2004,
             and 2003                                                         75
        Central Hudson Consolidated Statement of Cash Flows for the
             three years ended December 31, 2004                              77
        Notes to Consolidated Financial Statements                            79
        Selected Quarterly Financial Data (Unaudited)                        136

      FINANCIAL STATEMENT SCHEDULES
        Schedule II - Reserves - Energy Group                                138
        Schedule II - Reserves - Central Hudson                              139

      All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

II - Supplementary Data

      Supplementary data are included in "Selected Quarterly Financial Data (Unaudited)" referred to in "I" above, and reference is made thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CH Energy Group, Inc.

We have completed an integrated audit of CH Energy Group, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the Energy Group Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that CH Energy Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, CH Energy Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. CH Energy Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of CH Energy Group, Inc.'s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Central Hudson Gas & Electric Corporation

We have completed an integrated audit of Central Hudson Gas & Electric Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the Central Hudson Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that Central Hudson Gas & Electric Corporation maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, Central Hudson Gas and Electric Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Central Hudson Gas & Electric Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of Central Hudson Gas & Electric Corporation's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 10, 2005

ENERGY GROUP
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of CH Energy Group, Inc. ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting for CH Energy Group, Inc. as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Corporation are being made only in accordance with authorization of management and directors of the Corporation; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

      Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2004, the Corporation maintained effective internal control over financial reporting.

      Our Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT                     DONNA S. DOYLE
Chairman of the Board,             Vice President - Accounting
President, and                     and Controller
Chief Executive Officer

February 10, 2005

CENTRAL HUDSON
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of Central Hudson Gas & Electric Corporation ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting for Central Hudson Gas & Electric Corporation as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Corporation are being made only in accordance with authorization of management and directors of the Corporation; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

      Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2004, the Corporation maintained effective internal control over financial reporting.

      Our Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT                     DONNA S. DOYLE
Chairman of the Board,             Vice President - Accounting
and Chief Executive Officer        and Controller

February 10, 2005

ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

                                                        Year ended December 31,
                                                    2004         2003         2002
                                                  --------     --------     --------
Operating Revenues
  Electric ..................................     $430,575     $457,395     $427,978
  Natural gas ...............................      125,230      123,306      105,343
  Competitive business subsidiaries .........      235,707      225,983      162,520
                                                  --------     --------     --------
      Total Operating Revenues ..............      791,512      806,684      695,841
                                                  --------     --------     --------

Operating Expenses
  Operation:
    Purchased electricity and fuel
       used in electric generation ..........      251,741      268,757      254,249
    Purchased natural gas ...................       77,847       88,767       71,991
    Purchased petroleum .....................      168,699      143,992       92,125
    Other expenses of operation -
       regulated activities .................       98,748      107,105       92,246
    Other expenses of operation -
       competitive business subsidiaries ....       53,666       56,195       51,711
  Depreciation and amortization
       (Note 1) .............................       34,640       33,611       31,230
  Taxes, other than income tax ..............       31,038       31,956       38,606
                                                  --------     --------     --------
      Total Operating Expenses ..............      716,379      730,383      632,158
                                                  --------     --------     --------

Operating Income ............................       75,133       76,301       63,683
                                                  --------     --------     --------

Other Income
  Allowance for equity funds
     used during construction
     (Note 1) ...............................          151          436          591
  Interest on regulatory assets and
     investment income ......................        9,920       12,225       13,780
  Other - net ...............................        7,391        8,810        7,469
                                                  --------     --------     --------
      Total Other Income ....................       17,462       21,471       21,840
                                                  --------     --------     --------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands, except per share amounts)

                                                          Year ended December 31,
                                                      2004          2003          2002
                                                    --------      --------      --------
Interest Charges
  Interest on mortgage bonds ..................           --      $    570      $  2,136
  Interest on other long-term debt ............       11,488        10,699         9,819
  Interest on regulatory liabilities and
    other interest ............................        6,679        10,987        12,908
  Allowance for borrowed
     funds used during
     construction (Note 1) ....................         (221)         (291)         (248)
                                                    --------      --------      --------
      Total Interest Charges ..................       17,946        21,965        24,615
                                                    --------      --------      --------
Income from continuing operations before
   income taxes and preferred dividends of
   subsidiary .................................       74,649        75,807        60,908
Income taxes (Note 3) .........................       31,256        30,435        22,294
                                                    --------      --------      --------
Income from continuing operations before
    preferred dividends of subsidiary .........       43,393        45,372        38,614
Cumulative preferred stock dividends
     of subsidiary ............................          970         1,387         2,161
                                                    --------      --------      --------
Income from continuing operations .............     $ 42,423      $ 43,985      $ 36,453
Loss from discontinued
    operations, net of income tax
    benefit of $1,377 .........................           --            --        (2,237)
Gain on disposal of discontinued
     operations, net of income tax
     of ($5,239) ..............................           --            --         7,065
                                                    --------      --------      --------
Net Income ....................................     $ 42,423      $ 43,985      $ 41,281
                                                    ========      ========      ========
Dividends Declared on Common
   Stock ......................................       34,046        34,093        35,095
Balance Retained in the Business ..............     $  8,377      $  9,892      $  6,186
                                                    ========      ========      ========
   Average number of common stock
     shares outstanding
     Basic ....................................       15,762        15,831        16,302
     Diluted ..................................       15,771        15,835        16,316
   Earnings per share - Basic:
       Income from continuing operations ......     $   2.69      $   2.78      $   2.24
       Discontinued operations ................           --            --      $   0.29
                                                    --------      --------      --------
       Net Income .............................     $   2.69      $   2.78      $   2.53
   Earnings per share - Diluted:
       Income from continuing operations ......     $   2.69      $   2.77      $   2.22
       Discontinued operations ................           --            --      $   0.29
                                                    --------      --------      --------
       Net Income .............................     $   2.69      $   2.77      $   2.51
    Dividends Declared Per Share ..............     $   2.16      $   2.16      $   2.16

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                                Year ended December 31,
                                                            2004          2003          2002
                                                          --------      --------      --------
Net Income ..........................................     $ 42,423      $ 43,985      $ 41,281

    Fair value of cash flow hedges - FAS 133:
      Unrealized gain, net of tax of $0, ($59)
        and ($13) ...................................            1            88            19

    Reclassification for gains realized in net
      income, net of tax of $58, $13 and $0 .........          (87)          (19)           --

Investment Securities:
    Net unrealized losses on investment
      securities, net of tax of $896 ................           --            --        (1,394)
    Change in fair value, net of tax of ($880) ......           --         1,320            --
    Reclassification adjustment for losses
      (gains) included in net income, net of tax
      of $0, ($49) and $26 ..........................           --            74           (38)

Net unrealized losses on equity method
    investments, net of tax
    of $165, $26 and $219 ...........................         (250)          (38)         (319)
                                                          --------      --------      --------

Other comprehensive income (loss) ...................         (336)        1,425        (1,732)
                                                          --------      --------      --------

Comprehensive Income ................................     $ 42,087      $ 45,410      $ 39,549
                                                          ========      ========      ========

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                                           Year ended December 31,
                                                                      2004          2003          2002
                                                                    --------      --------      --------
Operating Activities:
     Net Income ...............................................     $ 42,423      $ 43,985      $ 41,281
        Adjustments to reconcile net
           income to net cash provided
           by operating activities:
           Depreciation and amortization ......................       34,640        33,611        31,230
           Deferred income taxes - net ........................       26,458        34,424        25,639
           Gain on disposal of subsidiary .....................           --           302       (18,985)
           Loss on sale of temporary investments ..............           --           123           960
           Provision for uncollectibles .......................        5,835         5,862         3,582
           Accrued/deferred pension
             costs ............................................      (13,468)      (13,410)      (12,776)
           Amortization of fossil plant incentive .............       (9,887)       (9,887)       (4,794)
        Changes in operating assets and liabilities - net:
           Accounts receivable, unbilled utility
             revenues and other receivables ...................       (2,892)      (16,049)        3,986
           Fuel, materials and supplies .......................       (1,612)       (3,814)         (820)
           Special deposits and
             prepayments ......................................        2,548        21,426        (3,423)
           Contribution - prefunded pensions costs ............           --       (10,000)      (32,000)
           Accounts payable ...................................        2,816        (5,007)        2,742
           Deferred natural gas and electric costs ............      (10,783)       10,927         9,596
           Customer benefit fund ..............................      (13,845)      (46,983)      (34,859)
           Proceeds from sale of emission
              allowances ......................................       13,576            --            --
           Other - net ........................................       (3,328)        9,953        22,587
                                                                    --------      --------      --------

        Net cash provided by operating
         activities ...........................................       72,481        55,463        33,946
                                                                    --------      --------      --------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                              Year ended December 31,
                                                         2004           2003           2002
                                                      ---------      ---------      ---------
Investing Activities:
    Proceeds from sale of subsidiary ............            --            567         58,373
    Purchase of temporary investments ...........            --        (22,221)      (124,062)
    Proceeds from sale of temporary
      investments ...............................            --        111,539         33,616
    Note receivable - sale of
      Nine Mile 2 Plant .........................            --          1,289         28,885
    Additions to utility and other property
      and plant .................................       (62,735)       (59,681)       (72,287)
    Acquisitions made by competitive
      business subsidiary .......................        (2,703)        (7,624)        (1,461)
    Other - net .................................        (1,215)        (2,070)          (974)
                                                      ---------      ---------      ---------
    Net cash (used in) provided by investing
      activities ................................       (66,653)        21,799        (77,910)
                                                      ---------      ---------      ---------

Financing Activities:
    Proceeds from issuance of
      long-term debt ............................        41,000         24,000         69,000
    Redemption of preferred stock ...............            --        (12,500)       (22,500)
    Borrowings (repayments) of short-term
      debt - net ................................        (4,000)        16,000             --
    Retirement of long-term debt ................       (15,000)       (15,000)            --
    Dividends paid on common
      stock .....................................       (34,046)       (34,080)       (35,095)
    Repurchase of common stock ..................            --        (13,135)       (14,351)
    Issuance and redemption costs ...............          (499)          (236)        (1,962)
                                                      ---------      ---------      ---------
    Net cash used in financing activities .......       (12,545)       (34,951)        (4,908)
                                                      ---------      ---------      ---------

Net Change in Cash and Cash
    Equivalents .................................        (6,717)        42,311        (48,872)
Cash and Cash Equivalents at
    Beginning of Year ...........................       125,834         83,523        132,395
                                                      ---------      ---------      ---------
Cash and Cash Equivalents at
    End of year .................................     $ 119,117      $ 125,834      $  83,523
                                                      =========      =========      =========

Supplemental Disclosure of Cash
    Flow Information
      Interest paid .............................     $  13,604      $  14,229      $  12,498
      Federal and State income tax paid .........        11,320          1,532          2,370

As authorized in the 2004 Joint Proposal, dated June 14, 2004, $89.9 million of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for 2004.

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                                          December 31,
                                 ASSETS                                2004           2003
                                                                    ----------     ----------
Utility Plant
       Electric ...............................................     $  702,206     $  656,192
       Natural gas ............................................        214,866        199,221
       Common .................................................        104,840        104,532
                                                                    ----------     ----------
                                                                     1,021,912        959,945

       Less: Accumulated depreciation .........................        315,691        309,208
                                                                    ----------     ----------
                                                                       706,221        650,737
       Construction work in progress ..........................         38,846         56,764
                                                                    ----------     ----------
               Net Utility Plant ..............................        745,067        707,501
                                                                    ----------     ----------

Other Property and Plant - net ................................         23,139         21,589
                                                                    ----------     ----------

Current Assets
       Cash and cash equivalents ..............................        119,117        125,834
       Accounts receivable from customers - net of
             allowance for doubtful accounts; $5.6 million
             in 2004 and $4.6 million in 2003 .................         64,436         61,223
       Accrued unbilled utility revenues ......................          9,130          7,618
       Other receivables ......................................          4,548         12,216
       Fuel and materials and supplies, at average cost .......         21,459         19,847
       Regulatory assets (Note 2) .............................         17,454          4,432
       Fair value of derivative instruments ...................             --            869
       Special deposits and prepayments .......................         20,767         23,315
       Accumulated deferred income tax ........................          9,454          9,584
                                                                    ----------     ----------
                Total Current Assets ..........................        266,365        264,938
                                                                    ----------     ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan
            (Notes 2 and 9) ...................................         88,633        124,210
       Intangible asset - pension plan (Note 9) ...............         22,291         24,447
       Goodwill ...............................................         50,462         50,462
       Other intangible assets - net ..........................         28,780         31,518
       Regulatory assets (Note 2) .............................         37,231         63,042
       Unamortized debt expense ...............................          4,041          3,901
       Other ..................................................         20,995         18,468
                                                                    ----------     ----------
                Total Deferred Charges and Other Assets .......        252,433        316,048
                                                                    ----------     ----------

                          Total Assets ........................     $1,287,004     $1,310,076
                                                                    ==========     ==========

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                               December 31,
                    CAPITALIZATION AND LIABILITIES                        2004             2003
                                                                       -----------      -----------
Capitalization
        Common Stock Equity:
            Common Stock, 30,000,000 shares authorized:
                15,762,000 shares outstanding,
                16,862,087 shares issued, $0.10 par value ........     $     1,686      $     1,686
             Paid-in capital .....................................         351,230          351,230
             Retained earnings ...................................         187,772          179,395
            Treasury stock (1,100,087 shares) ....................         (46,252)         (46,252)
            Accumulated other comprehensive loss .................            (643)            (307)
            Capital stock expense ................................            (328)            (328)
                                                                       -----------      -----------
                Total Common Stock Equity ........................         493,465          485,424
                                                                       -----------      -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption (Note 7) ........          21,030           21,030
                                                                       -----------      -----------

        Long-term debt - net of current portion (Note 8) .........         319,883          278,880
                                                                       -----------      -----------
                Total Capitalization .............................         834,378          785,334
                                                                       -----------      -----------

Current Liabilities
        Current maturities of long-term debt .....................              --           15,000
        Notes payable ............................................          12,000           16,000
        Accounts payable .........................................          43,418           40,602
        Accrued interest .........................................           4,629            4,274
        Dividends payable ........................................           8,754            8,754
        Accrued vacation and payroll .............................           3,788            5,289
        Customer deposits ........................................           6,496            5,813
        Regulatory liabilities (Note 2) ..........................              --              722
        Fair value of derivative instruments .....................             906               --
        Deferred revenues ........................................           8,931            8,197
        Other ....................................................          12,580           16,050
                                                                       -----------      -----------
                Total Current Liabilities ........................         101,502          120,701
                                                                       -----------      -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities (Note 2) ..........................         156,339          227,336
        Operating reserves .......................................           6,515            5,084
        Deferred gain - sale of major generating assets ..........              --            9,887
        Accrued environmental remediation costs ..................          19,500           19,500
        Accrued OPEB costs .......................................          16,030           10,561
        Accrued pension costs ....................................          18,470            9,775
        Other ....................................................          13,495           16,266
                                                                       -----------      -----------
                Total Deferred Credits and Other Liabilities .....         230,349          298,409
                                                                       -----------      -----------

Accumulated Deferred Income Tax (Note 3) .........................         120,775          105,632
                                                                       -----------      -----------

                         Total Capitalization and Liabilities ....     $ 1,287,004      $ 1,310,076
                                                                       ===========      ===========

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY

                                                  Common Stock, $0.10 par value; 30,000,000 shares authorized
                                                  -----------------------------------------------------------
                                                         Common Stock                    Treasury Stock
                                                  --------------------------      ---------------------------
                                                    Shares          Amount          Shares           Amount       Paid-In Capital
                                                    Issued          ($000)        Repurchased        ($000)           ($000)
                                                  ----------      ----------      -----------      ----------     ---------------
Balance at January 1, 2002                        16,862,087      $    1,686        (500,000)        ($18,766)      $  351,230
Net income .................................
Dividends declared ($2.16 per share)
Repurchase program .........................                                        (297,487)         (14,351)
Amortization ...............................
Transfer to regulatory asset ...............
Change in fair value:
     Derivative instruments ................
     Investments ...........................
Reclassification adjustments for gains
    recognized in net income ...............
                                                  ----------      ----------      ----------       ----------       ----------
Balance at December 31, 2002                      16,862,087      $    1,686        (797,487)        ($33,117)      $  351,230
Net income .................................
Dividends declared ($2.16 per share)
Repurchase program .........................                                        (302,600)         (13,135)
Amortization ...............................
Transfer to regulatory asset ...............
Change in fair value:
     Derivative instruments ................
     Investments ...........................
Reclassification adjustments for losses
    recognized in net income ...............
                                                  ----------      ----------      ----------       ----------       ----------
Balance at December 31, 2003                      16,862,087      $    1,686      (1,100,087)        ($46,252)      $  351,230
Net income .................................
Dividends declared ($2.16 per share) .......
Change in fair value:
     Derivative instruments ................
     Investments ...........................
Reclassification adjustments for gains
    recognized in net income ...............
                                                  ----------      ----------      ----------       ----------       ----------
Balance at December 31, 2004                      16,862,087      $    1,686      (1,100,087)        ($46,252)      $  351,230

  The Notes to Consolidated Financial Statements are an integral part hereof.

                                                                           Accumulated
                                              Capital                         Other           Total
                                               Stock          Retained    Comprehensive    Shareholder
(Thousands of Dollars)                        Expense         Earnings   Income / (Loss)      Equity
--------------------------                   ---------       ---------   ---------------   -----------
Balance at January 1, 2002                     ($1,158)       $163,317      $      --        $496,309
Net income ............................                         41,281                         41,281
Dividends declared ($2.16 per share) ..                        (35,095)                       (35,095)
Repurchase program ....................                                                       (14,351)
Amortization ..........................             42                                             42
Transfer to regulatory asset ..........            461                                            461
Change in fair value:
     Derivative instruments ...........                                            19              19
     Investments ......................                                        (1,713)         (1,713)
Reclassification adjustments for gains
    recognized in net income ..........                                           (38)            (38)
                                             ---------       ---------      ---------       ---------
Balance at December 31, 2002                     ($655)       $169,503        ($1,732)       $486,915
Net income ............................                         43,985                         43,985
Dividends declared ($2.16 per share) ..                        (34,093)                       (34,093)
Repurchase program ....................                                                       (13,135)
Amortization ..........................             15                                             15
Transfer to regulatory asset ..........            312                                            312
Change in fair value:
     Derivative instruments ...........                                            88              88
     Investments ......................                                         1,282           1,282
Reclassification adjustments for losses
    recognized in net income ..........                                            55              55
                                             ---------       ---------      ---------       ---------
Balance at December 31, 2003                     ($328)       $179,395          ($307)       $485,424
Net income ............................                         42,423                         42,423
Dividends declared ($2.16 per share) ..                        (34,046)                       (34,046)
Change in fair value:
     Derivative instruments ...........                                             1               1
     Investments ......................                                          (250)           (250)
Reclassification adjustments for gains
    recognized in net income ..........                                           (87)            (87)
                                             ---------       ---------      ---------       ---------
Balance at December 31, 2004                     ($328)       $187,772          ($643)       $493,465

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

                                                       Year ended December 31,
                                                   2004         2003         2002
                                                 --------     --------     --------
Operating Revenues
  Electric .................................     $430,575     $457,395     $427,978
  Natural gas ..............................      125,230      123,306      105,343
                                                 --------     --------     --------
      Total Operating Revenues .............      555,805      580,701      533,321
                                                 --------     --------     --------

Operating Expenses
  Operation:
    Purchased electricity and fuel used
      in electric generation ...............      251,741      268,757      252,787
    Purchased natural gas ..................       77,847       76,452       61,672
    Other expenses of operation ............       98,748      107,105       92,246
    Depreciation and amortization
    (Note 1) ...............................       28,408       27,275       25,350
    Taxes, other than income tax ...........       30,768       31,725       38,396
                                                 --------     --------     --------
      Total Operating Expenses .............      487,512      511,314      470,451
                                                 --------     --------     --------

Operating Income ...........................       68,293       69,387       62,870
                                                 --------     --------     --------

Other Income
  Allowance for equity funds
    used during construction
    (Note 1) ...............................          151          436          591
  Interest on regulatory assets and
    other interest income ..................        8,678        9,974        9,102
  Other - net ..............................        7,802        8,024        6,379
                                                 --------     --------     --------
      Total Other Income ...................       16,631       18,434       16,072
                                                 --------     --------     --------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                         Year ended December 31,
                                                    2004          2003          2002
                                                  --------      --------      --------
Interest Charges
  Interest on mortgage bonds ................           --           570         2,136
  Interest on other long-term debt ..........       11,488        10,699         9,819
  Interest on regulatory liabilities and
    other interest ..........................        6,583        10,987        13,021
  Allowance for borrowed
    funds used during
    construction (Note 1) ...................         (221)         (291)         (248)
                                                  --------      --------      --------
      Total Interest Charges ................       17,850        21,965        24,728
                                                  --------      --------      --------

Income before income taxes ..................       67,074        65,856        54,214

Income taxes (Note 3) .......................       28,426        26,981        21,690
                                                  --------      --------      --------

Net Income ..................................     $ 38,648      $ 38,875      $ 32,524
                                                  ========      ========      ========
Dividends Declared on Cumulative
  Preferred Stock ...........................          970         1,387         2,161
                                                  --------      --------      --------

Income Available for Common
  Stock .....................................     $ 37,678      $ 37,488      $ 30,363
                                                  ========      ========      ========

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                   Year ended December 31,
                                               2004         2003         2002
                                             --------     --------     --------

Net Income .............................     $ 38,648     $ 38,875     $ 32,524

  Net unrealized gains on
    Marketable securities:
      Unrealized gain, net of tax
      of $(26) .........................           --           --           38
      Less: reclassifiction adjustment
            for gain included in net
            income, net of tax of
            $26 ........................           --           --          (38)
                                             --------     --------     --------

                  Subtotal .............

Comprehensive Income ...................     $ 38,648     $ 38,875     $ 32,524
                                             ========     ========     ========

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY

                                                   Common Stock, $5.00 par value; 30,000,000 shares authorized
                                                   -----------------------------------------------------------
                                                         Common Stock                 Treasury Stock
                                                   -------------------------    --------------------------
                                                     Shares         Amount        Shares          Amount     Paid-In Capital
                                                     Issued         ($000)      Repurchased       ($000)         ($000)
                                                   ----------     ----------    -----------     ----------   ---------------
Balance at January 1, 2002                         16,862,087     $   84,311             --     $       --     $  174,980
Net income ...................................
Dividends declared
  On cumulative preferred stock
  On common stock to parent - Energy Group
Amortization .................................
Transfer to regulatory asset .................
Change in fair value of investments ..........
Reclassification adjustments for gains
    recognized in net income .................
                                                   ----------     ----------     ----------     ----------     ----------
Balance at December 31, 2002                       16,862,087     $   84,311             --     $       --     $  174,980

Net income ...................................
Dividends declared
  On cumulative preferred stock
  On common stock to parent - Energy Group
Amortization .................................
Transfer to regulatory asset .................
                                                   ----------     ----------     ----------     ----------     ----------
Balance at December 31, 2003                       16,862,087     $   84,311             --     $       --     $  174,980

Net income ...................................
Dividends declared
  On cumulative preferred stock
  On common stock to parent - Energy Group
                                                   ----------     ----------     ----------     ----------     ----------
Balance at December 31, 2004                       16,862,087     $   84,311             --     $       --     $  174,980

  The Notes to Consolidated Financial Statements are an integral part hereof.

                                                     Capital                        Other         Total
                                                      Stock        Retained     Comprehensive  Shareholder
(Thousands of Dollars)                               Expense       Earnings    Income / (Loss)    Equity
----------------------                              ---------      ---------   --------------- -----------
Balance at January 1, 2002                            ($5,791)     $   9,777      $      --     $ 263,277
Net income .....................................                      32,524                       32,524
Dividends declared
  On cumulative preferred stock                                       (2,161)                      (2,161)
  On common stock to parent - Energy Group                           (30,000)                     (30,000)
Amortization ...................................           42                                          42
Transfer to regulatory asset ...................          461                                         461
Change in fair value of investments ............                                         38            38
Reclassification adjustments for gains
    recognized in net income ...................                                        (38)          (38)
                                                    ---------      ---------      ---------     ---------
Balance at December 31, 2002                          ($5,288)     $  10,140      $      --     $ 264,143

Net income .....................................                      38,875                       38,875
Dividends declared
  On cumulative preferred stock                                       (1,387)                      (1,387)
  On common stock to parent - Energy Group                           (34,162)                     (34,162)
Amortization ...................................           15                                          15
Transfer to regulatory asset ...................          312                                         312
                                                    ---------      ---------      ---------     ---------
Balance at December 31, 2003                          ($4,961)     $  13,466      $      --     $ 267,796

Net income .....................................                      38,648                       38,648
Dividends declared
  On cumulative preferred stock                                         (970)                        (970)
  On common stock to parent - Energy Group                           (25,500)                     (25,500)
                                                    ---------      ---------      ---------     ---------
Balance at December 31, 2004                          ($4,961)     $  25,644      $      --     $ 279,974

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                                          December 31,
                                ASSETS                                 2004           2003
                                                                    ----------     ----------
Utility Plant
       Electric ...............................................     $  702,206     $  656,192
       Natural Gas ............................................        214,866        199,221
       Common .................................................        104,840        104,532
                                                                    ----------     ----------
                                                                     1,021,912        959,945

       Less: Accumulated depreciation .........................        315,691        309,208
                                                                    ----------     ----------
                                                                       706,221        650,737

       Construction work in progress ..........................         38,846         56,764
                                                                    ----------     ----------
               Net Utility Plant ..............................        745,067        707,501
                                                                    ----------     ----------

Other Property and Plant - net ................................            962            968
                                                                    ----------     ----------

Current Assets
       Cash and cash equivalents ..............................          8,227         12,720
       Accounts receivable from customers - net of
             allowance for doubtful accounts; $4.6 million
             in 2004 and $3.0 million in 2003 .................         36,901         37,487
       Accrued unbilled utility revenues ......................          9,130          7,618
       Other receivables ......................................          2,048          9,566
       Fuel and materials and supplies - at average
          cost ................................................         17,207         16,158
       Regulatory assets (Note 2) .............................         17,454          4,432
       Fair value of derivative instruments ...................             --            722
       Special deposits and prepayments .......................         20,354         22,503
       Accumulated deferred income tax ........................          8,696          8,920
                                                                    ----------     ----------
                Total Current Assets ..........................        120,017        120,126
                                                                    ----------     ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan (Notes 2 and 9) .......         88,633        124,210
       Intangible asset - pension plan (Note 9) ...............         22,291         24,447
       Regulatory assets (Note 2) .............................         37,231         63,042
       Unamortized debt expense ...............................          4,041          3,901
       Other ..................................................         10,397          8,100
                                                                    ----------     ----------
                Total Deferred Charges and Other Assets .......        162,593        223,700
                                                                    ----------     ----------

                          Total Assets ........................     $1,028,639     $1,052,295
                                                                    ==========     ==========

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                              December 31,
                 CAPITALIZATION AND LIABILITIES                          2004             2003
                                                                      -----------      -----------
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 Shares Authorized;
              16,862,087 shares issued, $5 par value ............     $    84,311      $    84,311
        Paid-in capital .........................................         174,980          174,980
        Retained earnings .......................................          25,644           13,466
        Capital stock expense ...................................          (4,961)          (4,961)
                                                                      -----------      -----------
                Total Common Stock Equity .......................         279,974          267,796
                                                                      -----------      -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption (Note 7) .......          21,030           21,030
                                                                      -----------      -----------

        Long-term debt - net of current portion (Note 8) ........         319,883          278,880
                                                                      -----------      -----------
                Total Capitalization ............................         620,887          567,706
                                                                      -----------      -----------

Current Liabilities
        Current maturities of long-term debt ....................              --           15,000
        Notes payable ...........................................          12,000           16,000
        Accounts payable ........................................          32,951           33,084
        Accrued interest ........................................           4,629            4,274
        Dividends payable - preferred stock .....................             242              242
        Accrued vacation and payroll ............................           4,619            5,289
        Customer deposits .......................................           6,359            5,690
        Regulatory liabilities (Note 2) .........................              --              722
        Fair value of derivative instruments ....................             907               --
        Other ...................................................           5,869            6,622
                                                                      -----------      -----------
                Total Current Liabilities .......................          67,576           86,923
                                                                      -----------      -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities (Note 2) .........................         156,339          227,336
        Operating reserves ......................................           5,969            5,043
        Deferred gain - sale of major generating assets .........              --            9,887
        Accrued environmental remediation costs .................          19,500           19,500
        Accrued OPEB costs ......................................          16,030           10,561
        Accrued pension costs ...................................          18,470            9,775
        Other ...................................................           8,168           12,524
                                                                      -----------      -----------
                Total Deferred Credits and Other Liabilities ....         224,476          294,626
                                                                      -----------      -----------

Accumulated Deferred Income Tax (Note 3) ........................         115,700          103,040
                                                                      -----------      -----------

                Total Capitalization and Liabilities ............     $ 1,028,639      $ 1,052,295
                                                                      ===========      ===========

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                                         Year ended December 31,
                                                                    2004          2003          2002
                                                                  --------      --------      --------
Operating Activities:
    Net Income ..............................................     $ 38,648      $ 38,875      $ 32,524
        Adjustments to reconcile net income to net
            cash provided by operating activities:
                 Depreciation and amortization ..............       28,408        27,275        25,350
                 Deferred income taxes - net ................       24,069        34,169        25,984
                 Provision for uncollectibles ...............        5,071         4,741         3,062
                 Accrued/deferred pension costs .............      (13,468)      (13,410)      (12,776)
                 Amortization of fossil plant incentive .....       (9,887)       (9,887)       (4,794)

            Changes in operating assets and
                 liabilities - net:
                 Accounts receivable, unbilled
                   revenues and other receivables ...........        1,520       (13,895)        3,536
                 Fuel, materials and supplies ...............       (1,049)       (3,699)        1,408
                 Special deposits and prepayments ...........        2,149        11,428         3,332
                 Contribution - prefunded pension costs .....           --       (10,000)      (32,000)
                 Accounts payable ...........................         (133)       (3,982)        4,941
                 Deferred natural gas and electric costs ....      (10,783)       10,927         9,596
                 Customer benefit fund ......................      (13,845)      (46,983)      (34,859)
                 Proceeds from sales of emissions
                   allowances ...............................       13,576            --            --
                 Other - net ................................       (5,198)        9,787         7,620
                                                                  --------      --------      --------

        Net cash provided by operating activities ...........       59,078        35,346        32,924
                                                                  --------      --------      --------

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                        Year ended December 31,
                                                                   2004          2003          2002
                                                                 --------      --------      --------
Investing Activities:
        Note receivable - sale of
            Nine Mile 2 Plant ..............................           --         1,289        28,885
        Additions to plant .................................      (57,522)      (53,361)      (65,830)
        Other - net ........................................       (1,080)       (2,050)         (875)
                                                                 --------      --------      --------
        Net cash used in investing activities ..............      (58,602)      (54,122)      (37,820)
                                                                 --------      --------      --------

Financing Activities:
        Proceeds from issuance of
         long-term debt ....................................       41,000        24,000        69,000
        Redemption of preferred stock ......................           --       (12,500)      (22,500)
        Borrowings (repayments) of short-term debt - net ...       (4,000)       16,000            --
        Retirement of long-term debt .......................      (15,000)      (15,000)           --
        Dividends paid to parent - Energy Group ............      (25,500)      (34,162)      (30,000)
        Dividends paid on cumulative preferred stock .......         (970)       (1,596)       (2,517)
        Issuance and redemption costs ......................         (499)         (235)       (1,962)
                                                                 --------      --------      --------
        Net cash (used in) provided by financing
            activities .....................................       (4,969)      (23,493)       12,021
                                                                 --------      --------      --------

Net Change in Cash and Cash
     Equivalents ...........................................       (4,493)      (42,269)        7,125

Cash and Cash Equivalents at
     Beginning of Year .....................................       12,720        54,989        47,864
                                                                 --------      --------      --------

Cash and Cash Equivalents at End
     of Year ...............................................     $  8,227      $ 12,720      $ 54,989
                                                                 ========      ========      ========

Supplemental Disclosure of Cash
     Flow Information
        Interest paid ......................................     $ 11,314      $ 11,867      $ 10,740
        Federal and State income tax paid ..................       10,733         2,917         5,068

As authorized in the 2004 Joint Proposal, dated June 14, 2004, $89.9 million of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for 2004.

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

      Central Hudson and the competitive business subsidiaries (as hereinafter defined) are each wholly owned, directly or indirectly, by Energy Group. Their businesses are comprised of an electric and natural gas utility, cogeneration, fuel distribution, energy management, and investments in energy related assets.

Reclassification

      Certain amounts in the 2002 and 2003 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation. In addition, the consolidated statements of income for Energy Group have been reformatted to reflect line item presentation changes related to income taxes, cumulative preferred dividends of subsidiary and income line items. Presentation changes were also made to Central Hudson's statements of consolidated income related to income taxes and income line items. The December 31, 2003 Energy Group and Central Hudson balance sheets have been revised to present $9.6 million and $8.9 million, respectively, of current deferred tax assets and $4.4 million of current regulatory assets within the current assets section of the balance sheets with corresponding decreases to previously reported long-term deferred tax liabilities and regulatory assets.

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

      In November 2002, the Boards of Directors of Energy Group and the competitive business subsidiaries approved a reorganization of the competitive business subsidiaries, effective December 31, 2002. CH Services, which had been the holding company parent of all competitive business subsidiaries of Energy Group, was merged into Energy Group and CHEC replaced CH Services as the holding company parent of Griffith Energy Services, Inc. ("Griffith") and SCASCO. In addition, Greene Point and Prime Industrial were merged into CHEC, effective the same date. CHEC, Griffith, and SCASCO are hereinafter referred to collectively as the "competitive business subsidiaries."

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

      Central Hudson's tariffs for retail electric and natural gas service include purchased electricity and purchased natural gas cost adjustment clauses by which electric and natural gas rates are adjusted to collect actual purchased electricity and purchased natural gas costs incurred in providing service.

Revenue Recognition

      Central Hudson records revenue on the basis of meters read. In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month. The estimate covers 30 days subsequent to the meter-read date.

      Revenues are recognized by the competitive business subsidiaries when products are delivered to customers or services have been rendered. Deferred revenues include unamortized payments from fuel oil burner maintenance contracts. These contracts require a one-time payment from the customer at inception of the contract. Also included in deferred revenues are payments received from customers who participate in budget billing programs, whose balance represents the amount paid in excess of fuel oil deliveries received at December 31. At the conclusion of the heating season, each such customer's budget billings are reconciled with their actual purchases and the accounts are settled.

Utility Plant - Central Hudson

      The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits, and an Allowance for the Funds Used During Construction ("AFDC"), as further discussed below. Replacement of minor items of property is included in operating expenses.

      The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service as required by the PSC.

      The following summarizes the type and amount of assets included in the Electric, Natural Gas, and Common categories of Central Hudson's utility plant balances at December 31, 2004, and 2003.

                                   Estimated              Utility Plant
                                   Depreciable            (In Thousands)
                                  Life in Years        2004            2003
                                  -------------        ----            ----

Electric
    Production                        27-75          $ 27,506        $ 27,398
    Transmission                      25-85           163,328         154,355
    Distribution                      25-65           510,480         473,517
    Other                              50                 892             922
                                                     --------        --------
    Total                                            $702,206        $656,192

Natural Gas
    Production                        25-40          $  5,010        $  4,874
    Transmission                      17-70            41,267          40,691
    Distribution                      20-85           168,147         153,214
    Other                              N/A                442             442
                                                     --------        --------
    Total                                            $214,866        $199,221

Common
    Land and Structures                50            $ 34,567        $ 34,001
    Office & Other Equipment,
      Radios, and Tools               8-35             36,326          36,871
    Transportation Equipment          8-12             33,840          33,553
    Other                              N/A                107             107
                                                     --------        --------
    Total                                            $104,840        $104,532

Allowance For Funds Used During Construction

      Central Hudson's regulated utility plant includes AFDC, which is defined as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFDC rate was 3.00% in 2004, 4.50% in 2003, and 6.75% in 2002.

Depreciation and Amortization

      The regulated assets of Central Hudson include electric, natural gas, and common assets and are listed under the heading of Utility Plant on Central Hudson's and Energy Group's Consolidated Balance Sheet. The accumulated depreciation associated with these regulated assets is also reported on the Consolidated Balance Sheets.

      The unregulated property and plant assets are reported net of accumulated depreciation on Energy Group's Consolidated Balance Sheet as Other Property and Plant, net. Accumulated depreciation for the competitive business subsidiaries was $11.7 million and $8.6 million at December 31, 2004, and 2003, respectively.

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

      Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 143, entitled Accounting for Asset Retirement Obligations ("SFAS 143"), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation; however, Central Hudson is required to use depreciation methods and rates that the PSC has approved under regulatory accounting. In accordance with FASB Statement No. 71, entitled Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In connection with the adoption of SFAS 143, Central Hudson has classified $88.2 million and $79.3 million of net cost of removal as a regulatory liability as of December 31, 2004 and 2003, respectively. Previously such amounts were included in accumulated depreciation.

      Central Hudson performs depreciation studies on a continuing basis and, upon approval by the PSC, periodically adjusts the depreciation rates of its various classes of depreciable property. Central Hudson's composite rates for depreciation were 3.17% in 2004, 3.25% in 2003, and 3.20% in 2002, in each case of the original cost of average depreciable property. The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31 was 23.2% in 2004, 24.6% in 2003, and 25.2% in 2002.

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

      Amortization of intangibles (other than goodwill) is computed on the straight-line method over the assets' expected useful lives. See Note 5 - "Goodwill and other Intangible Assets" for further discussion.

Cash and Cash Equivalents

      For purposes of the Consolidated Statement of Cash Flows, Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

Inventory

Inventory for Central Hudson is valued at average cost. Inventory for CHEC is valued using the "first-in, first-out" (or "FIFO") inventory method.

                                      Energy Group           Central Hudson
                                      ------------           --------------

As of December 31,                    2004        2003        2004        2003
-------------------------          -------     -------     -------     -------
(In Thousands)

Natural Gas                        $10,856     $ 9,802     $10,856     $ 9,802
Petroleum Products and Propane       3,389       2,779         613         505
Materials and Supplies               7,214       7,266       5,738       5,851
                                   -------     -------     -------     -------

Total                              $21,459     $19,847     $17,207     $16,158
                                   -------     -------     -------     -------

Investments in Marketable Securities

      Any marketable securities held by Energy Group in 2004 were considered cash equivalents. All other marketable securities, including debt and equity instruments, were liquidated in 2003. Energy Group realized a net loss of $123,000 in 2003 from the sale of these investments (see Note 13 - "Financial Instruments").

Investments in Limited Partnerships

      CHEC's investments in limited partnerships ("Partnerships") are accounted for under the equity method. The Company's proportionate share of the change in fair value of available for sale securities held by the Partnerships is recorded in Energy Group's Consolidated Statement of Comprehensive Income.

Earnings Per Share

The following table presents Energy Group's basic and diluted earnings per share ("EPS") included on the Consolidated Statement of Income:

                                                                       Year ended December 31,
                                                 2004                            2003                           2002
                                      ----------------------------   ----------------------------    ----------------------------
                                                        (In Thousands, except for Earnings Per Share)
                                        Avg.      Net                  Avg.      Net                   Avg.      Net
                                       Shares    Income    $/Share    Shares    Income    $/Share     Shares    Income    $/Share
                                      -------   -------    -------   -------   -------    -------    -------   -------    -------
Earnings applicable to Common
  Stock - Continuing Operations (1)             $42,423                        $43,985                         $36,453
Average number of common
  shares outstanding - basic           15,762        --    $  2.69    15,831        --    $  2.78     16,302        --    $  2.24
Average dilutive effect of:
  Stock Options (2) (3)                     4       (53)        --         3       (41)     (0.01)        13      (373)     (0.02)
  Performance Shares (3)                    5        --         --         1        --         --          1        --         --
                                      -------------------------------------------------------------------------------------------
Average number of common
shares outstanding - diluted           15,771   $42,370    $  2.69    15,835   $43,944    $  2.77     16,316   $36,080    $  2.22
                                      ===========================================================================================

(1) Total earnings (basic) for 2002 of $41.3 million include $4.8 million, or $0.29 per share, from discontinued operations. These earnings were not affected by the dilutive effect related to the above stock options and performance shares.

(2) For 2004 and 2003, there are stock options excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock shares for each of the years presented. The number of common stock shares represented by the options excluded from the above calculation were 36,900 shares for 2004 and 94,400 shares for 2003.

(3) See Note 10 - "Equity-Based Compensation Incentive Plans" for additional information regarding stock options and performance shares.

Equity-Based Compensation

      Energy Group has an equity-based employee compensation plan that is described more fully in Note 10 - "Equity-Based Compensation Incentive Plans." As permitted by FASB Statement No. 123, entitled Accounting for Stock-Based Compensation ("SFAS 123"), Energy Group had previously accounted for this plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, entitled Accounting for Stock Issued to Employees, and related Interpretations. No equity-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, Energy Group adopted the fair value recognition provisions of SFAS 123 utilizing the modified prospective method under the provisions of FASB Statement No. 148, entitled Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). Equity-based compensation cost recognized in 2004 and 2003 is what would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Accordingly, a total compensation cost of $145,000 and $120,000 was recorded in 2004 and 2003, respectively.

      The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                     Year Ended December 31
                                               ---------------------------------
                                                 2004        2003        2002
                                               --------    --------    --------
                                                        (In Thousands)
Net income, as reported                        $ 42,423    $ 43,985    $ 41,281
Deduct: Total equity-based
     employee compensation expense
     determined under fair value
     based method for all awards, net
     of related tax effects                          --          --         (41)
                                               --------    --------    --------

Pro forma net income                           $ 42,423    $ 43,985    $ 41,240
                                               ========    ========    ========

Earnings per share:
         Basic - as reported                   $   2.69    $   2.78    $   2.53
                                               ========    ========    ========
         Diluted - as reported                 $   2.69    $   2.77    $   2.51
                                               ========    ========    ========

         Basic - pro forma                     $   2.69    $   2.78    $   2.53
                                               ========    ========    ========
         Diluted - pro forma                   $   2.69    $   2.77    $   2.51
                                               ========    ========    ========

Income Tax

      Energy Group and its subsidiaries file consolidated federal and New York State income tax returns. Income taxes are deferred under the asset and liability method in accordance with FASB Statement No. 109, entitled Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues. For federal and state income tax purposes, Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets. Deferred investment tax credits are amortized over the estimated life of the properties giving rise to the credits. For state income tax purposes, Central Hudson uses book depreciation for property placed in service in 1999 or earlier in accordance with transition property rules under Article 9-A of the New York State Tax Law. The competitive business subsidiaries also file state income tax returns in those states in which they conduct business. For more information, see Note 3 - "Income Tax."

Use of Estimates

      Preparation of the financial statements in accordance with Generally Accepted Accounting Principles includes the use of estimates and assumptions by Management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimated. Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), the reserve for uncollectible accounts, other operating reserves, and unbilled revenues. Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties (as described in this Note under the caption "Depreciation and Amortization"). Amortizable intangible assets include the amortization of customer lists related to CHEC's operations, which is based on an assessment of customer turnover as described in Note 5 - "Goodwill and Other Intangible Assets." Depreciation and amortization amounts included in Energy Group income for years 2004, 2003, and 2002 are $34.6 million, $33.6 million, and $31.2 million, respectively.

      Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration for special collection issues. The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims. Unbilled revenues are determined based on the estimated sales for bi-monthly accounts that have not been billed by Central Hudson in the current month. The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained. Revenues for 2004 include an estimate of $5.8 million for unbilled revenues, 2003 includes an estimate of $5.2 million, and 2002 includes an estimate of $5.3 million.

      Estimates are also reflected for certain commitments and contingencies where there is sufficient basis to project a future obligation. Disclosures related to these certain commitments of contingencies can be found in Note 11 - "Commitments and Contingencies."

Related Party Transactions

      Thompson Hine LLP (formerly Gould & Wilkie LLP) serves as general counsel to Energy Group and Central Hudson. A partner in that firm serves as Assistant Secretary of each corporation. This Assistant Secretary appointment serves to assist in closure of specified transactions in the ordinary course of business. While this partner receives no additional compensation for his role as Assistant Secretary, time spent performing the duties of Assistant Secretary is charged to Energy Group and Central Hudson on an hourly basis. The combined fees paid by Energy Group and Central Hudson to Thompson Hine LLP were $3.2 million in 2004, $3.4 million in 2003, and $2.5 million in 2002.

Parental Guarantees

      Energy Group and certain of the competitive business subsidiaries have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes. In addition, Energy Group agreed to guarantee the post-closing obligations of CH Services under the agreement related to the sale of CH Resources, which guarantee now applies to CHEC. See Note 11 - "Commitments and Contingencies" under the caption "CHEC."

      The guarantees described have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At December 31, 2004, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $7.5 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in the Energy Group Consolidated Balance Sheet.

Product Warranties

      Griffith and SCASCO offer a multi-year warranty on heating system installations and have offered multi-year service contracts as an incentive to new heating oil delivery customers, and have recorded liabilities for the estimated costs of fulfilling their respective obligations under these warranty and service contracts. The aggregate amounts of these liabilities were approximately $504,000 and $830,000 at December 31, 2004, and 2003, respectively. The accounting policy and methodology used to determine each subsidiary's liability for these product warranties is to accrue the present value of future warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

Accounting for Derivative Instruments and Hedging Activities

      FASB Statement No. 133, entitled Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which was amended in June 2000 and in April 2003, established accounting and reporting requirements for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities in the balance sheet with the corresponding unrealized gains or losses recognized in earnings. SFAS 133 permits the deferral of unrealized hedge gains and losses, under stringent hedge accounting provisions, until the hedged transaction is realized. SFAS 133 also provides an exception for certain derivative transactions that qualify as "normal purchases and normal sales." These are transactions that are exempt from SFAS 133 if they provide for the purchase or sale of something other than a financial or derivative instrument to be delivered in quantities for probable use or sale by the reporting entity in the normal course of business within a reasonable period of time.

      Energy Group and its subsidiaries do not enter into derivative instruments for speculative purposes.

      Central Hudson uses derivative instruments to hedge exposure to variability in the prices of natural gas and electricity and to hedge exposure to variability in interest rates for its variable rate long-term debt. The types of derivative instruments used by Central Hudson are natural gas futures and basis swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, and interest rate caps to hedge interest payments on variable rate debt. These derivatives are not designated as hedges under the provisions of SFAS 133, and the related gains and losses are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses. The premium related to interest rate hedges, as well as any related actual gains, is also subject to a true-up mechanism authorized by the PSC for the variable long-term debt. The earnings impacts from these derivatives are, therefore, deferred for refund to, or recovery from, customers under their respective regulatory adjustment mechanisms.

      At December 31, 2004, Central Hudson had open derivative contracts to hedge natural gas prices through October 2005, covering approximately 16.7% of Central Hudson's projected total natural gas requirements during this period. In 2004, derivative transactions were used to hedge 19.2% of Central Hudson's total natural gas supply requirements as compared to 18.2% in 2003. In its electric operations, Central Hudson had open derivatives at December 31, 2004, hedging approximately 4.1% of its required electricity supply through February 2005. In 2004, Central Hudson hedged approximately 5.1% of its total electricity supply requirements with over-the-counter ("OTC") derivative contracts as compared to 13.7% in 2003. In addition, Central Hudson has in place a number of agreements of varying terms to purchase electricity produced by certain of its former major generating assets and other generating facilities at fixed prices. The notional amounts hedged by the derivatives and the electricity purchase agreements represent approximately 37% of Central Hudson's total anticipated electricity supply requirements for 2005 and 2006.

      The total fair value (net unrealized loss) of Central Hudson's derivatives at December 31, 2004, was ($908,000) as compared to a fair value (net unrealized gain) of $722,000 at December 31, 2003. Fair value is determined based on market quotes for exchange traded derivatives and broker quotes for OTC derivatives. Actual net losses of $1.5 million were recorded as additional energy costs in 2004, which were recovered through Central Hudson's electric and natural gas cost adjustment clauses as part of the overall cost of electricity and natural gas. This compares to a total net loss of $1 million recorded in 2003, which also served to increase energy costs.

      The competitive business subsidiaries use derivative instruments to hedge variability in the price of heating oil purchased for delivery to their customers. Griffith and SCASCO generally enter into heating oil put option contracts to hedge firm heating oil purchase commitments and also enter into call option contracts to cover forecasted heating oil supply requirements for fixed and capped price programs not hedged by firm contracts. The call options hedge commodity price increases and/or supply restrictions resulting from colder than normal weather. These derivatives are designated as either fair value hedges or cash flow hedges under the provisions of SFAS 133 and are accounted for under the deferral method with actual gains and losses from the hedging activity included in the cost of sales as the hedged transaction occurs. The put and call options entered into have been effective with no gains or losses from ineffectiveness recorded in 2004 or 2003. The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid for these derivative instruments. These premiums, which are not material, are expensed based on the change in their respective fair value. The fair values of open derivative instruments at December 31, 2004, and at December 31, 2003, were not material. Including premium costs, a net gain was recorded in 2004 and a net loss was recorded in 2003 as part of the cost or price of the related commodity transactions. The amounts recorded were not material, representing less than 1% of total petroleum costs for each of the years. The fair values of put and call options are determined based on the market value of the underlying commodity.

      At December 31, 2004, Griffith and SCASCO had open OTC put and call option positions covering approximately 2.7% of their combined anticipated fuel oil supply requirements for the period January 2005 through June 2005. The percentage hedged at December 31, 2003, for the period January 2004 to June 2004 was 18.1%. The reduction from 2003 to 2004 was due to a change in marketing strategy which reduced the volume of fuel oil required to be hedged with derivatives. In 2004, derivative transactions were used to hedge 13.5% of total fuel oil requirements as compared to 12.3% in 2003.

      In addition to the above, Central Hudson, Griffith, and SCASCO use weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns if such contracts can be obtained on reasonable terms. These weather derivatives are entered into for the heating season, which runs from November through March. In addition, Central Hudson has entered into similar contracts for the cooling season, which runs from June through August. Weather derivative contracts are not subject to the provisions of SFAS 133 and are accounted for in accordance with Emerging Issues Task Force ("EITF") Statement 99-2, entitled Accounting for Weather Derivatives. In 2004, Central Hudson received a total net payment from counter-parties of $146,000 due to a cooler summer and in 2003 a total net payment of $3.6 million was made to counter-parties by Central Hudson, Griffith, and SCASCO due to colder than normal weather. In each case these amounts partially offset variations in revenues experienced due to the actual weather patterns that occurred in each period. Central Hudson has entered into a weather derivative contract for January, February, and March 2005. Weather derivative contracts are currently in place to cover Griffith for the months of February and March 2005 and SCASCO for January through March.

New Accounting Standards and Other FASB Projects - Standards Implemented

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

      In December 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"). On January 12, 2004, the FASB issued its FASB Staff Position ("FSP") 106-1, entitled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Act under SFAS 106, entitled Employers Accounting for Postretirement Benefits Other Than Pensions. On May 19, 2004, the FASB issued FSP 106-2, which supersedes FSP 106-1 and provides guidance on the accounting and disclosure requirements for the effects of the Medicare Act.

      Under the provisions of FSP 106-1, Central Hudson elected to defer recognition of the effects of the Medicare Act for the six months ended June 30, 2004, and as such, the net periodic post-employment cost, as previously reported, did not reflect this federal subsidy.

      Central Hudson's actuarial consultant believes that, based on the current guidance relating to the Medicare Act, Central Hudson's prescription drug plan offered to Medicare-eligible retirees is actuarially equivalent and will qualify for this federal subsidy. Accordingly, Central Hudson adopted the provisions of FSP 106-2 on a retroactive basis effective July 1, 2004. Based on a measurement date of December 31, 2003, Central Hudson's actuarial consultant determined that the effect of the Medicare Act on the valuation of post-employment health benefits is a reduction in the accumulated post-employment benefit obligations of $12 million as of December 31, 2003, and a reduction in the net periodic post-employment benefit costs of $2.2 million (after-tax) for 2004.

      Under the policy of the PSC regarding post-employment benefits, Central Hudson is able to defer differences between actual costs and rate allowances covering these costs for future recovery from or return to customers. Therefore, the adoption of FSP 106-2 is not expected to have a material impact on the financial condition, results of operations, or cash flows of Central Hudson or Energy Group.

Pension Discount Rate

      In April 2004, federal legislation was enacted that temporarily changes the way pension plan obligations are calculated; this, in turn, impacts the amount of a company's required pension plan contributions. The legislation suspends a requirement that pension obligations be tied to interest rates on 30-year Treasury bonds; instead it substitutes for 2004 and 2005 a rate based on a composite of long-term corporate bonds. As discussed in Note 9 - "Post-Employment Benefits," Central Hudson did not make a contribution to its pension plan in 2004 and therefore this change did not impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at that time.

EITF 03-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

      In March 2004, the FASB ratified the consensus reached by the EITF on Issue No. 03-1, entitled The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statement 115, entitled Accounting for Certain Investments in Debt and Equity Securities. The scope of the consensus is to give guidance on when an investment is impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance for evaluating whether an investment is other than temporarily impaired is applicable to evaluations made in reporting periods beginning after June 15, 2004. The adoption of EITF Issue No. 03-1 does not impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at this time.

EITF 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings Per Share

      In September 2004, the EITF reached a consensus regarding the draft abstract entitled The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The draft abstract reflects the EITF's conclusion that contingently convertible debt instruments ("Co-Cos") should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. Co-Cos are financial instruments that add a contingent feature to a convertible debt instrument and are generally convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (known as a market price trigger). Currently, most issuers of Co-Cos exclude the potential dilutive effect of the conversion feature from diluted earnings per share until the market price contingency is met. The consensus reached by the EITF on this issue is effective for reporting periods ending after December 15, 2004. Currently, neither Energy Group nor Central Hudson have contingently convertible debt and therefore neither entity expects this issue to have any impact on its financial condition, results of operations, or cash flows.

FIN 46 - Consolidation of Variable Interest Entities

      In December 2003, the FASB issued a revised Interpretation No. 46, entitled Consolidation of Variable Interest Entities ("FIN 46R"), which clarifies the application of Accounting Research Bulletin No. 51, entitled Consolidated Financial Statements, as it relates to the consolidation of a variable interest entity ("VIE"). The original interpretation was issued in January 2003 and its application is required for periods ending after December 15, 2003, for companies that had interests in special-purpose entities. The application of FIN 46R for all other types of VIEs is required for periods ending after March 15, 2004. FIN 46R was adopted by Energy Group effective with the quarter ended March 31, 2004.

      A VIE is an entity that is not controllable through voting interests where the equity investment at risk is not sufficient to permit the VIE to finance its activities without additional subordinated financial support provided by any party, including the equity holders. Variable interests are the investments or other interests that will absorb portions of a VIE's expected losses or receive portions of a VIE's expected residual returns.

      The objective of FIN 46R is to provide guidance on the identification of a variable interest and a VIE to determine when the assets, liabilities, and results of operations should be consolidated in a company's financial statements. A company that holds a variable interest in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns.

      Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any VIEs that require consolidation under the provisions of FIN 46R. In arriving at this determination, long-term power purchase contracts currently in effect for Central Hudson were reviewed, including contracts with a number of independent power producers ("IPPs"). Central Hudson does not have a controlling financial interest in or operational control of these IPPs. Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of IPPs which meet certain criteria for Qualifying Facilities as such term is defined in the applicable legislation. Payments are made under these contracts at rates often higher than those prevailing in the wholesale market; however, these costs are fully recoverable through Central Hudson's electric energy adjustment mechanism, which provides for the recovery of purchased electricity costs. In 2004, Central Hudson had contracts with IPPs which represented approximately 1.9% of Central Hudson's electricity purchases.

      CHEC has a number of limited partnership interests that are presently accounted for under the equity method. These were also reviewed relative to FIN 46R and it was determined that consolidation is not required. CHEC has limited partnership interests in two cogeneration facilities, a preferred unit investment in a limited liability company which will build and operate a fuel ethanol production facility, and a limited partnership interest in a venture capital fund. Neither of the two cogeneration partnerships nor the preferred unit investment meet any of the criteria for classification as a VIE. CHEC is one of 26 limited partners that own a 99% interest in the venture capital fund. A general partner holds the remaining 1%. CHEC's limited partnership interest is 4.1%, which is less than four other limited partners who each hold an 8.2% interest. All of the limited partners have equal rights in the venture capital fund agreement. CHEC's total equity investment in these limited partnerships is not material, comprising less than 2% of Energy Group's total equity.

New Accounting Standards and Other FASB Projects - Standards to be Implemented

Earnings Per Share, an Amendment of FASB Statement No. 128

      On December 15, 2003, the FASB issued an Exposure Draft entitled Earnings Per Share, an Amendment of FASB Statement No. 128. The draft was proposed to improve and converge United States Generally Accepted Accounting Principles with existing International Accounting Standards Board's ("IASB") standards. The Exposure Draft reflects three specific changes to the calculation of EPS as follows:

1) When applying the treasury stock method for year-to-date diluted EPS, the number of incremental shares included would be computed using the average market price of common shares for the year-to-date period, instead of the weighted average.

2) Contracts with the option of settling in either cash or stock will be presumed to settle in stock.

3) A requirement that shares to be issued upon conversion of mandatorily convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory.

      The FASB has continued to discuss issues related to the Exposure Draft and expects to issue a final statement in the first quarter of 2005. The proposed Statement currently would be effective for interim and annual periods ending after December 15, 2004, although the FASB is reconsidering a later date due to the expected timing of the final Statement. The implementation of this Statement is not expected to have any material impact on the financial position, results of operations, and/or cash flows of either Energy Group or Central Hudson.

Equity-Based Compensation

      On December 16, 2004, the FASB issued a revision of SFAS 123, entitled Accounting for Stock-Based Compensation ("SFAS 123"), entitled Share-Based Payment ("SFAS 123(R)"), which establishes standards for share-based payment transactions in which an entity receives an employee's services in exchange for
(a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using APB Opinion No. 25, entitled Accounting for Stock Issued to Employees, and requires that all such compensation be recorded using a fair value based method.

      For public companies, SFAS 123(R) is effective at the beginning of the first interim or annual reporting period that begins after June 15, 2005.

      Energy Group adopted the fair value method of accounting for equity-based compensation under the provisions of SFAS 123 in the first quarter of 2003. It is not anticipated that the adoption of SFAS 123(R) will significantly impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

NOTE 2 - REGULATORY MATTERS

Competitive Opportunities Proceeding Settlement Agreement

      In response to the May 1996 Order of the PSC issued in its generic Competitive Opportunities Proceeding, Central Hudson, the PSC Staff, and certain other parties entered into an Amended and Restated Settlement Agreement dated January 2, 1998. The PSC approved the Amended and Restated Settlement Agreement by its final Order issued and effective June 30, 1998, for which a final amendment was issued and approved as of March 7, 2000 (hereinafter called the "Settlement Agreement").

      The Settlement Agreement, which expired on June 30, 2001, included the following major provisions which survive its expiration date: (i) certain limitations on ownership of electric generation facilities by Central Hudson and its affiliates in Central Hudson's franchise territory; (ii) standards of conduct in transactions between Central Hudson, Energy Group, and the competitive business subsidiaries; (iii) prohibitions against Central Hudson making loans to Energy Group or any other subsidiary of Energy Group and against Central Hudson guaranteeing debt of Energy Group or any other subsidiary of Energy Group; (iv) limitations on the transfer of Central Hudson employees to Energy Group or other Energy Group subsidiaries, and the use of Central Hudson officers in common with other Energy Group subsidiaries; (v) certain dividend payment restrictions on Central Hudson, and (vi) treatment of savings up to the amount of an acquisition's or merger's premium or costs flowing from a merger with another utility company.

Regulatory Accounting Policies

      Central Hudson follows generally accepted accounting principles which, for regulated public utilities, include SFAS 71. Under SFAS 71, regulated companies apply AFDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities (see the caption "Summary of Regulatory Assets and Liabilities" of this Note 2) when it is probable that those costs and credits will be recoverable through the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities and the related deferred taxes are then either eliminated by offset as directed by the PSC or reflected in the income statement in the period in which the same amounts are reflected in rates. In addition, current accounting practices reflect the regulatory accounting authorized in the most recent Settlement Agreement or Rate Order.

Sales of Major Generating Assets

      Pursuant to the Settlement Agreement, on January 30, 2001, Central Hudson, after a competitive bidding process, sold its Danskammer Point Steam Electric Generating Station ("Danskammer Plant") and its interest in the Roseton Electric Generating Station ("Roseton Plant") to affiliates of Dynegy Power Corp. (collectively, "Dynegy") for $713 million. By Order issued and effective October 26, 2001 ("Nine Mile 2 Order"), the PSC authorized the sale of Central Hudson's interest in the Nine Mile 2 Nuclear Generating Plant ("Nine Mile 2 Plant"). The Danskammer Plant, the Roseton Plant, and the Nine Mile 2 Plant are referred to collectively herein as the "major generating assets." On November 7, 2001, Central Hudson sold its interest in the Nine Mile 2 Plant to an affiliate of Constellation Nuclear LLC ("Constellation") for approximately $58.2 million, of which $28.4 million was paid in cash with the remaining principal to be paid under a five-year, 11% promissory note, all subject to certain post-closing adjustments. On April 12, 2002, Constellation elected to pay the then-remaining balance of $29.8 million on the promissory note. Central Hudson's proceeds, after-tax, from these sales were used to recover the book value and the net regulatory assets related to Central Hudson's interests in its major generating assets.

      Central Hudson remains obligated by the PSC to supply electricity to its retail electric customers. Under the Settlement Agreement, Central Hudson's retail customers may elect to procure electricity from third party suppliers or may continue to rely on Central Hudson. No prediction can be made as to the amount of service that Central Hudson will be obligated to provide or the cost or availability of electricity to satisfy Central Hudson's retail customers' requirements. To partially supply these customers, Central Hudson entered into a Transition Power Agreement ("TPA") with Dynegy to purchase capacity and energy from January 30, 2001, through October 31, 2003. On August 2, 2002, Central Hudson exercised an option to extend the TPA through October 31, 2004, at which date the TPA terminated in accordance with its terms. Central Hudson also entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 8% of the output of the Nine Mile 2 Plant, at negotiated prices, from the Nine Mile 2 Plant during the ten-year period beginning on the sale of Central Hudson's interest in the Nine Mile 2 Plant on November 7, 2001, and ending November 30, 2011. The agreement is "unit contingent" in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Following the expiration of this purchase agreement, a Revenue Sharing Agreement with Constellation begins, which will provide Central Hudson with a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021. In the case of each of the TPA and the Constellation agreements, electricity is purchased at defined prices that escalate over the lives of the respective contracts. The capacity and energy supplied under these two agreements in 2004 was sufficient to supply approximately 37% of Central Hudson's retail customer requirements. On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005, to and including December 31, 2007. On April 23, 2003, Central Hudson entered into an agreement with Entergy Nuclear Fitzpatrick, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2004, to and including December 31, 2004.

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson's regulatory assets and liabilities:

At December 31,                                            2004         2003
--------------------------------------------------------------------------------
Regulatory Assets (Debits):                                  (In Thousands)

Current:
  Deferred purchased electric and natural gas costs
    (Notes 1 and 2) ................................    $  15,215     $   4,432
  FAS 133 - deferred unrealized losses (Note 1) ....          908            --
  Deferred New York State taxes ....................        1,331            --
                                                        ---------     ---------
                                                           17,454         4,432
Long-term:
  Deferred pension costs undercollection
    (Note 9) .......................................    $  88,633     $ 124,210
  Carrying charges - pension reserve (Note 9) ......        4,096        18,026
  Deferred manufactured gas sites (Note 11) ........       14,565        14,360
  Deferred OPEB(1) costs undercollection
   (Note 9) ........................................        2,985         9,226
  Deferred debt expense on reacquired debt
   (Note 8) ........................................        7,898         8,603
  Income taxes recoverable
    through future rates ...........................           --         5,410
  Other ............................................        7,687         7,417
                                                        ---------     ---------
                                                          125,864       187,252
                                                        ---------     ---------

        Total Regulatory Assets ....................    $ 143,318     $ 191,684
                                                        =========     =========

Regulatory Liabilities (Credits):

Current:
  FAS 133 - Deferred unrealized gains (Note 1) .....           --           722

Long-term:
  Customer benefit fund (Note 2) ...................    $  31,265     $ 133,043
  Deferred cost of removal (Note 1) ................       88,200        79,300
  Deferred proceeds from sale of emission
    allowances .....................................       13,576            --
  Deferred interest overcollection - variable
    rate bonds (Note 8) ............................        4,763         3,302
  Deferred Nine Mile 2 Plant costs overcollection ..        2,107         1,960
  Income taxes refundable through future rates .....        7,834           463
  Other ............................................        8,594         9,268
                                                        ---------     ---------
                                                          156,339       227,336
                                                        ---------     ---------

      Total Regulatory Liabilities .................    $ 156,339     $ 228,058
                                                        =========     =========

              Net Regulatory Liabilities ...........    $ (13,021)    $ (36,374)
                                                        =========     =========

(1)   "OPEB" means Other Post-Employment Benefit.

      The significant regulatory assets and liabilities include:

      Deferred Pension Costs Undercollection: As discussed further in Note 9 - "Post-Employment Benefits," the amount of deferred pension cost undercollected for December 31, 2004 includes $77.5 million related to the accounting required under SFAS 87, entitled Employer's Accounting for Pensions ("SFAS 87"), for recording a minimum pension liability. The remaining $11.1 million is the cumulative undercollected pension costs to be recovered from Central Hudson customers. At December 31, 2003, the balances were $83.6 million and $40.6 million, respectively.

      Carrying Charges - Pension Reserve: Under the policy of the PSC regarding pension costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to the Retirement Plan. For further discussion regarding the Retirement Plan, see Note 9 - "Post-Employment Benefits."

      Income Taxes Recoverable/Refundable: The adoption of SFAS 109 in 1993 increased Central Hudson's net deferred taxes. As it is probable that the related balances will be either recoverable from or refundable to customers, Central Hudson established a net regulatory asset for the recoverable future taxes and a net regulatory liability for balances refundable to customers.

      Customer Benefit Fund: See discussion in this Note under the caption "Rate Proceedings - Electric and Natural Gas."

      Deferred Cost of Removal: The adoption of SFAS 143 resulted in classifying $88.2 million and $79.3 million of net cost of removal as a regulatory liability as of December 31, 2004 and 2003, respectively. The amounts represent the future cost of removing assets upon retirement that prior to 2003 were included in the amount reported as accumulated depreciation.

      Sale of Emission Allowances: After the sale of the Roseton Plant and Danskammer Plant in 2001, Central Hudson retained a number of sulphur dioxide (or "SO2") emission allowances. The emission allowances were sold in 2004 in response to favorable market conditions and the proceeds deferred for the benefit of customers in accordance with a PSC mandate issued in 1997.

      Deferred Nine Mile 2 Plant Costs: A PSC Order provided for the deferral of the difference between actual and authorized operating and maintenance expenses for the Nine Mile 2 Plant. Central Hudson's interest in the Nine Mile 2 Plant was sold in November 2001. The regulatory liability recorded represents the residual overcollection balance and related carrying charges due to customers.

Rate Proceedings - Electric and Natural Gas

      On August 1, 2000, Central Hudson filed an electric and natural gas case with the PSC. On August 21, 2001, after full evidentiary hearings, several public hearings, and numerous negotiation sessions, a joint proposal ("Joint Proposal") was filed by Central Hudson, the Staff of the PSC, and other parties to the case.

      On October 25, 2001, the PSC issued its Order Establishing Rates ("Rate Order") in the proceeding incorporating the provisions of the Joint Proposal. New rates became effective November 1, 2001. All accounting related to the rate proceeding and any offsetting balances, which would have resulted as if the new rates had been in effect on July 1, 2001, were reconciled.

      Significant terms and conditions of the Joint Proposal and the Rate Order are: (i) a three-year term, beginning July 1, 2001, with a Central Hudson option to extend the Rate Order for up to two additional years; (ii) a 1.2% reduction in electric delivery rates, which were then frozen at rates in effect on June 30, 2001, for the remainder of the term of the Rate Order and frozen natural gas delivery rates for the term of the Rate Order; (iii) continued purchase of electricity and natural gas by Central Hudson for its full service customers and recovery of these costs from customers through energy adjustment mechanisms;
(iv) increases in customer charges and reductions in volumetric delivery charges; (v) reformatting of customer bills to show the market price of electricity in order to encourage competition and enhance customer migration to third-party energy suppliers; (vi) refunds to electric customers of $25 million in aggregate for each of the first three years; (vii) a base return on equity ("ROE") of 10.3% on the equity portion of Central Hudson's rate base; (viii) a common equity ratio cap, for purposes of the PSC's ROE calculation, at 47% in the first year of the Rate Order, declining 1% per year in each of the following two years; (ix) retention by Central Hudson of earnings above the 10.3% base ROE up to 11.3%, with an equal sharing of earnings between customers and Central Hudson, between 11.3% and 14%, and crediting of earnings above 14% to a fund to benefit customers ("Customer Benefit Fund"); (x) establishment of customer service standards with associated penalties if standards are not met and enhanced low income and customer education programs; and (xi) making available excess proceeds from the sales of Central Hudson's interests in its major generating assets and net deferred regulatory accounts approximating $169 million (net of tax) for the Customer Benefit Fund and the use of a portion of such Fund as follows:

              1)    Customer refunds                  $45 million (net of tax)
              2)    Rate base reduction               $42.5 million (net of tax)
              3)    Enhanced electric
                    reliability program               $13 million (net of tax)
              4)    Offset of manufactured gas
                    plant site remediation costs      $12.6 million (net of tax)

      Also included in the Rate Order and the Nine Mile 2 Order were approval for Central Hudson to recognize $19.8 million of tax benefits related to the sales of its interests in its major generating assets, offset by $11.4 million of after-tax contributions by Central Hudson to the Customer Benefit Fund, or a net benefit to shareholders of $8.4 million, which amount was recorded in the fourth quarter of 2001. Central Hudson has additionally recognized net income for shareholders under a prior PSC regulatory settlement as follows: $2.9 million in 2002, $5.9 million in 2003, and $5.9 million in 2004. These tax benefits and prior settlement-related amounts are excluded from the earnings that are subject to the ROE-sharing formula described above.

      On October 3, 2002, the PSC issued two additional Orders in the electric rate proceeding. The first such Order authorized and directed Central Hudson to refund to its electric customers an additional $10 million in aggregate from the Customer Benefit Fund over the period from November 1, 2002, through June 30, 2004. The second such Order authorized the implementation of an $11 million economic development program to be funded from the Customer Benefit Fund over a period of five years.

      On June 14, 2004, the PSC issued an Order adopting the terms of the 2004 Joint Proposal submitted March 29, 2004, by Central Hudson, the Staff of the PSC, and certain energy service companies. The 2004 Joint Proposal was developed in response to PSC Orders concerning future uses of the Customer Benefit Fund, public policy programs, and other matters relating to the encouragement and expansion of retail access and customer choice programs. The significant terms of the 2004 Joint Proposal, which became effective July 1, 2004, include: (i) continuation of the rate levels, rate designs, and related accounting provisions (including deferrals) previously established by the PSC in July 2001; (ii) an additional $5 million refund from the Customer Benefit Fund for certain classes of electric customers; (iii) continued funding from the Customer Benefit Fund for other purposes such as economic development and retail access rate credits previously approved by the PSC; (iv) enhanced programs to promote retail competition and service quality; (v) recovery, subject to specified limitations, of deferred pension and other post-employment benefit costs from the Customer Benefit Fund; (vi) a lowering of the threshold for sharing of earnings with customers (from an 11.3% to a 10.5% ROE); and (vii) modified earnings sharing so that earnings above 10.5% ROE and up to 11.3% will be shared 70%/30% between Central Hudson and ratepayers; and earnings above 11.3% ROE and up to 14% shared 65%/35% between Central Hudson and ratepayers. Earnings above 14% ROE will be added to the Customer Benefit Fund.

      Expiring Amortization: Under a prior PSC regulatory settlement related to the sales of Central Hudson's interests in its major generating assets, a portion of the gain recognized on those sales was recorded as other income over a four-year period which commenced in 2001 and ended in 2004. Amounts recorded by year, net of tax, were as follows: 2001 - $3.2 million, 2002 - $2.9 million, 2003 - $5.9 million, and 2004 - $5.9 million. Energy Group is seeking to use its cash reserves and debt capacity to make investments with a view to produce new earnings intended to replace, in whole or in part, the income previously provided by the sales of Central Hudson's interests in its major generating assets. In this connection, Energy Group is actively seeking new energy-related investments that provide diversification and offer attractive returns with acceptable risks. Such opportunities may include, but are not limited to, currently operating assets that use proven technology and have a relatively stable customer base such as electric generating plants and natural gas pipelines, in either case with a significant portion of their output under long-term contract. Energy Group also may use its cash reserves to repurchase shares of its common stock. Such repurchases, depending on the number and average price of shares repurchases, could have the effect of offsetting a substantial portion of the earnings per share impact of the expiring amortization noted above.

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

      The NYISO is a not-for-profit New York corporation open to buyers, sellers, consumers, and transmission owners, and representatives of each group are represented on the NYISO's Management Committee. As part of the restructuring, the New York State Reliability Council ("Reliability Council") was also established. The Reliability Council is governed by a committee comprised of transmission owners and representatives of buyers, sellers, and consumer and environmental groups. The Reliability Council promotes and preserves the reliability of the bulk power system within New York State through its promulgation of reliability rules; the NYISO develops the procedures necessary to operate the system within those reliability rules. Central Hudson is a member of both the NYISO and the Reliability Council.

      In its Order No. 2000 ("Order 2000"), the FERC directed all utilities subject to its jurisdiction under the Federal Power Act that belong to an Independent System Operator ("ISO") to make a filing on or before January 15, 2001, addressing the extent to which such ISO conforms to the minimum characteristics and functions of a Regional Transmission Organization ("RTO") as described in Order 2000, a plan for such conformation, and any obstacles to full compliance with the FERC's RTO requirements. A compliance filing was made by the six jurisdictional New York State transmission owners (including Central Hudson). Upon review of this compliance filing, the FERC issued an order determining that the NYISO does not satisfy the RTO requirements set forth in Order 2000.

      On November 7, 2001, the FERC issued an "Order Providing Guidance on Continued Processing of RTO Filings" under which the FERC intends to complete the RTO effort using two parallel tracks to resolve business and process issues relating to (i) geographic scope and governance of qualifying RTOs across the United States and (ii) transmission tariff and market design rulemaking for public utilities, including RTOs, to accomplish the objectives of Order 2000.

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

      In order to address concerns raised by various parties, on April 28, 2003, the FERC issued a white paper entitled "Wholesale Power Market Platform" ("White Paper") identifying changes to its proposed market design rules. In addition, the White Paper announced a series of regional technical conferences to further discuss market design issues with the states and market participants. The technical conference for New York State was held on October 20, 2003.

      At this time, the FERC has not identified a date for issuance of a final rule on Standard Market Design ("SMD"). There are a number of proposals before Congress that seek to delay or prohibit the implementation of SMD.

      The NYISO has undertaken an initiative to develop a more comprehensive electric system planning process for New York State. The PSC and market participants, including Central Hudson, are participating in this effort. On August 20, 2004, the NYISO filed with the FERC proposed amendments to its Open Access Transmission Tariff to establish a comprehensive planning process for the reliability needs of New York State. On October 19, 2004, the FERC notified the NYISO that its filing was deficient and requested certain additional information in order to assist in making a decision on the proposed comprehensive planning process for reliability needs. The NYISO filed a response to the FERC deficiency letter on October 29, 2004. On December 18, 2004, the FERC issued an order accepting in part and rejecting in part the proposed tariff revisions. The NYISO must make a compliance filing on

February 28, 2005. As part of the comprehensive planning process, and as approved by FERC, the New York transmission owners have agreed to construct "backstop" projects for reliability needs if requested by the NYISO. Cost recovery for such projects, if any, would take place under the NYISO Open Access Transmission Tariff. An expansion of the planning process to additionally address economic needs is also under consideration by the NYISO and its stakeholders. At this time there is no consensus as to the need and, if so, the scope of such an additional process.

      On January 20, 2004, the FERC, the NYISO, and the New York Transmission Owners (including Central Hudson) made a joint filing in compliance with FERC Order Nos. 2003 and 2003-A (together "Order 2003") proposing variations from the pro forma Large Generator Interconnection Procedures and Large Generator Interconnection Agreement. The joint filing was accepted by the FERC on August 6, 2004, subject to certain modifications. A joint compliance filing was made on October 5, 2004. One element of compliance with Order 2003 that remains outstanding is a determination of how to integrate a deliverability component into interconnection service under the NYISO Open Access Transmission Tariff. This determination is currently under discussion in the NYISO committee process. At this time there is no consensus as to the need and, if so, the scope of such a deliverability component.

      The FERC issued a series of rules (Order 2004 issued November 25, 2003, Order 2004-A issued April 16, 2004, and Order 2004-B issued August 2, 2004) relating to standards of conduct for transmission providers. On February 9, 2004, Central Hudson submitted to the FERC a plan and schedule for implementing these standards of conduct. The FERC established a deadline for compliance of September 22, 2004, and Central Hudson completed its implementation of the requirements as of that date.

      No prediction can be made as to the final outcome of the FERC electric restructuring effort or the NYISO planning process initiative.

Other Regulatory Matters

      On January 5, 2005, the PSC issued an Order that requires each New York State utility, including Central Hudson, to institute a comprehensive stray voltage testing and inspection program for all of its electric facilities, with each such facility to be inspected at least every five years. The additional testing and inspection required by the Order would cause Central Hudson to incur incremental expenses. Central Hudson currently tests and inspects its facilities in accordance with good utility practice and the costs associated with such testing and inspection are reflected in Central Hudson's electric delivery rates. The Order may limit the ability of a utility (such as Central Hudson) to recover additional costs imposed by the Order through its electric delivery rates. Central Hudson is currently developing estimates of the incremental costs, and neither Energy Group nor Central Hudson can presently estimate the impact of the Order on their respective financial conditions, results of operations, or cash flows.

      On February 4, 2005, Central Hudson and several other New York State utilities filed a Petition for Rehearing and clarification with the PSC seeking to modify portions of the Order, including those that deal with the required testing schedule and the authority of the PSC to change existing rate plans. Central Hudson cannot predict what action the PSC will take with respect to this petition.

NOTE 3 - INCOME TAX

      Energy Group and its subsidiaries file a consolidated federal and New York State income tax return. The competitive business subsidiaries also file state income tax returns in those states in which they conduct business.

      In 2000, New York State law was changed such that Central Hudson and other New York State utilities became subject to an income-based state income tax. The tax law repealed the three-quarter percent, or 0.75%, tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced them with an income-based tax under Article 9-A of the New York State Tax Law. The Article 9-A state income tax obligation is recovered from Central Hudson customers as a revenue tax, and this treatment will continue until such time that the PSC includes this obligation in the base rates of Central Hudson in the same manner as Central Hudson's federal income tax obligation is already included.

      See Note 2 - "Regulatory Matters" under the caption "Summary of Regulatory Assets and Liabilities" for additional information regarding Energy Group's and its subsidiaries' income taxes.

Components of Income Tax

      The following is a summary of the components of state and federal income taxes for Energy Group as reported in its Consolidated Statement of Income:

                                                2004        2003         2002
                                              --------    --------     --------
                                                       (In Thousands)
Federal income tax .......................    $  1,788    $ (3,533)    $   (315)
State income tax ("SIT") .................       3,010        (129)      (3,097)
Federal income tax from
    discontinued operations ..............          --          --        2,939
State income tax from
    discontinued operations ..............          --          --          923
Deferred federal income tax ..............      24,228      30,628       22,474
Deferred state income tax ................       2,230       3,469        3,232
                                              --------    --------     --------

  Total income tax .......................    $ 31,256    $ 30,435     $ 26,156
                                              ========    ========     ========

Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Energy Group Consolidated Statement of Income:

                                              2004         2003         2002
                                            --------     --------     --------
                                                      (In Thousands)

Net income from continuing operations ...   $ 42,423     $ 43,985     $ 36,453
Federal income tax ......................      1,788       (3,533)        (315)
SIT .....................................      3,010         (129)      (3,097)
Deferred federal income tax .............     24,228       30,628       22,474
Deferred state income tax ...............      2,230        3,469        3,232
                                            --------     --------     --------
  Income before taxes ...................   $ 73,679     $ 74,420     $ 58,747
                                            ========     ========     ========

Computed federal tax @ 35%
 statutory rate .........................   $ 25,788     $ 26,047     $ 20,561
SIT net of federal tax benefit ..........      3,405        2,171           88
Depreciation flow through ...............      3,173        3,736        2,907
Other ...................................     (1,110)      (1,519)      (1,262)
                                            --------     --------     --------
  Total income tax ......................   $ 31,256     $ 30,435     $ 22,294
                                            ========     ========     ========

Effective tax rate - federal ............       35.3%        36.4%        37.7%
Effective tax rate - state ..............        7.1%         4.5%         0.2%
                                            --------     --------     --------
Effective tax rate - combined ...........       42.4%        40.9%        37.9%
                                            ========     ========     ========

      The following is a summary of the components of deferred taxes at December 31, 2004, and December 31, 2003, as reported in Energy Group's Consolidated Balance Sheet:

                                                             2004         2003
                                                           --------     --------
Accumulated Deferred Income                                    (In Thousands)
  Tax Assets:
    Customer benefit fund ............................     $     --     $ 43,332
    Future tax benefits on investment
      tax credit basis difference ....................        1,600        1,794
    Unbilled revenues ................................       11,981        8,541
    Carrying charge - customer benefit
      fund ...........................................       12,303       10,893
    OPEB expense .....................................        7,137        4,092
    Other ............................................       31,727       19,900
                                                           --------     --------
Accumulated Deferred Income
  Tax Assets .........................................     $ 64,748     $ 88,552
                                                           --------     --------
Accumulated Deferred Income
  Tax Liabilities:
    Tax depreciation .................................     $102,385     $ 92,241
    Accumulated deferred investment
      tax credit .....................................        2,971        3,332
    Future revenues - recovery of plant
      basis differences ..............................        5,730        5,703
Pension expense ......................................       32,432       39,062
  Other ..............................................       32,551       44,262
                                                           --------     --------
Accumulated Deferred Income
  Tax Liabilities ....................................     $176,069     $184,600
                                                           --------     --------
Net Accumulated Deferred Income
  Tax Liability ......................................     $111,321     $ 96,048
                                                           ========     ========

      The following is a summary of the components of state and federal income taxes for Central Hudson as reported in its Consolidated Statement of Income:

                                                2004        2003         2002
                                              --------    --------     --------
                                                        (In Thousands)
Federal income tax .......................    $  1,855    $ (6,538)    $ (2,970)
SIT ......................................       2,502        (650)      (1,046)
Deferred federal income tax ..............      22,179      30,700       22,474
Deferred state income tax ................       1,890       3,469        3,232
                                              --------    --------     --------
  Total income tax .......................    $ 28,426    $ 26,981     $ 21,690
                                              ========    ========     ========

Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson's Consolidated Statement of Income:

                                            2004          2003          2002
                                          --------      --------      --------
                                                     (In Thousands)

Net income from continuing operations     $ 38,648      $ 38,875      $ 32,524
Federal income tax ...................       1,855        (6,538)       (2,970)
SIT ..................................       2,502          (650)       (1,046)
Deferred federal income tax ..........      22,179        30,700        22,474
Deferred state income tax ............       1,890         3,469         3,232
                                          --------      --------      --------
  Income before taxes ................    $ 67,074      $ 65,856      $ 54,214
                                          ========      ========      ========

Computed federal tax @ 35%
 statutory rate ......................    $ 23,476      $ 23,050      $ 18,975
SIT net of federal tax benefit .......       2,855         1,832         1,421
Depreciation flow through ............       3,173         3,736         2,907
Other ................................      (1,078)       (1,637)       (1,613)
                                          --------      --------      --------
  Total income tax ...................    $ 28,426      $ 26,981      $ 21,690
                                          ========      ========      ========

Effective tax rate - federal .........        35.8%         36.7%         36.0%
Effective tax rate - state ...........         6.6%          4.3%          4.0%
                                          --------      --------      --------
Effective tax rate - combined ........        42.4%         41.0%         40.0%
                                          ========      ========      ========

      The following is a summary of the components of deferred taxes at December 31, 2004, and December 31, 2003, as reported in Central Hudson's Consolidated Balance Sheet:

                                                             2004         2003
                                                           --------     --------
Accumulated Deferred Income                                    (In Thousands)
  Tax Assets:
    Customer benefit fund ............................     $     --     $ 43,332
    Future tax benefits on investment
      tax credit basis difference ....................        1,600        1,794
    Unbilled revenues ................................       11,981        8,541
    Carrying charge - customer
      benefit fund ...................................       12,303       10,893
    OPEB Expense .....................................        7,137        4,092
    Other ............................................       29,411       19,900
                                                           --------     --------
Accumulated Deferred Income
  Tax Assets .........................................     $ 62,432     $ 88,552
                                                           --------     --------
Accumulated Deferred Income
  Tax Liabilities:
    Tax depreciation .................................     $ 99,479     $ 92,241
    Accumulated deferred investment
      tax credit .....................................        2,971        3,332
    Future revenues - recovery of plant
      basis differences ..............................        5,730        5,703
Pension expense ......................................       32,432       39,062
Other ................................................       28,824       42,334
                                                           --------     --------
Accumulated Deferred Income
  Tax Liabilities ....................................     $169,436     $182,672
                                                           --------     --------
Net Accumulated Deferred Income
  Tax Liability ......................................     $107,004     $ 94,120
                                                           ========     ========

NOTE 4 - ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

      In November 2004, CHEC acquired a 12% interest for $2.7 million of preferred units issued by Cornhusker Energy Lexington Holdings, LLC ("Cornhusker Holdings") and also agreed to acquire $8 million of subordinated notes issued by Cornhusker Holdings. Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC, a fuel ethanol production facility to be located in Nebraska that is expected to be completed in the fourth quarter of 2005. This investment will be accounted for under the equity method.

      In January 2003, Griffith acquired certain assets of two companies for $7.5 million. The amount charged to intangible assets (including goodwill) was $6.9 million, of which $3.7 million was allocated to goodwill.

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

      The CH Resources sale was accounted for in accordance with APB Opinion No. 30, entitled Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and EITF Abstract 85-36, entitled Discontinued Operations with Expected Gain and Interim Operating Losses. CH Resources' principal assets at the sale closing date were long-term leasehold interests in three electric generating facilities and ownership interests in various fuel, spare parts, and other inventories, consisting of aggregate fixed assets of $32.3 million, inventory of $3.2 million, and other assets of $7.1 million. The sale proceeds of $58.4 million resulted in a gain of $7 million (net of income taxes of $5.2 million). A net operating loss of $2.2 million (net of an income tax benefit of $1.4 million) was recorded in 2002. Therefore, the net income from discontinued operations in 2002 was $4.8 million, or $0.29 per share.

      In December 2001, CH Resources, in accordance with the accounting pronouncements noted above, deferred a net operating loss of $293,000 for offset against the expected gain on the date of disposal. This operating loss is included in the $2.2 million loss from discontinued operations recognized in 2002.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill, customer lists, and covenants not to compete associated with acquisitions are included in intangible assets. The balances reflected on Energy Group's Consolidated Balance Sheet at December 31, 2004, and 2003 for "Goodwill" and "Other intangible assets - net" relate to the competitive business subsidiaries, specifically the operations of CHEC's fuel oil distribution subsidiaries. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition. In July 2001, the FASB issued Statement No. 142, entitled Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized against earnings, but instead be periodically reviewed for impairment. Upon implementation of SFAS 142, and annually thereafter, the competitive business subsidiaries tested the intangible assets remaining on the balance sheet for impairment and confirmed that no impairment existed. Impairment testing compares fair value of the reporting units (Griffith and SCASCO) to the carrying amount. Fair value is estimated using a multiple of earnings measurement.

      In accordance with SFAS 142, intangible assets that have finite useful lives continue to be amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of currently experienced customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a 10-year amortization period were used, annual amortization expense would increase by approximately $1.3 million. The useful life of a covenant not to compete is based on the term of each covenant, generally between two to ten years.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

                           December 31, 2004             December 31, 2003
                           -----------------             -----------------
                      Gross Carrying  Accumulated   Gross Carrying  Accumulated
                           Amount     Amortization       Amount     Amortization
                      --------------  ------------  --------------  ------------

Customer Lists .....      $38,371        $10,170        $38,371        $ 7,609
Covenants Not To
Compete ............        1,439            860          1,439            683
                          -------        -------        -------        -------
Total Amortizable
Intangibles ........      $39,810        $11,030        $39,810        $ 8,292
                          =======        =======        =======        =======

      Amortization expense was $2.7 million for the year ended December 31, 2004, and $2.9 million for each of the years ended December 31, 2003, and 2002. The estimated amortization expense for each of the next five years, assuming no new acquisitions, will be approximately $2.7 million.

      Goodwill is not subject to amortization. The carrying amount for goodwill was $50.5 million, as of December 31, 2004, and 2003. During 2002, the competitive business subsidiaries recognized an impairment loss on goodwill of $92,000 associated with assets purchased from an energy services company specializing in energy efficiency projects; this loss is included in "Other expenses of operation - competitive business subsidiaries" on Energy Group's Consolidated Statement of Income. The impairment was caused by negative cash flows and the loss of key employees relating to the assets acquired. The competitive business subsidiaries retested the intangible balance at December 31, 2004, and found no further impairment.

NOTE 6 - SHORT-TERM BORROWING ARRANGEMENTS

      In November 2003, Energy Group entered into a $75 million revolving credit agreement with several commercial banks. The credit facility and available cash are currently earmarked for the acquisition of energy-related assets. Energy Group also has a $7.7 million letter of credit with a commercial bank. At December 31, 2004, there were no loans outstanding under either of these agreements.

      In June 2004, pursuant to PSC authorization, Central Hudson entered into a five-year $75 million revolving credit facility with several commercial banks through June 30, 2009 ("Borrowing Agreement"). Compensating balances are not required under the Borrowing Agreement. In addition, Central Hudson maintains a committed line of credit of $1 million with a regional bank. There were no outstanding loans under the Borrowing Agreement or the line of credit at December 31, 2004, or 2003. In order to diversify its sources and minimize its costs of short-term borrowing, Central Hudson has arranged uncommitted lines of credit with several commercial banks. At December 31, 2004, Central Hudson had $12 million in short-term debt outstanding and had cash and cash equivalents, including investments in short-term securities, of $8.2 million. The PSC limits the amount Central Hudson may have outstanding, at any time, under all of its short-term borrowing arrangements to $77 million in the aggregate.

      For years ended December 31, 2004, and 2003, Central Hudson had an average daily amount of short-term debt outstanding of $9.9 million and $7.2 million, respectively. The weighted-average interest rate for short-term borrowing was 1.73% for 2004 and 1.41% for 2003.

      The competitive business subsidiaries have a line of credit totaling $15 million. There were no borrowings against this line of credit at December 31, 2004.

      At December 31, 2004, Energy Group had no short-term debt outstanding other than the above-referenced $12 million in short-term debt of Central Hudson. Cash and cash equivalents for Energy Group, including investments in short-term securities, were $119.1 million at December 31, 2004.

NOTE 7 - CAPITALIZATION - COMMON AND PREFERRED STOCK

For a schedule of activity related to common stock, paid-in capital, and capital stock, see the Consolidated Statements of Shareholders' Equity for Energy Group and Central Hudson.

Cumulative Preferred Stock: Central Hudson, $100 par value; 1,200,000 shares authorized:

                                                          Shares Outstanding
                                           Redemption     ------------------
                                             Price           December 31,
                                Series      12/31/04      2004         2003
                                ------      --------      ----         ----
Not Subject to Mandatory
 Redemption:
                                4 1/2%      $107.00       70,300       70,300
                                 4.75%       106.75       20,000       20,000
                                 4.35%       102.00       60,000       60,000
                                 4.96%       101.00       60,000       60,000
                                                         -------      -------
                                                         210,300      210,300
                                                         -------      -------

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

      Repurchase Program: On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4 million shares, or approximately 25% of its outstanding common stock, over the five years beginning August 1, 2002. The Board of Directors had targeted 800,000 shares for repurchase in the first year of the Repurchase Program, but had authorized the repurchase of up to 1.2 million shares during that first year. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million. No shares were repurchased during the twelve months ended December 31, 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in regulated and competitive energy-related businesses. Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

NOTE 8 - CAPITALIZATION - LONG-TERM DEBT

      Details of Central Hudson's long-term debt are as follows:

          Series                  Maturity Date             December 31,
          ------                  -------------      -------------------------
                                                       2004             2003
                                                     ---------       ---------
                                                          (In Thousands)
Promissory Notes:
1992 Series A (7.85%)(b) (c)      July 2, 2004       $      --       $  15,000
2002 Series D (5.87%)(b)          Mar. 28, 2007         33,000          33,000
1999 Series C (6.00%)(b)          Jan. 15, 2009         20,000          20,000
2003 Series D (4.33%)(b)          Sep. 23, 2010         24,000          24,000
2002 Series D (6.64%)(b)          Mar. 28, 2012         36,000          36,000
2004 Series D (4.73%)(b)          Feb. 27, 2014          7,000              --
2004 Series E (4.80%)(b)          Nov. 5, 2014           7,000              --
2004 Series E (5.05%)(b)          Nov. 4, 2019          27,000              --
1999 Series A (5.45%)(a)          Aug. 1, 2027          33,400          33,400
1999 Series C (Var. rate)(a)      Aug. 1, 2028          41,150          41,150
1999 Series D (Var. rate)(a)      Aug. 1, 2028          41,000          41,000
1998 Series A (3.00%)(a)          Dec. 1, 2028          16,700          16,700
1999 Series B (Var. rate)(a)      July 1, 2034          33,700          33,700
                                                     ---------       ---------
                                                       319,950         293,950

Unamortized Discount on Debt                               (67)            (70)
                                                     ---------       ---------
                                                     $ 319,883       $ 293,880
Less: Current Portion                                       --         (15,000)
                                                     ---------       ---------
                                  Total              $ 319,883       $ 278,880
                                                     =========       =========

(a) Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.

(b)   Issued under Central Hudson's medium-term note program, described below.

(c)   Redeemed in July 2004 using available cash and short-term borrowings.

      In October 2001, the PSC approved the issuance by Central Hudson prior to June 30, 2004, of up to $100 million of unsecured medium-term notes. In March 2002, $33 million of five-year, Series D Notes were issued at 5.87% and $36 million of ten-year, Series D Notes were issued at 6.64%. In September 2003, $24 million of Series D Notes were issued at 4.33% under this program resulting in a total amount issued through that date of $93 million. In February 2004, $7 million of ten-year Series D Notes were issued at 4.73%, completing the $100 million total authorized by the PSC.

      In April 2004, the PSC approved the issuance by Central Hudson of up to $85 million of unsecured debt securities prior to December 31, 2006. In November 2004, $27 million of fifteen-year, Series E Notes were issued at 5.05% and $7 million of ten-year, Series E Notes were issued at 4.80%. As a result, the amount remaining under the current PSC authorization is $51 million.

      The competitive business subsidiaries had no third-party long-term debt outstanding as of December 31, 2004, or 2003. The only debt outstanding at CHEC is amounts borrowed from Energy Group.

Long-Term Debt Maturities

      See Note 13 - "Financial Instruments" for a schedule of long-term debt maturing or to be redeemed during the next five years and thereafter.

NYSERDA

      On December 1, 2003, Central Hudson completed the reoffering of its $16.7 million promissory notes issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority ("NYSERDA"). The new rate, which will be in place for five years, is 3%, down from the previous rate of 4.2%.

      Central Hudson's 1999 NYSERDA Bonds Series B, C, and D are unsecured, variable rate bonds and are insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. In its rate orders, the PSC has authorized deferred accounting for the interest costs of these bonds. This authorization provides for full recovery of the actual interest costs supporting utility operations. Interest costs supporting utility operations represent approximately 94% of the total costs. The deferred balances under this accounting were $4.8 million and $3.3 million at December 31, 2004, and 2003, respectively, and are included in Regulatory Liabilities in Energy Group's and Central Hudson's Consolidated Balance Sheets. The deferred balances at June 30, 2001, were eliminated in accordance with a Rate Order from the PSC. The ongoing deferred balances are to be addressed in future rate cases. To further mitigate the risk of rising interest rates, Central Hudson purchased derivative instruments known as interest rate caps to limit its exposure to a defined 4.5% interest rate ceiling for the period from April 1, 2004, to March 31, 2006.

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

Debt Covenants

      Energy Group's $75 million credit facility requires that Energy Group maintains certain financial ratios and contains other restrictive covenants. Currently, Energy Group is in compliance with all of its debt covenants.

      Central Hudson's $75 million credit facility requires that Central Hudson maintains certain financial ratios and contains other restrictive covenants. Currently, Central Hudson is in compliance with all of its debt covenants.

      The only debt outstanding at CHEC is amounts borrowed from Energy Group. As of December 31, 2004, there were no amounts outstanding on CHEC's line of credit with its commercial bank and it is in compliance with all of its debt covenants.

NOTE 9 - POST-EMPLOYMENT BENEFITS

Pension Benefits

      Central Hudson has a non-contributory Retirement Income Plan ("Retirement Plan") covering substantially all of its employees. The Retirement Plan is a defined benefit plan which provides pension benefits that are based on an employee's compensation and years of service. It has been Central Hudson's practice to provide periodic updates to the benefit formula stated in the Retirement Plan.

      Central Hudson contributed $10 million in 2003 and $32 million in 2002 to the Trust Fund for the Retirement Plan ("Trust Fund") to reduce the difference between the Accumulated Benefit Obligation ("ABO") for the Retirement Plan and the market value of related pension assets. No contributions were made in 2004. In accordance with SFAS 87, Central Hudson was required to show minimum pension liability balances at December 31, 2004, and 2003 of $18.5 million and $9.8 million, respectively, for the difference between the ABO and the market value of the pension assets. These balances include consideration for non-qualified executive plans. The following reflects the impact of the recording of SFAS 87 adjustments on the December 31, 2004, and 2003 balance sheets of Energy Group and Central Hudson.

                                                              December 31,
                                                             (In thousands)
                                                           2004          2003
                                                        ---------     ---------
Prefunded (accrued) pension costs prior to SFAS 87
  adjustment .......................................    $  81,362     $  98,307
Additional liability required ......................      (99,832)     (108,082)
                                                        ---------     ---------
Accrued pension liability per SFAS 87 ..............    $ (18,470)    $  (9,775)
                                                        =========     =========

Regulatory assets - pension plan ...................    $  77,541     $  83,635
Intangible asset - pension plan ....................       22,291        24,447
                                                        ---------     ---------
Total SFAS 87 offset to additional liability .......    $  99,832     $ 108,082
                                                        =========     =========

      The intangible asset recorded represents unrecognized prior service costs and the recording of the regulatory asset is consistent with the PSC's 1993 Statement of Policy regarding pensions and other post-retirement benefits. Under this policy, differences between pension expense and rate allowances covering these costs are deferred for future recovery or return to customers with carrying charges accrued on cash differences. Central Hudson's $10 million and $32 million contributions to the Retirement Plan in 2003 and 2002, respectively, are subject to such carrying charges.

      It should be noted that the valuation of the ABO was determined as of the measurement date of September 30, 2004, using a 5.75% discount rate (as determined with reference to interest rates then applicable to domestic long-term corporate bonds rated "Aa" by Moody's Investors Services, Inc.) and that a 0.25% change in the discount rate would affect the projection of ABO by approximately $9.5 million. The discount rate on the prior measurement date of September 30, 2003, was 6%.

      Declines in the market value of the Trust Fund's investment portfolio and a reduction in the discount rate used to determine the ABO have resulted in a significant increase in annual pension expense as compared to the level upon which current rates were set. This difference is deferred under the PSC's policy for recovery of pension expense and post-retirement benefits. In its 2004 Joint Proposal with the PSC, effective July 1, 2004, Central Hudson was authorized to offset deferred balances for pension expense and post-retirement benefits expense for the electric department only with the Customer Benefit Fund (see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas"). However, this deferral, which Central Hudson anticipates will continue in the future, could result in the accumulation of a significant regulatory asset which Central Hudson will seek to recover from customers as provided for under the PSC's policy. This balance was $11.1 million and $40.6 million at December 31, 2004, and 2003, respectively, and is included in Regulatory Assets - Pension Plan on the Consolidated Balance Sheets of Energy Group and Central Hudson.

      Central Hudson accounts for pension activity in accordance with PSC-prescribed provisions which, among other things, require ten-year amortization of actuarial gains and losses.

      In addition to the Retirement Plan, Central Hudson's and Energy Group's executives are covered under a non-qualified Directors and Executives Deferred Compensation Plan and a non-qualified Supplementary Retirement Plan. Central Hudson also sponsors a non-qualified Retirement Benefit Restoration Plan.

Estimates of Long-Run Rates of Return

      An equal weighted average of three methods was used to estimate the long-run expected returns of each equity asset class in the Trust Fund. The three methods were (i) the building block method, based on the Capital Asset Pricing Model, which states that the return of an asset class is a function of the risk-free rate and a risk-based return premium; (ii) the historical return method, which uses the historical average return for each market index as a proxy for future average returns; and (iii) the economic growth method, which is based on long-run averages of estimates for economic growth, dividend yield, and expected inflation.

      For the fixed income asset class, three methods were used: the historical return and building block methods, both described above, and the market observable rate of return, represented by the average yield to maturity of representative market indexes.

      For the real estate asset class, the historical return and building block method, described above, were used to estimate long-run expected returns.

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

      The Retirement Plan of Central Hudson seeks to earn a return commensurate with the risk of its underlying assets. The benchmark index is comprised of 33% Standard & Poor's 500 Stock Index, 12% Russell 2000 Stock Index, 15% Morgan Stanley Capital International Europe, Australasia, and Far East International Stock Index, 5% NCREIF Real Estate Composite Index, and 35% Merrill Lynch Domestic Master Bond Index. The Retirement Plan seeks to exceed the average annual return of this benchmark on a risk-adjusted basis over a three-to-five-year rolling time period and a full market cycle. It is understood that there can be no guarantees about the attainment of the Retirement Plan's return objectives.

      The asset allocation strategy employed in the Retirement Plan reflects Central Hudson's return objectives and risk tolerance. Asset allocation targets, expressed as a percentage of the market value of the Retirement Plan, are summarized in the table below:

--------------------------------------------------------------------------------
                                                            Target
Asset Class                                     Minimum     Average      Maximum
--------------------------------------------------------------------------------
Domestic Large/Medium Capitalization Stocks     28%         33%          38%
--------------------------------------------------------------------------------
Domestic Small/Medium Capitalization Stocks     9%          12%          15%
--------------------------------------------------------------------------------
International Equity                            10%         15%          20%
--------------------------------------------------------------------------------
Alternate Investment                            0%          5%           7%
--------------------------------------------------------------------------------
Fixed Income                                    30%         35%          40%
--------------------------------------------------------------------------------
Cash and Cash Equivalents                       0%          0%           10%
--------------------------------------------------------------------------------

      Due to the dynamic nature of market value fluctuations, Retirement Plan assets will require rebalancing from time to time to maintain the target asset allocation. The Retirement Plan recognizes the importance of maintaining a long-term strategic allocation and does not intend any tactical asset allocation or market timing asset allocation shifts.

      The Retirement Plan utilizes multiple managers and funds of complementary investment styles and asset classes to invest plan assets.

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

      Central Hudson is fully recovering its net periodic post-retirement costs in accordance with PSC guidelines. Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by an actuarial consultant under SFAS 106, entitled Employers Accounting for Post-retirement Benefits Other Than Pensions, is deferred as either a regulatory asset or liability, as appropriate.

      The effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was reflected in 2004 assuming Central Hudson will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and that Central Hudson will receive the federal subsidy.

      The benefit obligation as of December 31, 2003, decreased by $12 million due to the effect of the Act. The net periodic benefit cost for 2004 decreased by $2.2 million.

      Central Hudson, Griffith, and SCASCO each maintain a 401(k) retirement plan for their employees, one of which contains a discretionary profit-sharing benefit. Each plan provides for employee tax-deferred salary deductions for participating employees and their respective employer matches contributions made by participating employees. The matching benefit varies by employer and employee group. For Central Hudson, the cost of its matching contributions was $1.4 million for 2004, $1.2 million for 2003, and $1.1 million for 2002. For Griffith and SCASCO, the cost of their combined matching contributions was $643,000 in 2004, $670,000 in 2003, and $743,000 in 2002. Profit sharing contributions made by Griffith were $490,000, $499,000, and $463,000 for 2004, 2003, and 2002,
respectively.

      As of December 31, 2004, the only post-retirement benefit plans provided to employees of any of the competitive business subsidiaries were provided under the 401(k) retirement plans.

      Reconciliations of Central Hudson's pension and other post-retirement plans' benefit obligations, plan assets, and funded status, as well as the components of net periodic pension cost and the weighted average assumptions (excluding competitive business subsidiary employees not covered by these plans) are as follows:

-------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits               Other Benefits
-------------------------------------------------------------------------------------------------------------
                                                         2004           2003           2004           2003
-------------------------------------------------------------------------------------------------------------
                                                           (In Thousands)                (In Thousands)
-------------------------------------------------------------------------------------------------------------
          Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year     $ 362,443      $ 314,467      $ 155,938      $ 111,177
                                     Service cost         6,957          5,942          3,314          2,860
                                    Interest cost        21,511         20,961          9,009          8,643
                        Participant contributions            --             --            333            259
                                  Plan amendments            --          6,017         (1,515)            --
                                    Benefits paid       (20,940)       (18,342)        (6,276)        (5,099)
                                   Actuarial loss        16,882         33,398          8,116         38,098
-------------------------------------------------------------------------------------------------------------
      Projected Benefit Obligation at End of Year     $ 386,853      $ 362,443      $ 168,919      $ 155,938
-------------------------------------------------------------------------------------------------------------
                           Change in Plan Assets:
   Fair value of plan assets at beginning of year     $ 316,717      $ 287,354      $  70,323      $  58,833
                     Actual return on plan assets        36,132         39,433          5,680         10,950
                           Employer contributions           471         10,289          6,989          5,700
                        Participant contributions            --             --            333            259
                                    Benefits paid       (20,940)       (18,342)        (6,276)        (5,099)
                          Administrative expenses        (2,329)        (2,017)          (349)          (320)
-------------------------------------------------------------------------------------------------------------
         Fair Value of Plan Assets at end of Year     $ 330,051      $ 316,717      $  76,700      $  70,323
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                                Pension Benefits                 Other Benefits
--------------------------------------------------------------------------------------------------------------------
                     (In Thousands)                           2004            2003            2004            2003
--------------------------------------------------------------------------------------------------------------------
Reconciliation of Funded Status:
  Funded Status                                            $ (56,803)      $ (45,727)      $ (92,219)      $ (85,616)
  Unrecognized actuarial loss                                116,039         119,755          57,108          52,042
  Unrecognized transition obligation                              --              --          20,513          23,079
  Unamortized prior service cost                              22,126          24,279          (1,433)            (66)
--------------------------------------------------------------------------------------------------------------------
Accrued Benefit Cost                                       $  81,362       $  98,307       $ (16,031)      $ (10,561)
--------------------------------------------------------------------------------------------------------------------
Amounts Recognized on Consolidated Balance Sheet:
  Prepaid benefit cost                                     $      --       $      --       $   3,112       $   6,147
  Accrued benefit liability                                  (18,470)         (9,775)        (19,143)        (16,708)
  Intangible asset                                            22,291          24,447              --              --
  Regulatory asset                                            77,541          83,635              --              --
--------------------------------------------------------------------------------------------------------------------
Net Amount Recognized at End of Year                       $  81,362       $  98,307       $ (16,031)      $ (10,561)
Change in Regulatory Assets attributable to changes in
  additional minimum liability recognition                    (6,094)         83,635              --              --
--------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost:
  Service cost                                             $   6,957       $   5,942       $   3,314       $   2,860
  Interest cost                                               21,511          20,961           9,009           8,643
  Expected return on plan assets                             (22,041)        (21,410)         (5,183)         (4,596)
  Amortization of prior service cost                           2,153           1,706            (147)             (9)
  Amortization of transitional (asset) or obligation              --              --           2,566           2,566
  Recognized actuarial loss or (gain)                          8,836           8,780           2,934           2,693
--------------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                                  $  17,416       $  15,979       $  12,493       $  12,157
--------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions used to determine
benefit obligations at September 30:
  Discount rate                                                 5.75%           6.00%           5.75%           6.00%
  Rate of compensation increase                                 4.50%           4.50%           4.50%           4.50%
Weighted-average assumptions used to determine net
periodic benefit cost for years ended September 30:
  Discount rate                                                 6.00%           6.75%           6.00%           6.75%
  Expected long-term rate of return on plan assets              8.00%           8.50%           7.80%           8.25%
  Rate of compensation increase                                 4.50%           4.50%           4.50%           4.50%
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                Pension Benefits           Other Benefits
--------------------------------------------------------------------------------------------------------------
                     (In Thousands)                             2004         2003         2004         2003
--------------------------------------------------------------------------------------------------------------
Assumed health care cost trend rates at September 30:
  Health care cost trend rate assumed for next year                 --           --        11.00%       11.50%
  Rate to which the cost trend rate is assumed to decline
  (the ultimate trend rate)                                         --           --         5.00%        5.00%
  Year that the rate reaches the ultimate trend rate                --           --         2013         2013
--------------------------------------------------------------------------------------------------------------
Pension plans with accumulated benefit obligations in
excess of plan assets:
  Projected benefit obligation                                $386,853     $362,443     $     --     $     --
  Accumulated benefit obligation                               348,521      326,413           --           --
  Fair Value of plan assets                                    330,051      316,717           --           --
--------------------------------------------------------------------------------------------------------------

      The accumulated benefit obligation for defined benefit pension plans was $348.5 million and $326.4 million at December 31, 2004, and December 31, 2003, respectively.

      Central Hudson's pension and other post-retirement plans' weighted average asset allocations at December 31, 2004, and 2003 by asset category are as follows:

--------------------------------------------------------------------------------
                                      Pension Benefits         Other Benefits
--------------------------------------------------------------------------------
                                      2004        2003        2004        2003
--------------------------------------------------------------------------------
              Equity Securities       62.7%       61.6%       62.6%       62.0%
                Debt Securities       30.8%       30.5%       34.8%       35.1%
           Alternate Investment        5.0%        6.7%         --          --
                          Other        1.5%        1.2%        2.6%        2.9%
--------------------------------------------------------------------------------
                         Total:        100%        100%        100%        100%
--------------------------------------------------------------------------------

For the pension plan and other benefit plans (other than the 401(k) retirement plans), equity securities include no Energy Group common stock at December 31, 2004, and 2003, respectively. Effective January 20, 2004, an Energy Group common stock investment fund was added as an investment option under the 401(k) retirement plans.
--------------------------------------------------------------------------------

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

                                               One Percentage     One Percentage
                                               Point Increase     Point Decrease
                                               --------------     --------------

Effect on total of service
 and interest cost components
 for 2004                                       $  2,149,000       $ (1,695,000)

Effect on year-end 2004
 post-retirement benefit obligation             $ 24,718,000       $(19,948,000)

Estimated Future Benefit Payments: The following benefit payments which reflect expected future service as appropriate, are expected to be paid.

--------------------------------------------------------------------------------
            Year                    Pension Benefits              Other Benefits
            ----                    ----------------              --------------
                                         ($000)                       ($000)
--------------------------------------------------------------------------------
            2005                        $ 22,871                     $ 6,647
            2006                          23,531                       6,713
            2007                          25,332                       7,478
            2008                          28,097                       8,169
            2009                          30,475                       8,906
        2010 - 2014                      185,649                      54,429
--------------------------------------------------------------------------------

NOTE 10 - EQUITY-BASED COMPENSATION INCENTIVE PLANS

      Energy Group's Long-Term Performance-Based Incentive Plan ("Incentive Plan"), adopted in 2000 and amended in 2001 and 2003, reserves 500,000 shares of Energy Group's common stock for awards to be granted under the Incentive Plan. The Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, and performance units. No participant may be granted total awards in excess of 150,000 shares over the life of the Incentive Plan. Stock options granted to officers of Energy Group and its subsidiaries are exercisable over a period of ten years, with 40% of the options vesting after two years and 20% of the options vesting each year thereafter for the following three years; however, stock options granted to executives retiring prior to June 30, 2006, are immediately exercisable upon retirement. Additionally, stock options granted to non-employee Directors are immediately exercisable.

      The Incentive Plan was amended in the third quarter of 2003. The amendment allows executives to defer receipt of performance shares and performance units in accordance with the terms of Energy Group's Directors and Executives Deferred Compensation Plan. Also, an amendment to the Stock Plan for Outside Directors provides for shares of stock previously accrued for retired Directors to be paid in the form of cash and provides that active Directors could elect to transfer previously accrued shares payable to them to Energy Group's Directors and Executives Deferred Compensation Plan. In addition, the amendment freezes future participation and future accruals under the Plan.

      Effective January 1, 2000, stock options covering 30,300 shares were granted with an exercise price per share of $31.94. Further, effective January 1, 2001, stock options covering 59,900 shares were granted with an exercise price per share of $44.06. There were no options granted in 2002. Effective January 1, 2003, stock options covering a total of 36,900 shares were granted with an exercise price per share of $48.62. There were no stock options granted in 2004.

      The fair market value per option of Energy Group stock options granted in 2003 is $6.51. These fair market values were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         2003
                                                         ----

      Risk-free interest rate                            4.40%

      Expected life - in years                             10

      Expected stock volatility                         17.50%

      Dividend yield                                     4.40%

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group under the Incentive Plan as of December 31, 2004, and changes since inception are as follows:

                                                   Weighted
                                                    Average
                                    Stock          Exercise        Remaining
                                   Options           Price      Contractual Life
--------------------------------------------------------------------------------
Outstanding at 12/31/01             89,400         $  39.95        8.66 years
        Granted 1/1/02                  --               --        --
        Exercised                   (3,600)        $  31.94
        Forfeited                     (800)        $  44.06
--------------------------------------------------------------------------------
Outstanding at 12/31/02             85,000         $  40.25        7.70 years
        Granted 1/1/03              36,900         $  48.62        8 years
        Exercised                  (13,740)        $  31.94
        Forfeited                     (800)        $  44.06
--------------------------------------------------------------------------------
Outstanding at 12/31/03            107,360         $  44.16        7.567 years
        Granted 1/1/04                  --               --        --
        Exercised                  (15,960)        $  38.50
        Forfeited                       --               --
--------------------------------------------------------------------------------
Total Outstanding at 12/31/04       91,400         $  45.15        6.75 years
--------------------------------------------------------------------------------

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2004, by exercise price:

                                                     Weighted
                                      Number of       Average      Number of
     Exercise                          Options       Remaining      Options
       Price                         Outstanding   Life in Years  Exercisable
       -----                         -----------   -------------  -----------

      $31.94                             5,640          5.00         4,984
      $44.06                            48,860          6.00        44,924
      $48.62                            36,900          8.00        16,200
                                        ------        ------        ------

          Total                         91,400          6.75        66,108
                                        ------        ------        ------

      A total of 15,960 non-qualified stock options were exercised during the year ended December 31, 2004. These options had exercise prices of $31.94 and $44.06 and resulted in recognition of compensation expense that was not material.

      Effective January 1, 2003, Energy Group adopted the fair value method of recording equity-based compensation utilizing the "modified prospective" approach under the provisions of SFAS 123, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, all future employee stock option grants and other equity-based compensation will be expensed over their respective vesting periods based on their fair value at the date on which the equity-based compensation is granted. Compensation expense recorded for the year ended December 31, 2004, and pro forma expense for the years ended December 31, 2003, and 2002, resulting from the implementation of fair value accounting for stock options was not material. It should be noted that SFAS 123(R) (see Note 1 - "Summary of Significant Accounting Policies" under the caption "Equity-Based Compensation") will be effective for the first interim reporting period that begins after June 15, 2005. It is not expected that the adoption of SFAS 123(R) will significantly impact the financial condition, results of operations, or cash flow of Energy Group or its subsidiaries.

      On January 1, 2003, the number of performance shares granted was 14,800, in aggregate, to executives covered under the Incentive Plan. On January 1, 2004, the number of performance shares granted was 29,300, in aggregate, to executives covered under the Incentive Plan. Due to the retirement of the former Chairman in mid-2004, pro-rated shares of 2003 and 2004 grants were awarded to him in 2004. As of December 31, 2004, the number of these performance shares that remain outstanding were 9,700 for 2003 grants and 19,800 for 2004 grants. The ultimate number of shares awarded is based on the performance of Energy Group's common stock over the three years following the date of the relevant grant, but shall not exceed 150% of the number of shares granted. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to this award. Compensation expense recorded related to performance shares was $250,000, $332,000, and $458,000 for 2004, 2003, and 2002, respectively. Energy Group anticipates less use of stock options and more use of performance shares in connection with future executive compensation.

      For additional discussion regarding the dilutive and pro forma effects of equity-based compensation, see Note 1 - "Summary of Significant Accounting Policies" under the captions "Earnings Per Share" and "Equity-Based Compensation."

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

      Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of unregulated cogeneration facilities which meet certain criteria for Qualifying Facilities ("QFs"), as the term is defined in the applicable legislation. Purchases are made under long-term contracts which require payment at rates often higher than those prevailing in the wholesale market. These costs are currently fully recoverable through Central Hudson's energy adjustment mechanism, which provides for recovery from customers of certain costs of fuels used to generate electricity. Central Hudson had contracts with QFs in 2004 which represented approximately 1.9% of Central Hudson's energy purchases. These contracts are considered normal purchases under the provisions of SFAS 133 and, accordingly, are not recorded at their fair value.

      Central Hudson has entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 8% of the output of the Nine Mile 2 Plant, at negotiated defined prices, from the Nine Mile 2 Plant during the ten-year period beginning on the sale of Central Hudson's interest in the Nine Mile 2 Plant on November 7, 2001, and ending November 30, 2011. The agreement is "unit contingent" in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005, to and including December 31, 2007.

Operating Leases

      Energy Group and its subsidiaries have entered into agreements with various companies which provide products and services to be used in their normal operations. These agreements include operating leases for the use of data processing and office equipment, vehicles, office space, and bulk petroleum storage locations. The provisions of these leases generally provide for renewal options and some contain escalation clauses.

      Operating lease rental payment amounts charged to expense by Energy Group and its subsidiaries were $2.8 million in 2004, $2.9 million in 2003, and $2.8 million in 2002. Included in these amounts are payments for contingent rentals, which amounted to $556,000 in 2004, $538,000 in 2003, and $523,000 in 2002.
Contingent rentals are those operating lease agreements that contain provisions for a change in lease payments subsequent to the inception of the lease.

      Future minimum lease payments excluding executory costs, such as property taxes and insurance, are included in the following table of Other Commitments. All leases are non-cancelable, recognizing payments on a straight-line basis over the minimum lease term. Contingent rental payments are adjusted incrementally based on the Consumer Price Index, as specified in the terms of each lease agreement and are considered when calculating the future minimum payments.

Other Commitments

      The following is a summary of commitments for Energy Group and its affiliates as of December 31, 2004:

----------------------------------------------------------------------------------------------------------------------
                                                             Projected Payments Due By Period (In Thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                Year        Year        Year        Year
                                                  Less than    Ending      Ending      Ending      Ending
                                                   1 year       2006        2007        2008        2009        Total
----------------------------------------------------------------------------------------------------------------------
Operating Leases                                     2,900       2,542       1,811       1,555       1,360      10,168
----------------------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(1)        22,785       6,864       3,880       2,377       1,813      37,719
----------------------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(2)                     81,162      71,523      71,102      37,703      37,532     299,022
----------------------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(2)                  72,351      56,166      20,848       9,481       8,976     167,822
----------------------------------------------------------------------------------------------------------------------
Purchased Fixed Liquid Petroleum Contracts          11,493         148          --          --          --      11,641
----------------------------------------------------------------------------------------------------------------------
Purchased Variable Liquid Petroleum Contracts(3)    47,328          --          --          --          --      47,328
----------------------------------------------------------------------------------------------------------------------
Total                                             $238,019    $137,243    $ 97,641    $ 51,116    $ 49,681    $573,700
----------------------------------------------------------------------------------------------------------------------

(1) Including Specific, Term, and Service Contracts, briefly defined as follows: "Specific Contracts" consist of work orders for construction; "Term Contracts" consist of maintenance contracts; and "Service Contracts" include consulting, educational, and professional service contracts.

(2) Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(3)   Estimated based on pricing at January 7, 2005.

The following is a summary of the commitments for Central Hudson as of December 31, 2004:

----------------------------------------------------------------------------------------------------------------------
                                                             Projected Payments Due By Period (In Thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                Year        Year        Year        Year
                                                  Less than    Ending      Ending      Ending      Ending
                                                   1 year       2006        2007        2008        2009        Total
----------------------------------------------------------------------------------------------------------------------
Operating Leases                                     2,211       2,096       1,597       1,439       1,335       8,678
----------------------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(1)        22,785       6,864       3,880       2,377       1,813      37,719
----------------------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(2)                     81,162      71,523      71,102      37,703      37,532     299,022
----------------------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(2)                  72,351      56,166      20,848       9,481       8,976     167,822
----------------------------------------------------------------------------------------------------------------------
Total                                             $178,509    $136,649    $ 97,427    $ 51,000    $ 49,656    $513,241
----------------------------------------------------------------------------------------------------------------------

(1)   Including Specific, Term, and Service Contracts.

(2) Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

CONTINGENCIES

City of Poughkeepsie

      On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York, resulting in several deaths and damage to nearby residences. Eight separate lawsuits arising out of this incident have been commenced in New York State Supreme Court, County of Dutchess, by approximately 24 plaintiffs against Central Hudson and other defendants, each lawsuit alleging that Central Hudson supplied the Taylor Avenue residence with natural gas service for cooking purposes at the time of the fire. The basis for Central Hudson's alleged liability in these actions is that it was negligent in the supply of such natural gas. The suits seek an aggregate of $528 million in compensatory damages for alleged property damage, personal injuries, wrongful death, and loss of consortium or services. Central Hudson has notified its insurance carrier, has denied liability, and is defending the lawsuits. Central Hudson presently has insufficient information with which to predict the outcome of these lawsuits.

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

Central Hudson:

      Water

      In February 2001, Central Hudson received a letter from the New York State Department of Environmental Conservation ("DEC") indicating that it must terminate the discharge from an internal sump at its Neversink Hydroelectric Facility into a regulated stream or obtain a State Pollutant Discharge Elimination System permit for such discharge. Central Hudson filed for a draft permit in May 2001; the DEC subsequently issued a draft permit on January 15, 2003. Central Hudson has submitted comments on that draft permit to the DEC, and the DEC continues to review those comments.

      Air

      In October 1999, Central Hudson was informed by the New York State Attorney General ("Attorney General") that the Danskammer Plant was included in an investigation by the Attorney General's Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules. Specifically, the Attorney General alleged that Central Hudson "may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits." As part of this investigation, Central Hudson has received several requests for information from the Attorney General, the DEC, and the United States Environmental Protection Agency ("EPA") seeking information about the operation and maintenance of the Danskammer Plant during the period from 1980 to 2000, including specific information regarding approximately 45 projects conducted during that period. In March 2000, the EPA assumed responsibility for the investigation. Central Hudson has completed its production of documents in connection with the information requests, and believes any permits required for these projects were obtained in a timely manner. Notwithstanding Central Hudson's sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability depending on the type of remedy, if any, imposed in connection with this matter.

      Former Manufactured Gas Plant Facilities

      In 1986, the DEC added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six sites at which manufactured gas plants ("MGP") owned or operated by Central Hudson or its predecessors were once located. Two additional former MGP sites were identified by Central Hudson but not placed on the Registry by the DEC. Three of the eight sites identified are in Poughkeepsie, New York (at Laurel Street, North Water Street, and North Perry Street); the remaining five sites are in Newburgh, Beacon, Saugerties, Kingston, and Catskill, New York. Central Hudson studied all eight sites to determine whether or not they contain any hazardous wastes which could pose a threat to the environment or public health and, if wastes were located at the sites, to determine whether or not remedial actions should be considered. The DEC subsequently removed the six sites it had previously placed on the Registry, subject to future revisions of its testing methods. As discussed below, the Laurel Street, North Water Street, Newburgh, and Beacon sites have been the subject of further agreements with the DEC.

      Central Hudson has also become aware of information contained in a DEC Internet website indicating that, in addition to the eight sites referenced above, Central Hudson is attributed with responsibility for three additional MGP sites in New York State. The Internet website states that the additional sites are located on Broadway in Kingston, at Vassar College in Poughkeepsie, and on Water Street in Newburgh. No former MGP is believed to have been present at the Broadway, Kingston location. Rather, the location is likely to have been used for an office associated with the MGP site at East Strand Street, Kingston. Central Hudson does not believe that it ever owned or operated the site at Vassar College. The site identified as the Water Street, Newburgh site is, to Central Hudson's knowledge, an MGP site that ceased operations in the 1880's. The land upon which the plant was located was sold in 1891. The stock of the MGP site's former operator, Consumers Gas Company of Newburgh, New York, was acquired in 1900-01 by Newburgh Light, Heat and Power Company, which was later consolidated with several other companies to form Central Hudson.

      City of Newburgh: In October 1995, Central Hudson and the DEC entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for Central Hudson's former MGP site in Newburgh, New York, the City of Newburgh's adjacent and nearby property, and the adjoining areas of the Hudson River. The City of Newburgh subsequently filed a lawsuit against Central Hudson in the United States District Court for the Southern District of New York alleging violation by Central Hudson of, among others, federal environmental laws and seeking damages of at least $70 million.

      After a 1998 jury award of $16 million in that lawsuit, reflecting the estimated cost of environmental remediation and damages, Central Hudson and the City of Newburgh entered into a court-approved Settlement Agreement in 1999 under which, among other things, (i) Central Hudson agreed to remediate the City of Newburgh's property at Central Hudson's cost pursuant to the DEC's October 1995 Order on Consent and (ii) if the total cost of the remediation were less than $16 million, Central Hudson would pay the City of Newburgh an additional amount up to $500,000 depending on the extent to which the cost of remediation was less than $16 million.

      Further studies by Central Hudson of the City of Newburgh's property were provided to the DEC, which determined that the contaminants found may pose a significant threat to human health or the environment. As a result, Central Hudson developed a draft Feasibility Study Report ("Feasibility Report") which was filed with the DEC and provided to the City of Newburgh in December 1999. After review of the Feasibility Report by the DEC and the New York State Department of Health ("DOH") and additional sampling by Central Hudson, Central Hudson submitted revised risk assessments in June 2001, which also encompassed additional cleanup of Hudson River sediments and property owned by the City of Newburgh.

      The DEC and the DOH approved the revised risk assessments. The Feasibility Report was revised based on the revised assessments and filed with the DEC on October 29, 2003.

      After accepting the Feasibility Report, the DEC will issue a Proposed Remedial Action Plan ("PRAP") for public review and comment. After the public review, the DEC will issue a Record of Decision ("ROD") that will specify a remediation plan for Central Hudson's implementation. It is presently anticipated that the DEC will approve or modify the Feasibility Report and issue a PRAP in the first quarter of 2005. It is also anticipated that a ROD will be issued by the DEC in the second quarter of 2005.

      As of December 31, 2004, approximately $12.1 million has been spent on the City of Newburgh matter, including the defense of the litigation described above. It is not possible to predict the extent of additional remediation costs that will be incurred in connection with this matter, but Central Hudson believes that such costs could be in excess of $17 million. As of December 31, 2004, a $17 million estimate regarding this matter has been recorded as a liability, and the expenses have been deferred, subject to the provisions of a PSC Order issued on June 3, 1997, that granted permission for the deferral of these costs subject to an annual PSC review of the specific costs being deferred. The authority to defer these costs does not assure future rate recovery by the PSC.

      Neither Energy Group nor Central Hudson can make any prediction as to the full financial effect of this matter on either Energy Group or Central Hudson, including the extent, if any, of insurance reimbursement and including implementation of environmental cleanup under the Order on Consent. However, Central Hudson has put its insurers on notice of this matter and intends to seek reimbursement from its insurers for the cost of any liability. Two of the insurers have denied coverage.

      Other MGP Sites: In February 1999, the DEC informed Central Hudson of its intention to perform site assessments at three of the other previously identified MGP sites: namely, the Poughkeepsie Laurel Street and North Water Street sites and the Beacon site. Central Hudson conducted these site assessments under Voluntary Cleanup Agreements negotiated in 2000 with the DEC to determine if there are any significant quantities of residues from the MGP operations on the sites and whether any such residues would require remediation.

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

      In March 2002, the DEC informed Central Hudson that both it and the DOH had approved Central Hudson's Supplemental Preliminary Site Assessment for the North Water Street site, which had concluded that the contamination at the site "does not appear to pose a significant threat to public health and the environment." At that time, the DEC and Central Hudson agreed that further investigation at the site would be given a lower priority than work at the other Central Hudson MGP sites. In August 2002, however, an oily sheen on the Hudson River adjacent to this site was reported to the DEC. As a result, the DEC has reversed its priority determination with respect to the North Water Street site, and has now given it a high priority for action. Central Hudson has provided the DEC with a report of an investigation of subsurface conditions near the Hudson River and is presently analyzing the results of additional investigations that were requested by the DEC. In March 2004, Central Hudson requested that the Voluntary Cleanup Agreement covering the North Water Street site be converted into a Brownfield Cleanup Agreement under New York's new Brownfield Cleanup Program. In June

2004, DEC requested, and Central Hudson provided, additional information regarding the requested conversion to a Brownfield Cleanup Agreement. It is anticipated that a Brownfield Cleanup Agreement will be executed with DEC in the first quarter of 2005. If a Brownfield Cleanup Agreement is executed it is unlikely to significantly change the amount or cost of any potential remediation of the North Water Street site, but will permit the recovery by Central Hudson of some of the remediation costs through tax credits. In 2004, Central Hudson received approval from the DEC for and conducted additional investigation work at the North Water Street site, which included field work on the site and in the adjacent Hudson River. A report detailing the work and data gathered will be filed with the DEC early in 2005. Neither Energy Group nor Central Hudson can predict the outcome of the investigative work at this time.

      The DEC has requested additional investigation activities at the Laurel Street site, which has delayed approval of Central Hudson's proposed remediation plan. Central Hudson is currently discussing this request with the DEC and does not expect DEC approval of a remediation plan earlier than the end of 2005. Central Hudson's current estimate for remediation at Laurel Street is $2.5 million. Additional work at the Kingston and Saugerties sites has been deferred pending completion of work at the other sites.

      The $2.5 million estimate for the Laurel Street site remediation was recorded as a liability in June 2002, and the expense will be deferred, subject to the provisions of a PSC order issued on October 25, 2002, that granted permission for the deferral of these and other costs relating to the MGP sites. Recovery of the deferred costs, net of any insurance recoveries, will be subject to the following three conditions at the time the expenditures are made on an annual basis: 1) the expenditures are incremental to current rates, 2) the expenditures are material, and 3) Central Hudson is not earning above its allowed ROE. Central Hudson cannot predict whether it will meet these three conditions.

      The DEC has also requested that Central Hudson enter into a Brownfield Cleanup Agreement covering the Kingston site and that there be discussions with them about the Saugerties site. In addition, a recent policy announced by the DEC could require the reopening of one or more of Central Hudson's closed sites should the DEC determine that testing of indoor air quality within structures located near or on the site(s) is warranted. At this time, the DEC has not indicated that it intends to reopen any Central Hudson site. Remedial actions ultimately required at any of the Central Hudson sites could cause a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through insurance and rates. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.

      Orange County Landfill

      In June 2000, the DEC sent a letter to Central Hudson requesting that it provide information about disposal of wastes at the Orange County Landfill ("Orange County Site") located in the Township of Goshen, New York. The Orange County Site is listed on the Registry.

      The DEC stated that its records indicate that Central Hudson, or a predecessor entity, disposed or may have disposed of wastes at the Orange County Site or that Central Hudson transported wastes to the Orange County Site for disposal. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts for which it may become liable.

      Documents submitted by Central Hudson in response to the request of the DEC indicate that at least three shipments of wastes may have been disposed of by Central Hudson at the Orange County Site: one of construction waste, one of office and commercial waste, and one of asbestos waste. Central Hudson entered into a Tolling Agreement (i.e., an agreement extending the applicable statute of limitations) dated September 7, 2001, with the DEC and other state agencies whereby Central Hudson agreed to toll the applicable statute of limitations by the state agencies against Central Hudson for certain alleged causes of action until February 28, 2002. The tolling agreement has been renewed through April 30, 2005.

      Neither Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

      Newburgh Consolidated Iron Works

      By letter from the EPA, dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act regarding any shipments of scrap or waste materials that Central Hudson may have made to the Consolidated Iron and Metal Co., Inc. ("Consolidated Iron"), a Superfund site located in Newburgh, New York. Sampling by the EPA has indicated that lead and polychlorinated biphenyls (or "PCBs") are present at the site, and the EPA expects to commence a remedial investigation and feasibility study at the site in the future. Central Hudson responded to the EPA's information request on January 30, 2002. In its response, Central Hudson stated that it had entered into a contract with Consolidated Iron under which Central Hudson sold scrap to Consolidated Iron. The term of the contract was from 1988 to 1989. Records of eight and a possible ninth shipment of scrap to Consolidated Iron have been identified. No records were found which indicate that the material sold to Consolidated Iron contained or was a hazardous substance. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.

      Neither Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

      Asbestos Litigation

      Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 3,216 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at the Roseton Plant and the Danskammer Plant.

      As of January 20, 2005, of the 3,216 cases brought against Central Hudson, 1,525 remain pending. Of the 1,691 cases no longer pending against Central Hudson, 1,550 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 141 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of Energy Group's or Central Hudson's financial positions or results of operations.

CHEC:

      Griffith has received a demand addressed to Griffith Consumers Division ("Consumers"), the entity from which Griffith had purchased the assets of its business, from the CITGO Petroleum Corporation ("CITGO") for defense and indemnification of CITGO in a lawsuit commenced on or about March 13, 2001, by James and Casey Threatte against CITGO and Gordon E. Wenner in the Circuit Court for Loudon County, Virginia. The lawsuit seeks compensatory damages of $1.4 million plus attorneys' fees, jointly and severally from CITGO and defendant Wenner, for the alleged contamination of the plaintiffs' property in Lovettsville, Virginia, by gasoline containing methyl tertiary butyl ether (or "MTBE") emanating from the neighboring Lovettsville Garage. CITGO maintains that Consumers owes it a defense and indemnification pursuant to a February 1, 1999, Distribution Franchise Agreement pursuant to which CITGO sold gasoline to Consumers, which then resold the gasoline to the Lovettsville Garage. Griffith does not believe it or Consumers is responsible to CITGO in this matter, in part because the supply agreement with the Lovettsville Garage was transferred to another distributor on August 1, 2001, and the transferee agreed to assume any liabilities existing as of that date. Moreover, even if Griffith were determined to be responsible to CITGO, Energy Group believes that CITGO itself is not a proper party to the lawsuit and, therefore, Griffith would be liable only for the reimbursement of defense costs.

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

      Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant, located in West Virginia. During 2004, less than $1,000 was spent on site remediation efforts and it is anticipated that less than $50,000 will be expended in 2005. The State of West Virginia has indicated no further remediation of the site will be required. In addition, Griffith spent $19,000 on remediation efforts in Maryland.

      During 2004, SCASCO spent approximately $186,000 on site remediation efforts in Connecticut in addition to $163,000 in 2003. SCASCO is to be reimbursed $319,000 from the State of Connecticut under an environmental agreement and has recorded this anticipated reimbursement as a receivable.

Neversink Hydro Station

      Central Hudson's ownership in the Neversink Hydro Station ("Neversink") is governed by an agreement between Central Hudson and the New York City Board of Water Supply ("NYCBWS"). This agreement provides for the transfer of Central Hudson's ownership interest in Neversink, which has a book value of zero, to the Board of Water Supply on December 31, 2003. An interim agreement between Central Hudson and the NYCBWS was entered into on March 3, 2004, that provided for the continued ownership and operation of the plant by Central Hudson until December 31, 2004. The parties have entered into a second interim agreement that became effective at the expiration of the first agreement and provides for the continued ownership and operation of the plant by Central Hudson until the earlier of conveyance to the NYCBWS, or August 31, 2005. As of the date of this 10-K Annual Report, Central Hudson and the NYCBWS are continuing their negotiations as to the transfer of Central Hudson's ownership interest in the Neversink plant to the NYCBWS. There can be no assurance that an agreement on such transfer will be reached.

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

Other CHEC Matter

      The State of Maryland issued a Notice of Assessment for Motor Fuel Tax on September 28, 2004, to Griffith. The assessment is for $2.5 million for the period from 2001 to 2003. Griffith has reviewed the assessment and believes the liability to be approximately $500,000. Griffith has reserved $500,000 for this assessment as of December 31, 2004.

NOTE 12 - SEGMENTS AND RELATED INFORMATION

      Energy Group's reportable operating segments are the regulated electric and natural gas operations of Central Hudson and the unregulated fuel oil distribution activities of CHEC. "Unregulated - Other" is currently comprised of the investment and business development activities of Energy Group and the energy efficiency and investment activities of CHEC. The fuel oil distribution segments currently operate in the Northeast and Mid-Atlantic regions of the United States.

      Beginning with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Energy Group refined its basis of segmentation to separate the Unregulated Segment into "Fuel Oil Distribution" and "Other." Management regularly reviews the operating results of the fuel oil distribution companies as a standalone component of the total unregulated operations and assesses their performance as a basis for allocating resources.

      Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, property common to both electric and natural gas segments, and the depreciation of the common property have been allocated to those segments in accordance with practice established for regulatory purposes.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2004

----------------------------------------------------------------------------------------------------------------------
                                                                      Unregulated
                                                             ----------------------------
(In Thousands except Earnings                     Natural      Fuel Oil
         per Share)                Electric         Gas      Distribution      Other        Eliminations        Total
----------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                       $  430,575    $  125,230    $  234,704    $    1,003       $       --     $  791,512
Intersegment revenues                     11           259            --            --             (270)            --
----------------------------------------------------------------------------------------------------------------------

    Total revenues                   430,586       125,489       234,704         1,003             (270)       791,512
----------------------------------------------------------------------------------------------------------------------

Depreciation and amortization         22,083         6,325         6,232            --               --         34,640
Interest expense                      14,668         3,403         2,181           218           (2,303)        18,167
Interest and investment income         7,100         1,578            19         3,526           (2,303)         9,920
Income tax expense                    21,389         7,037         1,952           878               --         31,256
Earnings per share - diluted            1.85           .54           .19           .11(1)            --           2.69
Segment assets                       767,842       260,797       141,613       116,752               --      1,287,004
Goodwill                                  --            --        50,462            --               --         50,462
Capital expenditures                  44,280        13,242         5,213            --               --         62,735
----------------------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business units was $0.03 per share, with the balance of $0.08 per share resulting primarily from investment activity.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2003

----------------------------------------------------------------------------------------------------------------------
                                                                      Unregulated
                                                             ----------------------------
(In Thousands except Earnings                     Natural      Fuel Oil
         per Share)                Electric         Gas      Distribution      Other        Eliminations        Total
----------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                       $  457,395    $  123,306    $  224,808    $    1,175       $       --     $  806,684
Intersegment revenues                      9           346            --            --             (355)            --
----------------------------------------------------------------------------------------------------------------------

    Total revenues                   457,404       123,652       224,808         1,175             (355)       806,684
----------------------------------------------------------------------------------------------------------------------

Depreciation and amortization         21,280         5,995         6,297            39               --         33,611
Interest expense                      18,974         3,282         2,202           260           (2,462)        22,256
Interest and investment income         8,547         1,427            16         4,697           (2,462)        12,225
Income tax expense                    19,418         7,563         1,887         1,567               --         30,435
Earnings per share - diluted            1.76           .60           .19           .22(1)            --           2.77
Segment assets                       811,950       240,345       139,925       117,856               --      1,310,076
Goodwill                                  --            --        50,462            --               --         50,462
Capital expenditures                  42,954        10,407         6,320            --               --         59,681
----------------------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business units was $0.01 per share, with the balance of $0.21 per share resulting primarily from investment activity.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2002

----------------------------------------------------------------------------------------------------------------------
                                                                      Unregulated
                                                             ----------------------------
(In Thousands except Earnings                     Natural      Fuel Oil
         per Share)                Electric         Gas      Distribution      Other        Eliminations        Total
----------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                       $  427,978    $  105,343    $  158,229    $    4,291       $       --     $  695,841
Intersegment revenues                     47           490            --            --             (537)            --
----------------------------------------------------------------------------------------------------------------------

    Total revenues                   428,025       105,833    $  158,229         4,291             (537)       695,841
----------------------------------------------------------------------------------------------------------------------

Depreciation and
  amortization                        19,652         5,698         5,804            76               --         31,230
Interest expense                      21,634         3,342         1,231           213           (1,557)        24,863
Interest and investment
  Income                               7,963         1,139            31         6,204           (1,557)        13,780
Income tax expense                    16,252         5,438           449         4,017               --         26,156
Earnings per share-diluted              1.36           .48           .05           .62(1)            --           2.51
Segment assets                       802,038       216,728       131,579       132,562               --      1,282,907
Goodwill                                  --            --        46,684            --               --         46,684
Capital expenditures                  51,989        13,841         6,361            96               --         72,287
----------------------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business units was $0.22 per share, with the balance of $0.40 per share resulting primarily from investment activity.

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2004

---------------------------------------------------------------------------------------
                                                 Natural
       (In Thousands)             Electric         Gas       Eliminations        Total
---------------------------------------------------------------------------------------
Revenues from external
  customers                      $  430,575    $  125,230     $       --     $  555,805
Intersegment revenues                    11           259           (270)            --
---------------------------------------------------------------------------------------

    Total revenues                  430,586       125,489           (270)       555,805
---------------------------------------------------------------------------------------

Depreciation and amortization        22,083         6,325             --         28,408
Interest expense                     14,668         3,403             --         18,071
Interest income                       7,100         1,578             --          8,678
Income tax expense                   21,389         7,037             --         28,426
Income available for common
  stock                              29,158         8,520             --         37,678
Segment assets                      767,842       260,797             --      1,028,639
Capital expenditures                 44,280        13,242             --         57,522
---------------------------------------------------------------------------------------

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2003

---------------------------------------------------------------------------------------
                                                 Natural
       (In Thousands)             Electric         Gas       Eliminations        Total
---------------------------------------------------------------------------------------
Revenues from external
  customers                      $  457,395    $  123,306     $       --     $  580,701
Intersegment revenues                     9           346           (355)            --
---------------------------------------------------------------------------------------

   Total revenues                   457,404       123,652           (355)       580,701
---------------------------------------------------------------------------------------

Depreciation and amortization        21,280         5,995             --         27,275
Interest expense                     18,974         3,282             --         22,256
Interest income                       8,547         1,427             --          9,974
Income tax expense                   19,418         7,563             --         26,981
Income available for common
  stock                              28,034         9,454             --         37,488
Segment assets                      811,950       240,345             --      1,052,295
Capital expenditures                 42,954        10,407             --         53,361
---------------------------------------------------------------------------------------

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2002

---------------------------------------------------------------------------------------
                                                 Natural
       (In Thousands)             Electric         Gas       Eliminations        Total
---------------------------------------------------------------------------------------
Revenues from external
  customers                      $  427,978    $  105,343     $       --     $  533,321
Intersegment revenues                    47           490           (537)            --
---------------------------------------------------------------------------------------

    Total revenues                  428,025       105,833           (537)       533,321
---------------------------------------------------------------------------------------

Depreciation and amortization        19,652         5,698             --         25,350
Interest expense                     21,634         3,342             --         24,976
Interest income                       7,963         1,139             --          9,102
Income tax expense                   16,252         5,438             --         21,690
Income available for common
  stock                              22,545         7,818             --         30,363
Segment assets                      802,038       216,728             --      1,018,766
Capital expenditures                 51,989        13,841             --         65,830
---------------------------------------------------------------------------------------

NOTE 13 - FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Temporary Cash Investments: The carrying amount approximates fair value because of the short maturity of those instruments.

      Other Investments: Energy Group initiated an investment program ("Alternate Investment Program") in the third quarter of 2002. The Alternate Investment Program involved investing approximately $100 million of Energy Group's cash reserves made available from the sales of Central Hudson's interests in its major generating assets with the objective of realizing higher after-tax yields than are available through money market instruments, while avoiding undue risk to principal and maintaining adequate liquidity.

      At December 31, 2002, the investments held by Energy Group included marketable debt and equity securities classified as available-for-sale; debt securities included corporate and government notes and bonds. These investments were reported at fair value with unrealized gains and losses reported on Energy Group's Consolidated Statement of Comprehensive Income. As of December 31, 2003, all holdings in the Alternate Investment Program had been liquidated and the proceeds invested in money market instruments and short-term securities with lower principal risk.

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

ENERGY GROUP / CENTRAL HUDSON
Long-term Debt Maturities and Fair Value

December 31, 2004

                                                      Expected Maturity Date
                                                      ----------------------
                                                          (In Thousands)
                                         2005       2006       2007       2008       2009    Thereafter    Total     Fair Value
                                       --------   --------   --------   --------   --------  ----------   --------   ----------
Fixed Rate:                                  --         --   $ 33,000         --   $ 20,000   $151,033    $204,033    $213,727
   Estimated Effective
      Interest Rate                          --         --      5.920%        --      6.070%     5.240%      5.430%

Variable Rate:                               --         --         --         --         --   $115,850    $115,850    $115,850
                                                                                                                      --------
   Estimated Effective
      Interest Rate                                                                              1.290%      1.290%
                                                                                                          --------
                                                             Total Debt Outstanding                       $319,883    $329,577
                                                                                                          ========    ========

                                                             Estimated Effective Interest Rate                3.93%
                                                                                                          ========

December 31, 2003

                                                      Expected Maturity Date
                                                      ----------------------
                                                          (In Thousands)
                                         2004       2005       2006       2007       2008    Thereafter    Total     Fair Value
                                       --------   --------   --------   --------   --------  ----------   --------   ----------
Fixed Rate:                            $ 15,000         --         --   $ 33,000         --   $130,030    $178,030    $191,285
   Estimated Effective
      Interest Rate                       7.950%        --         --      5.910%        --      5.343%      5.652%

Variable Rate:                               --         --         --         --         --   $115,850    $115,850    $115,850
                                                                                                                      --------
   Estimated Effective
      Interest Rate                                                                              1.061%      1.061%
                                                                                                          --------
                                                             Total Debt Outstanding                       $293,880    $307,135
                                                                                                          ========    ========

                                                             Estimated Effective Interest Rate                3.91%
                                                                                                          ========

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - ENERGY GROUP

      Selected financial data for each quarterly period within 2004 and 2003 are presented below:

                                                                           Earnings Per
                                                                              Average
                                                                             Share of
                                                                              Common
                            Operating       Operating          Net        Stock (Diluted)
                            Revenues         Income           Income       Outstanding
                            --------         ------           ------       -----------
                                         (In Thousands)                     (Dollars)
Quarter Ended:

      2004

  March 31 .........        $262,993        $ 39,465        $ 22,989        $   1.46
  June 30 ..........         165,354          10,740           5,496            0.35
  September 30 .....         161,872           9,342           4,451            0.28
  December 31 ......         201,293          15,586           9,487            0.60

      2003

  March 31 .........        $265,152        $ 35,982        $ 20,193        $   1.26
  June 30 ..........         183,188          12,067           7,625            0.48
  September 30 .....         169,827           8,783           4,705            0.30
  December 31 ......         188,517          19,469          11,462            0.73

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CENTRAL HUDSON

      Selected financial data for each quarterly period within 2004 and 2003 are presented below:

                                                                      Income
                                                                  Available for
                                  Operating        Operating          Common
                                   Revenues         Income             Stock
                                   --------         ------             -----
                                                 (In Thousands)
Quarter Ended:

       2004

  March 31 ..................      $177,973         $ 28,889         $ 16,246
  June 30 ...................       123,532           12,927            6,720
  September 30 ..............       124,548           13,741            7,325
  December 31 ...............       129,752           12,736            7,387

       2003

  March 31 ..................      $170,943         $ 26,823         $ 14,707
  June 30 ...................       143,469           13,104            6,741
  September 30 ..............       135,285           12,972            6,684
  December 31 ...............       131,004           16,488            9,356

SCHEDULE II - Reserves - Energy Group

                                                                                Payments                Balance
                                       Balance at      Charged to      Charged to    Credited to or      at End
                                       Beginning        Cost and         Other       Deducted from         of
Description                            of Period        Expenses        Accounts        Reserves         Period
-----------                            ----------      ----------      ----------    --------------    ----------
YEAR ENDED DECEMBER 31, 2004

Operating Reserves ..............      $5,083,900      $2,050,470      $  190,559      $  809,609      $6,515,320
                                       ==========      ==========      ==========      ==========      ==========

Reserve for Uncollectible
 Accounts .......................      $4,562,246      $5,835,056      $       --      $4,767,795      $5,629,507
                                       ==========      ==========      ==========      ==========      ==========

YEAR ENDED DECEMBER 31, 2003

Operating Reserves ..............      $4,912,084      $1,072,585      $  142,130      $1,042,899      $5,083,900
                                       ==========      ==========      ==========      ==========      ==========

Reserve for Uncollectible
 Accounts .......................      $4,172,639      $5,864,972      $       --      $5,475,365      $4,562,246
                                       ==========      ==========      ==========      ==========      ==========

YEAR ENDED DECEMBER 31, 2002

Operating Reserves ..............      $4,852,994      $1,382,163      $  579,509      $1,902,582      $4,912,084
                                       ==========      ==========      ==========      ==========      ==========

Reserve for Uncollectible
 Accounts .......................      $3,795,671      $3,570,677      $       --      $3,193,709      $4,172,639
                                       ==========      ==========      ==========      ==========      ==========

SCHEDULE II - Reserves - Central Hudson

                                                                                Payments                Balance
                                       Balance at      Charged to      Charged to    Credited to or      at End
                                       Beginning        Cost and         Other       Deducted from         of
Description                            of Period        Expenses        Accounts        Reserves         Period
-----------                            ----------      ----------      ----------    --------------    ----------
YEAR ENDED DECEMBER 31, 2004

Operating Reserves ..............      $5,042,980      $1,303,441      $  190,559      $  567,751      $5,969,229
                                       ==========      ==========      ==========      ==========      ==========

Reserve for Uncollectible
 Accounts .......................      $3,000,000      $5,071,104      $       --      $3,471,104      $4,600,000
                                       ==========      ==========      ==========      ==========      ==========

YEAR ENDED DECEMBER 31, 2003

Operating Reserves ..............      $4,912,084      $  969,170      $  142,130      $  980,404      $5,042,980
                                       ==========      ==========      ==========      ==========      ==========

Reserve for Uncollectible
 Accounts .......................      $2,700,000      $4,741,382      $       --      $4,441,382      $3,000,000
                                       ==========      ==========      ==========      ==========      ==========

YEAR ENDED DECEMBER 31, 2002

Operating Reserves ..............      $4,852,994      $1,382,163      $  579,509      $1,902,582      $4,912,084
                                       ==========      ==========      ==========      ==========      ==========

Reserve for Uncollectible
 Accounts .......................      $2,300,000      $3,061,800      $       --      $2,661,800      $2,700,000
                                       ==========      ==========      ==========      ==========      ==========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A - CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, Energy Group and Central Hudson carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of Energy Group and of Central Hudson, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Energy Group's and Central Hudson's disclosure controls and procedures as of December 31, 2004, are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, within the time periods specified in the relevant SEC rules and forms.

      During Energy Group's internal control evaluation, a significant deficiency was identified in general computer controls at the fuel oil distribution subsidiaries. The deficiency related to access afforded to the vendor of the software and employees who have access to software beyond the requirements of their jobs. Compensating controls were identified and tested in various business cycles. Remediation of the significant deficiency in general computer controls is underway and is expected to be completed in 2005.

      There were no changes in Energy Group's or Central Hudson's internal controls over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, Energy Group's or Central Hudson's internal control over financial reporting.

      For additional discussion, see the Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control over Financial Reporting included in this 10-K Annual Report.

ITEM 9B - OTHER INFORMATION

      None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF ENERGY GROUP

           The directors of Energy Group are as follows:

--------------------------------------------------------------------------------
                                    Age as of  Year Joined
            Name                    12/31/04    The Board      Term of Office
--------------------------------------------------------------------------------

Heinz K. Fridrich(1),(4),(5)           71         1988     Class III Director(7)
--------------------------------------------------------------------------------

Edward F. X. Gallagher(1),(3),(5)      71         1984     Class I Director(6)
--------------------------------------------------------------------------------

Paul J. Ganci(3),(5),(9)               66         1989     Class III Director(7)
--------------------------------------------------------------------------------

Stanley J. Grubel(2),(3)               62         1999     Class II Director(8)
--------------------------------------------------------------------------------

E. Michel Kruse(1),(3),(4)             60         2002     Class III Director(7)
--------------------------------------------------------------------------------

Steven M. Fetter(1),(2),(4)            52         2002     Class II Director(8)
--------------------------------------------------------------------------------

Steven V. Lant(3)                      47         2002     Class I Director(6)
--------------------------------------------------------------------------------

Jeffrey D. Tranen(2),(3)               58         2004     Class I Director(6)
--------------------------------------------------------------------------------

Margarita K. Dilley(1)                 47         2004     Unclassified(8)
--------------------------------------------------------------------------------

----------
(1)   Member, Audit Committee of the Board of Directors.

(2)   Member, Compensation Committee of the Board of Directors.

(3)   Member, Strategy and Finance Committee of the Board of Directors.

(4)   Member, Governance and Nominating Committee of the Board of Directors.

(5)   Years prior to 1999 reflect Directorships of Central Hudson.

(6)   Term expires at Annual Meeting of Shareholders in 2007.

(7)   Term expires at Annual Meeting of Shareholders in 2006.

(8) Messrs. Fetter and Grubel and Ms. Dilley are standing for election at the Annual Meeting of Shareholders as Class II Directors.

(9)   Mr. Ganci resigned from the Board of Directors, effective January 1, 2005.

Officers of the Board:

Steven V. Lant
Chairman of the Board

Heinz K. Fridrich
Vice Chairman of the Board and Chairman of the Governance and Nominating
Committee

Stanley J. Grubel
Chairman of the Compensation Committee

Steven M. Fetter
Chairman of the Audit Committee

E. Michel Kruse
Chairman of the Strategy and Finance Committee

      The information on those directors of Energy Group standing for election by shareholders at the Annual Meeting of Shareholders to be held on April 26, 2005, is incorporated by reference to the caption "Proposal 1 - Election of Directors" in Energy Group's definitive proxy statement dated March 11, 2005 ("Proxy Statement"), to be used in connection with its Annual Meeting of Shareholders to be held on April 26, 2005, which Proxy Statement will be filed with the SEC.

      The information on the executive officers of Energy Group required hereunder is incorporated by reference to Item 1 - "Business" of this 10-K Annual Report under the caption "Executive Officers."

      Other information required hereunder for directors and officers of Energy Group is incorporated by reference to the Proxy Statement.

      Energy Group has adopted a Code of Business Conduct and Ethics ("Code").
Section II of the Code, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes Energy Group's Code of Ethics for Senior Financial Officers. This section, in conjunction with the remainder of the Code, is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code is available on Energy Group's Internet site at www.chenergygroup.com.

      If Energy Group's Board of Directors materially amends or grants any waivers to Section II of the Code relating to issues concerning the need to resolve ethically any actual or apparent conflicts of interest, and to comply with all generally accepted accounting principles, laws and regulations designed to produce full, fair, accurate, timely, and understandable disclosure in Energy Group's periodic reports filed with the SEC, Energy Group will post such information on its Internet site at www.chenergygroup.com.

      Energy Group's governance guidelines, Code of Business Conduct and Ethics, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on Energy Group's Internet website at www.chenergygroup.com. The governance guidelines, the Code of Business Conduct and Ethics, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4879.

ITEM 11 - EXECUTIVE COMPENSATION

      The information required hereunder for Directors and executives of Energy Group is incorporated by reference to the Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity-Based Compensation Plan Information

      The following table sets forth information concerning Energy Group's compensation plans (including individual compensation arrangements) under which equity securities of Energy Group are authorized for issuance:

---------------------------------------------------------------------------------------------------------
                                                                                   Number of securities
                                                                                 remaining available for
                           Number of securities                                   future issuance under
                             to be issued upon           Weighted average              equity-based
                                exercise of             exercise price of           compensation plans
                           outstanding options,        outstanding option,        (excluding securities
                            warrants and rights        warrants and rights       reflected in column (a))
Plan Category                       (a)                        (b)                         (c)
---------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                 91,400(1)                    $45.15                     309,968(2)
---------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders                  --(3)                        --                          --
---------------------------------------------------------------------------------------------------------
Total                            91,400                       $45.15                     309,968
---------------------------------------------------------------------------------------------------------

(1) This includes only stock options granted under the Long-Term Performance-Based Incentive Plan.

(2) This excludes 44,100 performance shares granted, 18,832 performance shares awarded, 2,400 performance shares forfeited, and 33,300 stock options exercised through 2004 under the Long-Term Performance Based Incentive Plan.

(3) Energy Group also has an equity compensation plan described under the caption "Stock Plan for Outside Directors" in the Proxy Statement. No options, warrants, or rights are granted under this plan.

      The information required hereunder regarding equity ownership in Energy Group by its Directors and executive officers is incorporated by reference to the caption "Security Ownership of Directors and Officers" in the Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Note 1 - "Summary of Significant Accounting Policies" under the caption "Related Party Transactions."

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this Item regarding Energy Group's Audit Committee's policies and procedures and annual fees rendered to Energy Group's principal accountants is incorporated by reference to the Report of the Audit Committee and to the caption "Principal Accounting Fees and Services," both of which are included in the Proxy Statement.

      The following information is provided for Central Hudson:

PRINCIPAL ACCOUNTING FEES AND SERVICES

--------------------------------------------------------------------------------
PricewaterhouseCoopers LLP                                    2004          2003
--------------------------------------------------------------------------------
Audit Fees                                                $392,100      $255,000
--------------------------------------------------------------------------------
Audit-Related Fees
   Includes SEC Comment Letter review (2004)
      and Sarbanes-Oxley Consulting (2003)                  15,200        10,000
--------------------------------------------------------------------------------
Tax Fees
   Includes review of Federal and State
   Income Tax Returns and consultation
      regarding IRS issues                                  16,755        30,130
--------------------------------------------------------------------------------
All Other Fees
   Includes software licensing fee for
      accounting research tool                               1,400         1,400
--------------------------------------------------------------------------------
TOTAL                                                     $425,455      $296,530
--------------------------------------------------------------------------------

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this 10-K Annual Report

      1. and 2. All Financial Statements and Financial Statement Schedules filed as part of this 10-K Annual Report are included in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report and reference is made thereto.

      3. Exhibits

      Incorporated herein by reference to the Exhibit Index for this 10-K Annual Report. Such Exhibits include the following management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15(c) hereof:

      Description in the Exhibit List and Exhibit Nos. for this 10-K Annual
      Report

      Energy Group's Stock Plan for Outside Directors. (Exhibits (10) (iii) 7 and 30)

      Energy Group's Supplementary Retirement Plan. (Exhibits (10) (iii) 11 and
      23)

      Central Hudson's Retirement Benefit Restoration Plan. (Exhibits (10) (iii) 12 and 24)

      Form of Employment Agreement for all officers of Energy Group and its subsidiary companies. (Exhibit (10) (iii) 13)

      Employment Agreement between Paul J. Ganci and Energy Group. (Exhibits
      (10) (iii) 16)

      Energy Group's Change of Control Severance Policy. (Exhibits (10) (iii) 6 and 15)

      Central Hudson's Savings Incentive Plan. (Exhibits (10) (iii) 1, 2, 3, 14, 18, 19, 21, 27, and 31)

      Energy Group's Long-Term Performance-Based Incentive Plan. (Exhibit (10)
      (iii) 10, 17, 20, and 28)

      Energy Group's Directors and Executives Deferred Compensation Plan. (Exhibits (10) (iii) 8, 9, 22, 26, and 29)

      Agreement between Energy Group and Allan R. Page. (Exhibits (10) (iii) 25)

      Energy Group's Executive Annual Incentive Plan. (Exhibit (10) (iii) 32 and
      33)

(b)   Exhibits Required by Item 601 of Regulation S-K

      Incorporated herein by reference to subpart (a)-3 of Item 15, above.

(c) Financial Statement Schedule required by Regulation S-X which is excluded from Energy Group's Annual Report to Shareholders for the fiscal year ended December 31, 2004

      Not applicable, see Item 8 - "Financial Statements and Supplementary Data" hereof.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have duly caused this 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CH ENERGY GROUP, INC.


                              By       /s/ Steven V. Lant
                                --------------------------------
                                       Steven V. Lant
                                   Chairman of the Board,
                                        President and
                                   Chief Executive Officer

Dated: February 17, 2005

                                CENTRAL HUDSON GAS & ELECTRIC
                                         CORPORATION


                              By       /s/ Steven V. Lant
                                --------------------------------
                                       Steven V. Lant
                                  Chairman of the Board and
                                   Chief Executive Officer

Dated: February 17, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K Annual Report has been signed below by the following person on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

        Signature                         Title                     Date
        ---------                         -----                     ----

(a) Principal Executive
    Officer or Officers:


/s/ Steven V. Lant
--------------------------
(Steven V. Lant)             Chairman of the Board,
                             President and Chief Executive
                             Officer of CH Energy Group, Inc.
                             and Chairman of the Board and
                             Chief Executive Officer
                             of Central Hudson Gas
                             & Electric Corporation            February 17, 2005

(b) Principal Accounting
          Officer:


/s/ Donna S. Doyle
--------------------------
(Donna S. Doyle)             Vice President -
                             Accounting and
                             Controller of
                             CH Energy Group, Inc.
                             and Central Hudson Gas
                             & Electric Corporation            February 17, 2005

(c) Chief Financial
       Officer:


/s/ Christopher M. Capone
--------------------------
(Christopher M. Capone)      Chief Financial Officer and
                             Treasurer of CH Energy Group,
                             Inc. and Central Hudson Gas
                             & Electric Corporation            February 17, 2005

(d) A majority of Directors of CH Energy Group, Inc.:

Steven V. Lant*, Heinz K. Fridrich*, Margarita K. Dilley*,
Edward F.X. Gallagher*, Stanley J. Grubel*,
Steven M. Fetter*, Jeffrey D. Tranen*,
and E. Michel Kruse*, Directors


By  /s/ Steven V. Lant
    -------------------------
     (Steven V. Lant)                                          February 17, 2005

(e) A majority of Directors of Central Hudson Gas &
    Electric Corporation:

Steven V. Lant*, Carl E. Meyer*, Jack Effron*, and Arthur R. Upright*, Directors


By  /s/ Steven V. Lant
    -------------------------
     (Steven V. Lant)                                          February 17, 2005


_____________________________
* Steven V. Lant, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the United States Securities and Exchange Commission as Exhibit 24 hereof.

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference (1):

  Exhibit No.
(Regulation S-K
   Item 601
  Designation)                               Exhibits
----------------                             --------

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

----------
      (1) Exhibits which are incorporated by reference to other filings are followed by information contained in parentheses, as follows: The first reference in the parenthesis is a numeral, corresponding to a numeral set forth in the Notes which follow this Exhibit list, which identifies the prior filing in which the Exhibit was physically filed; and the second reference in the parenthesis is to the specific document in that prior filing in which the Exhibit appears.

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

                              (d) Pricing Supplement No. 4, Dated February 24, 2004 (to said Prospectus dated March 20, 2002 as supplemented by said Prospectus Supplement Dated March 20, 2002 and

                                    March 25, 2002) filed pursuant to Rule
                                    424(b) in connection with Registration
                                    Statement No. 333-83542. ((13)(e))

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

                  (ii)  12--  Distribution Agreement, by and among Central
                              Hudson Gas & Electric Corporation and various agents, dated October 28, 2004. ((57); Exhibit
                              (1))

                  (ii)  10--  Prospectus Supplement Dated October 28, 2004
                              (To Prospectus dated October 22, 2004) relating to $85,000,000 principal amount of Medium-Term Notes, Series E, and the Prospectus Dated October 22, 2004, relating to $85,000,000 principal amount of Central Hudson's debt securities attached hereto, as filed pursuant to Rule 424 (b) in connection with Registration Statement No. No. 333-116286 ((56)(a)), and, as applicable to a tranche of such Medium-Term Notes, each of the following:

                              (a) Pricing Supplement No. 1, Dated October 29, 2004 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-1162862. ((56)(b))

                              (b) Pricing Supplement No. 2, Dated November 2, 2004 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28,
                                    2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-1162862. ((56)(c))

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

                  (i)   69--  Stock Purchase Agreement, dated December 21,
                              2001 between Central Hudson Energy Services, Inc. and WPS Power Development, Inc. ((47); Exhibit
                              (10) (i) (69))

                  (i)   70--  Letter Agreement, dated December 21, 2001,
                              between Central Hudson Enterprises Corporation and WPS Power Development, Inc. ((47); Exhibit (10)
                              (i) (70))

                  (i)   71--  [Reserved]

                  (i)   72--  Letter Agreement, dated July 3, 2001 between
                              Central Hudson and Dynegy. ((47); Exhibit (10) (i)
                              (72))

                  (i)   73--  Credit Agreement dated as of June 30, 2004,
                              among Central Hudson, the Lenders party thereto and J. P. Morgan Chase Bank, as administrative arranger. ((55); Exhibit 10.1)

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

                  (iii) 25--  Agreement, dated May 10, 2002, between CH
                              Energy Group, Inc. and Allan R. Page.((51);
                              Exhibit (10)(iii)(25))

                  (iii) 26--  Amendment and restatement of CH Energy Group,
                              Inc. Directors and Executives Deferred
                              Compensation Plan, effective September 26, 2003 ((52); Exhibit (10)(iii)(26)).

                  (iii) 27--  Central Hudson Gas & Electric Corporation
                              Savings Incentive Plan, January 1, 2004
                              Restatement((53); Exhibit 99(a)).

                  (iii) 28--  Amendment to CH Energy Group, Inc. Long-Term
                              Performance-Based Incentive Plan, dated October 24, 2003, effective as of September 26, 2003 ((51);Exhibit (10)(iii)(28))

                  (iii) 29--  Amendment to CH Energy Group, Inc. Directors
                              and Executives Deferred Compensation Plan Trust Agreement, dated October 24, 2003, effective as of September 26, 2003 ((51); Exhibit (10)(iii)(29))

                  (iii) 30--  CH Energy Group, Inc. Amended and Restated
                              Stock Plan for Outside Directors, dated October 24, 2003, effective as of September 26, 2003 ((51);Exhibit (10)(iii)(30))

                  (iii) 31--  First Amendment to the Central Hudson Gas &
                              Electric Corporation Savings Incentive Plan (54;
                              Exhibit 10(iii)(31)).

                  (iii) 32--  CH Energy Group, Inc. 2004 Executive Annual
                              Incentive Plan, dated March 16, 2004.

                  (iii) 33--  CH Energy Group, Inc. 2005 Executive Annual
                              Incentive Plan, dated February 11, 2005.

(12)(i)-- CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

(12)(ii)-- Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

(14) -- CH Energy Group, Inc. Code of Business Conduct and Ethics ((51); Exhibit (14))

(21) --           Subsidiaries of Energy Group and Central Hudson as of December
                  31, 2004.

                               State or other       Name under which
                               Jurisdiction of      Subsidiary conducts
Name of Subsidiary             Incorporation        Business
------------------             -------------        --------

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

(23) --           Consents of Independent Registered Public Accounting Firm.

(24) --           Powers of Attorney:

                  (i)   1--   Powers of Attorney for each of the directors
                              comprising a majority of the Board of Directors of Energy Group authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant.

                  (i)   2--   Powers of Attorney for each of the directors
                              comprising a majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant.

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
                              State of New York, issued and effective October 29, 2003, directing the continuation of certain non-price features of the rate plan. ((51); Exhibit (99)(i)(12))

                  (i)   13--  Order of the Public Service Commission of the
                              State of New York, issued and effective April 6, 2004, authorizing new revolving credit facilities and a new Medium Term Note Program for Central Hudson. ((55); Exhibit 99(i)(13))

                  (i)   14--  Order of the Public Service Commission of the
                              State of New York, issued and effective June 14, 2004, modifying the rate plan. (55); Exhibit 99(i)14)

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

                              (e) Incorporated herein by reference to Pricing Supplement No. 4 dated February 24, 2004 (to Prospectus dated March 14, 2002, as supplemented by a Prospectus Supplement dated March 20, 2002 and March 25, 2002) filed with the Securities and Exchange Commission pursuant to Rule 424 (b) (2) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

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

                  (38) Incorporation herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 1-3268).

                  (39) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K dated December 15, 1999 (File No. 1-3268)

                  (40) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-3268).

                  (41) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-52797).

                  (42) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 333-52797).

                  (43) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 333-52797).

                  (44) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (File No. 333-52797).

                  (45) Incorporated herein by reference to Energy Group's Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000 (File No. 333-52797).

                  (46) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 333-52797).

                  (47) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001 (File No. 333-52797)

                  (48) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 333-52797).

                  (49) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002 (File No. 333-52797)

                  (50) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 2003 (File No. 333-52797)

                  (51) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003 (File No. 333-52797)

                  (52) Incorporated herein by reference to Energy Group's Registration Statement on Form S-8, filed on October 30, 2003 (File No. 333-110086)

                  (53) Incorporated herein by reference to Energy Group's Registration Statement on Form S-8, filed on January 16, 2004 (File No. 333-111984)

                  (54) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 333-52797).

                  (55) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 333-52797).

                  (56) (2) Incorporated herein by reference to Prospectus Supplement, dated October 28, 2004 (to Prospectus dated October 22, 2004), relating to $85,000,000 principal amount Medium-Term Notes, Series E, of Central Hudson, and the Prospectus, dated October 22, 2004, relating to said $85,000,000 principal amount of debt securities, attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933 in connection with Registration Statement No. 333-116286.

                              (b) Incorporated herein by reference to Pricing Supplement No. 1, Dated October 29, 2004 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28,
                              2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-1162862.

                              (c) Incorporated herein by reference to Pricing Supplement No. 2, Dated November 2, 2004 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28,
                              2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-1162862.

                  (57) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on November 9, 2004 (File No. 001-03268).