Form 10-Q
period 2005-03-31
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2005-05-03
CIK 1061393, 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to..........................

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

      Yes |_|  No |X|

      As of the close of business on May 2, 2005, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and
(ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2)(a), (b) AND (c).

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX

    PART I - FINANCIAL INFORMATION                                          PAGE
                                                                            ----

Item 1 - Consolidated Financial Statements (Unaudited)

            CH ENERGY GROUP, INC.
            Consolidated Statement of Income -
             Three Months Ended March 31, 2005, and 2004                       1

            Consolidated Statement of Comprehensive Income -
             Three Months Ended March 31, 2005, and 2004                       2

            Consolidated Balance Sheet - March 31, 2005,
             December 31, 2004, and March 31, 2004                             3

            Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 2005, and 2004                       5

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            Consolidated Statement of Income -
             Three Months Ended March 31, 2005, and 2004                       6

            Consolidated Statement of Comprehensive Income -
             Three Months Ended March 31, 2005, and 2004                       7

            Consolidated Balance Sheet - March 31, 2005,
             December 31, 2004, and March 31, 2004                             8

            Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 2005, and 2004                      10

            Notes to Consolidated Financial Statements (Unaudited)            11

                                      INDEX

         PART I - FINANCIAL INFORMATION                                     PAGE
                                                                            ----

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     24

Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk                                               37

Item 4 - Controls and Procedures                                              38

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    38

Item 4 - Submission of Matters to a Vote of Security Holders                  39

Item 6 - Exhibits                                                             40

Signatures                                                                    41

Exhibit Index                                                                 42

Certifications                                                                43

                         -------------------------------

Filing Format

      This Quarterly Report on Form 10-Q is a combined quarterly report being filed by two different registrants: CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"), a wholly owned subsidiary of Energy Group. Except where the content clearly indicates otherwise, any reference in this report to Energy Group includes all subsidiaries of Energy Group, including Central Hudson. Central Hudson makes no representation as to the information contained in this report in relation to Energy Group and its subsidiaries other than Central Hudson.

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                             CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                                      For the 3 Months Ended March 31,
                                                                                         2005                   2004
                                                                                      ---------              ---------
                                                                                            (Thousands of Dollars)
Operating Revenues
  Electric ..................................................................         $ 126,658              $ 119,269
  Natural gas ...............................................................            63,430                 58,704
  Competitive business subsidiaries .........................................            96,001                 85,020
                                                                                      ---------              ---------
      Total Operating Revenues ..............................................           286,089                262,993
                                                                                      ---------              ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ..................................................            78,421                 72,153
    Purchased natural gas ...................................................            43,204                 39,484
    Purchased petroleum .....................................................            71,395                 57,840
    Other expenses of operation - regulated activities ......................            24,730                 23,254
    Other expenses of operation - competitive business subsidiaries .........            14,524                 15,007
  Depreciation and amortization .............................................             9,086                  8,601
  Taxes, other than income tax ..............................................             7,916                  7,189
                                                                                      ---------              ---------
      Total Operating Expense ...............................................           249,276                223,528
                                                                                      ---------              ---------

Operating Income ............................................................            36,813                 39,465
                                                                                      ---------              ---------

Other Income
  Interest on regulatory assets and investment income .......................             2,340                  2,924
  Other - net ...............................................................              (522)                 2,121
                                                                                      ---------              ---------
      Total Other Income ....................................................             1,818                  5,045
                                                                                      ---------              ---------

Interest Charges
  Interest on long-term debt ................................................             3,247                  2,831
  Interest on regulatory liabilities and other interest .....................             1,031                  2,175
                                                                                      ---------              ---------
      Total Interest Charges ................................................             4,278                  5,006
                                                                                      ---------              ---------

Income before income taxes and preferred dividends of subsidiary ............            34,353                 39,504

Income Taxes ................................................................            13,772                 16,273
                                                                                      ---------              ---------

Income before preferred dividends of subsidiary .............................            20,581                 23,231
Cumulative preferred stock dividends of subsidiary ..........................               242                    242
                                                                                      ---------              ---------

Net Income ..................................................................            20,339                 22,989
Dividends Declared on Common Stock ..........................................             8,512                  8,512
                                                                                      ---------              ---------

Balance Retained in the Business ............................................         $  11,827              $  14,477
                                                                                      =========              =========

Common Stock:
    Average Shares Outstanding - Basic ......................................            15,762                 15,762
                               - Diluted ....................................            15,770                 15,775

    Earnings Per Share - Basic ..............................................         $    1.29              $    1.46
                       - Diluted ............................................         $    1.28              $    1.45

    Dividends Declared Per Share ............................................         $    0.54              $    0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                    For the 3 Months Ended March 31,
                                                                                         2005              2004
                                                                                     -----------       -----------
                                                                                        (Thousands of Dollars)
Net Income ...................................................................       $    20,339       $    22,989

Other comprehensive income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $(39) and $45 ......                58               (69)
      Investments - net of tax of $(115) and $46 .............................               172               (69)
                                                                                     -----------       -----------

Other comprehensive income (loss) ............................................               230              (138)
                                                                                     -----------       -----------

Comprehensive Income .........................................................       $    20,569       $    22,851
                                                                                     ===========       ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                      March 31,       December 31,        March 31,
                                       ASSETS                                           2005               2004             2004
                                                                                    ------------      ------------      ------------
                                                                                                (Thousands of Dollars)
Utility Plant
       Electric ..............................................................      $    703,958      $    702,206      $    658,153
       Natural gas ...........................................................           215,414           214,866           202,293
       Common ................................................................           105,143           104,840           105,196
                                                                                    ------------      ------------      ------------
                                                                                       1,024,515         1,021,912           965,642

       Less: Accumulated depreciation ........................................           320,434           315,691           306,947
                                                                                    ------------      ------------      ------------
                                                                                         704,081           706,221           658,695

       Construction work in progress .........................................            47,279            38,846            64,273
                                                                                    ------------      ------------      ------------
               Net Utility Plant .............................................           751,360           745,067           722,968
                                                                                    ------------      ------------      ------------

Other Property and Plant - net ...............................................            22,943            23,139            21,211
                                                                                    ------------      ------------      ------------

Current Assets
       Cash and cash equivalents .............................................           110,134           119,117           126,631
       Accounts receivable -
             net of allowance for doubtful accounts of
             $5.9 million, $4.8 million, and $4.4 million,
             respectively ....................................................            94,035            65,239            83,460
       Accrued unbilled utility revenues .....................................             8,862             9,130             7,549
       Other receivables .....................................................             3,904             4,548             3,881
       Fuel and materials and supplies - at average cost .....................            14,938            21,459            14,291
       Regulatory assets .....................................................            11,572            17,454               265
       Fair value of derivative instruments ..................................               502                --               942
       Special deposits and prepayments ......................................            18,687            20,767            17,281
       Accumulated deferred income tax .......................................            13,762             9,454            12,953
                                                                                    ------------      ------------      ------------
                Total Current Assets .........................................           276,396           267,168           267,253
                                                                                    ------------      ------------      ------------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ......................................            94,488            88,633           131,344
       Intangible asset - pension plan .......................................            22,291            22,291            24,447
       Goodwill ..............................................................            50,462            50,462            50,462
       Other intangible assets - net .........................................            28,107            28,780            30,834
       Regulatory assets .....................................................            40,268            37,231            64,857
       Unamortized debt expense ..............................................             3,950             4,041             3,954
       Other .................................................................            20,555            20,995            19,663
                                                                                    ------------      ------------      ------------
                Total Deferred Charges and Other Assets ......................           260,121           252,433           325,561
                                                                                    ------------      ------------      ------------

                          Total Assets .......................................      $  1,310,820      $  1,287,807      $  1,336,993
                                                                                    ============      ============      ============

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     March 31,       December 31,        March 31,
                 CAPITALIZATION AND LIABILITIES                                        2005              2004              2004
                                                                                   ------------      ------------      ------------
                                                                                                (Thousands of Dollars)
Capitalization
    Common Stock Equity:
         Common stock, 30,000,000 shares authorized:
           15,762,000 shares outstanding, 16,862,087 shares issued,
           $0.10 par value ...................................................     $      1,686      $      1,686      $      1,686
    Paid-in capital ..........................................................          351,230           351,230           351,230
    Retained earnings ........................................................          199,600           187,772           193,872
    Treasury stock (1,100,087 shares) ........................................          (46,252)          (46,252)          (46,252)
    Accumulated comprehensive income (loss) ..................................             (413)             (643)             (445)
    Capital stock expense ....................................................             (328)             (328)             (328)
                                                                                   ------------      ------------      ------------
            Total Common Stock Equity ........................................          505,523           493,465           499,763
                                                                                   ------------      ------------      ------------

    Cumulative Preferred Stock of a Consolidated Subsidiary
         Not subject to mandatory redemption .................................           21,027            21,030            21,030

    Long-term debt - net of current portion ..................................          319,883           319,883           285,880
                                                                                   ------------      ------------      ------------
            Total Capitalization .............................................          846,433           834,378           806,673
                                                                                   ------------      ------------      ------------

Current Liabilities
    Current maturities of long-term debt .....................................               --                --            15,000
    Notes payable ............................................................           10,000            12,000                --
    Accounts payable .........................................................           37,982            43,418            37,801
    Accrued interest .........................................................            2,477             4,629             2,867
    Dividends payable ........................................................            8,754             8,754             8,754
    Accrued vacation and payroll .............................................            5,315             4,619             5,202
    Customer deposits ........................................................            6,586             6,496             6,130
    Regulatory liabilities ...................................................              404                --             4,872
    Fair value of derivative instruments .....................................               --               906                --
    Accrued taxes payable ....................................................           15,545                --            11,278
    Deferred revenues ........................................................            5,538             8,931             5,049
    Other ....................................................................           10,161            11,749            13,062
                                                                                   ------------      ------------      ------------
            Total Current Liabilities ........................................          102,762           101,502           110,015
                                                                                   ------------      ------------      ------------

Deferred Credits and Other Liabilities
    Regulatory liabilities ...................................................          152,838           156,339           233,070
    Operating reserves .......................................................            6,341             6,515             5,950
    Deferred gain - sale of major generating assets ..........................               --                --             7,415
    Accrued environmental remediation costs ..................................           19,500            19,500            19,460
    Accrued other post-employment benefit costs ..............................           19,476            16,030            12,850
    Accrued pension costs ....................................................           23,719            18,470            14,057
    Other ....................................................................           13,932            14,298            19,956
                                                                                   ------------      ------------      ------------
            Total Deferred Credits and Other Liabilities .....................          235,806           231,152           312,758
                                                                                   ------------      ------------      ------------

Accumulated Deferred Income Tax ..............................................          125,819           120,775           107,547
                                                                                   ------------      ------------      ------------

            Total Capitalization and Liabilities .............................     $  1,310,820      $  1,287,807      $  1,336,993
                                                                                   ============      ============      ============

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the 3 Months Ended
                                                                                                    March 31,
                                                                                             2005               2004
                                                                                         ------------      ------------
Operating Activities:                                                                        (Thousands of Dollars)
    Net Income .....................................................................     $     20,339      $     22,989

      Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
          Depreciation and amortization ............................................            9,086             8,601
          Deferred income taxes - net ..............................................              366             2,796
          Provision for uncollectibles .............................................            1,163             1,061
          Accrued/deferred pension costs ...........................................           (4,153)           (4,092)
          Amortization of fossil plant incentive ...................................               --            (2,472)

        Changes in operating assets and liabilities - net:
          Accounts receivable, unbilled revenues and other receivables .............          (29,047)          (14,565)
          Fuel, materials and supplies .............................................            6,521             5,556
          Special deposits and prepayments .........................................           (1,155)             (404)
          Accounts payable .........................................................           (5,436)           (2,801)
          Accrued taxes and interest ...............................................           16,627            16,308
          Deferred natural gas and electric costs ..................................            5,210             7,887
          Customer benefit fund ....................................................           (1,350)           (8,064)
          Proceeds from sale of emissions allowances ...............................               --             4,030
          Other - net ..............................................................           (3,114)           (2,153)
                                                                                         ------------      ------------

      Net Cash Provided By Operating Activities ....................................           15,057            34,677
                                                                                         ------------      ------------

Investing Activities:

      Additions to utility plant and other property and plant ......................          (13,072)          (15,273)
      Other - net ..................................................................             (453)             (958)
                                                                                         ------------      ------------

      Net Cash Used in Investing Activities ........................................          (13,525)          (16,231)
                                                                                         ------------      ------------

Financing Activities:

      Proceeds from issuance of long-term debt .....................................               --             7,000
      Redemption of cumulative preferred stock .....................................               (3)               --
      Net repayments of short-term debt ............................................           (2,000)          (16,000)
      Dividends paid on common stock ...............................................           (8,512)           (8,512)
      Debt issuance costs ..........................................................               --              (137)
                                                                                         ------------      ------------

      Net Cash Used in Financing Activities ........................................          (10,515)          (17,649)
                                                                                         ------------      ------------

Net Change in Cash and Cash Equivalents ............................................           (8,983)              797

Cash and Cash Equivalents - Beginning of Year ......................................          119,117           125,834
                                                                                         ------------      ------------

Cash and Cash Equivalents - End of Period ..........................................     $    110,134      $    126,631
                                                                                         ============      ============

Supplemental Disclosure of Cash Flow Information

      Interest paid ................................................................     $      6,202      $      4,924

      Federal and State income tax paid ............................................     $         94      $         90

As authorized in the 2004 Joint Proposal dated June 14, 2004, $3 millon of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for the three months ended March 31, 2005.

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                            For the 3 Months
                                                                                             Ended March 31,
                                                                                        2005               2004
                                                                                    -----------        -----------
                                                                                        (Thousands of Dollars)
Operating Revenues
  Electric ..................................................................       $   126,658        $   119,269
  Natural gas ...............................................................            63,430             58,704
                                                                                    -----------        -----------
      Total Operating Revenues ..............................................           190,088            177,973
                                                                                    -----------        -----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation ..............            78,421             72,153
    Purchased natural gas ...................................................            43,204             39,484
    Other expenses of operation .............................................            24,730             23,254
  Depreciation and amortization .............................................             7,502              7,064
  Taxes, other than income tax ..............................................             7,830              7,129
                                                                                    -----------        -----------
      Total Operating Expenses ..............................................           161,687            149,084
                                                                                    -----------        -----------

Operating Income ............................................................            28,401             28,889
                                                                                    -----------        -----------

Other Income
  Interest on regulatory assets and other interest income ...................             1,881              2,703
  Other - net ...............................................................              (659)             1,781
                                                                                    -----------        -----------
      Total Other Income ....................................................             1,222              4,484
                                                                                    -----------        -----------

Interest Charges
  Interest on long-term debt ................................................             3,247              2,831
  Interest on regulatory liabilities and other interest .....................             1,056              2,200
                                                                                    -----------        -----------
      Total Interest Charges ................................................             4,303              5,031
                                                                                    -----------        -----------

Income Before Income Taxes ..................................................            25,320             28,342

Income Taxes ................................................................            10,330             11,854
                                                                                    -----------        -----------

Net Income ..................................................................            14,990             16,488

Dividends Declared on Cumulative Preferred Stock ............................               242                242
                                                                                    -----------        -----------

Income Available for Common Stock ...........................................       $    14,748        $    16,246
                                                                                    ===========        ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                For the 3 Months Ended March 31,
                                                      2005           2004
                                                   ---------      ---------
                                                    (Thousands of Dollars)

Net Income .................................       $  14,990      $  16,488

Other comprehensive income .................              --             --
                                                   ---------      ---------

Comprehensive Income .......................       $  14,990      $  16,488
                                                   =========      =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                        March 31,      December 31,       March 31,
                                  ASSETS                                                  2005             2004             2004
                                                                                      ------------     ------------     ------------
                                                                                                  (Thousands of Dollars)
Utility Plant
   Electric .....................................................................     $    703,958     $    702,206     $    658,153
   Natural Gas ..................................................................          215,414          214,866          202,293
   Common .......................................................................          105,143          104,840          105,196
                                                                                      ------------     ------------     ------------
                                                                                         1,024,515        1,021,912          965,642

   Less: Accumulated depreciation ...............................................          320,434          315,691          306,947
                                                                                      ------------     ------------     ------------
                                                                                           704,081          706,221          658,695

   Construction work in progress ................................................           47,279           38,846           64,273
                                                                                      ------------     ------------     ------------
           Net Utility Plant ....................................................          751,360          745,067          722,968
                                                                                      ------------     ------------     ------------

Other Property and Plant - net ..................................................              962              962              964
                                                                                      ------------     ------------     ------------

Current Assets
   Cash and cash equivalents ....................................................            3,090            8,227           12,949
   Accounts receivable -
         net of allowance for doubtful accounts of $4.7 million,
         $3.8 million, and $2.8 million, respectively ...........................           58,199           37,704           54,071
   Accrued unbilled utility revenues ............................................            8,862            9,130            7,549
   Other receivables ............................................................              887            2,048            1,334
   Fuel and materials and supplies - at average cost ............................           10,794           17,207           10,645
   Regulatory assets ............................................................           11,572           17,454              265
   Fair value of derivative instruments .........................................              404               --              909
   Special deposits and prepayments .............................................           15,766           20,354           14,565
   Accumulated deferred income tax ..............................................           12,932            8,696           12,225
                                                                                      ------------     ------------     ------------
            Total Current Assets ................................................          122,506          120,820          114,512
                                                                                      ------------     ------------     ------------

Deferred Charges and Other Assets
   Regulatory assets - pension plan .............................................           94,488           88,633          131,344
   Intangible asset - pension plan ..............................................           22,291           22,291           24,447
   Regulatory assets ............................................................           40,268           37,231           64,857
   Unamortized debt expense .....................................................            3,950            4,041            3,954
   Other ........................................................................           10,507           10,397            9,646
                                                                                      ------------     ------------     ------------
            Total Deferred Charges and Other Assets .............................          171,504          162,593          234,248
                                                                                      ------------     ------------     ------------

                      Total Assets ..............................................     $  1,046,332     $  1,029,442     $  1,072,692
                                                                                      ============     ============     ============

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     March 31,       December 31,        March 31,
               CAPITALIZATION AND LIABILITIES                                          2005              2004              2004
                                                                                   ------------      ------------      ------------
                                                                                                (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) .......................     $     84,311      $     84,311      $     84,311
        Paid-in capital ......................................................          174,980           174,980           174,980
        Retained earnings ....................................................           31,892            25,644            21,211
        Capital stock expense ................................................           (4,961)           (4,961)           (4,961)
                                                                                   ------------      ------------      ------------
                Total Common Stock Equity ....................................          286,222           279,974           275,541
                                                                                   ------------      ------------      ------------

        Cumulative Preferred Stock
             Not subject to mandatory redemption .............................           21,027            21,030            21,030

        Long-term Debt .......................................................          319,883           319,883           285,880
                                                                                   ------------      ------------      ------------
                Total Capitalization .........................................          627,132           620,887           582,451
                                                                                   ------------      ------------      ------------

Current Liabilities
        Current maturities of long-term debt .................................               --                --            15,000
        Notes Payable ........................................................           10,000            12,000                --
        Accounts payable .....................................................           29,226            32,951            32,656
        Accrued interest .....................................................            2,477             4,629             2,867
        Dividends payable - preferred stock ..................................              242               242               242
        Accrued vacation and payroll .........................................            5,315             4,619             5,202
        Customer deposits ....................................................            6,443             6,359             5,992
        Regulatory liabilities ...............................................              404                --             4,872
        Fair value of derivative instruments .................................               --               907                --
        Accrued taxes payable ................................................           10,891                --             5,737
        Other ................................................................            3,856             5,869             5,967
                                                                                   ------------      ------------      ------------
                Total Current Liabilities ....................................           68,854            67,576            78,535
                                                                                   ------------      ------------      ------------

Deferred Credits and Other Liabilities
        Regulatory liabilities ...............................................          152,838           156,339           233,070
        Operating reserves ...................................................            5,686             5,969             5,425
        Deferred gain - sale of major generating assets ......................               --                --             7,415
        Accrued environmental remediation costs ..............................           19,500            19,500            19,460
        Accrued other post-employment benefit costs ..........................           19,476            16,030            12,850
        Accrued pension costs ................................................           23,719            18,470            14,057
        Other ................................................................            8,609             8,971            14,452
                                                                                   ------------      ------------      ------------
                Total Deferred Credits and Other Liabilities .................          229,828           225,279           306,729
                                                                                   ------------      ------------      ------------

Accumulated Deferred Income Tax ..............................................          120,518           115,700           104,977
                                                                                   ------------      ------------      ------------

                Total Capitalization and Liabilities .........................     $  1,046,332      $  1,029,442      $  1,072,692
                                                                                   ============      ============      ============

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             For the 3 Months Ended
                                                                                                    March 31,
                                                                                             2005              2004
                                                                                         ------------      ------------
Operating Activities:                                                                         (Thousands of Dollars)
    Net Income .....................................................................     $     14,990      $     16,488

        Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
              Depreciation and amortization ........................................            7,502             7,064
              Deferred income taxes - net ..........................................              213             2,881
              Provision for uncollectibles .........................................              916               800
              Accrued/deferred pension costs .......................................           (4,153)           (4,092)
              Amortization of fossil plant incentive ...............................               --            (2,472)

        Changes in operating assets and liabilities - net:
              Accounts receivable, unbilled revenues and other receivables .........          (19,982)           (8,754)
              Fuel, materials and supplies .........................................            6,413             5,513
              Special deposits and prepayments .....................................              215              (351)
              Accounts payable .....................................................           (3,725)             (428)
              Accrued taxes and interest ...........................................           13,112            12,620
              Deferred natural gas and electric costs ..............................            5,210             7,887
              Customer benefit fund ................................................           (1,350)           (8,064)
              Proceeds from sales of emissions allowances ..........................               --             4,030
              Other - net ..........................................................             (859)              193
                                                                                         ------------      ------------

        Net Cash Provided by Operating Activities ..................................           18,502            33,315
                                                                                         ------------      ------------

Investing Activities:

        Additions to plant .........................................................          (12,346)          (14,578)
        Other - net ................................................................             (548)             (629)
                                                                                         ------------      ------------

        Net Cash Used in Investing Activities ......................................          (12,894)          (15,207)
                                                                                         ------------      ------------

Financing Activities:

        Proceeds from issuance of long-term debt ...................................               --             7,000
        Redemption of cumulative preferred stock ...................................               (3)               --
        Net repayments of short-term debt ..........................................           (2,000)          (16,000)
        Dividends paid on cumulative preferred stock ...............................             (242)             (242)
        Dividends paid to parent - Energy Group ....................................           (8,500)           (8,500)
        Debt issuance costs ........................................................               --              (137)
                                                                                         ------------      ------------

        Net Cash Used In Financing Activities ......................................          (10,745)          (17,879)
                                                                                         ------------      ------------

Net Change in Cash and Cash Equivalents ............................................           (5,137)              229

Cash and Cash Equivalents - Beginning of Year ......................................            8,227            12,720
                                                                                         ------------      ------------

Cash and Cash Equivalents - End of Period ..........................................     $      3,090      $     12,949
                                                                                         ============      ============

Supplemental Disclosure of Cash Flow Information

        Interest paid ..............................................................     $      5,493      $      4,336

        Federal and State income tax paid ..........................................               --                --

As authorized in the 2004 Joint Proposal dated June 14, 2004, $3 million of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for the three months ended March 31, 2005.

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - GENERAL

Basis of Presentation

      This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to the Consolidated Financial Statements apply to both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, which include Central Hudson and Energy Group's non-utility subsidiary, Central Hudson Enterprises Corporation ("CHEC" and, together with its subsidiaries, the "competitive business subsidiaries").

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2004 (the "Corporations' 10-K Annual Report").

      Energy Group and Central Hudson's balance sheets for the three months ended March 31, 2004, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

      Central Hudson's and CHEC's operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

      For purposes of the Consolidated Statement of Cash Flows, Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

Accounting for Derivative Instruments and Hedging Activities

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. At March 31, 2005, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was $404,000 (net unrealized gain), which compares to a fair value at December 31, 2004, of ($907,000) (net unrealized loss). At March 31, 2005, Central Hudson had open derivative contracts hedging approximately 1.6% of its projected electricity requirements for the period May 2005 through October 2005 and 6.8% of its projected natural gas requirements for the same period. Central Hudson recorded actual net losses of $720,000 on such derivatives for the three months ended March 31, 2005. This compares to a net loss of $155,000 for the same period in 2004. These realized losses, in addition to unrealized losses, which increase actual energy costs, were deferred for recovery from customers under Central Hudson's electric and natural gas energy cost adjustment clauses as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 71, entitled Accounting for the Effects of Certain Types of Regulation. Central Hudson also entered into weather derivative contracts for the three months of the heating seasons ended March 31, 2005, and 2004, to hedge the effect of weather on sales of electricity and natural gas. Payments made to counter-parties during these three-month periods in 2005 and 2004 were not material.

      The fair values of CHEC's open derivative positions at March 31, 2005, and at December 31, 2004, were not material. Derivatives outstanding at March 31, 2005, included a number of call options designated as cash flow hedges for fuel oil purchases through June 2005. At March 31, 2005, CHEC had open derivative contracts hedging approximately 3.2% of its total projected fuel oil requirements for the period April 2005 through June 2005. Actual net gains recorded during the quarters ended March 31, 2005, and 2004, for put and call options hedging fuel oil purchase transactions were also not material. CHEC also entered into weather derivative contracts during these periods, which resulted in no payment to or from counter-parties due to near normal weather conditions.

Goodwill and Other Intangible Assets

      Reference is made to Note 5 - "Goodwill and Other Intangible Assets" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Intangible assets include separate, identifiable, intangible assets such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of currently experienced customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.3 million. The useful life for a covenant not to compete is based on the expiration date of the covenant. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Substantially all of CHEC's intangible assets are the result of business combinations. Goodwill balances are retested for impairment on an annual basis in the fourth quarter of each year.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

---------------------------------------------------------------------------------------------------------
                                         March 31, 2005                         December 31, 2004
---------------------------------------------------------------------------------------------------------
                                 Gross Carrying      Accumulated        Gross Carrying        Accumulated
                                         Amount     Amortization                Amount       Amortization
---------------------------------------------------------------------------------------------------------
Customer Lists                         $ 38,371         $ 10,811              $ 38,371           $ 10,170
---------------------------------------------------------------------------------------------------------
Covenants Not to Compete                  1,439              892                 1,439                860
---------------------------------------------------------------------------------------------------------
Total Amortizable
Intangibles                            $ 39,810         $ 11,703              $ 39,810           $ 11,030
---------------------------------------------------------------------------------------------------------

      Amortization expense was $672,000 and $684,000 for the three months ended March 31, 2005, and 2004, respectively. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $2.7 million.

      The carrying amount for goodwill not subject to amortization was $50.5 million as of both March 31, 2005, and December 31, 2004.

Depreciation and Amortization

      Reference is made to the caption "Depreciation and Amortization" of Note 1
- "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. For financial statement purposes, Central Hudson's depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties. The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the depreciation rates are approved by the PSC.

      Financial Accounting Standards Board ("FASB") SFAS No. 143, entitled Accounting for Asset Retirement Obligations ("SFAS 143"), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In connection with the adoption of

SFAS 143, Central Hudson has classified $89.6 million and $88.2 million of net cost of removal as regulatory liabilities as of March 31, 2005, and December 31, 2004, respectively.

      For financial statement purposes, the competitive business subsidiaries' depreciation provisions are computed on the straight-line method using depreciation rates based on the estimated useful lives of depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

      Accumulated depreciation for the competitive business subsidiaries was $12.5 million as of March 31, 2005, and $11.7 million as of December 31, 2004.

      Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset's expected useful life. See the caption "Goodwill and Other Intangible Assets" of this Note 2 for further discussion.

Earnings Per Share

      In the calculation of earnings per share (basic and diluted), earnings for Energy Group reflect the inclusion of preferred stock dividends of Central Hudson. The average dilutive effect of Energy Group's stock options and performance shares was 8,191 shares and 12,636 shares for the quarters ended March 31, 2005, and 2004, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for each of the years presented. The number of shares of Common Stock represented by the options excluded from the above calculation was 36,900 shares each quarter for 2005 and 2004, respectively. For additional information regarding stock options and performance shares, see Note 5 - "Equity-Based Compensation Incentive Plans."

Equity-Based Compensation

      Effective January 1, 2003, Energy Group adopted the fair value recognition provisions of FASB 123, utilizing the modified prospective methods under the provisions of SFAS 148, entitled Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation cost recorded in the first quarters of 2005 and of 2004 was not material. At March 31, 2005, Energy Group had an equity-based employee compensation plan described more fully in Note 5 - "Equity-Based Compensation Incentive Plans."

FIN 46R - Consolidation of Variable Interest Entities

      Reference is made to the subcaption "FIN 46 - Consolidation of Variable Interest Entities" under the caption "New Accounting Standards and Other FASB Projects - Standards Implemented" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any variable interest entities that currently require consolidation under the provisions of FIN 46R.

Reclassification

      Certain amounts in the 2004 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 12 - "Segments and Related Information" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Energy Group's reportable operating segments are the regulated electric and natural gas operations of Central Hudson and the unregulated fuel oil distribution activities of CHEC. The "Unregulated - Other" segment is comprised of the investment and business development activities of Energy Group and the energy efficiency and investment activities of CHEC. The fuel oil distribution segment currently operates in the Northeast and Mid-Atlantic regions of the United States.

      Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, property common to both electric and natural gas segments, and the depreciation of common property have been allocated to those segments in accordance with practices established for regulatory purposes.

      Central Hudson's and CHEC's operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

CH Energy Group, Inc. Segment Disclosure

------------------------------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended March 31, 2005
                                 ---------------------------------------------------------------------------------------------------
 (In Thousands, Except
  Earnings Per Share)
------------------------------------------------------------------------------------------------------------------------------------
                                          Regulated                         Unregulated                Eliminations          Total
------------------------------------------------------------------------------------------------------------------------------------
                                                    Natural         Fuel Oil
                                  Electric            Gas         Distribution         Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers               $  126,658       $   63,430       $   95,756       $      245          $       --        $  286,089
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                     3              167               --               --                (170)               --
   Total revenues                $  126,661       $   63,597       $   95,756       $      245          $     (170)       $  286,089
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                            $   12,839       $   12,239       $    7,770       $    1,263          $       --        $   34,111
------------------------------------------------------------------------------------------------------------------------------------
Net income                       $    7,494       $    7,254       $    4,663       $      928          $       --        $   20,339
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Diluted                          $     0.47       $     0.46       $     0.30       $     0.05(1)       $       --        $     1.28
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at
March 31, 2005                   $  781,049       $  265,283       $  149,049       $  116,230          $     (791)       $1,310,820
------------------------------------------------------------------------------------------------------------------------------------

      (1) The amount attributable to CHEC's other business activities was $0.01; the balance of $0.04 was related to Energy Group's investment and business development activities.

------------------------------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended March 31, 2004
                                 ---------------------------------------------------------------------------------------------------
 (In Thousands, Except
  Earnings Per Share)
------------------------------------------------------------------------------------------------------------------------------------
                                          Regulated                         Unregulated                Eliminations          Total
------------------------------------------------------------------------------------------------------------------------------------
                                                    Natural         Fuel Oil
                                  Electric            Gas         Distribution         Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers               $  119,269       $   58,704       $   84,782       $      238          $       --        $  262,993
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                     3              150               --               --                (153)               --
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                $  119,272       $   58,854       $   84,782       $      238          $     (153)       $  262,993
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                            $   16,131       $   11,969       $   10,116       $    1,046          $       --        $   39,262
------------------------------------------------------------------------------------------------------------------------------------
Net income                       $    9,364       $    6,882       $    6,070       $      673          $       --        $   22,989
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Diluted                          $     0.59       $     0.44       $     0.38       $     0.04(1)       $       --        $     1.45
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at
March 31, 2004                   $  827,688       $  245,004       $  143,574       $  121,187          $     (460)       $1,336,993
------------------------------------------------------------------------------------------------------------------------------------

      (1) The amount attributable to CHEC's other business activities was $0.01; the balance of $0.03 was related to Energy Group's investment activities.

Central Hudson Gas & Electric Corporation Segment Disclosure

----------------------------------------------------------------------------------------------------------------------
          (In Thousands)                                        Quarter Ended March 31, 2005
----------------------------------------------------------------------------------------------------------------------
                                                                   Natural
                                             Electric                Gas             Eliminations              Total
----------------------------------------------------------------------------------------------------------------------
Revenues from external customers            $  126,658           $   63,430           $       --            $  190,088
----------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                3                  167                 (170)                   --
----------------------------------------------------------------------------------------------------------------------
   Total Revenues                           $  126,661           $   63,597           $     (170)           $  190,088
----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                $   13,021           $   12,299           $       --            $   25,320
----------------------------------------------------------------------------------------------------------------------
Net Income                                  $    7,676           $    7,314           $       --            $   14,990
----------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock           $    7,494           $    7,254           $       --            $   14,748
----------------------------------------------------------------------------------------------------------------------
Segment Assets at March 31, 2005            $  781,049           $  265,283           $       --            $1,046,332
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
          (In Thousands)                                         Quarter Ended March 31, 2004
----------------------------------------------------------------------------------------------------------------------
                                                                   Natural
                                             Electric                Gas             Eliminations              Total
----------------------------------------------------------------------------------------------------------------------
Revenues from external customers            $  119,269           $   58,704           $       --            $  177,973
----------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                3                  150                 (153)                   --
----------------------------------------------------------------------------------------------------------------------
   Total Revenues                           $  119,272           $   58,854           $     (153)           $  177,973
----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                $   16,313           $   12,029           $       --            $   28,342
----------------------------------------------------------------------------------------------------------------------
Net Income                                  $    9,546           $    6,942           $       --            $   16,488
----------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock           $    9,364           $    6,882           $       --            $   16,246
----------------------------------------------------------------------------------------------------------------------
Segment Assets at March 31, 2004            $  827,688           $  245,004           $       --            $1,072,692
----------------------------------------------------------------------------------------------------------------------

NOTE 4 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

      Reference is made to the captions "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

FIN 47 - Accounting for Conditional Asset Retirement Obligations

      In March 2005, the FASB issued Interpretation No. 47, entitled Accounting for Conditional Asset Retirement Obligations ("FIN 47"), which clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred: generally upon acquisition, construction, or development and/or through normal operation of the asset. Diverse accounting practices have developed with respect to the timing of liability recognition for these legal obligations based on whether the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for years ending after December 31, 2005. The implementation of FIN 47 is not expected to have any material impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Equity-Based Compensation

      In March 2005, the Securities and Exchange Commission ("SEC") approved a new rule that amended the compliance dates for public companies implementing FASB Statement No. 123(R), entitled Accounting for Stock-Based Compensation ("SFAS 123(R)"). For public companies, the new ruling makes the effective date beginning the first annual, rather than interim, period beginning after June 15, 2005, giving an additional six months to develop an implementation plan for most companies. In addition, the delayed effective date will alleviate the potential problem of comparability between quarterly reports that may have arisen. Until the time of the new effective date for SFAS 123(R), the provisions of SFAS 123 will remain in effect.

      For Energy Group, the effective date for the new accounting and disclosure requirements under SFAS 123(R) is January 1, 2006.

      The SEC also released Staff Accounting Bulletin No. 107, which provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123(R).

      Energy Group adopted the fair value method of accounting for equity-based compensation under the provisions of SFAS 123 in the first quarter of 2003. It is not anticipated that the adoption of SFAS 123(R) will significantly impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

NOTE 5 - EQUITY-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 10 - "Equity-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan ("Plan") described therein.

      Performance shares were granted, in aggregate, to executives covered under the Plan in the amount of 14,800 shares, 29,300 shares, and 23,000 shares on January 1, 2003, January 1, 2004, and January 1, 2005, respectively. As of March 31, 2005, the number of these performance shares that remain outstanding are as follows: 9,700 from the January 1, 2003, grant; 19,800 from the January 1, 2004, grant; and

23,000 from the January 1, 2005, grant. The ultimate number of shares awarded is based on metrics established by Energy Group's Board of Directors at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to its award. The amounts recorded for the quarter-ended March 31, 2005, or the quarter ended March 31, 2004, were not material.

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group and its subsidiaries under the Plan as of March 31, 2005, is as follows:

                                                      Weighted       Weighted
                                                      Average        Average
                                                      Exercise      Remaining
                                        Shares         Price      Contract Life
                                     ------------------------------------------
Outstanding at 12/31/04                   91,400    $    45.15            6.75
         Granted                              --            --              --
         Exercised                        (9,220)        43.64
         Forfeited                            --            --
                                     -----------    ----------      ----------
Outstanding at 3/31/05                    82,180    $    45.32      6.58 years
                                     ===========    ==========      ==========

Total Shares Outstanding              15,762,000
Potential Dilution                           0.5%

      A total of 9,220 non-qualified stock options were exercised during the quarter ended March 31, 2005. These options had exercise prices of $31.94 and $44.06.

      In addition, effective January 1, 2003, Energy Group adopted the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, employee stock option grants and other stock-based compensation are expensed over their respective vesting periods based on the fair value at the date the stock-based compensation is granted. Compensation expense recorded for the quarters ended March 31, 2005, and 2004, resulting from the implementation of fair value accounting for stock options was not material.

      The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2005, by exercise price:

                                             Weighted Average
                                                Remaining
                        Number of Options      Contractual     Number of Options
      Exercise Price      Outstanding         Life in Years       Exercisable
      --------------      -----------         -------------       -----------
          $31.94             5,320                4.75                 5,320
          $44.06            39,960                5.75                37,992
          $48.62            36,900                7.75                24,480
                            ------                ----                ------
                            82,180                6.58                67,792

NOTE 6 - INVENTORY

Inventory for Central Hudson is valued at average cost. Inventory for CHEC is valued using the "first-in, first-out" (or "FIFO") inventory method.

   -----------------------------------------------------------------------------
                                                             Energy Group
   -----------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         2005           2004
   -----------------------------------------------------------------------------
    (In Thousands)
   -----------------------------------------------------------------------------

    Natural Gas                                       $    4,261     $   10,856
   -----------------------------------------------------------------------------

    Petroleum Products and Propane                         3,222          3,389
   -----------------------------------------------------------------------------

    Materials and Supplies                                 7,455          7,214
   -----------------------------------------------------------------------------

   -----------------------------------------------------------------------------
    Total                                             $   14,938     $   21,459
   -----------------------------------------------------------------------------

   -----------------------------------------------------------------------------
                                                            Central Hudson
   -----------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         2005           2004
   -----------------------------------------------------------------------------
    (In Thousands)
   -----------------------------------------------------------------------------

    Natural Gas                                       $    4,261     $   10,856
   -----------------------------------------------------------------------------

    Petroleum Products and Propane                           632            613
   -----------------------------------------------------------------------------

    Materials and Supplies                                 5,901          5,738
   -----------------------------------------------------------------------------

   -----------------------------------------------------------------------------
    Total                                             $   10,794     $   17,207
   -----------------------------------------------------------------------------

NOTE 7 - POST-EMPLOYMENT BENEFITS

      The following are the components of Central Hudson's net periodic benefits costs for its Pension and Other Post-Employment Benefits (the latter, "OPEB") plans for the quarters ended March 31, 2005, and 2004. The OPEB amounts for both years reflect the effect of the Medicare Act under the FASB issued provisions of FSP 106-2, entitled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

                                                          Quarter Ended March 31,
                                                  Pension Benefits                    OPEB
                                              ----------------------        ----------------------
                                                2005           2004           2005           2004
                                                  (In Thousands)                (In Thousands)
                                              ----------------------        ----------------------
Service cost                                  $ 1,837        $ 1,739        $   968        $   829

Interest cost                                   5,489          5,378          2,395          2,252

Expected return on plan assets                 (5,808)        (5,510)        (1,279)        (1,296)

Amortization of:
     Prior service cost                           535            538            (37)           (37)
     Transitional (asset) or obligation            --             --            642            641

Recognized actuarial (gain) or loss             3,331          2,209          1,669            734
                                              -------        -------        -------        -------

Net periodic benefit cost                     $ 5,384        $ 4,354        $ 4,358        $ 3,123
                                              =======        =======        =======        =======

      Decisions to fund the pension plan are made annually and are primarily affected by the discount rate used to determine benefit obligations and the projection of pension plan assets. Contributions would be made to eliminate any Pension Benefit Guaranty Corporation variable rate premiums or to maintain a 90% gateway current liability funded level. Central Hudson does not presently anticipate a contribution to the pension plan in 2005.

      Employer contributions made during the quarter ended March 31, 2005, for OPEB totaled $952,000. The total contribution expected to be made in 2005 will be determined based on the maximum tax-deductible contribution, which is expected to approximate $6 million.

      For additional information related to pensions and OPEB, please see Note 9
- "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report, and to which reference is made.

Asbestos Litigation

      For a discussion of lawsuits against Central Hudson involving asbestos, see Note 11 - "Commitments and Contingencies" under the caption "Asbestos Litigation" in the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      As of April 15, 2005, of the 3,219 cases brought against Central Hudson, 1,524 remain pending. Of the 1,695 cases no longer pending against Central Hudson, 1,551 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 144 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the cost which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of Energy Group's or Central Hudson's financial position or results of operations.

Environmental Matters

      For a discussion of Central Hudson's environmental matters see Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements under the caption "Environmental Matters" of the Corporations' 10-K Annual Report.

Central Hudson:

      Former Manufactured Gas Plant Facilities

      City of Newburgh: Reference is made to the discussion under the subcaption "Central Hudson - Former Manufactured Gas Plant Facilities - City of Newburgh" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. On February 24, 2005, the New York State Department of Environmental Control ("DEC") issued a Proposed Remedial Action Plan ("PRAP") for public review and comment. The PRAP proposes a $22.9 million remediation plan, which is similar in scope to one previously submitted by Central Hudson, although it also includes a contingency fund and a projected expense for continued maintenance and monitoring at the site. The PRAP was the subject of a public meeting in the City of Newburgh on March 17, 2005. A public comment period remained open until April 30, 2005. After the public comment period ends, the DEC will issue a Record of Decision ("ROD") that will specify a remediation plan for Central Hudson's implementation. It is anticipated that a ROD will be issued by the DEC in the second quarter of 2005. Neither Energy Group nor Central Hudson can make any prediction as to the full financial effect of this matter on either Energy Group or Central Hudson, including the extent, if any, of insurance reimbursement and including implementation of environmental cleanup under the Order on Consent. However, Central Hudson has put its insurers on notice of this matter and intends to seek reimbursement from its insurers for the cost of any liability. Two of the insurers have denied coverage. Subject to the provisions of a PSC Order issued on June 3, 1997, the costs of remediation are being deferred in anticipation of future rate recovery.

      Other MGP Sites: Reference is made to the discussion under the subcaption "Central Hudson - Former Manufactured Gas Plant Facilities - Other MGP Sites" in
Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. Central Hudson had requested that the Voluntary Cleanup Agreement covering the North Water Street site be converted into a Brownfield Cleanup Agreement under New York State's new Brownfield Cleanup Program. The execution of the Brownfield Cleanup Agreement with the DEC, which was expected to occur in the first quarter of 2005, is now expected to occur in the second quarter of 2005. Central Hudson believes that if a Brownfield Cleanup Agreement is executed, it is unlikely to significantly change the amount or cost of any potential remediation of the North Water Street site, but will permit the recovery by Central Hudson of some of the remediation costs through tax credits.

      Orange County Landfill

      Reference is made to the discussion under the subcaption "Orange County Landfill" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The Tolling Agreement dated September 7, 2001, whereby Central Hudson agreed to toll the applicable statute of limitations by certain state agencies against Central Hudson for certain alleged causes of action, was extended to November 30, 2005. Neither Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

CHEC:

      Reference is made to the discussion under the caption "CHEC" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant, located in West Virginia. Griffith anticipates that less than $50,000 will be expended in 2005 on oil site remediation efforts.

Other CHEC Matter

      Reference is made to the discussion under subcaption "Other CHEC Matter" in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. In September 2004, the State of Maryland issued a Notice of Assessment for Motor Fuel Tax to Griffith in the amount of $2.5 million for the period from 2001 to 2003. As of December 2004, Griffith had reserved $500,000 for this assessment. Griffith has since paid $528,000 to the State of Maryland and settled the claim in full.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      Earnings per share (basic) for the first quarter of 2005 for Energy Group were $1.29 per share versus the $1.46 per share earned during the first quarter of 2004, a decline of $0.17. The primary drivers of the decrease were the anticipated expiration of a multi-year amortization of gains from the sale of Central Hudson's major generating assets, increased expenses for electric service restoration following storms, and lower delivery volumes within its fuel oil delivery business units.

      First-quarter results were impacted by increased expenses from restoring service to Central Hudson's electric customers following several winter storms, as well as reduced delivery volumes experienced by the competitive business subsidiaries due to customer attrition and conservation associated with record oil prices. However, on the positive side, Central Hudson saw continued strong trend growth in its regulated electric and natural gas utility sales. Operating expenses, other than those associated with storm recovery, were well controlled.

      Energy Group believes it will still achieve its targeted, full-year earnings projections, despite the events of the first quarter. Earnings for the fuel delivery segment could fall slightly below the target range, but it is expected that projected earnings from both Central Hudson and parent Energy Group segments will be strong enough to maintain Energy Group's consolidated earnings for 2005 within the target range of $2.55 to $2.75 per share.

Regulated Electric and Gas Business

      Central Hudson's contribution to first quarter earnings was $0.94 per share, a decrease of $0.09 from the $1.03 per share posted during the same period of 2004. Electric and natural gas revenues increased by $12.1 million between the first quarters of 2004 and 2005, of which $9.4 million related to the recovery of the costs of electricity and natural gas from customers. The number of electric and natural gas customers grew by nearly 2% during the period. Total utility expenses, however, grew by $11.1 million to $172 million compared to the first quarter of 2004, due largely to price increases for natural gas and electricity purchased on behalf of customers and service restoration following storms. First-quarter earnings in 2004 also contained $0.09 per share from the last installment of an $18-million (net of tax) incentive associated with the sale of Central Hudson's major generating assets and $0.04 per share from a regulatory revenue restoration mechanism that was not in place during the first quarter 2005.

Unregulated Fuel Distribution Businesses

      The fuel oil distribution businesses of CHEC contributed $0.30 per share to the quarterly results, down $0.09 from the $0.39 per share posted in the first quarter of 2004. The decline in earnings resulted largely from apparent price-induced conservation and fuel switching by customers, as well as customer attrition, in an environment of high oil prices.

Unregulated - Other Businesses

      The holding company, Energy Group, and CHEC partnership investments contributed $0.05 per share to earnings during the first quarter, which was $0.01 above the same period for 2004. Increases in interest rates for investments were somewhat offset by expenses associated with the cost of developing new business ventures.

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first three months of 2005 contributed to the increase in the book value per share of its Common Stock from $31.31 at December 31, 2004, to $32.07 at March 31, 2005; the common equity ratio increased from 58.3% at December 31, 2004, to 59% at March 31, 2005.

      Both Energy Group's and Central Hudson's liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows and as discussed below.

      The principal factors affecting Energy Group's liquidity are the dividends it pays to its shareholders and, as it relates to both Central Hudson and CHEC, cash flows generated from operations and capital expenditures. Central Hudson's liquidity is affected by dividends paid to Energy Group and also its debt obligations.

      Central Hudson's cash flows from operating activities reflect principally its energy sales and deliveries and costs of operations. The volume of energy sales and deliveries is dependent primarily on factors external to Central Hudson, such as weather and economic conditions. Prices at which Central Hudson provides energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity, fuel, and natural gas may affect the timing of cash flows but not net income because these costs are fully recovered through its electric and natural gas cost adjustment mechanisms.

      Central Hudson's cash flows are also affected by other regulatory deferral mechanisms whereby cash may be expended in one period and recovery of the cash from customers may not occur until a subsequent period.

      Changes in Energy Group's cash and temporary cash investments resulting from operating, investing, and financing activities for the quarters ended March 31, 2005, and March 31, 2004, are summarized in the following chart.

------------------------------------------------------------------------------------
                                       First Quarter   First Quarter      Variance
Energy Group                               2005             2004       2005 vs. 2004
------------------------------------------------------------------------------------
                                                (Millions of Dollars)
------------------------------------------------------------------------------------
Operating Activities                     $   15.0        $   34.7        $  (19.7)
------------------------------------------------------------------------------------
Investing Activities                        (13.5)          (16.2)            2.7
------------------------------------------------------------------------------------
Financing Activities                        (10.5)          (17.7)            7.2
------------------------------------------------------------------------------------
Net change for the period                    (9.0)            0.8            (9.8)
                                         --------        --------        --------
------------------------------------------------------------------------------------
Balance at beginning of period              119.1           125.8            (6.7)
                                         --------        --------        --------
------------------------------------------------------------------------------------
Balance at end of period                 $  110.1        $  126.6        $  (16.5)
                                         ========        ========        ========
------------------------------------------------------------------------------------

      Energy Group's net cash flows provided by operating activities in the first quarter of 2005 were $19.7 million lower as compared to the first quarter of 2004. Cash flow decreased primarily because of a large increase in customer accounts receivable and the absence of proceeds from the sale of emission allowances in 2004 by Central Hudson. The large increase in customer accounts receivable is a reflection of higher amounts billed to customers by Central Hudson and by CHEC's fuel oil distribution companies for purchased electricity, natural gas, and petroleum products, due largely to an increase in the wholesale cost of each as compared to the same period in 2004. Increased sales for Central Hudson also contributed to this increase in accounts receivable, reflecting customer growth for residential and commercial customers and the absence of the 2001 amended Utility Service Tax refund that Central Hudson received in 2004. Slightly offsetting these decreases in cash flow was a reduction in costs related to various programs funded by the Customer Benefit Fund, including customer refunds for electric customers and pension and OPEB offsets.

      As authorized in the 2004 Joint Proposal approved by the PSC, deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow. The total amount offset in the first quarter of 2005 was $3 million. Central Hudson will continue to use the Customer Benefit Fund to offset the cost of various programs, subject to certain limitations. For further details see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas" in the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Net cash flows related to investing activities were $2.7 million higher in the first quarter of 2005 as compared to the first quarter of 2004, as a result of decreased expenditures related to property, plant and equipment.

      Net cash flows related to financing activities were $7.2 million higher in the first quarter of 2005 as compared to the first quarter of 2004. The resulting increase in cash flows was primarily driven by lower net repayments of short-term debt by Central Hudson in the first quarter of 2005 as compared to the same quarter of 2004. There were no issuances of medium-term notes in the first quarter of 2005 by Central Hudson and in the first quarter of 2004 there were issuances of $7 million.

      Energy Group has a $75 million revolving credit facility with several commercial banks. The credit facility was amended on April 27, 2005, extending the termination date until April 27, 2010.

      At March 31, 2005, Energy Group had no current maturities of long-term debt and $10 million of short-term debt outstanding. Cash and cash equivalents for Energy Group were $110.1 million at March 31, 2005.

      Changes in Central Hudson's cash and temporary cash investments resulting from operating, investing, and financing activities for the quarters ended March 31, 2005, and March 31, 2004, are summarized in the following chart.

----------------------------------------------------------------------------------------
                                         First Quarter    First Quarter      Variance
Central Hudson                               2005             2004        2005 vs. 2004
----------------------------------------------------------------------------------------
                                                     (Millions of Dollars)
----------------------------------------------------------------------------------------
Operating Activities                       $   18.5         $   33.3         $  (14.8)
----------------------------------------------------------------------------------------
Investing Activities                          (12.9)           (15.2)             2.3
----------------------------------------------------------------------------------------
Financing Activities                          (10.7)           (17.9)             7.2
----------------------------------------------------------------------------------------
Net change for the period                      (5.1)             0.2             (5.3)
                                           --------         --------         --------
----------------------------------------------------------------------------------------
Balance at beginning of period                  8.2             12.7             (4.5)
                                           --------         --------         --------
----------------------------------------------------------------------------------------
Balance at end of period                   $    3.1         $   12.9         $   (9.8)
                                           ========         ========         ========
----------------------------------------------------------------------------------------

      Central Hudson's net cash flows provided by operating activities in the first quarter of 2005 were $14.8 million lower as compared to the first quarter of 2004, for the reasons indicated in the discussion of Energy Group's net cash flows provided by operating activities.

      Net cash flows related to investing activities were $2.3 million higher in the first quarter of 2005 as compared to the first quarter of 2004 as a result of decreased expenditures related to property, plant and equipment.

      Net cash flows related to financing activities were $7.2 million higher in the first quarter of 2005 as compared to the first quarter of 2004. The resulting increase in cash flows was primarily driven by lower net repayments of short-term debt in 2005 as compared to the same quarter of 2004. There were no issuances of medium-term notes in the first quarter of 2005 and in the first quarter of 2004 there were issuances of $7 million.

      As of March 31, 2005, Central Hudson had short-term debt outstanding of $10 million and cash and cash equivalents of $3.1 million. Central Hudson has a $75 million revolving credit agreement with a group of commercial banks. Central Hudson also has committed short-term credit facilities totaling $1 million with a regional bank and certain uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing. Existing PSC authorization limits the amount of short-term borrowing Central Hudson may have outstanding at any time to $77 million in aggregate.

      Central Hudson's current senior unsecured debt ratings/outlook is A2/stable by Moody's Investors Service and A/stable by both Standard and Poor's Corporation and by Fitch Ratings.

      Each of Energy Group and Central Hudson believes that it will be able to meet its reasonably likely short-term and long-term cash requirements, assuming that Central Hudson's current and future rate plans reflect the costs of service, including a reasonable return on invested capital.

      CHEC has a $15 million line of credit with a commercial bank and, as of March 31, 2005, there was no outstanding balance.

      Energy Group and certain of the competitive business subsidiaries have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes. In addition, Energy Group agreed to guarantee the post-closing obligations of CH Services under the agreement related to the sale of CH Resources, which guarantee now applies to CHEC. Reference is made to Note 1 - "Summary of Significant Accounting Policies" under the captions "Parental Guarantees" and "Product Warranties" and to Note 11
- "Commitments and Contingencies" under the caption "CHEC" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      The guarantees described have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At March 31, 2005, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $6.1 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in the Energy Group's Consolidated Balance Sheet. Energy Group's approximate aggregate potential liability for product warranties at March 31, 2005, has not changed from that reported at December 31, 2004, which was $504,000.

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4 million shares, or approximately 25%, of its outstanding Common Stock over the five years beginning August 1, 2002. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million. No shares were repurchased during the three months ended March 31, 2005, or for the twelve months ended December 31, 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in regulated and competitive energy-related businesses. Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

EARNINGS PER SHARE

      Energy Group's consolidated earnings per share (basic) for the first quarter of 2005 were $1.29 versus $1.46 for the first quarter of 2004, a decrease of $0.17 per share.

      Earnings for Central Hudson decreased $0.09 per share due to the following:

      o $0.09 per share due to the completion of the amortization of Central Hudson's share of the gain from the 2001 sale of its interest in major generating assets. This gain was recorded as deferred income beginning July 1, 2001, and its amortization was completed in December 2004.

      o $0.05 per share from an increase in operating expenses mostly related to storm restoration efforts in March 2005.

      o $0.04 per share from an increase in property taxes and depreciation and amortization of utility plant assets.

      Partially offsetting these decreases were the following:

      o An increase of $0.03 per share from an increase in electric net operating revenues from sales, net of the cost of purchased electricity, purchased fuel, and revenue taxes. The increase in sales was attributable to increased usage by existing industrial customers and customer growth for residential and commercial sales.

      o A favorable impact of $0.03 per share from certain electric and natural gas regulatory mechanisms, primarily lower shared earnings for electric and natural gas operations, which were partially offset by the absence of the amortization of previously deferred electric and natural gas delivery revenues that ended June 30, 2004. Both electric and natural gas shared earnings decreased largely due to lower ratemaking operating income and a change in the sharing arrangements effective July 1, 2004.

      o An increase of $0.01 per share from natural gas net operating revenues from sales, net of the cost of natural gas and revenue taxes. Sales to residential and commercial customers, largely space heating sales, increased mostly due to customer growth. The increase in sales also reflects an increase in usage by existing industrial customers.

      o An increase of $0.02 per share from the net effect of various other items including a reduction in income taxes partially offset by an increase in interest charges due to the issuance of long-term debt in February and November of 2004.

      Earnings from CHEC's unregulated fuel oil distribution companies decreased $0.09 per share for the quarter ended March 31, 2005, as compared to last year due to a decrease in gross margins (revenues net of fuel and other related expenses). The reduction resulted from lower volumes related to customer attrition, price-induced customer conservation and fuel switching, and milder weather. The reduction in earnings was partially offset by higher margins in 2005 as compared to 2004.

      The balance of Energy Group's unregulated activities for the quarter ended March 31, 2005 contributed an additional $0.01 per share to earnings as compared to the same period in 2004, due to an increase in investment income from short-term investments held by Energy Group, the holding company. The increase in earnings reflects higher investment returns due to higher interest rates.

RESULTS OF OPERATIONS

      The following discussion and analyses includes explanations of significant changes in revenues and expenses between the three-month period ended March 31, 2005, and the three-month period ended March 31, 2004, for Energy Group, Central Hudson, and CHEC.

OPERATING REVENUES

      Energy Group's operating revenues increased $23.1 million, or 8.8%, for the first quarter of 2005 as compared to the same period in 2004. Details of these revenue changes by electric, natural gas, and unregulated subsidiaries are as follows:

-----------------------------------------------------------------------------------------------------
                                               2005/2004 INCREASE (DECREASE)
(Thousands of Dollars)                       THREE MONTHS ENDED MARCH 31, 2005
----------------------------------------------------------------------------------------------------
                                                                   Unregulated
-----------------------------------------------------------------------------------------------------
                                                Natural        Fuel Oil
                            Electric             Gas         Distribution      Other       Total
-----------------------------------------------------------------------------------------------------
Customer Sales               $  1,104(a)      $  1,213(b)      $ 10,974     $      7     $ 13,298
-----------------------------------------------------------------------------------------------------
Sales to Other Utilities          189               54               --           --          243
-----------------------------------------------------------------------------------------------------
Energy Cost Adjustment          6,247            3,125               --           --        9,372
-----------------------------------------------------------------------------------------------------
Deferred Revenues(c)              129              651               --           --          780
-----------------------------------------------------------------------------------------------------
Miscellaneous                    (280)            (317)              --           --         (597)
-----------------------------------------------------------------------------------------------------
       Total                 $  7,389         $  4,726         $ 10,974     $      7     $ 23,096
-----------------------------------------------------------------------------------------------------

(a) Includes an offsetting restoration of amounts from Central Hudson's Customer Benefit Fund (described under the captions "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings - Electric and Natural Gas" in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report) for customer refunds to all customers and back-out credits for retail access customers.

(b)   Includes both firm and interruptible customers.

(c) Includes the restoration of other revenues from Central Hudson's Customer Benefit Fund for other authorized programs and the restoration of previously deferred delivery revenues, and the deferral of electric and natural gas shared earnings in accordance with the provisions of Central Hudson's current rate agreement with the PSC (described in Note 2 - "Regulatory Matters" of the Corporations' 10-K Annual Report).

      Central Hudson's electric and natural gas operating revenues increased $12.1 million, or 6.8%, from $178 million in 2004 to $190.1 million in 2005. Electric revenues increased $7.4 million, or 6.2%, and natural gas revenues increased by $4.7 million, or 8.1%, due primarily to an increase in electric and natural gas sales and an increase in amounts collected through Central Hudson's cost adjustment mechanisms to recover its costs of purchased electricity and natural gas.

      Operating revenues for CHEC's fuel oil distribution operations increased $11 million, or 13%, from $84.8 million for the quarter ended March 31, 2004, to $95.8 million for the quarter ended March 31, 2005. The increase in revenues primarily reflects an increase in the average selling price of petroleum in 2005 in comparison to 2004 due to an increase in wholesale costs. The increase is partially offset by a reduction in petroleum volumes due to customer attrition, price-induced customer conservation and fuel switching, and milder weather in the first quarter of 2005 in comparison to the same period in 2004.

DELIVERY OF ELECTRICITY AND NATURAL GAS

      Central Hudson's deliveries vary in response to weather conditions. Electric deliveries peak in the summer, and natural gas deliveries peak in the winter.

      Total kilowatthour deliveries of electricity within Central Hudson's service territory increased 2% and firm deliveries of natural gas increased 2% in the first quarter of 2005 as compared to the first quarter of 2004. Changes in Central Hudson's electric and natural gas deliveries from last year by major customer classifications are set forth below.

                                              INCREASE (DECREASE) FROM 2004
                                              -----------------------------
                                                3 MONTHS ENDED MARCH 31
                                                -----------------------
                                               Electric       Natural Gas
                                               --------       -----------
Residential.....................                  2%                1%
Commercial......................                  3%                4%
Industrial......................                  2%                3%
Interruptible...................                 N/A               11%

      Sales to electric residential and commercial customers increased due to customer growth, which more than offset the impact on sales from a 3% drop in electric billing heating degree-days from the prior year. The change in industrial sales is due primarily to an increase in usage by a large industrial customer.

      Deliveries of natural gas to firm Central Hudson customers also increased 2% in 2005 as compared to the same period in 2004. Despite a decrease in natural gas billing heating degree-days of 4%, sales to residential customers increased 1% while sales to commercial customers increased 4%, both due largely to customer growth. Industrial sales, which were 4% of total firm sales in the quarters ended March 31, 2005, and 2004, increased 3%. Interruptible sales increased 11% due to a greater availability of natural gas for use by interruptible customers resulting from the lower billing degree-days.

SALES - COMPETITIVE BUSINESS SUBSIDIARIES

      Sales of petroleum products by CHEC's fuel oil distribution companies decreased by 8.5 million gallons, or 14%, from 59.1 million gallons in the first quarter of 2004 to 50.6 million gallons in the first quarter of 2005.

      Nearly half of the variation was reduced sales to lower margin commercial customers with dual fuel capabilities. The primary alternative fuel, natural gas, had a price advantage in the fuel distribution companies' markets due to high oil prices during the quarter.

      The remaining variation was attributed primarily to residential customers and delivered motor fuels. The variation from residential customer gallons was driven by price-induced conservation efforts and customer attrition. Also, the fuel oil distribution companies implemented a marketing strategy focused on service-oriented accounts rather than price-sensitive accounts, contributing to attrition. Delivered motor fuel gallons were lower as a result of conservation in reaction to high retail gasoline prices.

      Weather in the fuel distribution companies' markets also contributed to a year-over-year decrease in gallons used for heating. Temperatures were warmer in the first quarter of 2005, as evidenced by a 2% decrease in heating degree-days in the first quarter of 2005 as compared to the same period in 2004.

OPERATING EXPENSES

      Central Hudson's total operating expenses, including income taxes, increased $11.1 million, or 6.9%, from $160.9 million in the first quarter of 2004 to $172 million in the first quarter of 2005. The increase in operating expenses largely results from an increase in purchased electricity and natural gas expense. Purchased electricity and natural gas expense increased $6.3 million and $3.7 million, respectively, due largely to an increase in the wholesale cost of electricity and natural gas. The increase in the cost of natural gas also reflects an increase in volumes purchased due to an increase in sales to full service customers. Other operating expenses increased $1.1 million due primarily to an increase in the cost of storm restoration, an increase in depreciation and amortization of utility plant, and an increase in property taxes. This increase was partially offset by a reduction in income taxes due to a decrease in taxable income.

      Operating expenses for the fuel oil distribution subsidiaries, including income taxes, increased $12.2 million, or 15.6%, from $78.2 million in the first quarter of 2004 to $90.4 million in the first quarter of 2005 due to an increase in purchased petroleum expense. The cost of petroleum increased $13.6 million due primarily to an increase in the wholesale cost of petroleum in 2005 as compared to 2004. The increase was partially offset by a reduction in other expenses of operation of $500,000 partially due to a decrease of distribution costs related to lower volumes sold. Also offsetting the increase in petroleum costs was a reduction in income taxes of $900,000 resulting from lower taxable income.

OTHER INCOME

      Other income for Central Hudson decreased $3.3 million in the first quarter of 2005 as compared to the same period in 2004 due to the completion of the amortization in December 2004 of Central Hudson's share of the gain from the 2001 sale of its interests in its major generating assets and a reduction in carrying charges due from customers related to pension costs. In Central Hudson's 2004 Joint Proposal, the PSC authorized the use of the Customer Benefit Fund to offset pension under-collection balances, which reduced the balance upon which carrying charges for pension costs are determined. This reduction in carrying charges was offset by a reduction in carrying charges related to the Customer Benefit Fund as discussed below.

INTEREST CHARGES

      Interest charges for Central Hudson decreased $700,000 due primarily to a reduction of regulatory carrying charges resulting from the substantial use, by December 31, 2004, of the principal balance of the Customer Benefit Fund for customer refunds and other authorized programs. In accordance with Central Hudson's current settlement agreement, carrying charges were accrued on the unused balance for the future benefit of customers. This reduction in carrying charges was partially offset by an increase in interest charges on long-term debt due to the issuance of medium-term notes in February and November 2004.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Annual Report for a discussion of Energy Group's dividend payments. On March 24, 2005, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable May 2, 2005, to shareholders of record as of April 11, 2005.

OTHER MATTERS

      Changes in Accounting Standards: See Note 2 - "Summary of Significant Accounting Policies" and Note 4 - "New Accounting Standards and Other FASB Projects" for discussion of relevant changes.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Energy Group's and Central Hudson's ("Registrants") future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to: weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

RISK FACTORS

      Redeployment of Capital

      Energy Group is seeking to invest approximately $90 million in energy-related assets and/or utility assets. These funds were generated from the sales of Central Hudson's interests in its major generating assets and Energy Group's sale of CH Resources and are currently held in low risk and low return money market instruments and short-term securities. Investments in new business ventures may provide returns that are not commensurate with their risk profile, including potential losses or write offs, and they may cause Energy Group's earnings to be more volatile.

      Energy Group may not be successful in finding suitable new investments and, therefore, Energy Group may not achieve the earnings accretion such investments could produce.

      No projected income from such future investments in energy-related assets has been included in any earnings guidance issued to date by Energy Group for 2005.

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

      Unusual Temperatures in Central Hudson and CHEC's Service Territories Could Adversely Impact Earnings

      Central Hudson's service territory is the mid-Hudson Valley region. CHEC's subsidiaries serve the mid-Atlantic region and northeast U.S. These areas typically experience seasonal fluctuations in temperature. If, however, the regions were to experience unusually mild winters and/or cooler summers, Central Hudson's and CHEC's earnings could be adversely impacted. A considerable portion of Central Hudson's total electric deliveries is directly or indirectly related to weather-sensitive end uses such as air conditioning and space heating. Much of the fuel oil delivered by CHEC's subsidiaries is used for space heating, as is the majority of the natural gas delivered by Central Hudson. As a result, sales fluctuate and vary from normal expected levels based on variations in weather from normal seasonal levels. Such variations in sales volumes could affect results of operations significantly. Central Hudson and CHEC's subsidiaries have programs in place to constrain the potential variability in results of operations through the use of derivative instruments. However, no assurance can be given that suitable risk management instruments will remain available.

      Central Hudson's Rate Plans Limit its Ability to Pass Through Increased Costs to its Customers; If Central Hudson's Rate Plans Are Modified by State Regulatory Authorities, Central Hudson Revenues May Be Lower Than Expected

      As a transmission and distribution company delivering electricity and natural gas within New York State, Central Hudson is regulated by the PSC, which regulates retail rates, terms and conditions of service, various business practices and transactions, financings, and transactions between Central Hudson and Energy Group or Energy Group's competitive business subsidiaries. The PSC's Order Establishing Rates in Central Hudson's rate proceeding, which was issued on October 25, 2001, and became effective November 1, 2001, and the PSC's Joint Proposal Order issued on June 14, 2004, and effective July 1, 2004, (together the "Rate Plans") cover the rates Central Hudson can charge customers and contain a number of related provisions. Rates charged to customers generally may not be changed during the respective limited terms of the Rate Plans, other than for the recovery of energy costs and limited other exceptions. As a result, the Rate Plans may not reflect all of the increased construction and other costs that may be experienced after the date the Rate Plans became effective. The approval of new rate plans or changes to existing Rate Plans (including the modification or elimination of Central Hudson's energy cost adjustment clauses) could have a significant effect on Central Hudson's financial condition, results of operations, or cash flows. The current Rate Plans and material matters relating to potential rate changes are described in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The current Rate Plans permit Central Hudson to file for changes in rates at any time, but rates are generally not changed by the PSC until eleven months after the filing of proposed rate changes. Central Hudson expects to file for new retail rates within the next two-year period. Central Hudson cannot predict the rates that will be established by the PSC, or whether its business may be adversely affected by the rates determined, in such proceeding.

      Central Hudson Is Subject to Risks Relating to Asbestos Litigation and Manufactured Gas Plant Facilities

      Litigations have been commenced against Central Hudson arising from the use of asbestos at its previously owned major generating assets, and Central Hudson is involved in a number of matters arising from contamination at former manufactured gas plant sites. Reference is made to Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and in particular to the subcaptions in Note 11 regarding "Asbestos Litigation" and "Former Manufactured Gas Plant Facilities."

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to Part II, Item 7A of the Corporations' 10-K Annual Report for a discussion of market risk. There has been no material change in either the market risks or the practices employed by Energy Group and Central Hudson to mitigate these risks discussed in the Corporations' 10-K Annual Report. For related discussion on this activity, see, in the Consolidated Financial Statements of the Corporations' 10-K Annual Report, Note 1 - "Summary of Significant Accounting Policies" under the caption "Accounting for Derivative Instruments and Hedging Activities" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under subcaption "Capital Resources and Liquidity."

ITEM 4 - CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on that evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Registrants' controls and procedures are effective for recording, processing, summarizing, and reporting information required to be disclosed in their reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      A significant deficiency in general computer controls at one of Energy Group's fuel oil distribution subsidiaries was described in Item 9A of the Corporations' 10-K Annual Report. Substantial remediation of this deficiency has taken place and is expected to be completed by mid-year 2005. Access to programs and data by the software vendor is now restricted and controlled by the subsidiary. Employee access to programs and data is undergoing revision to limit the access to meet the needs of job classifications.

      Other than noted above, there were no changes to the Registrants' internal control over financial reporting that occurred during the Registrants' last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      For a discussion of certain legal proceedings and certain administrative matters involving Central Hudson and the competitive business subsidiaries, see
Note 8 - "Commitments and Contingencies," which discussion is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders of Energy Group was held on April 26, 2005. One matter voted upon at such meeting was the election of three nominees proposed as directors by the Board of Directors as Class II directors with terms expiring at the Annual Meeting of Shareholders to be held in 2008. No other nominees were proposed and these three nominees were elected. The total number of shares voted was 13,381,839. The number of shares voted for each of these directors and the number of shares withheld were as follows:

          --------------------------------------------------------------

             Name of Director       Shares For        Shares Withheld
          --------------------------------------------------------------

          Margarita K. Dilley       13,164,922            216,917
          --------------------------------------------------------------

          Steven M. Fetter          13,171,597            210,242
          --------------------------------------------------------------

          Stanley J. Grubel         13,175,822            206,017
          --------------------------------------------------------------

      There were no broker non-votes or abstentions on the matter submitted to a vote.

      The other directors of Energy Group are: Steven V. Lant, Heinz K. Fridrich, Edward F. X. Gallagher, E. Michel Kruse, and Jeffrey D. Tranen.

      A second matter voted upon at such meeting was the ratification of the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, as Energy Group's independent public accountants for 2005. Although shareholder ratification of the appointment is not required by law, the Board of Directors believes that it is good corporate governance to give shareholders an opportunity to ratify this selection. This proposal was ratified by a majority vote of 13,209,652 shares for, 64,844 shares against, and 107,343 shares abstaining. There were no broker non-votes on the matter submitted to a vote.

      Immediately following Energy Group's Annual Meeting of Shareholders, the Board of Directors elected Steven V. Lant as Chairman of the Board, President and Chief Executive Officer and Heinz K. Fridrich as Vice Chairman of the Board. The Board of Directors also made the following appointments: Christopher M. Capone, Chief Financial Officer and Treasurer; Carl E. Meyer, Executive Vice President; Joseph J. DeVirgilio, Jr., Executive Vice President - Corporate Services & Administration; Arthur R. Upright, Senior Vice President; Donna S. Doyle, Vice President - Accounting and Controller; Denise D. VanBuren, Vice President - Corporate Communications and Community Relations; Lincoln E. Bleveans, Secretary and Assistant Treasurer; and John E. Gould, Assistant Secretary.

      In addition, the Board of Directors designated Steven M. Fetter as Chairman of the Audit Committee; Stanley J. Grubel as Chairman of the Compensation Committee; Heinz K. Fridrich as Chairman of the Governance and Nominating Committee; and E. Michel Kruse as Chairman of the Strategy and Finance Committee.

      The Annual Meeting of the Shareholder of Central Hudson was held on March 16, 2005. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The sole shareholder of Central Hudson, Energy Group, voted all of its shares of Common Stock for the nominees. The directors are: Christopher M. Capone, Joseph J. DeVirgilio, Jr., Jack Effron, Steven V. Lant, Carl E. Meyer, and Arthur R. Upright.

      Immediately following Central Hudson's Annual Meeting of the Shareholder, Central Hudson's Board of Directors made the following appointments: Steven V. Lant as Chairman of the Board and Chief Executive Officer; Carl E. Meyer, President and Chief Operating Officer; Christopher M. Capone, Chief Financial Officer and Treasurer; Joseph J. DeVirgilio, Jr., Executive Vice President - Corporate Services and Administration; Arthur R. Upright, Senior Vice President
- Regulatory Affairs; Charles A. Freni, Senior Vice President - Customer Services; Donna S. Doyle, Vice President - Accounting and Controller; James P. Lovette, Vice President - Engineering and Environmental Affairs; Denise D. Van Buren, Vice President - Corporate Communications and Community Relations; Thomas
C. Brocks, Assistant Vice President - Human Resources; Lincoln E. Bleveans, Secretary and Assistant Treasurer; and John E. Gould, Assistant Secretary.

Item 6. Exhibits

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

   Exhibit No.
 Regulation S-K
    Item 601
   Designation                 Exhibit Description

12 Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1              Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1              Section 1350 Certification by Mr. Lant.

32.2              Section 1350 Certification by Mr. Capone.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunder duly authorized.

                                     CH ENERGY GROUP, INC.
                                           (Registrant)

                                     By:        /s/ Donna S. Doyle
                                        ----------------------------------------
                                                    Donna S. Doyle
                                     Vice President - Accounting and Controller


                                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                 (Co-Registrant)

                                     By:        /s/ Donna S. Doyle
                                        ----------------------------------------
                                                    Donna S. Doyle
                                      Vice President - Accounting and Controller

Dated: May 3, 2005

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

  Exhibit No.
Regulation S-K
   Item 601
  Designation               Exhibit Description

12 Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1              Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1              Section 1350 Certification by Mr. Lant.

32.2              Section 1350 Certification by Mr. Capone.