Form 10-Q
period 2005-06-30
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2005-08-05
CIK 1061393, 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................................June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to...........................

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

      Yes |_|    No |X|

      As of the close of business on August 1, 2005, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2)(a), (b) AND (c).

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

                                      INDEX

  PART I - FINANCIAL INFORMATION                                           PAGE
                                                                           ----
Item 1 - Consolidated Financial Statements (Unaudited)

       CH ENERGY GROUP, INC.
       Consolidated Statement of Income -                                     1
        Three Months Ended June 30, 2005, and 2004

       Consolidated Statement of Income -                                     2
        Six Months Ended June 30, 2005, and 2004

       Consolidated Statement of Comprehensive Income -                       3
        Three Months Ended June 30, 2005, and 2004

       Consolidated Statement of Comprehensive Income -                       3
        Six Months Ended June 30, 2005, and 2004

       Consolidated Balance Sheet - June 30, 2005,                            4
        December 31, 2004, and June 30, 2004

       Consolidated Statement of Cash Flows -                                 6
        Six Months Ended June 30, 2005, and 2004

       CENTRAL HUDSON GAS & ELECTRIC CORPORATION
       Consolidated Statement of Income -                                     7
        Three Months Ended June 30, 2005, and 2004

       Consolidated Statement of Income -                                     8
        Six Months Ended June 30, 2005, and 2004

       Consolidated Statement of Comprehensive Income -                       9
        Three Months Ended June 30, 2005, and 2004

       Consolidated Statement of Comprehensive Income -                       9
        Six Months Ended June 30, 2005, and 2004

       Consolidated Balance Sheet - June 30, 2005,                          10
        December 31, 2004, and June 30, 2004

       Consolidated Statement of Cash Flows -                               12
        Six Months Ended June 30, 2005, and 2004

       Notes to Consolidated Financial Statements (Unaudited)               13

                                      INDEX

      PART I - FINANCIAL INFORMATION                                       PAGE
                                                                           ----

Item 2 - Management's Discussion and Analysis of                            29
         Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                           48
         about Market Risk

Item 4 - Controls and Procedures                                            49

      PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  49

Item 4 - Submission of Matters to a Vote of Security Holders                49

Item 6 - Exhibits                                                           50

Signatures                                                                  51

Exhibit Index                                                               52

Certifications                                                              53

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

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                                    For the 3 Months Ended June 30,
                                                                                                      2005                   2004
                                                                                                   ---------              ---------
                                                                                                        (Thousands of Dollars)
Operating Revenues
  Electric ...........................................................................             $ 106,620              $  97,441
  Natural gas ........................................................................                31,142                 26,091
  Competitive business subsidiaries ..................................................                51,808                 41,822
                                                                                                   ---------              ---------
      Total Operating Revenues .......................................................               189,570                165,354
                                                                                                   ---------              ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ...........................................................                64,283                 55,317
    Purchased natural gas ............................................................                20,773                 16,066
    Purchased petroleum ..............................................................                39,869                 29,956
    Other expenses of operation - regulated activities ...............................                24,129                 24,507
    Other expenses of operation - competitive business subsidiaries ..................                12,184                 12,453
  Depreciation and amortization ......................................................                 9,102                  8,613
  Taxes, other than income tax .......................................................                 8,850                  7,702
                                                                                                   ---------              ---------
      Total Operating Expense ........................................................               179,190                154,614
                                                                                                   ---------              ---------

Operating Income .....................................................................                10,380                 10,740
                                                                                                   ---------              ---------

Other Income
  Interest on regulatory assets and investment income ................................                 2,225                  2,913
  Other - net ........................................................................                  (250)                 1,547
                                                                                                   ---------              ---------
      Total Other Income .............................................................                 1,975                  4,460
                                                                                                   ---------              ---------

Interest Charges
  Interest on long-term debt .........................................................                 3,519                  2,909
  Interest on regulatory liabilities and other interest ..............................                   208                  2,090
                                                                                                   ---------              ---------
      Total Interest Charges .........................................................                 3,727                  4,999
                                                                                                   ---------              ---------

Income before income taxes and preferred dividends of subsidiary .....................                 8,628                 10,201

Income Taxes .........................................................................                 1,853                  4,463
                                                                                                   ---------              ---------

Income before preferred dividends of subsidiary ......................................                 6,775                  5,738
Cumulative preferred stock dividends of subsidiary ...................................                   242                    242
                                                                                                   ---------              ---------

Net Income ...........................................................................                 6,533                  5,496
Dividends Declared on Common Stock ...................................................                 8,511                  8,511
                                                                                                   ---------              ---------

Balance Retained in the Business .....................................................               ($1,978)               ($3,015)
                                                                                                   =========              =========

Common Stock:
    Average Shares Outstanding - Basic ...............................................                15,762                 15,762
                               - Diluted .............................................                15,769                 15,771

    Earnings Per Share - Basic .......................................................             $    0.41              $    0.35
                       - Diluted .....................................................             $    0.41              $    0.34

    Dividends Declared Per Share .....................................................             $    0.54              $    0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                         For the 6 Months Ended June 30,
                                                                            2005                  2004
                                                                         ---------             ---------
                                                                              (Thousands of Dollars)
Operating Revenues
  Electric ........................................................      $ 233,277             $ 216,710
  Natural gas .....................................................         94,571                84,795
  Competitive business subsidiaries ...............................        147,809               126,843
                                                                         ---------             ---------
      Total Operating Revenues ....................................        475,657               428,348
                                                                         ---------             ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ........................................        142,704               127,470
    Purchased natural gas .........................................         63,977                55,550
    Purchased petroleum ...........................................        111,263                87,796
    Other expenses of operation - regulated activities ............         48,859                47,761
    Other expenses of operation - competitive business subsidiaries         26,707                27,459
  Depreciation and amortization ...................................         18,189                17,214
  Taxes, other than income tax ....................................         16,765                14,891
                                                                         ---------             ---------
      Total Operating Expense .....................................        428,464               378,141
                                                                         ---------             ---------

Operating Income ..................................................         47,193                50,207
                                                                         ---------             ---------

Other Income
  Interest on regulatory assets and investment income .............          4,565                 5,837
  Other - net .....................................................           (773)                3,668
                                                                         ---------             ---------
      Total Other Income ..........................................          3,792                 9,505
                                                                         ---------             ---------

Interest Charges
  Interest on long-term debt ......................................          6,766                 5,740
  Interest on regulatory liabilities and other interest ...........          1,237                 4,266
                                                                         ---------             ---------
      Total Interest Charges ......................................          8,003                10,006
                                                                         ---------             ---------

Income before income taxes and preferred dividends of subsidiary ..         42,982                49,706

Income Taxes ......................................................         15,625                20,736
                                                                         ---------             ---------

Income before preferred dividends of subsidiary ...................         27,357                28,970
Cumulative preferred stock dividends of subsidiary ................            485                   485
                                                                         ---------             ---------

Net Income ........................................................         26,872                28,485
Dividends Declared on Common Stock ................................         17,023                17,023
                                                                         ---------             ---------

Balance Retained in the Business ..................................      $   9,849             $  11,462
                                                                         =========             =========

Common Stock:
    Average Shares Outstanding - Basic ............................         15,762                15,762
                               - Diluted ..........................         15,770                15,772

    Earnings Per Share - Basic ....................................      $    1.70             $    1.81
                       - Diluted ..................................      $    1.70             $    1.80

    Dividends Declared Per Share ..................................      $    1.08             $    1.08

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                 For the 3 Months Ended June 30,
                                                                                     2005               2004
                                                                                  ----------         ----------
                                                                                      (Thousands of Dollars)
Net Income ..................................................................     $    6,533         $    5,496

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $39 and $13 .......            (59)               (19)
      Investments - net of tax of $(53) and $67 .............................             80               (100)
                                                                                  ----------         ----------

Other comprehensive income (loss) ...........................................             21               (119)
                                                                                  ----------         ----------

Comprehensive Income ........................................................     $    6,554         $    5,377
                                                                                  ==========         ==========

                                                                                 For the 6 Months Ended June 30,
                                                                                     2005               2004
                                                                                  ----------         ----------
                                                                                       (Thousands of Dollars)
Net Income ..................................................................     $   26,872         $   28,485

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $0 and $58 ........             (1)               (88)
      Investments - net of tax of $(168) and $113 ...........................            252               (169)
                                                                                  ----------         ----------

Other comprehensive income (loss) ...........................................            251               (257)
                                                                                  ----------         ----------

Comprehensive Income ........................................................     $   27,123         $   28,228
                                                                                  ==========         ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                   June 30,          December 31,          June 30,
                                    ASSETS                                           2005                2004                2004
                                                                                  ----------         ------------         ----------
                                                                                               (Thousands of Dollars)
Utility Plant
       Electric ........................................................          $  709,533          $  702,206          $  666,471
       Natural gas .....................................................             219,373             214,866             205,929
       Common ..........................................................             105,618             104,840             105,657
                                                                                  ----------          ----------          ----------
                                                                                   1,034,524           1,021,912             978,057

       Less: Accumulated depreciation ..................................             325,583             315,691             311,526
                                                                                  ----------          ----------          ----------
                                                                                     708,941             706,221             666,531

       Construction work in progress ...................................              51,704              38,846              66,254
                                                                                  ----------          ----------          ----------
               Net Utility Plant .......................................             760,645             745,067             732,785
                                                                                  ----------          ----------          ----------

Other Property and Plant - net .........................................              22,207              23,139              22,461
                                                                                  ----------          ----------          ----------

Current Assets
       Cash and cash equivalents .......................................             113,969             119,117             132,196
       Accounts receivable -
             net of allowance for doubtful accounts of
             $4.7 million, $4.8 million, and $4.3 million,
             respectively ..............................................              74,583              65,239              57,845
       Accrued unbilled utility revenues ...............................               5,432               9,130               4,949
       Other receivables ...............................................               4,716               4,548               3,708
       Fuel and materials and supplies - at average cost ...............              19,518              21,459              16,853
       Regulatory assets ...............................................              12,638              17,454               3,717
       Fair value of derivative instruments ............................               1,034                  --                  54
       Special deposits and prepayments ................................              14,619              20,767              13,061
       Accumulated deferred income tax .................................              12,570               9,454              10,940
                                                                                  ----------          ----------          ----------
                Total Current Assets ...................................             259,079             267,168             243,323
                                                                                  ----------          ----------          ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ................................             101,389              88,633              92,816
       Intangible asset - pension plan .................................              22,291              22,291              24,447
       Goodwill ........................................................              50,873              50,462              50,462
       Other intangible assets - net ...................................              28,014              28,780              30,149
       Regulatory assets ...............................................              44,463              37,231              36,133
       Unamortized debt expense ........................................               3,866               4,041               3,860
       Other ...........................................................              23,656              20,995              20,018
                                                                                  ----------          ----------          ----------
                Total Deferred Charges and Other Assets ................             274,552             252,433             257,885
                                                                                  ----------          ----------          ----------

                          Total Assets .................................          $1,316,483          $1,287,807          $1,256,454
                                                                                  ==========          ==========          ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                      June 30,        December 31,        June 30,
                    CAPITALIZATION AND LIABILITIES                                     2005               2004              2004
                                                                                    -----------       ------------      -----------
                                                                                                 (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized:
               15,762,000 shares outstanding, 16,862,087 shares issued,
               $0.10 par value ...............................................      $     1,686       $     1,686       $     1,686
        Paid-in capital ......................................................          351,230           351,230           351,230
        Retained earnings ....................................................          197,622           187,772           190,857
        Treasury stock (1,100,087 shares) ....................................          (46,252)          (46,252)          (46,252)
        Accumulated comprehensive income (loss) ..............................             (392)             (643)             (564)
        Capital stock expense ................................................             (328)             (328)             (328)
                                                                                    -----------       -----------       -----------
                Total Common Stock Equity ....................................          503,566           493,465           496,629
                                                                                    -----------       -----------       -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption .............................           21,027            21,030            21,030

        Long-term debt - net of current portion ..............................          319,884           319,883           285,881
                                                                                    -----------       -----------       -----------
                Total Capitalization .........................................          844,477           834,378           803,540
                                                                                    -----------       -----------       -----------

Current Liabilities
        Current maturities of long-term debt .................................               --                --            15,000
        Notes payable ........................................................           13,000            12,000                --
        Accounts payable .....................................................           37,311            43,418            35,377
        Accrued interest .....................................................            5,096             4,629             4,667
        Dividends payable ....................................................            8,754             8,754             8,754
        Accrued vacation and payroll .........................................            5,760             5,833             6,455
        Customer deposits ....................................................            6,744             6,496             6,106
        Regulatory liabilities ...............................................            3,041                --             7,331
        Fair value of derivative instruments .................................               --               906             1,350
        Accrued taxes payable ................................................            3,437                --             4,293
        Deferred revenues ....................................................            5,538             8,931             6,449
        Other ................................................................           10,978            10,535            10,580
                                                                                    -----------       -----------       -----------
                Total Current Liabilities ....................................           99,659           101,502           106,362
                                                                                    -----------       -----------       -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ...............................................          151,534           156,339           153,267
        Operating reserves ...................................................            6,674             6,515             6,110
        Deferred gain - sale of major generating assets ......................               --                --             4,944
        Accrued environmental remediation costs ..............................           22,629            22,635            22,559
        Accrued other post-employment benefit costs ..........................           22,856            16,030            14,689
        Accrued pension costs ................................................           28,969            18,470            18,278
        Other ................................................................           11,542            11,163            17,000
                                                                                    -----------       -----------       -----------
                Total Deferred Credits and Other Liabilities .................          244,204           231,152           236,847
                                                                                    -----------       -----------       -----------

Accumulated Deferred Income Tax ..............................................          128,143           120,775           109,705
                                                                                    -----------       -----------       -----------

                          Total Capitalization and Liabilities ................     $ 1,316,483       $ 1,287,807       $ 1,256,454
                                                                                    ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              For the 6 Months Ended
                                                                                                      June 30,
                                                                                             2005                 2004
                                                                                          ---------            ---------
Operating Activities:                                                                         (Thousands of Dollars)
     Net Income .....................................................................     $  26,872            $  28,485

         Adjustments to reconcile net income to net
             cash provided by (used in) operating activities:
                Depreciation and amortization .......................................        18,189               17,214
                Deferred income taxes - net .........................................         4,648                9,623
                Provision for uncollectibles ........................................         1,572                2,010
                Accrued/deferred pension costs ......................................        (7,323)              (7,219)
                Amortization of fossil plant incentive ..............................            --               (4,944)

             Changes in operating assets and liabilities - net:
                Accounts receivable, unbilled revenues and other receivables ........        (7,386)              12,546
                Fuel, materials and supplies ........................................         1,985                2,994
                Special deposits and prepayments ....................................         6,148                3,951
                Accounts payable ....................................................        (6,107)              (5,225)
                Accrued taxes and interest ..........................................         3,904               11,051
                Deferred natural gas and electric costs .............................         5,471                8,109
                Customer benefit fund ...............................................        (2,852)             (15,642)
                Proceeds from sale of emissions allowances ..........................            --                6,780
                Other - net .........................................................           576               (2,384)
                                                                                          ---------            ---------

         Net Cash Provided By Operating Activities ..................................        45,697               67,349
                                                                                          ---------            ---------

Investing Activities:

         Additions to utility plant and other property and plant ....................       (28,718)             (33,064)
         Issuance of notes receivable ...............................................        (2,970)                  --
         Acquisitions made by competitive business subsidiaries .....................        (1,124)                  --
         Other - net ................................................................        (1,999)              (1,756)
                                                                                          ---------            ---------

         Net Cash Used in Investing Activities ......................................       (34,811)             (34,820)
                                                                                          ---------            ---------

Financing Activities:

         Proceeds from issuance of long-term debt ...................................            --                7,000
         Redemption of preferred stock ..............................................            (3)                  --
         Net borrowings (repayments) of short-term debt .............................         1,000              (16,000)
         Dividends paid on common stock .............................................       (17,023)             (17,023)
         Debt issuance costs ........................................................            (8)                (144)
                                                                                          ---------            ---------

         Net Cash Used in Financing Activities ......................................       (16,034)             (26,167)
                                                                                          ---------            ---------

Net Change in Cash and Cash Equivalents .............................................        (5,148)               6,362

Cash and Cash Equivalents - Beginning of Year .......................................       119,117              125,834
                                                                                          ---------            ---------

Cash and Cash Equivalents - End of Period ...........................................     $ 113,969            $ 132,196
                                                                                          =========            =========

Supplemental Disclosure of Cash Flow Information

         Interest paid ..............................................................     $   7,841            $   6,599

         Federal and State income tax paid ..........................................     $   8,843            $   4,906

As authorized in the Order adopting the terms of the 2004 Joint Proposal dated June 14, 2004, $3 millon and $75 million for the six months ended June 30, 2005, and 2004, respectively, of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow.

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                For the 3 Months Ended June 30,
                                                                                    2005                2004
                                                                                -----------         -----------
                                                                                      (Thousands of Dollars)
Operating Revenues
  Electric .............................................................        $   106,620         $    97,441
  Natural gas ..........................................................             31,142              26,091
                                                                                -----------         -----------
      Total Operating Revenues .........................................            137,762             123,532
                                                                                -----------         -----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .........             64,283              55,317
    Purchased natural gas ..............................................             20,773              16,066
    Other expenses of operation ........................................             24,129              24,506
  Depreciation and amortization ........................................              7,502               7,064
  Taxes, other than income tax .........................................              8,768               7,652
                                                                                -----------         -----------
      Total Operating Expenses .........................................            125,455             110,605
                                                                                -----------         -----------

Operating Income .......................................................             12,307              12,927
                                                                                -----------         -----------

Other Income
  Interest on regulatory assets and other interest income ..............              1,534               2,651
  Other - net ..........................................................                (10)              1,815
                                                                                -----------         -----------
      Total Other Income ...............................................              1,524               4,466
                                                                                -----------         -----------

Interest Charges
  Interest on long-term debt ...........................................              3,519               2,909
  Interest on regulatory liabilities and other interest ................                262               2,115
                                                                                -----------         -----------
      Total Interest Charges ...........................................              3,781               5,024
                                                                                -----------         -----------

Income Before Income Taxes .............................................             10,050              12,369

Income Taxes ...........................................................              3,938               5,407
                                                                                -----------         -----------

Net Income .............................................................              6,112               6,962

Dividends Declared on Cumulative Preferred Stock .......................                242                 242
                                                                                -----------         -----------

Income Available for Common Stock ......................................        $     5,870         $     6,720
                                                                                ===========         ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                 For the 6 Months Ended June 30,
                                                                                     2005                 2004
                                                                                 -----------         -----------
                                                                                      (Thousands of Dollars)
Operating Revenues
  Electric ..............................................................        $   233,277         $   216,710
  Natural gas ...........................................................             94,571              84,795
                                                                                 -----------         -----------
      Total Operating Revenues ..........................................            327,848             301,505
                                                                                 -----------         -----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation ..........            142,704             127,470
    Purchased natural gas ...............................................             63,977              55,550
    Other expenses of operation .........................................             48,859              47,760
  Depreciation and amortization .........................................             15,004              14,128
  Taxes, other than income tax ..........................................             16,598              14,781
                                                                                 -----------         -----------
      Total Operating Expenses ..........................................            287,142             259,689
                                                                                 -----------         -----------

Operating Income ........................................................             40,706              41,816
                                                                                 -----------         -----------

Other Income
  Interest on regulatory assets and other interest income ...............              3,416               5,354
  Other - net ...........................................................               (668)              3,596
                                                                                 -----------         -----------
      Total Other Income ................................................              2,748               8,950
                                                                                 -----------         -----------

Interest Charges
  Interest on long-term debt ............................................              6,766               5,740
  Interest on regulatory liabilities and other interest .................              1,318               4,315
                                                                                 -----------         -----------
      Total Interest Charges ............................................              8,084              10,055
                                                                                 -----------         -----------

Income Before Income Taxes ..............................................             35,370              40,711

Income Taxes ............................................................             14,268              17,261
                                                                                 -----------         -----------

Net Income ..............................................................             21,102              23,450

Dividends Declared on Cumulative Preferred Stock ........................                485                 485
                                                                                 -----------         -----------

Income Available for Common Stock .......................................        $    20,617         $    22,965
                                                                                 ===========         ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           For the 3 Months Ended June 30,
                                                              2005                 2004
                                                          -----------           -----------
                                                               (Thousands of Dollars)
Net Income ..........................................     $     6,112           $     6,962

Other Comprehensive Income ..........................              --                    --
                                                          -----------           -----------

Comprehensive Income ................................     $     6,112           $     6,962
                                                          ===========           ===========

                                                           For the 6 Months Ended June 30,
                                                              2005                  2004
                                                          -----------           -----------
                                                               (Thousands of Dollars)
Net Income ..........................................     $    21,102           $    23,450

Other Comprehensive Income ..........................              --                    --
                                                          -----------           -----------

Comprehensive Income ................................     $    21,102           $    23,450
                                                          ===========           ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     June 30,         December 31,         June 30,
                                       ASSETS                                          2005               2004               2004
                                                                                    ----------        ------------        ----------
                                                                                                (Thousands of Dollars)
Utility Plant
       Electric ...........................................................         $  709,533         $  702,206         $  666,471
       Natural gas ........................................................            219,373            214,866            205,929
       Common .............................................................            105,618            104,840            105,657
                                                                                    ----------         ----------         ----------
                                                                                     1,034,524          1,021,912            978,057

       Less:  Accumulated depreciation ....................................            325,583            315,691            311,526
                                                                                    ----------         ----------         ----------
                                                                                       708,941            706,221            666,531

       Construction work in progress ......................................             51,704             38,846             66,254
                                                                                    ----------         ----------         ----------
               Net Utility Plant ..........................................            760,645            745,067            732,785
                                                                                    ----------         ----------         ----------

Other Property and Plant - net ............................................                725                962                964
                                                                                    ----------         ----------         ----------

Current Assets
       Cash and cash equivalents ..........................................              3,417              8,227             12,887
       Accounts receivable -
             net of allowance for doubtful accounts of $3.5 million,
             $3.8 million, and $2.8 million, respectively .................             49,342             37,704             37,342
       Accrued unbilled utility revenues ..................................              5,432              9,130              4,949
       Other receivables ..................................................              2,448              2,048              2,001
       Fuel and materials and supplies - at average cost ..................             15,834             17,207             13,995
       Regulatory assets ..................................................             12,638             17,454              3,717
       Fair value of derivative instruments ...............................              1,034                 --                 54
       Special deposits and prepayments ...................................             11,839             20,354             10,209
       Accumulated deferred income tax ....................................             11,740              8,696             10,212
                                                                                    ----------         ----------         ----------
                Total Current Assets ......................................            113,724            120,820             95,366
                                                                                    ----------         ----------         ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ...................................            101,389             88,633             92,816
       Intangible asset - pension plan ....................................             22,291             22,291             24,447
       Regulatory assets ..................................................             44,463             37,231             36,133
       Unamortized debt expense ...........................................              3,866              4,041              3,860
       Other ..............................................................              9,841             10,397              9,957
                                                                                    ----------         ----------         ----------
                Total Deferred Charges and Other Assets ...................            181,850            162,593            167,213
                                                                                    ----------         ----------         ----------

                          Total Assets ....................................         $1,056,944         $1,029,442         $  996,328
                                                                                    ==========         ==========         ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                June 30,          December 31,            June 30,
                           CAPITALIZATION AND LIABILITIES                         2005                2004                  2004
                                                                              -----------         ------------          -----------
                                                                                             (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) ..............         $    84,311          $    84,311          $    84,311
        Paid-in capital .............................................             174,980              174,980              174,980
        Retained earnings ...........................................              29,262               25,644               19,431
        Capital stock expense .......................................              (4,961)              (4,961)              (4,961)
                                                                              -----------          -----------          -----------
                Total Common Stock Equity ...........................             283,592              279,974              273,761
                                                                              -----------          -----------          -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ....................              21,027               21,030               21,030

        Long-term Debt ..............................................             319,884              319,883              285,881
                                                                              -----------          -----------          -----------
                Total Capitalization ................................             624,503              620,887              580,672
                                                                              -----------          -----------          -----------

Current Liabilities

        Current maturities of long-term debt ........................                  --                   --               15,000
        Notes Payable ...............................................              13,000               12,000                   --
        Accounts payable ............................................              31,301               32,951               31,026
        Accrued interest ............................................               5,096                4,629                4,667
        Dividends payable - preferred stock .........................                 242                  242                  242
        Accrued vacation and payroll ................................               4,400                4,619                5,076
        Customer deposits ...........................................               6,603                6,359                5,971
        Regulatory liabilities ......................................               3,041                   --                7,331
        Fair value of derivative instruments ........................                  --                  907                1,350
        Accrued taxes payable .......................................               2,642                   --                  322
        Other .......................................................               6,209                5,869                6,443
                                                                              -----------          -----------          -----------
                Total Current Liabilities ...........................              72,534               67,576               77,428
                                                                              -----------          -----------          -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ......................................             151,534              156,339              153,267
        Operating reserves ..........................................               5,586                5,969                5,722
        Deferred gain - sale of major generating assets .............                  --                   --                4,944
        Accrued environmental remediation costs .....................              19,500               19,500               19,418
        Accrued other post-employment benefit costs .................              22,856               16,030               14,689
        Accrued pension costs .......................................              28,969               18,470               18,278
        Other .......................................................               9,350                8,971               14,623
                                                                              -----------          -----------          -----------
                Total Deferred Credits and Other Liabilities ........             237,795              225,279              230,941
                                                                              -----------          -----------          -----------

Accumulated Deferred Income Tax .....................................             122,112              115,700              107,287
                                                                              -----------          -----------          -----------

                Total Capitalization and Liabilities ................         $ 1,056,944          $ 1,029,442          $   996,328
                                                                              ===========          ===========          ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the 6 Months Ended
                                                                                                      June 30,
                                                                                               2005              2004
                                                                                            ----------        ----------
Operating Activities:                                                                          (Thousands of Dollars)
  Net Income ........................................................................       $   21,102        $   23,450

        Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
             Depreciation and amortization ..........................................           15,004            14,128
             Deferred income taxes - net ............................................            3,764             9,788
             Provision for uncollectibles ...........................................            1,210             1,600
             Accrued/deferred pension costs .........................................           (7,323)           (7,219)
             Amortization of fossil plant incentive .................................               --            (4,944)

        Changes in operating assets and liabilities - net:
             Accounts receivable, unbilled revenues and other receivables ...........           (9,550)            8,779
             Fuel, materials and supplies ...........................................            1,373             2,163
             Special deposits and prepayments .......................................            8,515             4,109
             Accounts payable .......................................................           (1,650)           (2,058)
             Accrued taxes and interest .............................................            3,109             9,005
             Deferred natural gas and electric costs ................................            5,471             8,109
             Customer benefit fund ..................................................           (2,852)          (15,642)
             Proceeds from sales of emissions allowances ............................               --             6,780
             Other - net ............................................................            2,143              (403)
                                                                                            ----------        ----------

        Net Cash Provided by Operating Activities ...................................           40,316            57,645
                                                                                            ----------        ----------

Investing Activities:

        Additions to plant ..........................................................          (27,629)          (29,899)
        Other - net .................................................................           (1,001)             (950)
                                                                                            ----------        ----------

        Net Cash Used in Investing Activities .......................................          (28,630)          (30,849)
                                                                                            ----------        ----------

Financing Activities:

        Proceeds from issuance of long-term
        debt ........................................................................               --             7,000
        Redemption of preferred stock ...............................................               (3)               --
        Net borrowings (repayments) of short-term debt ..............................            1,000           (16,000)
        Dividends paid on cumulative preferred stock ................................             (485)             (485)
        Dividends paid to parent - Energy Group .....................................          (17,000)          (17,000)
        Debt issuance costs .........................................................               (8)             (144)
                                                                                            ----------        ----------

        Net Cash Used In Financing Activities .......................................          (16,496)          (26,629)
                                                                                            ----------        ----------

Net Change in Cash and Cash Equivalents .............................................           (4,810)              167

Cash and Cash Equivalents - Beginning of Year .......................................            8,227            12,720
                                                                                            ----------        ----------

Cash and Cash Equivalents - End of Period ...........................................       $    3,417        $   12,887
                                                                                            ==========        ==========

Supplemental Disclosure of Cash Flow Information

        Interest paid ...............................................................       $    6,325        $    5,432

        Federal and State income tax paid ...........................................       $    8,875        $    3,905

As authorized in the Order adopting the terms of the 2004 Joint Proposal dated June 14, 2004, $3 millon and $75 million for the six months ended June 30, 2005, and 2004, respectively, of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow.

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

      Energy Group's and Central Hudson's balance sheets as of June 30, 2004, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

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

Accounting for Derivative Instruments and Hedging Activities

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. At June 30, 2005, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was $1.0 million (net unrealized gain). This compares to a fair value at December 31, 2004, of ($907,000) and a fair value of ($1.3 million) at June 30, 2004, both reflecting net unrealized losses. The June 30, 2004, balance is largely comprised of the fair value of put and call options hedging sulfur dioxide emission allowances retained when Central Hudson sold its interests in its major generating assets in January 2001. All of these allowances were sold by August 2004. At June 30, 2005, Central Hudson had open derivative contracts hedging approximately 15.2% of its projected electricity requirements for the period July 2005 through October 2005 and 2.4% of its projected natural gas requirements for the period August 2005 through March 2006. Central Hudson recorded actual net gains of $433,000 on such derivatives for the quarter ended June 30, 2005, as compared to a net gain of $323,000 for the same period in 2004. Comparative amounts for the six months ended June 30, 2005, and 2004, were a net loss of $287,000 and a net gain of $167,000, respectively.

      Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs, and are deferred for recovery from customers under Central Hudson's electric and natural gas energy cost adjustment clauses as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 71, entitled Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). Central Hudson also entered into weather derivative contracts for the three months of the heating seasons ended March 31, 2005, and 2004, and for the three months of the cooling seasons ended August 31, 2005, and 2004, to hedge the effect of weather on sales of electricity and natural gas. Payments made to counter-parties for the 2005 and 2004 heating seasons were not material. An estimated liability of $1.2 million was accrued for the month of June 2005 due to weather that was hotter than the strike point of one such contract. The amount recorded in June 2004 was not material.

      CHEC had no open derivative positions at June 30, 2005, and 2004, and the fair value of derivative instruments at December 31, 2004, was not material. Actual net gains recorded during the quarters and years-to-date ended June 30, 2005, and 2004, were also not material. CHEC also entered into weather derivative contracts during the three months of the heating season ended March 31, 2005, and 2004, which resulted in no settlement payments to or from counter-parties due to near normal weather conditions.

Goodwill and Other Intangible Assets

      Reference is made to Note 5 - "Goodwill and Other Intangible Assets" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Intangible assets include separate, identifiable, intangible assets such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.3 million. The useful life of a covenant not to compete is based on the expiration date of the covenant. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Goodwill balances are retested for impairment periodically throughout the year.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

---------------------------------------------------------------------------------------------------------------------------------
                                      June 30, 2005                    December 31, 2004                    June 30, 2004
---------------------------------------------------------------------------------------------------------------------------------
                                Gross                              Gross                              Gross
                              Carrying        Accumulated        Carrying         Accumulated        Carrying       Accumulated
                               Amount         Amortization        Amount         Amortization         Amount        Amortization
---------------------------------------------------------------------------------------------------------------------------------
Customer Lists                 $38,902          $11,453           $38,371           $10,170           $38,371          $ 8,890
---------------------------------------------------------------------------------------------------------------------------------
Covenants Not to Compete         1,489              924             1,439               860             1,439              771
---------------------------------------------------------------------------------------------------------------------------------
Total Amortizable
Intangibles                    $40,391          $12,377           $39,810           $11,030           $39,810          $ 9,661
---------------------------------------------------------------------------------------------------------------------------------

      Amortization expense was $0.7 million for each of the three months ended June 30, 2005, and 2004, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2005, and 2004, respectively. The estimated annual amortization expense for each of the next five years is approximately $2.7 million.

      The carrying amount for goodwill not subject to amortization was $50.9 million as of June 30, 2005, and $50.5 million as of both June 30, 2004, and December 31, 2004.

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

      Financial Accounting Standards Board ("FASB") SFAS No. 143, entitled Accounting for Asset Retirement Obligations ("SFAS 143"), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In connection with the adoption of SFAS 143, Central Hudson has classified $90.7 million, $88.2 million, and $88.6 million of net cost of removal as regulatory liabilities as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

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

      Accumulated depreciation for the competitive business subsidiaries was $13.4 million, $11.7 million, and $10.2 million as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

      Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset's expected useful life. See the caption "Goodwill and Other Intangible Assets" of this Note 2 for further discussion.

Earnings Per Share

      In the calculation of earnings per share (basic and diluted), earnings for Energy Group reflect the inclusion of preferred stock dividends of Central Hudson. The average dilutive effect of Energy Group's stock options and performance shares was 7,078 shares and 8,945 shares for the quarters ended June 30, 2005, and 2004, and 7,697 shares and 9,672 shares for the six months ended June 30, 2005, and 2004, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for each of the periods presented. The number of shares of Common Stock represented by the options excluded from the above calculation was 36,900 shares for each of the three months and six months ended June 30, 2005, and 2004, respectively. For additional information regarding stock options and performance shares, see Note 6 - "Equity-Based Compensation Incentive Plans."

Equity-Based Compensation

      Effective January 1, 2003, Energy Group adopted the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), utilizing the modified prospective methods under the provisions of SFAS No. 148, entitled Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation costs recorded in the second quarters of 2005 and of 2004 and the six months ended June 30, 2005, and 2004, were not material. At June 30, 2005, Energy Group had an equity-based employee compensation plan described more fully in Note 6 - "Equity-Based Compensation Incentive Plans."

Income Tax

      In 2000, New York State law changed such that Central Hudson and other New York State utilities became subject to a state income tax. The tax law repealed the three-quarter percent, or 0.75%, tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced them with an income-based tax under Article 9-A of the New York State Tax Law. Therefore, Energy Group filed a combined Article 9-A tax return which included all of its subsidiaries. The completion of the audit, concluded in the second quarter of 2005, of the combined filing of the Article 9-A tax resulted in a favorable adjustment of $2.3 million of New York State income tax, including the Metropolitan Transit Authority tax. Management does not expect adjustments relating to any similar audits of subsequent years to be of this magnitude.

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

NOTE 3 - ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

      Reference is made to Note 4 - "Acquisition, Divestitures and Discontinued Operations" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      In the second quarter of 2005, Griffith Energy Services, Inc. ("Griffith"), a subsidiary of CHEC, made minor acquisitions of certain assets of three companies for a total of $1.1 million. The amount charged to intangible assets (including goodwill) was $1.0 million, of which $0.4 million was charged to goodwill. These acquisitions were accounted for using the purchase method of accounting. The principal tangible assets acquired were vehicles, petroleum products, and spare parts.

NOTE 4 - SEGMENTS AND RELATED INFORMATION

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

CH Energy Group, Inc. Segment Disclosure

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended June 30, 2005
    (In Thousands, Except            -----------------------------------------------------------------------------------------------
     Earnings Per Share)                     Regulated                      Unregulated                 Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------------
                                                       Natural        Fuel Oil
                                      Electric           Gas        Distribution        Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                   $  106,620      $   31,142      $   51,598       $      210         $       --       $  189,570
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                         3              34                                                 (37)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                    $  106,623      $   31,176      $   51,598       $      210         $      (37)      $  189,570
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                                $    7,857      $    1,950      $   (2,486)      $    1,065         $       --       $    8,386
------------------------------------------------------------------------------------------------------------------------------------
Net income                           $    4,854      $    1,016      $   (1,492)      $    2,155         $       --       $    6,533
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Diluted                              $     0.31      $     0.06      $    (0.10)      $     0.14(1)      $       --       $     0.41
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at
June 30, 2005                        $  789,379      $  267,565      $  136,065       $  124,704         $   (1,230)      $1,316,483
------------------------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.01; the balance of $0.13 resulted primarily from the recording of New York State income tax benefits of $0.09 related to the completion of the Energy Group tax audit and investment and business development activities.

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended June 30, 2005
                                     -----------------------------------------------------------------------------------------------
    (In Thousands, Except
     Earnings Per Share)                      Regulated                       Unregulated                Eliminations        Total
------------------------------------------------------------------------------------------------------------------------------------
                                                       Natural         Fuel Oil
                                       Electric          Gas         Distribution        Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                   $  233,277      $   94,571       $  147,354      $      455         $       --       $  475,657
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                         6             201                                                (207)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                    $  233,283      $   94,772       $  147,354      $      455         $     (207)      $  475,657
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                                $   20,696      $   14,189       $    5,284      $    2,328         $       --       $   42,497
------------------------------------------------------------------------------------------------------------------------------------
Net income                           $   12,347      $    8,270       $    3,171      $    3,084         $       --       $   26,872
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Diluted                              $     0.78      $     0.52       $     0.20      $      .20(1)      $       --       $     1.70
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at
June 30, 2005                        $  789,379      $  267,565       $  136,065      $  124,704         $   (1,230)      $1,316,483
------------------------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.02; the balance of $0.18 resulted primarily from the recording of New York State income tax benefits of $0.09 related to the completion of the Energy Group tax audit and investment and business development activities.

CH Energy Group, Inc. Segment Disclosure

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Quarter Ended June 30, 2004
                                     -----------------------------------------------------------------------------------------------
    (In Thousands, Except
     Earnings Per Share)                     Regulated                       Unregulated                Eliminations        Total
------------------------------------------------------------------------------------------------------------------------------------
                                                      Natural         Fuel Oil
                                      Electric          Gas         Distribution         Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                   $   97,441      $   26,091      $   41,555       $      267         $       --       $  165,354
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                         3              42              --               --                (45)              --
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                    $   97,444      $   26,133      $   41,555       $      267         $      (45)      $  165,354
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                                $    9,948      $    2,179      $   (2,754)      $      586         $       --       $    9,959
------------------------------------------------------------------------------------------------------------------------------------
Net income                           $    5,721      $      999      $   (1,653)      $      429         $       --       $    5,496
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Diluted                              $     0.36      $     0.06      $    (0.11)      $     0.03(1)      $       --       $     0.34
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at
June 30, 2004                        $  768,766      $  227,562      $  133,135       $  128,247         $   (1,256)      $1,256,454
------------------------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.02; the balance of $0.01 was primarily related to Energy Group's investment and business development activities.

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Six Months Ended June 30, 2004
                                      ----------------------------------------------------------------------------------------------
    (In Thousands, Except
     Earnings Per Share)                       Regulated                     Unregulated                Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------------
                                                        Natural        Fuel Oil
                                       Electric           Gas        Distribution       Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                    $  216,710      $   84,795      $  126,337      $      506         $       --       $  428,348
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                          6             192              --              --               (198)              --
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                     $  216,716      $   84,987      $  126,337      $      506         $     (198)      $  428,348
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                                 $   26,078      $   14,148      $    7,362      $    1,633         $       --       $   49,221
------------------------------------------------------------------------------------------------------------------------------------
Net income                            $   15,084      $    7,881      $    4,417      $    1,103         $       --       $   28,485
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Diluted                               $     0.95      $     0.50      $     0.28      $     0.07(1)      $       --       $     1.80
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets
at June 30, 2004                      $  768,766      $  227,562      $  133,135      $  128,247         $   (1,256)      $1,256,454
------------------------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.03; the balance of $0.04 was primarily related to Energy Group's investment and business development activities.

Central Hudson Gas & Electric Corporation Segment Disclosure

------------------------------------------------------------------------------------------------------------------------------------
          (In Thousands)                                                               Quarter Ended June 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Natural
                                                                       Electric           Gas          Eliminations          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                      $  106,620       $   31,142       $       --        $  137,762
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                                          3               34              (37)               --
------------------------------------------------------------------------------------------------------------------------------------
   Total Revenues                                                     $  106,623       $   31,176       $      (37)       $  137,762
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          $    8,040       $    2,010       $       --        $   10,050
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                            $    5,035       $    1,077       $       --        $    6,112
------------------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                                     $    4,854       $    1,016       $       --        $    5,870
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at June 30, 2005                                       $  789,379       $  267,565       $       --        $1,056,944
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
          (In Thousands)                                                             Six Months Ended June 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Natural
                                                                       Electric           Gas          Eliminations          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                      $  233,277       $   94,571       $       --        $  327,848
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                                          6              201             (207)               --
------------------------------------------------------------------------------------------------------------------------------------
   Total Revenues                                                     $  233,283       $   94,772       $     (207)       $  327,848
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          $   21,061       $   14,309       $       --        $   35,370
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                            $   12,711       $    8,391       $       --        $   21,102
------------------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                                     $   12,347       $    8,270       $       --        $   20,617
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at June 30, 2005                                       $  789,379       $  267,565       $       --        $1,056,944
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
         (In Thousands)                                                               Quarter Ended June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Natural
                                                                       Electric           Gas          Eliminations          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                      $   97,441       $   26,091       $       --        $  123,532
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                                          3               42              (45)               --
------------------------------------------------------------------------------------------------------------------------------------
   Total Revenues                                                     $   97,444       $   26,133       $      (45)       $  123,532
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          $   10,130       $    2,239       $       --        $   12,369
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                            $    5,903       $    1,059       $       --        $    6,962
------------------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                                     $    5,721       $      999       $       --        $    6,720
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at June 30, 2004                                       $  768,766       $  227,562       $       --        $  996,328
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
         (In Thousands)                                                             Six Months Ended June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Natural
                                                                       Electric           Gas          Eliminations          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                      $  216,710       $   84,795       $       --        $  301,505
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                                          6              192             (198)               --
------------------------------------------------------------------------------------------------------------------------------------
   Total Revenues                                                     $  216,716       $   84,987       $     (198)       $  301,505
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          $   26,443       $   14,268       $       --        $   40,711
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                            $   15,449       $    8,001       $       --        $   23,450
------------------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                                     $   15,084       $    7,881       $       --        $   22,965
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at June 30, 2004                                       $  768,766       $  227,562       $       --        $  996,328
------------------------------------------------------------------------------------------------------------------------------------

NOTE 5 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

      Reference is made to the captions "New Accounting Standards and Other FASB Projects - Standards Implemented" and "New Accounting Standards and Other FASB Projects - Standards to be Implemented" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

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

Equity-Based Compensation

      In March 2005, the Securities and Exchange Commission ("SEC") approved a new rule that amended the compliance dates for public companies implementing FASB Statement No. 123(R), entitled Accounting for Stock-Based Compensation ("SFAS 123(R)"). For public companies, the new ruling makes the effective date beginning the first annual, rather than interim, period beginning after June 15, 2005, giving most companies (including Energy Group) an additional six months to develop an implementation plan. In addition, the delayed effective date will alleviate the potential problem of comparability between quarterly reports that may have arisen. Until the time of the new effective date for SFAS 123(R), the provisions of SFAS 123 will remain in effect. For Energy Group, the effective date for the new accounting and disclosure requirements under SFAS 123(R) is January 1, 2006.

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

Accounting Changes and Error Corrections

      On June 1, 2005, the FASB issued Statement No. 154, entitled Accounting Changes and Error Corrections ("SFAS 154"), a replacement of Accounting Principles Board ("APB") Opinion No. 20, entitled Accounting Changes, and FASB Statement No. 3, entitled Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principles and changes the requirements when accounting for and reporting a change in an accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement in the unusual circumstance when the pronouncement does not include specific transition provisions.

      SFAS 154 requires retrospective application, limited to the direct effects of the voluntary change in accounting principle, to prior periods' financial statements unless it is impracticable. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets should be accounted for as a change in accounting estimate effected by a change in an accounting principle.

      SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early application is permitted. It is not anticipated that the adoption of SFAS 154 will significantly impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

NOTE 6 - EQUITY-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 10 - "Equity-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan ("Plan") described therein.

      Performance shares were granted, in aggregate, to executives covered under the Plan in the amount of 14,800 shares, 29,300 shares, and 23,000 shares on January 1, 2003, January 1, 2004, and January 1, 2005, respectively. As of June 30, 2005, the number of these performance shares that remain outstanding are as follows: 9,700 from the January 1, 2003, grant; 19,800 from the January 1, 2004, grant; and 23,000 from the January 1, 2005, grant. The ultimate number of shares awarded is based on metrics established by Energy Group's Board of Directors at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to its award. The amounts recorded for the quarter-ended June 30, 2005, or the quarter ended June 30, 2004, were not material.

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group and its subsidiaries under the Plan as of June 30, 2005, is as follows:

                                                     Weighted     Weighted
                                                      Average      Average
                                                     Exercise     Remaining
                                        Shares         Price    Contract Life
                                        -------------------------------------
Outstanding at 12/31/04                  91,400       $45.15      6.75
             Granted                         --           --        --
             Exercised                  (13,380)       41.89
             Forfeited                       --           --
                                     ----------       ------      ----
Outstanding at 6/30/05                   78,020       $45.71      6.40 years
                                     ==========       ======      ====

Total Shares Outstanding             15,762,000
Potential Dilution                          0.5%

      A total of 4,160 non-qualified stock options were exercised during the quarter ended June 30, 2005, and 13,380 were exercised during the six months ended June 30, 2005. These options had exercise prices of $31.94 and $44.06.

      In addition, effective January 1, 2003, Energy Group adopted the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, employee stock option grants and other stock-based compensation are expensed over their respective vesting periods based on the fair value at the date the stock-based compensation is granted. Compensation expense recorded for the quarters ended and six months ended June 30, 2005, and 2004, resulting from the implementation of fair value accounting for stock options was not material.

      The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2005, by exercise price:

                                            Weighted Average
                                                Remaining
                         Number of Options     Contractual     Number of Options
       Exercise Price        Outstanding      Life in Years       Exercisable
       --------------    -----------------  ----------------   -----------------
            $31.94               3,240              4.50             3,240
            $44.06              37,880              5.50            36,296
            $48.62              36,900              7.50            24,480
                                ------              ----            ------
                                78,020              6.40            64,016

NOTE 7 - INVENTORY

Inventory for Central Hudson is valued at average cost. Inventory for CHEC is valued using the "first-in, first-out" (or "FIFO") inventory method.

--------------------------------------------------------------------------------
                                                      Energy Group
--------------------------------------------------------------------------------
                                         June 30,      December 31,     June 30,
                                           2005            2004           2004
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

Natural Gas                               $ 9,074        $10,856        $ 7,813
--------------------------------------------------------------------------------

Petroleum Products and Propane              2,692          3,389          1,853
--------------------------------------------------------------------------------

Materials and Supplies                      7,752          7,214          7,187
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                     $19,518        $21,459        $16,853
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                        Central Hudson
--------------------------------------------------------------------------------
                                              June 30,   December 31,   June 30,
                                                2005         2004         2004
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

Natural Gas                                    $ 9,074      $10,856      $ 7,813
--------------------------------------------------------------------------------

Petroleum Products and Propane                     628          613          454
--------------------------------------------------------------------------------

Materials and Supplies                           6,132        5,738        5,728
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                          $15,834      $17,207      $13,995
--------------------------------------------------------------------------------

NOTE 8 - POST-EMPLOYMENT BENEFITS

      The following are the components of Central Hudson's net periodic benefits costs for its Pension and Other Post-Employment Benefits (the latter, "OPEB") plans for the quarters and six months ended June 30, 2005, and 2004. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of FSP 106-2, entitled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

                                                          Quarter Ended June 30,
                                                Pension Benefits                 OPEB
                                             ---------------------       ---------------------
                                              2005          2004          2005           2004
                                                 (In Thousands)             (In Thousands)
                                             ---------------------       ---------------------
Service cost                                 $ 1,837       $ 1,739       $   968       $   829

Interest cost                                  5,489         5,378         2,395         2,252

Expected return on plan assets                (5,808)       (5,510)       (1,279)       (1,296)

Amortization of:
     Prior service cost                          535           538           (37)          (37)
     Transitional (asset) or obligation           --            --           642           641

Recognized actuarial (gain) or loss            3,331         2,209         1,669           734
                                             -------       -------       -------       -------

Net periodic benefit cost                    $ 5,384       $ 4,354       $ 4,358       $ 3,123
                                             =======       =======       =======       =======

                                                            Six Months Ended June 30,
                                                 Pension Benefits                   OPEB
                                             -----------------------       -----------------------
                                               2005           2004           2005           2004
                                                  (In Thousands)                (In Thousands)
                                             -----------------------       -----------------------
Service cost                                 $  3,674       $  3,478       $  1,935       $  1,657

Interest cost                                  10,977         10,756          4,791          4,505

Expected return on plan assets                (11,616)       (11,020)        (2,557)        (2,592)

Amortization of:
     Prior service cost                         1,070          1,076            (74)           (74)
     Transitional (asset) or obligation            --             --          1,283          1,283

Recognized actuarial (gain) or loss             6,663          4,418          3,339          1,467
                                             --------       --------       --------       --------

Net periodic benefit cost                    $ 10,768       $  8,708       $  8,717       $  6,246
                                             ========       ========       ========       ========

      Decisions to fund the pension plan are made annually based on the value of plan assets relative to plan liabilities. The liabilities are primarily affected by the discount rate used to determine benefit obligations. Contributions would most likely be made to eliminate any Pension Benefit Guaranty Corporation variable rate premiums or to maintain a 90% gateway current liability funded level. Central Hudson does not presently anticipate a contribution to the pension plan in 2005.

      Employer contributions for OPEB totaled $953,000 during the quarter ended June 30, 2005, and $1.9 million for the six months ended June 30, 2005. The total contribution expected to be made in 2005 will be determined based on the maximum tax-deductible contribution, which is expected to be approximately $6.0 million.

      For additional information related to pensions and OPEB, please see Note 9
- "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to which reference is made.

Asbestos Litigation

      For a discussion of lawsuits against Central Hudson involving asbestos, see Note 11 - "Commitments and Contingencies" under the caption "Asbestos Litigation" in the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      As of July 15, 2005, of the 3,233 cases brought against Central Hudson, 1,539 remain pending. Of the 1,694 cases no longer pending against Central Hudson, 1,550 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 144 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the cost which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of Energy Group's or Central Hudson's financial position or results of operations.

Environmental Matters

      For a discussion of Central Hudson's environmental matters see Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements under the caption "Environmental Matters" of the Corporations' 10-K Annual Report.

Central Hudson:

      Former Manufactured Gas Plant Facilities

      City of Newburgh: Reference is made to the discussion under the subcaption "Central Hudson - Former Manufactured Gas Plant Facilities - City of Newburgh" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. On February 24, 2005, the New York State Department of Environmental Conservation ("DEC") issued a Proposed Remedial Action Plan ("PRAP") for public review and comment. The PRAP proposes a $22.9 million remediation plan, which is similar in scope to one previously submitted by Central Hudson, although it also includes a contingency fund and a projected expense for continued maintenance and monitoring at the site. The PRAP was the subject of a public hearing in the City of Newburgh on March 17, 2005. A public comment period remained open until April 30, 2005. The DEC is expected to issue a Record of Decision ("ROD") in the third quarter of 2005 that will specify a remediation plan for Central Hudson's implementation. Neither Energy Group nor Central Hudson can make any prediction as to the full financial effect of this matter on either Energy Group or Central Hudson, including the extent, if any, of insurance reimbursement and including implementation of environmental cleanup under the Order on Consent. However, Central Hudson has put its insurers on notice of this matter and intends to seek reimbursement from its insurers for the cost of any liability. Certain of the insurers have denied coverage. Subject to the provisions of a PSC Order issued on June 3, 1997, the costs of remediation are being deferred in anticipation of future rate recovery.

      Other MGP Sites: Reference is made to the discussion under the subcaption "Central Hudson - Former Manufactured Gas Plant Facilities - Other MGP Sites" in
Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. Central Hudson had requested that the Voluntary Cleanup Agreement covering the North Water Street site be converted into a Brownfield Cleanup Agreement under New York State's new Brownfield Cleanup Program. The Brownfield Cleanup Agreement with the DEC was signed and effective May 12, 2005. Central Hudson believes the Brownfield Cleanup Agreement is unlikely to significantly change the amount or cost of any potential remediation of the North Water Street site, but may permit the recovery by Central Hudson of some of the remediation costs through tax credits.

      Orange County Landfill

      Reference is made to the discussion under the subcaption "Orange County Landfill" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The Tolling Agreement dated September 7, 2001, whereby Central Hudson agreed to toll the applicable statute of limitations by certain state agencies against Central Hudson for certain alleged causes of action, has through a series of sequential agreements been extended to November 30, 2005. Neither Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      Earnings per share (basic) for the second quarter of 2005 for Energy Group were $0.41 per share, versus the $0.35 per share earned during the second quarter of 2004, a 17% increase. The primary drivers of the increase were a one-time, $0.09 per share tax benefit; a $0.03 change related to a re-pricing adjustment made by the New York State Independent System Operator ("NYISO"); higher returns on temporary investments; a reduction in expenses; and a modest improvement in operating performance from Energy Group's oil distribution subsidiaries. The quarter's earnings were negatively impacted by the expiration of regulatory items that had previously contributed $0.12 per share. Year-to-date, Energy Group reports earnings of $1.70 per share, a decrease of $0.11 per share as compared to the first half of 2004.

      The quarterly results were somewhat dampened by the impact of a hedging contract designed to lessen the effect that variable weather can have upon revenues. Though it had a $0.05 per share negative impact in the second quarter of this year, it is expected that higher revenues related to warm June weather will offset this impact in the third quarter.

      Energy Group believes it will still achieve its full-year earnings projections. Results in both Central Hudson and Energy Group are projected to be strong enough to maintain consolidated earnings within the target range, even though Energy Group is adjusting its guidance for the fuel-oil segment to $0.10-$0.15 per share from $0.20-$0.25 per share.

Regulated Electric and Natural Gas

      Central Hudson's contribution to second quarter earnings was $0.37 per share, a decrease of $0.06 per share from the $0.43 per share posted during the same period of 2004. The decline resulted from the expiration of a $0.09 per share incentive associated with the sale of Central Hudson's interest in its major generating assets and $0.03 per share of previously deferred revenues. Electric and natural gas revenues increased by $14.2 million, or 11.5%, between the second quarters of 2004 and 2005, due largely to an increase in the amount Central Hudson collected to recover the cost of energy purchased on behalf of its customers.

      On July 29, 2005, Central Hudson filed an electric and natural gas case with the PSC for an increase in its delivery rates.

Unregulated Fuel Oil Distribution

      The fuel oil distribution businesses of CHEC had a loss - which is typical for the second quarter - of $0.10 per share for the period, $0.01 per share better than the $0.11 per share loss posted in the second quarter of 2004. The improvement in earnings resulted largely from an increase in service profitability and a reduction in operating expenses.

Unregulated - Other

      Energy Group, the holding company, and CHEC partnership investments contributed $0.14 per share to earnings during the second quarter, which was $0.11 per share above the same period of 2004. A $0.09 per share favorable New York State income tax benefit and increased earnings on temporary investments were partially offset by a decrease in earnings from CHEC partnership investments during the quarter.

2005 Earnings Projections

      Energy Group believes it will still achieve its earlier projection that 2005 consolidated annual earnings will total between $2.55 and $2.75 per share, comprised of the following segments: Central Hudson's regulated electric and natural gas businesses, unchanged at $2.15-$2.25 per share; CHEC's unregulated fuel oil distribution businesses, $0.10-$0.15 per share, reduced from $0.20-$0.25 per share due to lower residential sales volumes during the heating season attributable to customer conservation and attrition, as well as lower commercial sales volumes due to fuel switching in reaction to higher prices in the oil industry; and unregulated other businesses (including Energy Group, the holding company), $0.30-$0.35 per share, increased from $0.20-$0.25 per share due to a $0.09 per share New York State income tax benefit for which notice was received in June 2005.

REGULATORY MATTERS

Rate Proceedings - Electric and Natural Gas

      On July 29, 2005, Central Hudson filed an electric and natural gas case with the PSC. Central Hudson is seeking to increase electric and natural gas delivery rates, which have been in effect since November 1, 2001, and have not been increased since 1993 and 1991, respectively.

      Central Hudson has proposed a one-year increase of $52.8 million and $18.1 million of electric and natural gas delivery rates, respectively. The filing is being made in order to align electric and natural gas delivery rates with current expenses, including employee benefits, resulting from inflationary pressures, regulatory mandates, and electric and natural gas system infrastructure improvements. In addition, Central Hudson is seeking to recover the build-up of regulatory assets, consisting primarily of deferred pension and OPEB undercollections, which can no longer be completely offset by the regulatory liability, the Customer Benefit Fund. The filing includes suggested uses for the remaining balance of the Customer Benefit Fund and proposes a number of ratemaking treatments for the rate base credit established in prior PSC Orders, as well as anticipated MGP site remediation expenditures. The filing also seeks to recover current expenditures associated with stray voltage testing of Central Hudson owned and municipally owned electric facilities, as well as distribution line tree trimming and enhanced electric transmission right of way management practices.

      Central Hudson has requested a common equity ratio of 47% and a base return on equity ("ROE") of 10.75%. The current common equity ratio cap for Central Hudson is 45% with a base ROE of 10.3%.

      It is anticipated the PSC will suspend the filing and requested delivery rate increases and initiate a full review of the filing. A PSC Order establishing rates is not expected until the second quarter of 2006. No prediction can be made as to the final outcome of the rate filing.

Other PSC Proceedings

      Commencing April 26, 2005, Central Hudson filed Notices of Intent with the PSC to sell fifteen parcels of non-utility real property. On July 22, 2005, the PSC issued an Order stating that the filings shall be reviewed further under Public Service Law Section 70 to determine the disposition of and the accounting for the potential gains.

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first six months of 2005 contributed to the increase in the book value per share of its Common Stock from $31.31 at December 31, 2004, to $31.95 at June 30, 2005; the common equity ratio increased from 58.3% at December 31, 2004, to 58.7% at June 30, 2005. Book value per share at June 30, 2004, was $31.51 and the common equity ratio was 60.7%.

      Both Energy Group's and Central Hudson's liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows and as discussed below.

      The principal factors affecting Energy Group's liquidity are the dividends it pays to its shareholders and, as it relates to both Central Hudson and CHEC, cash flows generated from operations and capital expenditures. Central Hudson's liquidity is affected by its debt obligations and by dividends paid to Energy Group.

      Central Hudson's cash flows from operating activities reflect principally its energy sales and deliveries and costs of operations. The volume of energy sales and deliveries is dependent primarily on factors external to Central Hudson, such as weather and economic conditions. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity, fuel, and natural gas may affect the timing of cash flows but not net income because these costs are fully recovered through its electric and natural gas cost adjustment mechanisms.

      Central Hudson's cash flows are also affected by other regulatory deferral mechanisms whereby cash may be expended in one period and recovery of the cash from customers may not occur until a subsequent period.

Energy Group - Cash Flow Summary

      Changes in Energy Group's cash and temporary cash investments resulting from operating, investing, and financing activities for the six months ended June 30, 2005, and June 30, 2004, are summarized in the following chart.

------------------------------------------------------------------------------------------------------
                                                      Six Months       Six Months        Variance
Energy Group                                          Ended 2005       Ended 2004      2005 vs. 2004
------------------------------------------------------------------------------------------------------
                                                                 (Millions of Dollars)
------------------------------------------------------------------------------------------------------
Operating Activities                                  $     45.7       $     67.3       $    (21.6)
------------------------------------------------------------------------------------------------------
Investing Activities                                       (34.8)           (34.8)              --
------------------------------------------------------------------------------------------------------
Financing Activities                                       (16.0)           (26.1)            10.1
------------------------------------------------------------------------------------------------------
Net change for the period                                   (5.1)             6.4            (11.5)
------------------------------------------------------------------------------------------------------
Balance at beginning of period                             119.1            125.8             (6.7)
------------------------------------------------------------------------------------------------------
Balance at end of period                              $    114.0       $    132.2       $    (18.2)
------------------------------------------------------------------------------------------------------

      Energy Group's net cash flows provided by operating activities during the first six months ended June 30, 2005, were $21.6 million lower as compared to the first six months ended June 30, 2004. Cash flow decreased primarily because of a substantial increase in customer accounts receivable for Central Hudson and CHEC, the absence of proceeds from Central Hudson's sale of emission allowances in 2004, increased estimated tax payments based on current year taxable income, and lower fuel oil sales volumes at CHEC related to customer attrition and price-induced customer conservation. The substantial increase in customer accounts receivable is related to a favorable re-pricing adjustment in electricity sales for resale made by the NYISO and a reflection of increased customer costs for purchased electricity, natural gas, and petroleum products, due largely to an increase in the wholesale price of each as compared to the same period in 2004. Increased sales for Central Hudson also contributed to this increase in accounts receivable, reflecting customer growth for residential and commercial customer classes. Cash flow from operations was also lower in 2005 due to the absence of the 2001 amended Utility Service Tax refund that Central Hudson received in 2004. Slightly offsetting these decreases in cash flow was a reduction in costs related to various programs funded by Central Hudson's Customer Benefit Fund, including customer refunds for electric customers.

      As authorized in the 2004 Joint Proposal approved by the PSC, deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for the first six months of 2005. The total amount offset for the first six months of 2005 was $3.0 million. Central Hudson will continue to use the Customer Benefit Fund to offset the cost of various programs as well as under collected pension and OPEB costs subject to certain limitations. For further details see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings -

Electric and Natural Gas" in the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Net cash flows related to investing activities were virtually the same in the first six months of 2005 as compared to the first six months of 2004. Decreased expenditures in 2005 related to property, plant, and equipment were offset by issuances of notes receivable to certain of the competitive business subsidiaries and minor acquisitions made by CHEC.

      Net cash flows related to financing activities were $10.1 million higher in the first six months of 2005 as compared to the first six months of 2004. The resulting increase in cash flows was primarily driven by lower net repayments of short-term debt by Central Hudson in the first six months of 2005 as compared to the same period in 2004. There were no issuances of medium-term notes in the first six months of 2005 by Central Hudson and in the first six months of 2004 there were issuances of $7.0 million.

Central Hudson - Cash Flow Summary

      Changes in Central Hudson's cash and temporary cash investments resulting from operating, investing, and financing activities for the six months ended June 30, 2005, and June 30, 2004, are summarized in the following chart.

--------------------------------------------------------------------------------------------------------------
                                                         Six Months        Six Months         Variance
Central Hudson                                           Ended 2005        Ended 2004      2005 vs. 2004
--------------------------------------------------------------------------------------------------------------
                                                                     (Millions of Dollars)
--------------------------------------------------------------------------------------------------------------
Operating Activities                                    $      40.3       $      57.6       $     (17.3)
--------------------------------------------------------------------------------------------------------------
Investing Activities                                          (28.6)            (30.8)              2.2
--------------------------------------------------------------------------------------------------------------
Financing Activities                                          (16.5)            (26.6)             10.1
--------------------------------------------------------------------------------------------------------------
Net change for the period                                      (4.8)              0.2              (5.0)
--------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                  8.2              12.7              (4.5)
--------------------------------------------------------------------------------------------------------------
Balance at end of period                                $       3.4       $      12.9       $      (9.5)
--------------------------------------------------------------------------------------------------------------

      Central Hudson's net cash flows provided by operating activities in the six months ended June 30, 2005, were $17.3 million lower as compared to the six months ended June 30, 2004, for the reasons indicated in the discussion of Energy Group's net cash flows provided by operating activities.

      Net cash flows related to investing activities were $2.2 million higher in the first six months of 2005 as compared to the first six months of 2004 as a result of decreased expenditures related to property, plant, and equipment.

      Net cash flows related to financing activities were $10.1 million higher in the first six months of 2005 as compared to the first six months of 2004. The resulting increase in cash flows was primarily driven by lower net repayments of short-term debt in 2005 as compared to the same period in 2004. There were no issuances of medium-term notes in the first six months of 2005 and in the first six months of 2004 there were issuances of $7.0 million.

Credit Facilities and Debt

      At June 30, 2005, Energy Group, consolidated, had no current maturities of long-term debt and $13.0 million of short-term debt outstanding. Cash and cash equivalents for Energy Group, consolidated, were $114.0 million at June 30, 2005.

      Energy Group, the holding company, has a $75.0 million revolving credit agreement with several commercial banks which currently has no outstanding balance.

      As of June 30, 2005, Central Hudson had short-term debt outstanding of $13.0 million and cash and cash equivalents of $3.4 million. The short-term debt outstanding is from the use of uncommitted credit lines. Central Hudson has a $75.0 million revolving credit agreement with a group of commercial banks which currently has no outstanding balance. Central Hudson also has committed short-term credit facilities totaling $1.0 million with a regional bank and certain uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing. Existing PSC authorization limits the amount of short-term borrowing Central Hudson may have outstanding at any time to $77.0 million in aggregate.

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

      CHEC has a $15.0 million line of credit with a commercial bank and, as of June 30, 2005, there was no outstanding balance.

Parental Guarantees

      Energy Group and certain of the competitive business subsidiaries have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes. In addition, Energy Group agreed to guarantee the post-closing obligations of former subsidiary Central Hudson Energy Services, Inc. under the agreement related to the sale of former subsidiary CH Resources, Inc. ("CH Resources"), which guarantee now applies to CHEC. Reference is made to Note 1 - "Summary of Significant Accounting Policies" under the captions "Parental Guarantees" and "Product Warranties" and to Note 11
- "Commitments and Contingencies" under
the caption "CHEC" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      The guarantees described have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At June 30, 2005, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $3.7 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in the Energy Group's Consolidated Balance Sheet. Energy Group's approximate aggregate potential liability for product warranties at June 30, 2005, has not changed from that reported at December 31, 2004, which was $504,000.

Financing Program of Energy Group and Its Subsidiaries

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4.0 million shares, or approximately 25%, of its outstanding Common Stock over the five years beginning August 1, 2002. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million. No shares were repurchased during the six months ended June 30, 2005, or during the twelve months ended December 31, 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in regulated and competitive energy-related businesses. Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

EARNINGS PER SHARE

      Energy Group's consolidated earnings per share (basic) for the second quarter of 2005 were $0.41 as compared to $0.35 for the second quarter of 2004, an increase of $0.06 per share. Details of the change in earnings are as follows for each of the operating segments which include Central Hudson (described under the subcaption "Regulated Electric and Natural Gas"), CHEC (described under the subcaption "Unregulated Fuel Oil Distribution"), and Energy Group (the holding company) and CHEC's interests in partnerships and interests other than fuel oil distribution operations (both described under the subcaption "Unregulated - Other").

Three Months Ended June 30, 2005

Regulated Electric and Natural Gas

      Earnings for Central Hudson's electric and natural gas operations decreased $0.06 per share due to the following:

      o $0.09 per share due to the completion of the amortization of Central Hudson's share of the gain from the 2001 sale of its interests in its major generating assets. This gain was recorded as deferred income beginning July 1, 2001, and its amortization was completed in December 2004.

      o $0.04 per share due to a decrease in electric net operating revenues, net of the cost of purchased electricity, fuel, and revenue taxes. The reduction in electric net revenues is due to the recording of an estimated amount payable of $0.05 per share for the month of June, pursuant to a summer weather-hedging contract that runs from June to August. The $0.05 per share impact of the weather-hedging contract was partially offset by an increase in revenues from electric delivery sales, primarily to residential customers.

      o $0.04 per share due to an increase in property taxes and depreciation and amortization of utility plant assets.

      o $0.03 per share due to the absence of the amortization of previously deferred electric revenues that ended June 30, 2004, pursuant to the current regulatory agreement.

      o     $0.03 per share from an increase in storm restoration costs.

      Partially offsetting the decreases were the following:

      o An increase of $0.05 per share due to a reduction in operating expenses primarily related to uncollectible accounts, workers compensation, and injuries and damages.

      o An increase of $0.04 per share from electric and natural gas regulatory mechanisms. The increase was due to lower shared earnings for electric and natural gas operations. Both electric and natural gas shared earnings decreased largely due to lower ratemaking operating income and a change in the sharing arrangements effective July 1, 2004.

      o An increase of $0.03 per share due to a favorable NYISO re-pricing adjustment related to electricity sales for resale.

      o $0.02 per share due to an increase in natural gas net operating revenues from delivery sales, net of the cost of natural gas and revenue taxes. Sales to residential and commercial customers, largely space heating sales, increased due to increased usage and customer growth, which was partially offset by a reduction in usage by existing industrial customers.

      o An increase of $0.03 per share due to the net effect of various other items including a reduction in income taxes and a reduction in regulatory carrying charges due to customers. These reductions were partially offset by an increase in interest charges resulting from the issuance of long-term debt in

            November of 2004. The reduction in carrying charges primarily reflects the substantial use of the principal balance of the Customer Benefit Fund by December 31, 2004, for customer refunds and other authorized programs.

Unregulated Fuel Oil Distribution

      Earnings for CHEC's fuel oil distribution subsidiaries increased $0.01 per share due to an increase in net revenues (net of fuel and other related expenses). The increase is due to an increase in service profitability and a reduction in operating expenses resulting from lower volumes sold due to customer attrition and price-induced customer conservation.

Unregulated - Other

      Earnings for Energy Group, the holding company, and CHEC's non-fuel oil interests increased $0.11 per share. The increase is due primarily to the recording of favorable New York State income tax benefits related to the completion of an Energy Group tax audit. An increase in investment income from temporary investments held by Energy Group, the holding company, also enhanced earnings. The increase in investment income reflects higher returns due to higher interest rates. The overall increase was partially offset by a decrease in income from CHEC's partnership and other investment interests.

Six Months Ended June 30, 2005

      Energy Group's consolidated earnings per share (basic) for the six months ended June 30, 2005, and 2004, reflect earnings per share (basic) of $1.70 and $1.81, respectively, a decrease in earnings of $0.11 per share. Details of the six-month change in earnings are as follows:

Regulated Electric and Natural Gas

      Earnings for Central Hudson's electric and natural gas operations decreased $0.15 per share due to the following:

      o $0.19 per share due to the completion of the amortization of Central Hudson's share of the gain from the 2001 sale of its interests in its major generating assets. This gain was recorded as deferred income beginning July 1, 2001, and its amortization was completed in December 2004.

      o $0.08 per share due to an increase in property taxes and depreciation and amortization of utility plant assets.

      o $0.06 per share due to the absence of the amortization of previously deferred electric revenues that ended June 30, 2004, pursuant to the current regulatory agreement.

      o     $0.06 per share from an increase in storm restoration costs.

      Partially offsetting the decreases were the following:

      o $0.10 per share from electric and natural gas regulatory mechanisms. The increase was due to lower shared earnings for electric and natural gas operations. Both electric and natural gas shared earnings decreased largely due to lower rate-making operating income and a change in the sharing arrangements effective July 1, 2004.

      o An increase of $0.04 per share due to a reduction in other operating expenses primarily related to uncollectible accounts and injuries and damages.

      o An increase of $0.03 per share due to a favorable NYISO re-pricing adjustment related to electricity sales for resale.

      o $0.03 per share due to an increase in natural gas net operating revenues from delivery sales, net of the cost of natural gas and revenue taxes. Sales to residential and commercial customers, largely space heating sales, increased due to customer growth and increased usage, which was partially offset by a reduction in usage by existing industrial customers.

      o An increase of $0.04 per share due to the net effect of various other items, including a reduction in income taxes and a reduction in regulatory carrying charges due to customers. These reductions were partially offset by an increase in interest charges resulting from the issuance of long-term debt in November of 2004. The reduction in carrying charges primarily reflects the substantial use of the principal balance of the Customer Benefit Fund by December 31, 2004, for customer refunds and other authorized programs.

Unregulated Fuel Oil Distribution

      Earnings for CHEC's fuel oil distribution subsidiaries decreased $0.08 per share due to a decrease in gross margins (revenues net of fuel and other related expenses) due to reduced residential volumes related to customer attrition and price-induced customer conservation. This shortfall was partially offset by higher margins in the first quarter of 2005 as compared to 2004. In addition, commercial dual-fuel customers used less oil and used more natural gas provided from other suppliers, due to the price advantage of natural gas on a price per unit of heating value basis.

Unregulated - Other

      Earnings for Energy Group, the holding company, and CHEC's non-fuel oil interests increased $0.12 per share. The increase was due primarily to the recording of favorable New York State income tax benefits related to the completion of the Energy Group tax audit. An increase in investment income from temporary investments held by Energy Group, the holding company, also enhanced earnings. The increase in investment income reflects higher returns due to higher interest rates. The overall increase was partially offset by a decrease in income from CHEC's partnership and other investment interests.

RESULTS OF OPERATIONS

      The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and six-month periods ended June 30, 2005, and the three and six-month periods ended June 30, 2004, for Energy Group's operating segments.

OPERATING REVENUES

      Energy Group's consolidated operating revenues increased $24.2 million, or 14.6%, for the second quarter of 2005 as compared to the same period in 2004. Revenues increased $47.3 million, or 11.0%, for the comparative six-month periods. Details of these revenue changes are presented in the following charts and related discussions concerning these variances.

      Details of these revenue changes by electric, natural gas, and unregulated subsidiaries are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                          2005/2004 INCREASE (DECREASE)
(Thousands of Dollars)                                   THREE MONTHS ENDED JUNE 30, 2005
-------------------------------------------------------------------------------------------------------------------
                                                                             Unregulated
                                                                      --------------------------
                                                     Natural           Fuel Oil
                                Electric               Gas            Distribution       Other           Total
-------------------------------------------------------------------------------------------------------------------
Customer Sales                $      305(a)       $      751(b)       $   10,044      $      (58)      $   11,042
-------------------------------------------------------------------------------------------------------------------
Sales to Other Utilities             941                   6                  --              --              947
-------------------------------------------------------------------------------------------------------------------
Energy Cost Adjustment             9,414               4,112                  --              --           13,526
-------------------------------------------------------------------------------------------------------------------
Deferred Revenues(c)                 348                  24                  --              --              372
-------------------------------------------------------------------------------------------------------------------
Miscellaneous                     (1,829)                158                  --              --           (1,671)
-------------------------------------------------------------------------------------------------------------------
       Total                  $    9,179          $    5,051          $   10,044      $      (58)      $   24,216
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                          2005/2004 INCREASE (DECREASE)
(Thousands of Dollars)                                   SIX MONTHS ENDED JUNE 30, 2005
-------------------------------------------------------------------------------------------------------------------
                                                                             Unregulated
                                                                      --------------------------
                                                     Natural           Fuel Oil
                                Electric               Gas            Distribution       Other           Total
-------------------------------------------------------------------------------------------------------------------
Customer Sales                $    1,409(a)       $    1,964(b)       $   21,017      $      (51)      $   24,339
-------------------------------------------------------------------------------------------------------------------
Sales to Other Utilities           1,130                  61                  --              --            1,191
-------------------------------------------------------------------------------------------------------------------
Energy Cost Adjustment            15,661               7,237                  --              --           22,898
-------------------------------------------------------------------------------------------------------------------
Deferred Revenues(c)                 477                 675                  --              --            1,152
-------------------------------------------------------------------------------------------------------------------
Miscellaneous                     (2,110)               (161)                 --              --           (2,271)
-------------------------------------------------------------------------------------------------------------------
       Total                  $   16,567          $    9,776          $   21,017      $      (51)      $   47,309
-------------------------------------------------------------------------------------------------------------------

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

Regulated Electric and Natural Gas

      Utility electric and natural gas operating revenues increased $14.2 million, or 11.5%, from $123.5 million in 2004 to $137.7 million in 2005 for the quarter ended June 30. Electric revenues increased $9.2 million, or 9.4%, and natural gas revenues increased $5.0 million, or 19.4%, largely due to an increase in amounts collected through Central Hudson's energy cost adjustment mechanisms to recover its cost of purchased electricity and natural gas. Electric revenues also reflect increases due to an increase in delivery sales and revenues from sales for resale due to a NYISO re-pricing adjustment. Natural gas revenues also reflect an increase in delivery revenues. The increase in electric revenues was partially offset by a reduction in revenues related to weather hedging contracts.

      For the six months ended June 30, 2005, utility electric and natural gas operating revenues increased $26.3 million, or 8.7%, from $301.5 million in 2004 to $327.8 million in 2005 with electric revenues increasing $16.5 million, or 7.6%, and natural gas revenues increasing by $9.8 million, or 11.5%. As with the quarter ended June 30, 2005, most of the change is related to an increase in amounts collected through Central Hudson's cost adjustment mechanisms for the recovery of energy costs. Electric and natural gas revenues also reflect the impact of increased delivery sales with the electric increase partially offset by the effect of weather hedging contracts. Electric revenues additionally increased due to NYISO re-pricing adjustments related to sales for resale.

Unregulated Fuel Oil Distribution

      Revenues for CHEC's fuel oil distribution operations increased $10.0 million, or 24%, from $41.6 million for the quarter ended June 30, 2004, to $51.6 million for the quarter ended June 30, 2005. The increase in revenues primarily reflects an increase in the average selling price of petroleum in 2005 in comparison to 2004 due to an increase in wholesale costs. The increase is partially offset by a reduction in petroleum volumes due to customer attrition, price-induced customer conservation, and fuel switching.

      For the six months ended June 30, 2005, fuel oil distribution operating revenues increased $21.0 million, or 16.6%, from $126.3 million in 2004 to $147.3 million in 2005. The increase in revenues results for the reasons indicated above.

SALES VOLUMES

      Sales volumes for both Central Hudson and CHEC's fuel oil distribution companies vary in response to weather conditions. Electric deliveries peak in the summer, and natural gas and petroleum products consumed for heating purposes peak in the winter.

Regulated Electric and Natural Gas

      The following chart reflects the change in the level of electric and natural gas sales for the quarter and six-months ended June 30, 2005, as compared to the same periods for 2004.

                                                     INCREASE (DECREASE) FROM 2004
                                     --------------------------------------------------------------
                                        3 MONTHS ENDED JUNE 30            6 MONTHS ENDED JUNE 30
                                     ---------------------------        ---------------------------
                                     Electric        Natural Gas        Electric        Natural Gas
                                     --------        -----------        --------        -----------
Residential ..............               2%               4%                2%               2%
Commercial ...............               0%               4%                1%               4%
Industrial ...............               2%              (9)%               2%              (1)%
Interruptible ............             N/A                2%              N/A                7%

      Utility deliveries of electricity within Central Hudson's service territory increased 1% in the second quarter of 2005 as compared to the same quarter in 2004. Sales to residential and industrial customers each increased 2%, while sales to commercial customers remained relatively flat. Sales to residential customers increased due to customer growth and increased usage. Customer growth also served to offset a reduction in usage by commercial customers. The increase in usage results from the cooler weather experienced in the months of April and May 2005 as evidenced by a 19% increase in electric billing heating degree-days over the prior year.

      Utility deliveries of natural gas to firm Central Hudson customers increased 3% in 2005 as compared to last year. Sales to residential and commercial customers each increased 4% due to increased usage and customer growth. Industrial sales, which were 4% and 5% of total firm sales in the quarters ended June 30, 2005, and 2004, respectively, decreased 9%, while interruptible sales increased 2%. Billing heating degree-days, although at normal levels for 2005, were 14% higher than last year.

      For the six months ended June 30, 2005, as compared to the same period in 2004, electric delivery sales increased 2%. Sales to residential customers increased 2% and sales to commercial customers increased 1% both due to customer growth and, for residential customers, also increased usage. Sales to industrial customers increased 2%. Electric billing heating degree-days increased 3% over last year.

      Deliveries of natural gas increased 2% in 2005 as compared to the prior year. Residential sales increased 2% and commercial sales increased 4%, primarily due to customer growth. Industrial sales, which represent less than 5% of total firm sales, decreased 1%. Interruptible sales increased 7% due to a greater availability of natural gas. Billing heating degree-days increased 2% for the six months ended June 30, 2005, as compared to last year.

Unregulated Fuel Oil Distribution

      Sales of petroleum products by CHEC's fuel oil distribution companies decreased 2.4 million gallons, or 9%, from 28.0 million gallons in the second quarter of 2004 to 25.6 million gallons in the second quarter of 2005. Half of the variation was the result of reduced sales to lower margin commercial customers with dual-fuel capabilities. The primary alternative fuel, natural gas, had a price advantage in the fuel oil distribution companies' markets due to high oil prices during the quarter. The remaining variation was attributed primarily to residential customers and delivered motor fuels. The variation in residential customer gallons was driven by price-induced conservation efforts and customer attrition. Also, fewer new customers were acquired due to the discontinuance of certain new customer discounts. Temperatures were colder in the second quarter of 2005 as compared to last year, as evidenced by a 13% increase in heating degree-days.

      For the six months ended June 30, 2005, sales of petroleum products decreased 11.0 million gallons, or 13%, from 87.1 million gallons in the first six months of 2004 to 76.1 million gallons in the first six months of 2005. The reduction in sales volume was due to essentially the same reasons as discussed for the second quarter change in sales volume. For the six months ended June 30, 2005, heating degree-days increased 2% due to colder weather in the second quarter, as discussed above.

OPERATING EXPENSES

Regulated Electric and Natural Gas

      Total utility operating expenses and income taxes increased $13.4 million, or 11.5%, from $116.0 million in the second quarter of 2004 to $129.4 million in the second quarter of 2005. The increase in operating expenses resulted from an increase in purchased electricity and natural gas expense, which increased $9.0 million and $4.7 million, respectively. Both reflect an increase in wholesale costs, an increase in volumes purchased due to an increase in sales to full service customers, and a change in amounts recorded related to the recovery of these costs through Central Hudson's cost adjustment mechanisms for purchased electricity and natural gas costs. Other operating expenses and income taxes decreased $0.3 million due to a decrease in income taxes of $1.5 million, which resulted largely from a reduction in taxable income. Partially offsetting the decrease in income taxes was an increase in depreciation and amortization of utility plant and taxes other than income taxes.

      For the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, operating expenses and income taxes increased $24.5 million, or 8.8%, from $276.9 million in 2004 to $301.4 million in 2005. As with the quarter ended June 30, 2005, the increase is reflective of an increase in the cost of purchased electricity, which increased $15.2 million, and an increase in the cost of purchased natural gas of $8.4 million. The increases for both are due to an increase in wholesale costs, an increase in volumes purchased due to an increase in full service sales, and a change in the amounts recorded for the recovery of these energy costs through Central

Hudson's energy cost adjustment mechanisms. Other operating expenses and income taxes increased $0.9 million, reflecting increases in storm restoration costs, depreciation, amortization of utility plant, and taxes other than income taxes. The increase was partially offset by a reduction in income taxes resulting largely from a reduction in taxable income.

Unregulated Fuel Oil Distribution

      For the second quarter, operating expenses and income taxes increased $9.8 million, or 23.1%, from $42.7 million in 2004 to $52.5 million in 2005 due to an increase in purchased petroleum expense. The cost of petroleum increased $9.9 million due primarily to an increase in the wholesale price of petroleum in 2005 as compared to 2004. This increase was partially offset by a reduction in other expenses of operation due to a decrease in distribution costs related to lower volumes sold.

      For the six months ended June 30, 2005, these expenses increased $22.0 million, or 18.2%, from $121.0 million in 2004 to $143.0 million in 2005 due to an increase in purchased petroleum expense. The cost of petroleum increased $23.5 million due primarily to an increase in the wholesale price of petroleum in 2005 as compared to 2004. This increase was partially offset by a reduction in other expenses of operation of $0.7 million partially due to a reduction of distribution costs related to lower volumes sold. Income taxes were lower by $0.8 million resulting from lower taxable income for fuel oil distribution operations.

OTHER INCOME

Regulated Electric and Natural Gas

      Other income for Central Hudson decreased $2.9 million, or 65.9%, for the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004. The decrease was due to the completion of the amortization in December 2004 of Central Hudson's share of the gain from the 2001 sale of its interests in its major generating assets and a reduction in carrying charges due from customers related to pension costs. In its June 2004 Rate Order adopting the terms of Central Hudson's Joint Proposal for Rate Plan Modification, the PSC authorized the use of the Customer Benefit Fund to offset pension under-collection balances, which reduced the balance upon which carrying charges for pension costs are determined. This reduction in carrying charges was offset by a reduction in carrying charges related to the Customer Benefit Fund as discussed below under "Interest Charges".

      For the six months ended June 30, 2005, other income decreased $6.2 million due to the reasons noted above for the quarter ended June 30, 2005.

Unregulated Other

      Other income and related income taxes for Energy Group, the holding company, and CHEC's partnership investments and energy efficiency services increased $1.6 million for the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004. The increase is primarily due to the recording of favorable New York State income tax benefits related to the completion of a tax audit. The increase also reflects an increase in investment income from temporary investments held by Energy Group due to higher interest rates, which was partially offset by a decrease in income from CHEC's partnership and other investment interests.

      For the six months ended June 30, 2005, other income and related income taxes increased $1.7 million due to the reasons noted above for the quarter ended June 30, 2005.

INTEREST CHARGES

Regulated Electric and Natural Gas

      Interest charges for Central Hudson decreased $1.2 million, or 24.7%, for the quarter ended June 30, 2005, as compared to the same period in the prior year. The decrease was due primarily to a reduction of regulatory carrying charges resulting from the substantial use, by December 31, 2004, of the principal balance of the Customer Benefit Fund for customer refunds and other authorized programs. In accordance with Central Hudson's current settlement agreement, carrying charges were accrued on the unused balance for the future benefit of customers. This reduction in carrying charges was partially offset by an increase in interest charges on long-term debt due to the issuance of medium-term notes in November 2004.

      For the six months ended June 30, 2005, interest charges decreased $2.0 million due to the reasons noted above. The increase in interest charges for the six months was also affected by the issuance of long-term debt in February 2004.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Annual Report for a discussion of Energy Group's dividend payments. On March 24, 2005, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable May 2, 2005, to shareholders of record as of April 11, 2005. On June 21, 2005, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2005, to shareholders of record as of July 11, 2005.

OTHER MATTERS

      Changes in Accounting Standards: See Note 2 - "Summary of Significant Accounting Policies" and Note 5 - "New Accounting Standards and Other FASB Projects" for discussion of relevant changes.

      On July 20, 2005, Central Hudson received a payment from the NYISO for adjustments to energy sales transactions that had occurred in May 2000, when Central

Hudson owned the Danskammer Plant and a share of the Roseton Plant. The adjustments resulted from a decision of the United State Court of Appeals for the District of Columbia Circuit and a subsequent Order of the Federal Energy Regulatory Commission that directed the NYISO to increase the real-time pricing on those transactions. Since the payment related to unresolved billing issues that existed at June 30, 2005, its impact has been recorded in the financial results for that quarter. The payment resulted in an increase to net income of $574,000, or $0.03 per share. Additionally, as a result of PSC regulatory mechanisms in place in 2000, customers will received $2.7 million of the NYISO payments which will be returned through Central Hudson's energy cost adjustment mechanism.

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

      Central Hudson's Rate Plans Limit its Ability to Pass Through Increased Costs to its Customers; If Central Hudson's Rate Plans Are Modified by State Regulatory Authorities, Central Hudson Revenues May Be Lower Than Expected

      As a transmission and distribution company delivering electricity and natural gas within New York State, Central Hudson is regulated by the PSC, which regulates retail rates, terms and conditions of service, various business practices and transactions, financings, and transactions between Central Hudson and Energy Group or Energy Group's competitive business subsidiaries. The PSC's Order Establishing Rates in Central Hudson's rate proceeding, which was issued on October 25, 2001, and became effective November 1, 2001, and the PSC's Joint Proposal Order issued on June 14, 2004, and effective July 1, 2004, (together the "Rate Plans") cover the rates Central Hudson can charge customers and contain a number of related provisions. Rates charged to customers generally may not be changed during the respective limited terms of the Rate Plans, other than for the recovery of energy costs and limited other exceptions. As a result, the Rate Plans may not reflect all of the increased construction and other costs that may be experienced after the date the Rate Plans became effective. The approval of new rate plans or changes to existing Rate Plans (including the modification or elimination of Central Hudson's energy cost adjustment clauses) could have a significant effect on Central Hudson's financial condition, results of operations, or cash flows. The current Rate Plans and material matters relating to potential rate changes are described in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The current Rate Plans permit Central Hudson to file for changes in rates at any time, but rates are generally not changed by the PSC until eleven months after the filing of proposed rate changes. On July 29, 2005, Central Hudson filed an electric and natural gas case for an increase in its delivery rates. Central Hudson cannot predict the rates that will be established by the PSC, or whether its business may be adversely affected by the rates determined, in such proceeding.

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

      High Wholesale Fuel Oil Prices May Adversely Affect the Ability of CHEC's Subsidiaries to Attract New Customers, Retain Existing Customers and Maintain Sales Volumes

      For the six months ended June 30, 2005, the average wholesale price of fuel oil, as measured by the closing price on the New York Mercantile Exchange, increased 52% to $1.459 per gallon, from $0.958 per gallon for the same six months ended June 30, 2004. CHEC's management believes the significant rise in the wholesale price of fuel oil has adversely impacted the ability of CHEC's fuel oil delivery businesses to attract new full service residential customers and, to a lesser extent, retain existing full service residential customers. CHEC's management believes some customer attrition is due to former and prospective full service customers deciding, because of high fuel oil prices, to purchase fuel from discount distributors, which - unlike CHEC's fuel oil delivery businesses - do not offer other services such as repair and maintenance. In addition, CHEC's management believes that some customers are conserving their use of fuel oil by accepting lower temperatures in their homes and by implementing home improvements (e.g., more insulation; better windows). If high fuel prices were to continue indefinitely, or such prices were to increase significantly, CHEC's subsidiaries could experience further customer attrition and further reductions in sales volume due to customer conservation. If one or both of these were to occur and be material, the consequence could be a material reduction in profitability that could, in turn, lead to an impairment of the goodwill included in the intangible assets on CHEC's and Energy Group's balance sheets. Additionally, if customer attrition were to accelerate significantly the remaining value of the customer list could be impaired.

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

      A significant deficiency in general computer controls at one of Energy Group's fuel oil distribution subsidiaries was described in Item 9A of the Corporations' 10-K Annual Report. Remediation of this deficiency is nearly complete. Access to programs and data by the software vendor is now restricted and controlled by the subsidiary. Employee access to programs and data has been limited to meet the needs of job classifications. Internal testing of the remediation to confirm that it is operating as intended is expected to be completed by the end of the third quarter.

      Other than noted above, there were no changes to the Registrants' internal control over financial reporting that occurred during the Registrants' last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      For a discussion of certain legal proceedings and certain administrative matters involving Central Hudson and the competitive business subsidiaries, see
Note 9 - "Commitments and Contingencies," which discussion is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders of Energy Group was held on April 26, 2005. For a description of the matters voted on and the election outcome, see
Part II, Item 4 of Registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Item 6. Exhibits

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

  Exhibit No.
Regulation S-K
   Item 601
  Designation                 Exhibit Description

10(iii)(34)       Form of Performance Shares Agreement

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

                                    CH ENERGY GROUP, INC.
                                         (Registrant)

                                    By:       /s/ Donna S. Doyle
                                    --------------------------------------------
                                                Donna S. Doyle
                                    Vice President - Accounting and Controller


                                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                         (Co-Registrant)

                                    By:       /s/ Donna S. Doyle
                                    --------------------------------------------
                                                Donna S. Doyle
                                    Vice President - Accounting and Controller

Dated: August 5, 2005

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

  Exhibit No.
Regulation S-K
   Item 601
  Designation               Exhibit Description

10(iii)(34)       Form of Performance Shares Agreement

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