Form 10-K
period 2005-12-31
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2006-02-17
CIK 1061393, 18647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
                                   ----------

(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended .................................... December 31, 2005

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

Commission    Registrant, State of Incorporation          IRS Employer
File Number   Address and Telephone Number                Identification No.
-----------   -----------------------------------------   ------------------

0-30512       CH Energy Group, Inc.                       14-1804460
              (Incorporated in New York)
              284 South Avenue
              Poughkeepsie, New York 12601-4879
              (845) 452-2000

1-3268        Central Hudson Gas & Electric Corporation   14-0555980
              (Incorporated in New York)
              284 South Avenue
              Poughkeepsie, New York 12601-4879
              (845) 452-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
     Title of each class                                   on which registered
-----------------------------                            -----------------------

CH Energy Group, Inc.                                    New York Stock Exchange
Common Stock, $0.10 par value

Securities registered pursuant to Section 12(g) of the Act:

                  Title of each class

Central Hudson Gas & Electric Corporation Cumulative Preferred Stock

                  4 1/2% Series
                  4.75% Series

      Indicate by check mark if CH Energy Group, Inc. ("Energy Group") is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes   |X|   No |_|

      Indicate by check mark if Central Hudson Gas & Electric Corporation ("Central Hudson") is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes   |_|   No |X|

      Indicate by check mark if Energy Group is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

                      Yes   |_|   No |X|

      Indicate by check mark if Central Hudson is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes   |_|   No |X|

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                      Yes   |X|   No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether Energy Group is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |X| Accelerated Filer |_| Non-Accelerated Filer |_|

      Indicate by check mark whether Central Hudson is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

      Indicate by check mark whether Energy Group is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes   |_|   No |X|

      Indicate by check mark whether Central Hudson is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes   |_|   No |X|

      The aggregate market value of the voting and non-voting common equity of Energy Group held by non-affiliates as of February 1, 2006, was $733,721,000 based upon the lowest price at which Energy Group's Common Stock was traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      The aggregate market value of the voting and non-voting common equity of Energy Group held by non-affiliates as of June 30, 2005, the last business day of Energy Group's most recently completed second fiscal quarter, was $766,506,060 computed by reference to the price at which Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2005, was zero.

      The number of shares outstanding of Energy Group's Common Stock, as of February 1, 2006, was 15,762,000.

      The number of shares outstanding of Central Hudson's Common Stock, as of February 1, 2006, was 16,862,087. All such shares are owned by Energy Group.

      CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I)(2).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Energy Group's definitive Proxy Statement, dated March 10, 2006, and to be used in connection with its Annual Meeting of Shareholders to be held on April 25, 2006, is incorporated by reference in Part III hereof. Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction (I)(2)(c) of Form 10-K of the Securities Exchange Act of 1934, as amended.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1   BUSINESS                                                              2

ITEM 1A  RISK FACTORS                                                         13

ITEM 1B  UNRESOLVED STAFF COMMENTS                                            16

ITEM 2   PROPERTIES                                                           16

ITEM 3   LEGAL PROCEEDINGS                                                    19

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  19

                                     PART II

ITEM 5   MARKET FOR ENERGY GROUP'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS  AND ISSUER PURCHASES OF EQUITY SECURITIES                   19

ITEM 6   SELECTED FINANCIAL DATA OF ENERGY GROUP AND ITS SUBSIDIARIES         20

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            23

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            58

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          61

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                            157

ITEM 9A  CONTROLS AND PROCEDURES                                             157

ITEM 9B  OTHER INFORMATION                                                   157

                                       (i)

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF ENERGY GROUP                    158

ITEM 11  EXECUTIVE COMPENSATION                                              160

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS                          160

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      161

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES                              161

                                     PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                          162

                                      (ii)

                                     PART I

FILING FORMAT

      This Annual Report on Form 10-K for the fiscal year ended December 31, 2005 ("10-K Annual Report"), is a combined report being filed by two different registrants: CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"). Except where the content clearly indicates otherwise, any references in this 10-K Annual Report to Energy Group include all subsidiaries of Energy Group, including Central Hudson. Energy Group's subsidiaries are each directly or indirectly wholly owned by Energy Group. Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to Energy Group and its subsidiaries other than Central Hudson. When this 10-K Annual Report is incorporated by reference into any filing with the Securities and Exchange Commission ("SEC") made by Central Hudson, the portions of this 10-K Annual Report that relate to Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

FORWARD-LOOKING STATEMENTS

      Statements included in this 10-K Annual Report and the documents incorporated by reference which are not historical in nature are intended to be and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to: weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory, and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs, including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 1 - BUSINESS

CORPORATE STRUCTURE

      Energy Group is the holding company parent corporation of Central Hudson and Central Hudson Enterprises Corporation ("CHEC").

      Central Hudson has one wholly owned subsidiary: Phoenix Development Company, Inc. ("Phoenix"). CHEC had two wholly owned subsidiaries during the period covered by this 10-K Annual Report: Griffith Energy Services, Inc. ("Griffith") and SCASCO, Inc. ("SCASCO"). Effective December 31, 2005, SCASCO was merged into Griffith, which remains a wholly owned subsidiary of CHEC. The merger is not expected to have any material effect on the financial condition of Energy Group. CHEC, Griffith, and SCASCO are collectively referred to herein as the "competitive business subsidiaries." Griffith and SCASCO are collectively referred to herein as the "fuel distribution businesses."

      Because of its ownership of Central Hudson, Energy Group is a "public utility holding company" under the Public Utility Holding Company Act of 1935 ("PUHCA"). However, Energy Group is exempt from the provisions of PUHCA under the intrastate exemption provisions of Section 3(a)(1) of PUHCA except that, under Section 9(a)(2) of PUHCA, the approval of the SEC is required for a direct or indirect acquisition by a public utility holding company of 5% or more of the voting securities of any electric or natural gas utility company subject to PUHCA. On August 8, 2005, the Energy Policy Act of 2005 ("Energy Act") became law. The Energy Act repeals PUHCA effective February 8, 2006. The repeal of PUHCA is expected to, among other things, eliminate significant federal restrictions on the scope, structure, and ownership of companies in the electric industry. Energy Group has reviewed the components of the Energy Act to assess the impact on its businesses and to ensure compliance with all applicable provisions. For further discussion of the Energy Act, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the subcaption "Other Matters." At the present time, neither Energy Group nor Central Hudson can predict the effect that the Energy Act may have on its financial condition or operations.

      Energy Group was incorporated in 1998 as a wholly owned subsidiary of Central Hudson. On December 15, 1999, Energy Group became the holding company parent corporation of Central Hudson and Central Hudson's then-existing subsidiaries, including CHEC and Phoenix (the "Holding Company Restructuring"). For further information regarding the Holding Company Restructuring and the Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended ("Settlement Agreement"), among Central Hudson, the Staff of the Public Service Commission of the State of New York ("PSC"), and certain others which, among other things, permitted the Holding Company Restructuring, see the captions "Competitive Opportunities Proceeding Settlement Agreement" and "Rate Proceedings - Electric and Natural Gas" in Note 2 - "Regulatory Matters" to the Financial Statements contained in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report

(each Note being hereinafter called a "Note"). Surviving provisions of the Settlement Agreement discussed in this 10-K Annual Report may affect future operations of Energy Group and its subsidiaries.

      For a discussion of Energy Group's and its subsidiaries' capital structure and financing program, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the subcaptions "Capital Structure" and "Financing Program" under the caption "Capital Resources and Liquidity." For a discussion of short-term borrowing, capitalization, and long-term debt, see Note 6 - "Short-Term Borrowing Arrangements," Note 7 - "Capitalization - Common and Preferred Stock," and Note 8 - "Capitalization - Long-Term Debt," respectively. For information concerning revenues, certain expenses, earnings per share, and information regarding assets for Central Hudson's regulated electric and regulated natural gas segments and the fuel distribution business segment, see Note 12 - "Segments and Related Information."

SUBSIDIARIES OF ENERGY GROUP

CENTRAL HUDSON

      Central Hudson is a New York State natural gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities that had been accumulated under one management during the previous 26 years. Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas in portions of New York State. Central Hudson also generates a small portion of its electricity requirements. Central Hudson sold its interests in its major generating assets in 2001, pursuant to a PSC order.

      Central Hudson serves a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west of the Hudson River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the city of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 688,000. Electric service is available throughout the territory and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York, and in certain outlying and intervening territories. The number of Central Hudson employees at December 31, 2005, was 834.

      Central Hudson's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

      The competitive marketplace continues to develop for electric and natural gas utilities, and Central Hudson's electric and natural gas customers may purchase energy and related services from other providers.

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

      Regulation

      Central Hudson is subject to regulation by the PSC regarding, among other things, services rendered (including the rates charged), major transmission facility siting, accounting procedures, and issuance of securities. For certain restrictions on Central Hudson's activities imposed by the Settlement Agreement and information on the sales of Central Hudson's interests in the Danskammer Point Steam Electric Generating Station ("Danskammer Plant"), the Roseton Electric Generating Plant ("Roseton Plant"), and Unit No. 2 of the Nine Mile Point Nuclear Generating Station ("Nine Mile 2 Plant") during 2001, see Note 2 - "Regulatory Matters" under the captions "Competitive Opportunities Proceeding Settlement Agreement," and "Sales of Major Generating Assets." The Danskammer Plant, the Roseton Plant, and the Nine Mile 2 Plant are collectively referred to herein as the "major generating assets."

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

      Rates

      Generally: The electric and natural gas rates collected by Central Hudson applicable to service supplied to retail customers within New York State are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce by Central Hudson are regulated by the FERC. In Central Hudson's 2001 rate proceeding, rates for delivery and supply were unbundled to facilitate competition.

      Central Hudson's present retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers. During 2005, the average price of electricity for full service customers was 11.36 cents per kilowatt-hour ("kWh") as compared to an average of
8.88 cents per kWh for 2004. The average delivery price for 2005 was 2.51 cents per kWh and 2.29 cents per kWh for 2004. The majority of the increase in delivery price was due to the expiration of Customer Benefit Fund refunds.

      Rate Proceedings - Electric and Natural Gas: For information regarding Central Hudson's most recent electric and natural gas rate proceeding filed with the PSC in July 2005, see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas."

      Cost Adjustment Clauses: For information regarding Central Hudson's electric and natural gas cost adjustment clauses, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Rates, Revenues and Cost Adjustment Clauses."

      Capital Expenditures and Financing

      For estimates of future capital expenditures for Central Hudson, see the subcaption "Anticipated Sources and Uses of Cash" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the caption "Capital Resources and Liquidity."

      Central Hudson's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, preferred stock or unsecured short-term debt.

      Central Hudson has in place certain credit facilities with financial covenants that limit the amount of indebtedness Central Hudson may incur. Additionally, Central Hudson's ability to issue debt securities is limited by authority granted by the PSC. Central Hudson believes these limitations will not impair its ability to issue any or all of the debt described under the subcaption "Financing Program" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the caption "Capital Resources and Liquidity."

Purchased Power and Generation Costs

      For the twelve-month period ended December 31, 2005, the sources and related costs of purchased electricity and electric generation for Central Hudson were as follows:

                                 Aggregate
      Sources of               Percentage of      Costs in 2005
        Energy              Energy Requirements      ($000)
-------------------------   -------------------   -------------
Purchased Electricity              97.8%            $ 343,879
Hydroelectric and Other             2.2%                  143
                                  -----
                                  100.0%
                                  =====

Deferred Electricity Cost                              (6,976)
                                                    ---------
Total                                               $ 337,046
                                                    ---------

      Other Central Hudson Matters

      Labor Relations: Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers for its 541 unionized employees, representing construction and maintenance employees, customer representatives, service workers, and clerical employees (excluding persons in managerial, professional, or supervisory positions). This agreement became effective on May 1, 2003, and remains effective through April 30, 2008. It provides for an average annual general wage increase of 3.5% and certain additional fringe benefits.

      Subsidiary of Central Hudson - Phoenix Development Company, Inc.: Phoenix, a New York corporation, is a wholly owned subsidiary of Central Hudson. Phoenix was incorporated in 1950 to hold or lease real property for future use by Central Hudson and to participate in energy-related ventures. Currently, Phoenix's assets are not significant.

CHEC  and its Subsidiaries

      Central Hudson Enterprises Corporation: CHEC, a New York corporation, is a wholly owned subsidiary of Energy Group. CHEC has been engaged in the business of marketing natural gas, petroleum products, and related services to retail and wholesale customers and providing service and maintenance of energy conservation measures and generation systems for private businesses, institutions, and government entities. CHEC has also participated in cogeneration, wind generation, alternate fuel, and energy production projects in Connecticut, New Jersey, New Hampshire, New York, and Pennsylvania, and a fuel ethanol production plant in Nebraska. For further discussion of certain of these energy-related projects, see Note 4 - "Acquisitions, Investments, and Divestitures."

      Griffith Energy Services, Inc.: Griffith, a New York corporation, is a wholly owned subsidiary of CHEC. Griffith is an energy services company engaged in fuel distribution including heating oil, gasoline, diesel fuel, kerosene, and propane and the installation and maintenance of heating, ventilating, and air conditioning equipment in Virginia, West Virginia, Maryland, Delaware, Pennsylvania, Washington, D.C. and, following the merger of SCASCO into Griffith effective December 31, 2005, in Connecticut, Massachusetts, and New York.

      Since being acquired by CHEC in November 2000, Griffith has acquired assets of 18 regional fuel oil, propane, and related services companies.

      The number of Griffith employees at December 31, 2005, was 564.

      On October 31, 2003, SCASCO completed the sale of certain assets and liabilities of its natural gas business unit. For further discussion of the sale, see Note 4 - "Acquisitions, Investments, and Divestitures."

      During the year ended December 31, 2005, and in prior periods, SCASCO engaged in substantially the same activities as Griffith in Connecticut, Massachusetts, and New York.

      Seasonality

      A substantial portion of CHEC's revenues vary seasonally, as fuel deliveries are directly related to use for space heating and are highest during the winter months.

      Competition

      The competitive business subsidiaries participate in a competitive industry that is subject to different risks than those found in the businesses of the regulated utility, Central Hudson. As unregulated competitors in the fuel distribution business, they face competition from other fuel distribution companies and from companies supplying other forms of fuel for heating such as natural gas and propane. For a discussion of the fuel distribution businesses' operating revenues and operating income, see the caption "Results of Operations" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report.

ENVIRONMENTAL QUALITY REGULATION

      Central Hudson and the competitive business subsidiaries are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their activities. Environmental matters may expose both Central Hudson and the competitive business subsidiaries to potential liability that, in certain instances, may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred. Central Hudson and the competitive business subsidiaries monitor their activities in order to determine the impact of their activities on the environment and to comply with applicable environmental laws and regulations.

      The principal environmental areas to which Central Hudson and the fuel distribution businesses are subject are generally as follows:

      Air Quality: Central Hudson's South Cairo and Coxsackie combustion turbines are subject to the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"), which address attainment and maintenance of national air quality standards, including control of particulate emissions from fossil-fueled electric generating plants (such as South Cairo and Coxsackie) and emissions that affect "acid rain" and ozone. Both South Cairo and Coxsackie complied with the Clean Air Act Amendments during 2005. See Note 11 - "Commitments and Contingencies" under the caption "Environmental Matters" regarding the investigation by the United States Environmental Protection Agency ("EPA") into the compliance of Central Hudson's former major generating assets.

      Water Quality: Central Hudson and the competitive business subsidiaries are required to comply with applicable federal and state laws and regulations governing the discharge of pollutants into waterways and ground water.

      Central Hudson has State Pollutant Discharge Elimination System ("SPDES") permits for its Eltings Corners maintenance and warehouse facility and for its Rifton Recreation and Training Center, both in New York. See Note 11 - "Commitments and Contingencies" under the subcaption "Environmental Matters" regarding Central Hudson's application to the New York State Department of Environmental Conservation ("DEC") for a SPDES permit for its Neversink Hydroelectric Station. No other SPDES permits are required for Central Hudson's operations.

      Griffith has SPDES permits for its Frederick Bulk Plant, its Westminster Bulk Plant, its S. L. Bare Bulk Plant, its R. S. Leitch Bulk Plant, and its Cheverly, Maryland office. Griffith also has storm water discharge permits for its Charlestown, West Virginia bulk storage plant and its Martinsburg, West Virginia bulk storage plant. A General Permit allowing the discharge of groundwater remediation wastewater to the sanitary sewer is also in place at the Winsted, Connecticut bulk storage facility. No other permits are required for Griffith's operations.

      Toxic Substances and Hazardous Wastes: Central Hudson and the competitive business subsidiaries are subject to federal and state laws and regulations relating to the use, handling, storage, treatment, transportation, and disposal of industrial, hazardous, and toxic wastes. See Note 11 - "Commitments and Contingencies" under the caption "Environmental Matters" regarding, among other things, former manufactured gas plant facilities, the Orange County Landfill, and Newburgh Consolidated Iron Works.

      Other: Central Hudson expenditures attributable, in whole or in substantial part, to environmental considerations totaled $1.6 million in 2005, of which approximately $1.4 million was charged to expense. It is estimated that these expenditures will total approximately $5.0 million in 2006. The substantial increase is attributable to remediation of the Newburgh manufactured gas plant site; the costs of this project are deferrable pursuant to Central Hudson's regulatory settlement.

      Expenditures attributable, in whole or in substantial part, to environmental considerations for the fuel distribution businesses were immaterial in 2005, all of which was applied to capital projects. It is estimated that these expenditures will total approximately $200,000 in 2006.

      Regarding environmental matters, except as described in Note 11 - "Commitments and Contingencies" under the subcaption "Environmental Matters," neither Energy Group, Central Hudson, nor the fuel distribution businesses are involved as defendants in any material litigation, administrative proceeding, or investigation and, to the best of their knowledge, no such matters are threatened against any of them.

Research and Development

      Central Hudson is engaged in the conduct and support of research and development ("R&D") activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy. Central Hudson's R&D expenditures were $3.3 million in 2005, $3.6 million in 2004, and $3.2 million in 2003. These expenditures were for internal research programs and for contributions to research administered by the New York State Energy Research and Development Authority, the Electric Power Research Institute, and other industry organizations. R&D expenditures are provided for in Central Hudson's rates charged to customers for electric and natural gas delivery service. In addition, the PSC has authorized that differences between R&D expense and the rate allowances covering these costs be deferred for future recovery from or return to customers.

AVAILABLE INFORMATION

      Energy Group files annual, quarterly, and current reports, proxy statements, and other information with the SEC. Central Hudson files annual, quarterly, and current reports and other information with the SEC. The public may read and copy any of the documents each company files at the SEC's Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC's Internet website at www.sec.gov.

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

Executive Officers

      All executive officers of Energy Group are elected or appointed annually by its Board of Directors. There are no family relationships among any of the executive officers of Energy Group or its subsidiaries. The names of the current executive officers of Energy Group, their positions held and business experience during the past five years, and ages (at December 31, 2005) are as follows:

             Executive               Age                      Current and Prior Positions                     Date Commenced
----------------------------------------------------------------------------------------------------------------------------
Executive Officers of Energy Group

Steven V. Lant(1)                    48    Director, Chairman of the Board, President,
                                              and Chief Executive Officer(b)                                  May 2004
                                           Director, Chairman of the Board, and Chief Executive Officer(a)    May 2004
                                           Director, Chairman of the Board, President,
                                              and Chief Executive Officer(c)                                  April 2004
                                           Director, President, and Chief Executive Officer(b)(c)             July 2003
                                           Director and Chief Executive Officer(a)                            July 2003
                                           Director, Chief Operating Officer, and Chief Financial
                                              Officer(a)(b)(c)                                                February 2002
                                           Chief Financial Officer(c)                                         May 2001
                                           Director(a)(b)                                                     December 1999
                                           Chief Financial Officer and Treasurer(a)(b)                        November 1999

Carl E. Meyer(2)                     58    Director, President, and Chief Operating Officer(a)                December 1999
                                           Executive Vice President(c)                                        November 1999

Arthur R. Upright(2)                 62    Director(a)                                                        December 1999
                                           Director(b)                                                        November 1999
                                           Senior Vice President(c)                                           November 1999
                                           Senior Vice President - Regulatory Affairs, Financial Planning &
                                              Accounting(a)                                                   November 1998

Executive Officers of Energy Group (Cont'd)

Joseph J. DeVirgilio, Jr.(1)         54    Director(a)                                                        March 2005
                                           Executive Vice President - Corporate Services and
                                              Administration(a)(c)                                            January 2005
                                           Director(b)                                                        April 2003
                                           Executive Vice President(b)                                        January 2003
                                           Senior Vice President(b)(c)                                        October 2002
                                           Senior Vice President - Corporate Services and
                                              Administration(a)                                               November 1998

Christopher M. Capone(1)             43    Director(a)                                                        March 2005
                                           Chief Financial Officer and Treasurer(a)(b)(c)                     September 2003
                                           Treasurer(a)(c)                                                    April 2003
                                           Managing Director, Furman Selz / ING(i)                            March 2002
                                           Treasurer(a)(b)(c)                                                 June 2001
                                           Assistant Treasurer - Investor Relations(a)(c)                     March 2000

Donna S. Doyle(2)                    57    Director(b)                                                        June 2002
                                           Vice President - Accounting and Controller(a)(c)                   November 1999

Denise D. VanBuren(2)                44    Vice President - Corporate Communications and Community
                                              Relations(a)(c)                                                 November 2000

Lincoln E. Bleveans(1)               38    Secretary and Assistant Treasurer(a)(c)                            January 2003
                                           Secretary(b)                                                       January 2003
                                           Vice President - Greene Point
                                              (a former subsidiary of Energy Group)                           September 2000

(1)   Executive is an officer of Energy Group, Central Hudson, and CHEC.

(2)   Executive is an officer of Energy Group and Central Hudson.

(a)   For Central Hudson

(b)   For CHEC

(c)   For Energy Group

(i) In this position, Mr. Capone managed fixed income portfolios for institutions and high net worth individuals.

ITEM 1A - RISK FACTORS

      Redeployment of Capital

      Energy Group is seeking to invest a significant portion of its cash reserves in energy-related assets and/or utility assets. These funds were generated from the sales of Central Hudson's interests in its major generating assets and Energy Group's sale of its former subsidiary CH Resources, Inc., and are currently held in money market instruments and short-term securities. Investments in new business ventures may provide returns that are lower than those anticipated when an investment is made, including potential losses or write offs, and may cause Energy Group's earnings to be more volatile.

      Energy Group may not be successful in finding suitable new investments and, therefore, Energy Group may not achieve the earnings accretion such investments could produce.

      Storms and Other Events Beyond Central Hudson's Control May Interfere with the Operation of its Transmission and Distribution Facilities in the Mid-Hudson Valley Region

      Central Hudson's revenues are generated by the delivery of electricity over transmission and distribution lines and by the delivery of natural gas through pipelines. These facilities, which are owned and operated by Central Hudson or by third-party entities, are at risk of damage from storms, natural disasters, wars, terrorist acts, and other catastrophic events, occurring both within and outside Central Hudson's franchise territory, and are at risk of curtailment or cessation of operations as a result of unfavorable regulatory or judicial orders. If Central Hudson or the relevant third-party entity (as the case may be) is unable in a timely manner to repair its facilities or to obtain the recession or stay of unfavorable regulatory or judicial orders which have caused the curtailment or cessation of operation of its facilities (as the case may be), Central Hudson's customers may experience a service disruption and Central Hudson may experience lower revenues or increased expenses, or both, that Central Hudson may not be able to recover fully through rates, insurance, sales margins, or other means in a timely manner, or at all.

      Storms and Other Events Beyond the Control of CHEC's Subsidiaries May Interfere with the Operation of their Fuel Distribution Businesses in the Mid-Atlantic and in the Northeast Region

      CHEC's revenues from its fuel distribution businesses are generated by the delivery of various petroleum products within their areas of operation. In order to conduct these businesses, CHEC's subsidiaries need access to petroleum supplies from storage facilities in their service territories. Some of these storage facilities are owned or leased by CHEC's subsidiaries, and some are owned and operated by third-party entities. These facilities are at risk of damage from storms, natural disasters, wars, terrorist acts, and other catastrophic events, and the supply of petroleum products to these facilities could be delayed, curtailed, or lost due to developments in the world oil markets. If such damage or disruption were to occur, and if the affected CHEC subsidiary were unable to procure petroleum from alternative sources of supply in a timely manner, the customers of such subsidiary could experience a service disruption and the subsidiary could experience lower revenues, or increased expenses, or both, that the subsidiary might not be able to recover fully through insurance, sales margins, or other means in a timely manner, or at all.

      Unusual Temperatures in Central Hudson and CHEC's Subsidiaries' Service Territories Could Adversely Impact Earnings

      Central Hudson's service territory is the mid-Hudson Valley region. CHEC's subsidiaries serve the mid-Atlantic region and northeast U.S. These areas typically experience seasonal fluctuations in temperature. If, however, the regions were to experience unusually mild winters and/or cooler summers, Central Hudson's and CHEC's earnings could be adversely impacted. A considerable portion of Central Hudson's total electric deliveries is directly or indirectly related to weather-sensitive end uses such as air conditioning and space heating. Much of the fuel oil and propane delivered by CHEC's subsidiaries is used for space heating, as is the majority of the natural gas delivered by Central Hudson. As a result, sales fluctuate and vary from normal expected levels based on variations in weather from normal seasonal levels. Such variations in sales volumes could affect results of operations significantly. Central Hudson and CHEC's subsidiaries have programs in place to constrain the potential variability in results of operations through the use of risk management instruments. However, no assurance can be given that suitable risk management instruments will remain available.

      Central Hudson's Rate Plans Limit its Ability to Pass Through Increased Costs to its Customers; If Central Hudson's Rate Plans Are Modified by State Regulatory Authorities, Central Hudson's Revenues May Be Lower Than Expected

      As a transmission and distribution company delivering electricity and natural gas within New York State, Central Hudson is regulated by the PSC, which regulates retail rates, terms and conditions of service, various business practices and transactions, financings, and transactions between Central Hudson and Energy Group or Energy Group's competitive business subsidiaries. The PSC's Order Establishing Rates in Central Hudson's rate proceeding, which was issued on October 25, 2001, and became effective November 1, 2001, and the PSC's Joint Proposal Order issued on June 14, 2004, and effective July 1, 2004, (together the "Rate Plans") cover the rates Central Hudson can charge customers and contain a number of related provisions. Rates charged to customers generally may not be changed during the respective limited terms of the Rate Plans, other than for the recovery of energy costs and limited other exceptions. As a result, the Rate Plans may not reflect all of the increased construction and other costs that may be experienced after the date the Rate Plans became effective. The approval of new rate plans or changes to existing Rate Plans (including the modification or elimination of Central Hudson's energy cost adjustment clauses) could have a significant effect on Central Hudson's financial condition, results of operations, or cash flows. The current Rate Plans and material matters relating to potential rate changes are described in Note 2 - "Regulatory Matters." The current Rate Plans permit Central Hudson to file for changes in rates at any time, but rates are generally not changed by the PSC until eleven months after the filing of proposed rate changes. On July 29, 2005, Central Hudson filed an application for an increase in electric and natural gas delivery rates. Central Hudson cannot predict the rates that will be established by the PSC, or whether its business may be adversely affected by the rates determined, in such proceeding.

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

      High Wholesale Fuel Oil Prices May Adversely Affect the Ability of CHEC's Subsidiaries to Attract New Customers, Retain Existing Customers, and Maintain Sales Volumes

      For the twelve months ended December 31, 2005, the average wholesale price of fuel oil, as measured by the closing price on the New York Mercantile Exchange, increased 46% to $1.63 per gallon, from $1.12 per gallon for the twelve months ended December 31, 2004. CHEC's management believes the significant rise in the wholesale price of fuel oil has adversely impacted the ability of CHEC's fuel distribution businesses to attract new full service residential customers and, to a lesser extent, retain existing full service residential customers. CHEC's management believes some customer attrition is due to former and prospective full service customers deciding, because of high fuel oil prices, to purchase fuel from discount distributors, which - unlike CHEC's fuel distribution businesses - do not offer other services such as equipment installation, repair, and maintenance. In addition, CHEC's management believes that some customers are conserving their use of fuel oil by accepting lower temperatures in their homes and by implementing home improvements (e.g., more insulation; better windows). If high fuel prices were to continue indefinitely, or such prices were to increase significantly, CHEC's subsidiaries could experience further customer attrition and further reductions in sales volume due to customer conservation. If one or both of these were to occur and be material, the consequence could be a material reduction in profitability that could, in turn, lead to an impairment of the goodwill included in the intangible assets on CHEC's and Energy Group's balance sheets. Additionally, if customer attrition were to accelerate significantly the remaining value of the customer list could be impaired or subject to faster amortization.

ITEM 1B - UNRESOLVED STAFF COMMENTS

      None.

ITEM 2 - PROPERTIES

      Energy Group has no significant properties other than those of Central Hudson and the fuel distribution businesses.

CENTRAL HUDSON

      Electric: Central Hudson owns electric generating facilities (described in the table below) and substations having an aggregate transformer capacity of 4.6 million kilovolt amps. Central Hudson's electric transmission system consists of 593 pole miles of line and the electric distribution system consists of 7,857 pole miles of overhead lines and 1,216 trench miles of underground lines.

      The aggregate net capability of Central Hudson's electric generating plants as of December 31, 2005, the net output of each plant for the year ended December 31, 2005, and the year each plant was placed in service or rehabilitated are as set forth below:

                                                Megawatt ("MW")*
                                                 Net Capability       2005 Unit
Electric                       Year Placed                           Net Output
Generating                     In Service/    (2005)   (2004-2005)  Megawatthour
Plant           Type of Fuel  Rehabilitated   Summer     Winter        ("MWh")
--------------  ------------  -------------  -------   -----------  ------------
Neversink**
Hydro Station   Water             1953         21.0        21.0        22,178
Sturgeon Pool
Hydro Station   Water             1924         16.0        16.0        56,766
Dashville
Hydro Station   Water             1920          6.0         6.0        15,619
High Falls
Hydro Station   Water             1986          3.0         3.0         7,477
Groveville
Hydro Station   Water             2000          0.8         0.8           415
Coxsackie Gas   Kerosene or
Turbine ("GT")  Natural Gas       1969         20.0        24.0           325

South Cairo GT  Kerosene          1970         19.0        22.0           150
                                               ----        ----       -------

                                Total          85.8        92.8       102,930
                                               ====        ====       =======

* Reflects maximum one-hour net capability of Central Hudson's electric generating plants and therefore does not include firm purchases or sales.

** Central Hudson's ownership interest in the Neversink Hydro Station ("Neversink") was governed by an agreement between Central Hudson and the City of New York acting through the Board of Water Supply dated April 21, 1948. That agreement provided for the transfer of Central Hudson's ownership interest in Neversink, which has a book value of zero, to the City of New York on December 31, 2003. Central Hudson and the City of New York engaged in negotiations relating to the transfer of Central Hudson's ownership interest in Neversink. At present, the parties have entered into an agreement that postpones the date of such transfer until February 28, 2006. If by that date both parties have executed the necessary agreements and made all regulatory filings for the transfer, such agreement will remain in effect until the actual transfer of ownership or September 30, 2006, whichever is earlier. See Note 11 - "Commitments and Contingencies" under the subcaption "Neversink Hydro Station."

      Load and Capacity: Central Hudson's maximum one-hour demand within its own territory for the year ended December 31, 2005, occurred on July 27, 2005, and amounted to 1,204 MW. Central Hudson's maximum one-hour demand within its own territory for that part of the 2005-2006 winter capability period through January 31, 2006, occurred on December 14, 2005, and amounted to 960 MW.

      As a result of the sales of Central Hudson's interests in its major generating assets in 2001, Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from third-party providers to meet the demands of its full service customers. For more information, see Note 2 - "Regulatory Matters."

      Central Hudson entered into an agreement with Constellation, Inc. ("Constellation") to purchase capacity and energy from the Nine Mile 2 Plant for a ten-year period ending November 30, 2011. The agreement is "unit-contingent" in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Capacity and energy are purchased at defined prices that escalate over the life of the contract.

      On November 12, 2002, Central Hudson entered into agreements with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase energy (but not capacity) on a unit-contingent basis at defined prices for a period from January 1, 2005, to and including December 31, 2007.

      Purchases under these contracts are supplemented by purchases from the New York Independent System Operator ("NYISO"), which oversees the bulk electricity transmission system in New York State, and other parties.

      Central Hudson must also acquire sufficient peak load capacity to meet the peak load requirements of its full service customers. This capacity is made up of its own generating capacity, contracts with capacity providers, and purchases from the NYISO capacity market.

      Natural Gas: Central Hudson's natural gas system consists of 164 miles of transmission pipelines and 1,091 miles of distribution pipelines.

      For the year ended December 31, 2005, the total amount of natural gas purchased by Central Hudson from all sources was 11,332,087 thousand cubic feet ("Mcf").

      Central Hudson owns two propane-air mixing facilities for emergency and peak-shaving purposes, one located in Poughkeepsie, New York, and the other in Newburgh, New York. These facilities, in aggregate, are capable of supplying 8,000 Mcf per day with propane storage capability adequate to provide maximum facility output for up to six consecutive days.

      The peak daily demand for natural gas of Central Hudson's customers for the year ended December 31, 2005, and for that part of the 2005-2006 heating season through January 31, 2006, occurred on January 27, 2005, and amounted to 125,496 Mcf. Central Hudson's firm peak day natural gas capability in the 2005-2006 heating season was 138,339 Mcf, which excludes approximately 12,000 Mcf of transport customer deliveries.

      Other Central Hudson Matters: Central Hudson's corporate headquarters is located in Poughkeepsie, New York. Central Hudson's electric generating plants and important property units are generally held by it in fee simple, except for certain rights-of-way and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights. Certain of the Central Hudson properties are subject to rights-of-way and easements that do not interfere with Central Hudson's operations. In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed and the remaining interest is owned by various telecommunications companies. In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contracts.

      During the three-year period ended December 31, 2005, Central Hudson made gross property additions of $171.8 million and property retirements and adjustments of $31.1 million, resulting in a net increase (including Construction Work in Progress) in gross utility plant of $140.7 million, or 14%.

CHEC

      As of December 31, 2005, Griffith owned or leased several office and bulk petroleum storage facilities. These facilities are located throughout Maryland, Delaware, Virginia, West Virginia, and Pennsylvania. The bulk petroleum storage facilities have capacities from 60,000 gallons up to in excess of 1.2 million gallons. Griffith purchased its corporate headquarters in Cheverly, Maryland in 2004 for $1.1 million. Griffith had previously leased this property.

      As of December 31, 2005, SCASCO (now part of Griffith) owned or leased several office, warehouse, and bulk storage facilities located throughout Connecticut. The bulk storage facilities have capacities of between 107,000 and 400,000 gallons. For 2005 and prior periods, SCASCO owned its corporate headquarters in Winsted, Connecticut; ownership of this property transferred to Griffith upon the merger of SCASCO into Griffith effective December 31, 2005.

ITEM 3 - LEGAL PROCEEDINGS

      For a discussion of certain legal proceedings and certain administrative matters involving Central Hudson and the fuel distribution businesses, see Note 11 - "Commitments and Contingencies," which discussion is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                    PART II

ITEM 5 - MARKET FOR ENERGY GROUP'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      For information regarding the market for Energy Group's common stock and related stockholder matters, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the captions "Capital Resources and Liquidity - Financing Program" and "Common Stock Dividends and Price Ranges" and Note 7 - "Capitalization - Common and Preferred Stock."

      Under applicable statutes and their respective Certificates of Incorporation, Energy Group may pay dividends on shares of its common stock and Central Hudson may pay dividends on its common stock and its preferred stock, in each case only out of surplus.

ITEM 6 - SELECTED FINANCIAL DATA OF ENERGY GROUP AND ITS SUBSIDIARIES

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (ENERGY GROUP)
(In Thousands, except per share data)

                                              2005         2004         2003         2002         2001
                                           ----------   ----------   ----------   ----------   ----------
Operating Revenues
   Electric ............................   $  520,994   $  430,575   $  457,395   $  427,978   $  428,346
   Natural gas .........................      155,602      125,230      123,306      105,343      110,296
   Fuel distribution businesses ........      295,910      235,707      225,983      162,520      192,061
                                           ----------   ----------   ----------   ----------   ----------
      Total ............................      972,506      791,512      806,684      695,841      730,703

Operating Income .......................       79,025       75,133       76,301       63,683       71,486

Cumulative preferred stock dividends
  of subsidiary ........................          970          970        1,387        2,161        3,230

Income from continuing operations ......       44,291       42,423       43,985       36,453       50,835
Net gain on discontinued operations ....           --           --           --        4,828           --
                                           ----------   ----------   ----------   ----------   ----------
Net Income .............................       44,291       42,423       43,985       41,281       50,835
Dividends Declared on Common Stock .....       34,046       34,046       34,093       35,095       35,342
                                           ----------   ----------   ----------   ----------   ----------
Balance Retained in the Business .......       10,245        8,377        9,892        6,186       15,493
Retained Earnings - beginning of year ..      187,772      179,395      169,503      163,317      147,824
                                           ----------   ----------   ----------   ----------   ----------
Retained Earnings - end of year ........   $  198,017   $  187,772   $  179,395   $  169,503   $  163,317
                                           ==========   ==========   ==========   ==========   ==========

Common Stock
   Average shares outstanding - basic ..       15,762       15,762       15,831       16,302       16,362
   Average shares outstanding -
     diluted ...........................       15,767       15,771       15,835       16,316       16,370
   Earnings per share on average shares
     outstanding - basic ...............   $     2.81   $     2.69   $     2.78   $     2.53   $     3.11
   Earnings per share on average shares
     outstanding - diluted .............   $     2.81   $     2.69   $     2.77   $     2.51   $     3.09
   Dividends declared per share ........   $     2.16   $     2.16   $     2.16   $     2.16   $     2.16
   Book value per share (at year-end) ..   $    31.97   $    31.31   $    30.80   $    30.31   $    30.33

Total Assets (at year-end) .............   $1,379,506   $1,287,807   $1,310,076   $1,282,907   $1,257,298
Long-term Debt (at year-end) ...........      343,886      319,883      278,880      269,877      216,124
Cumulative Preferred Stock (at year-
  end) .................................       21,027       21,030       21,030       33,530       56,030
Common Stock Equity (at year-end) ......      503,833      493,465      485,424      486,915      496,309

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

      For additional information related to the impact of acquisitions and dispositions on the above, this summary should be read in conjunction with
      Item 7 - "Management Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report and Note 4 - "Acquisitions, Investments, and Divestitures" of Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

      Certain 2001-2004 amounts have been reclassified for comparative purposes.

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CENTRAL HUDSON)
(In Thousands)

                                              2005         2004         2003         2002         2001
                                           ----------   ----------   ----------   ----------   ----------
Operating Revenues
   Electric ............................   $  520,994   $  430,575   $  457,395   $  427,978   $  428,346
   Natural gas .........................      155,602      125,230      123,306      105,343      110,296
                                           ----------   ----------   ----------   ----------   ----------
      Total ............................      676,596      555,805      580,701      533,321      538,642

Operating Income .......................       70,791       68,293       69,387       62,870       67,078

Net Income .............................       35,635       38,648       38,875       32,524       44,178

Dividends Declared on Cumulative
   Preferred Stock .....................          970          970        1,387        2,161        3,230
                                           ----------   ----------   ----------   ----------   ----------

Income Available for Common Stock ......       34,665       37,678       37,488       30,363       40,948
Dividends Declared to Parent - Energy
  Group ................................       17,000       25,500       34,162       30,000      145,642
                                           ----------   ----------   ----------   ----------   ----------
Balance Retained in the Business .......       17,665       12,178        3,326          363     (104,694)
Retained Earnings - beginning of year ..       25,644       13,466       10,140        9,777      114,471
                                           ----------   ----------   ----------   ----------   ----------
Retained Earnings - end of year ........   $   43,309   $   25,644   $   13,466   $   10,140   $    9,777
                                           ==========   ==========   ==========   ==========   ==========

Total Assets (at year-end) .............   $1,121,332   $1,029,442   $1,052,295   $1,018,766   $  983,359
Long-term Debt (at year-end) ...........      343,886      319,883      278,880      269,877      215,874
Cumulative Preferred Stock (at year-
  end) .................................       21,027       21,030       21,030       33,530       56,030
Common Stock Equity (at year-end) ......      297,639      279,974      267,796      264,143      263,277

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

      Certain 2001-2004 amounts have been reclassified for comparative purposes.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand Energy Group and Central Hudson.

      Please note that the Executive Summary (below) is provided as a supplement to, and should be read together with, the remainder of this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, including the Notes thereto, and the other information included in this 10-K Annual Report.

EXECUTIVE SUMMARY

Business Overview

      Energy Group is a holding company with four business segments: (1) Central Hudson's regulated electric utility business, (2) Central Hudson's regulated natural gas utility business, (3) Griffith's (and, prior to its merger with Griffith as of December 31, 2005, SCASCO's) fuel oil, propane, and motor fuels distribution business, and (4) CHEC's investments in renewable energy supply, energy efficiency, an energy venture capital fund, and other investments of Energy Group, consisting primarily of money market investments.

      Central Hudson contributed approximately 70% of Energy Group's revenue and 78% of its net income in 2005, the fuel distribution segment contributed approximately 30% of Energy Group's revenue and 8% of its net income in 2005, and the investment segment contributed less than 1% of Energy Group's revenue and 14% of its net income in 2005.

      Energy Group intends to deliver shareholder value through a consistent dividend (currently $2.16 per share annually) and growth in earnings per share. Energy Group is targeting 5% annual growth in earnings per share, on average, over the next several years.

Central Hudson

      Central Hudson delivers electricity and natural gas to approximately 363,500 customers in a defined service territory in the mid-Hudson Valley region of New York State. Central Hudson was significantly transformed in 2001 by the PSC's electricity industry restructuring under which formerly "vertically integrated" electric utilities such as Central Hudson divested most or all of their electric generating plants to unaffiliated parties. Since then, Central Hudson's earnings have been derived primarily from delivery charges levied upon end-users of its electricity and natural gas transmission and distribution systems in its service territory. Central Hudson continues to procure supplies of electricity and natural gas for a majority of its customers. In doing so, Central Hudson recovers its actual costs through cost adjustment clauses and without deriving profits from these activities. Central Hudson's delivery customers are gradually migrating to third-party providers for their energy supplies, a process which Central Hudson is working to facilitate.

      Central Hudson's delivery volumes have grown steadily in recent years due to the addition of new customers, particularly residential customers, as home construction in its service territory has been robust. This is due to continued migration to Central Hudson's service territory, primarily from the New York City metropolitan area, and is in response to expansion of the regional economy and favorable relative housing costs. In addition, per customer consumption of electricity and natural gas has gradually increased due to the construction of larger homes and the proliferation of end-uses for electricity, such as computers and other electronic equipment.

      While these favorable trends are expected to continue, they could be impacted by an economic recession, dampening of the housing market by rising interest rates, and/or reduced consumption by customers in response to higher energy costs.

      Central Hudson's rates are regulated by the PSC, which is responsible for setting rates at a level that will recover the cost of providing safe and reliable service while providing a fair and reasonable return on invested capital. Central Hudson has focused its management attention for many years on managing its costs and maintaining high customer satisfaction so that its costs will be fully recovered and a reasonable rate of return can be earned under applicable regulatory agreements.

      Central Hudson has achieved substantial success through its efforts, consistently ranking as the lowest cost electric utility in New York State, and ranking in the top quartile in overall customer satisfaction among utilities in the Eastern United States, as reported by J.D. Power and Associates in its 2005 Electric Utility Residential Customer Satisfaction Study.

      In July 2005, for the first time in over a decade, Central Hudson filed for a proposed increase in its electricity and natural gas delivery rates. This proposed increase is intended to cover cumulative inflation, the cost of capital on an increasing investment base, costs of providing employee benefits, including costs deferred under the currently applicable regulatory agreement, environmental and safety compliance costs, and certain other costs.

      The proposed rate increase is currently pending, with a decision by the PSC anticipated in the second quarter of 2006. This decision will be a key driver of Central Hudson's earnings and cash flows once it goes into effect. Central Hudson's sales growth and its ability to continue to effectively manage its cost of operations will also play significant roles in determining Central Hudson's future earnings and cash flows.

      Central Hudson's investments in plant and equipment, to safely and reliably serve the growing demand for energy in its service territory, are expected to provide an opportunity for increased earnings over time, and are expected to provide a significant portion of Energy Group's earnings per share growth.

Fuel Distribution Businesses

      Griffith serves more than 80,000 customers in parts of Connecticut, Delaware, the District of Columbia, Maryland, Massachusetts, New York, Pennsylvania, Virginia, and West Virginia. For the purposes of the following discussion, references to Griffith should be read as applicable to both Griffith and SCASCO for 2005 and prior periods.

      Griffith's business environment has recently been challenging and remains so due to high wholesale fuel oil, propane, and motor fuel prices. These historically high wholesale prices have required significant infusions of working capital into Griffith and have resulted in increased price sensitivity and conservation by Griffith's customers. Despite these challenges, Griffith's profitability in 2005 exceeded the level achieved in 2004. Customer attrition due to price sensitivity increased in 2004 and early 2005, but has since been curtailed, and modest account growth has resumed. Growth through acquisition of smaller companies, within or adjacent to Griffith's existing delivery areas, resumed in 2005. Since 2001, Griffith has acquired and integrated 18 small fuel distribution businesses, including seven in 2005. Energy Group views Griffith's cost management, strong customer service capabilities, and access to capital as competitive advantages that Griffith will endeavor to translate into increased market share, both through internal marketing and selective acquisitions, in 2006.

CHEC's Investments and Other Items

      From time to time, CHEC has made investments in the competitive energy markets. In 2005, CHEC made a second renewable energy investment - in a wind energy venture; this follows an investment in late 2004 in an ethanol production project that began operation as of the end of January 2006. CHEC continues to strive to find investments for Energy Group's available cash reserves and to utilize Energy Group's potential debt capacity by finding appropriate investments in the energy markets. CHEC's approach has been cautious, both due to Energy Group's limited risk tolerance and strong competition from other investors. Passage of the Energy Act in 2005 has increased incentives to invest in certain portions of the energy markets, and certain state and federal legislative actions have increased demand for renewable energy. CHEC is evaluating these opportunities but remains cautious about undue reliance on government incentives. CHEC's ability to find investments that provide attractive returns with acceptable risks will be a key factor in determining whether Energy Group is able to achieve its goal of 5% annual growth in earnings per share over the next several years. CHEC's other investments - in energy efficiency projects, a venture capital fund, and other small partnerships - are not expected to play a significant role in Energy Group's strategy going forward.

      Energy Group's other investments consist primarily of money market investments, income from which fluctuates with market rates of interest. Over time, Energy Group intends to draw down the balance of its money market portfolio, primarily for investment in its subsidiaries.

Risk Management

      Energy Group's common stock has historically exhibited relatively low volatility, and Energy Group recognizes its shareholder base as having a relatively low risk tolerance. In view of this, Energy Group has an enterprise-wide risk management process in place, which identifies and manages the risks inherent in Energy Group's businesses in a cost-effective manner. In addition to a comprehensive insurance program, Energy Group employs various strategies to moderate volatility in energy prices and interest rates and to reduce potential earnings volatility resulting from the effects of weather.

Corporate Governance

      Energy Group has embraced the corporate governance changes that have been implemented through the Sarbanes-Oxley Act of 2002 and related rulemakings by the SEC and the listing requirements of the New York Stock Exchange. A detailed discussion of Energy Group's corporate governance processes can be found in Energy Group's definitive proxy statement. Energy Group believes that its current corporate governance processes effectively serve the interests of its shareholders.

Credit Quality

      Energy Group believes that creditworthiness and liquidity are important factors for its long-term success. In light of this, Energy Group has maintained conservative financial policies at its primary subsidiary, Central Hudson, which enjoys a solid A bond rating, and at Griffith. In addition, committed lines of credit of $75 million at each of Energy Group and Central Hudson have been established to provide sufficient liquidity in the currently volatile wholesale energy markets.

2005 in Review

      Earnings were $2.81 per share (basic) in 2005 versus the $2.69 per share (basic) posted during 2004, an increase of $0.12 per share. Increased investment earnings, higher energy delivery revenues, improved fuel distribution business profitability, and lower income taxes together were more than sufficient to offset higher interest rates, the expiration of incentives associated with the sales of Central Hudson's interests in its major generating assets, and rising operating expenses.

Regulated Electric and Natural Gas Businesses

      Central Hudson's contributions to 2005 earnings per share was $2.20, a $0.19 per share reduction from 2004. However, a total of $0.46 per share of regulatory incentives and revenue adjustments related to prior years were included in 2004 earnings but not in 2005 earnings due to their expiration at the end of 2004. Deliveries to electric customers increased by 4%, largely due to hotter summer weather but also due to growth in the number of customers. Deliveries to firm gas customers increased 2% due largely to an increase in the number of customers.

Fuel Distribution Businesses

      The fuel distribution businesses of CHEC improved their annual earnings contribution by $0.05 per share to $0.23 per share for the year as compared to 2004 results. The improvement was due to an increase in margins and service profitability, as well as the addition of earnings from acquisitions made during the course of the year.

Other

      Energy Group (the holding company) and CHEC's partnership and other investments contributed $0.38 per share, an increase of $0.26 per share from 2004 levels. Lower income taxes, increased returns on short-term investments, and improved earnings from CHEC's other holdings contributed to the strong performance.

REGULATORY MATTERS

Rate Proceedings - Electric and Natural Gas

      On July 29, 2005, Central Hudson filed an application for increased electric and natural gas rates with the PSC. Central Hudson's current electric and natural gas delivery rates have been in effect since November 1, 2001, and have not been increased since 1993 and 1991, respectively.

      For further information regarding Central Hudson's current rate agreement and most recent electric and natural gas rate filings, see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas."

Other PSC Proceedings

Stray Voltage

      On January 5, 2005, the PSC issued an Order that requires each New York State electric utility, including Central Hudson, to institute a comprehensive stray voltage testing and inspection program for all of its electric facilities, with each such facility to be tested annually and inspected at least every five years. Central Hudson's existing inspection program is consistent with the Order's inspection requirements. For more information regarding Central Hudson's stray voltage testing, see Note 2 - "Regulatory Matters" under the caption "Other Regulatory Matters."

Non-Utility Land Sales

      Commencing April 26, 2005, Central Hudson filed Notices of Intent with the PSC to sell 15 parcels of non-utility real property. On July 22, 2005, the PSC issued an Order stating that the filings would be reviewed further under Public Service Law Section 70 to determine the disposition of and the accounting for the potential gains.

      On August 19, 2005, Central Hudson filed a Petition for Rehearing with the PSC, requesting that the PSC reconsider and find that Section 70 does not apply to transfers of non-utility property under the circumstances presented in the case. Neither Energy Group nor Central Hudson can predict the outcome of these filings at this time.

Electric Reliability Performance

      On September 30, 2005, the PSC issued an Order establishing an assessment with respect to electric reliability performance targets that were established in a prior rate proceeding for frequency and duration of electric service outages. Central Hudson recorded amounts of $379,000 and $759,000 for failure to meet reliability targets for the years 2002 and 2004, respectively, and also recorded an estimate of $759,000 for 2005.

      On October 30, 2005, Central Hudson filed a petition for rehearing with the PSC that presents Central Hudson's position that the PSC made errors of fact and law in reaching its determinations in the September 30, 2005 Order. Neither Energy Group nor Central Hudson can predict the final outcome of this matter.

Energy and Capacity Markets

      For information with respect to the NYISO and FERC rulings relating to electric industry restructuring, see Note 2 - "Regulatory Matters."

RESULTS OF OPERATIONS

      The following discussion and analyses include explanations of significant changes in revenues and expenses between the twelve months ended December 31, 2005, and 2004, and the twelve months ended December 31, 2004, and 2003, for the regulated electric and natural gas business, the fuel distribution businesses, and the other competitive businesses.

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

                                                  2005       2004       2003
                                                  ----       ----       ----
Average shares outstanding (In Thousands):
   Basic ..................................       15,762     15,762     15,831
   Diluted ................................       15,767     15,771     15,835

Earnings per share:
   Basic ..................................     $   2.81   $   2.69   $   2.78
   Diluted ................................     $   2.81   $   2.69   $   2.77

Return earned on common equity ............          8.8%       8.5%       9.0%

2005 as Compared to 2004

      Energy Group's consolidated earnings per share (basic) for 2005 were $2.81 per share, an increase of $0.12 per share (basic) from 2004 earnings of $2.69. Details for the change in earnings are as follows:

Regulated Electric and Natural Gas Businesses

      Earnings from Central Hudson's electric and natural gas operations decreased $0.19 per share in 2005 as compared to 2004, due to the following:

o A decrease of $0.38 per share due to the expiration in December 2004 of the amortization of Central Hudson's share of the gain from the 2001 sales of its interests in its major generating assets.

o A decrease of $0.09 per share due to an increase in depreciation and amortization of utility plant assets as a result of an increased balance of utility plant assets.

o A decrease of $0.02 per share from electric and natural gas regulatory mechanisms. The decrease reflects $0.08 per share due to the absence in 2005 of the amortization of previously deferred electric delivery revenues and $0.04 per share from the recording of PSC assessments for service interruptions consistent with a PSC Order issued on September 30, 2005. These reductions in revenues were partially offset by a reduction in shared earnings from electric and natural gas operations and payments received from the NYISO related to adjustments made to energy sales transactions that had occurred in May 2000.

o An increase of $0.26 per share due to an increase in electric net operating revenues. Total electric deliveries increased 4% reflecting an 8% increase in deliveries to residential customers and a 4% increase in deliveries to commercial customers, both attributable to increased usage due to hotter summer weather and modest customer growth. Total weather-normalized deliveries increased 1.5%, including a 3% increase in residential deliveries and a nearly 1% increase in commercial deliveries. Weather increased earnings from electric delivery billed sales by $0.08 per share, after accounting for the effect of weather-hedging contracts. Electric residential cooling degree-days were 55% higher than in 2004 and 58% higher than normal.

o An increase of $0.03 per share due to an increase in natural gas net operating revenues. Deliveries to firm natural gas customers increased 2% overall as compared to an increase in weather-normalized sales of 3%. Deliveries to residential and commercial customers, largely space heating sales, increased 1% and 3%, respectively, due to customer growth. Overall, natural gas residential heating degree-days were 1% higher than in 2004 but were 4% lower during the heating season months of January through March, and November and December. The decrease in degree-days during these months resulted in an earnings impact of weather on natural gas net revenues of ($0.02) per share.

o An increase of $0.01 per share due to the net effect of various other items including a reduction in regulatory carrying charges due to customers, which was partially offset by an increase in interest charges resulting from the issuance of long-term debt in November 2004 and December 2005 and an increase in the issuance of short-term debt. The reduction in carrying charges reflects the substantial use of the principal balance of the Customer Benefit Fund by December 31, 2004, for customer refunds and other authorized programs. See Note 2 - "Regulatory Matters" under the subcaption "Rate Proceedings - Electric and Natural Gas" for discussion of the Customer Benefit Fund.

Fuel Distribution Businesses

      Earnings from CHEC's fuel distribution businesses increased $0.05 per share in 2005 as compared to 2004, due to the following:

o An increase of $0.11 per share due to an increase in gross margins primarily due to an increase in service profitability, earnings from acquisitions made in 2005, and an increase in average gross margin per gallon in all product categories. The increase in service profitability contributed approximately $0.05 per share, earnings from acquisitions contributed approximately $0.04 per share, and increased average gross margins contributed an additional $0.02 per share.

o A decrease of $0.06 per share due to an increase in operating expenses and interest expense. The increase in operating expenses is due to an increase in general and administrative expenses and additional expenses associated with the acquisitions made in 2005. Interest expense on the intercompany debt increased by $0.02 per share.

Other Businesses

      Earnings from Energy Group (the holding company) and CHEC's partnerships and other investment interests increased $0.26 per share in 2005 as compared to 2004, due to the following:

o An increase of $0.15 per share due to lower income taxes for Energy Group, including a $0.09 per share adjustment relating to the completion of a tax audit for 2001 and adjustments of $0.04 and $0.02 per share, respectively, relating to 2004 and 2005 income tax provisions.

o An increase of $0.10 per share due to an increase in interest income largely from short-term investments held by Energy Group. The increase results from higher returns due to higher interest rates.

o An increase of $0.01 per share due to an increase in income from CHEC's other investment interests.

2004 as Compared to 2003

      Energy Group's consolidated earnings per share (basic) for 2004 were $2.69 per share, a decrease of $0.09 per share (basic) from 2003 earnings of $2.78. Details of the change in earnings are as follows:

Regulated Electric and Natural Gas Businesses

      Earnings from Central Hudson's electric and natural gas operations increased $0.02 per share due to the following:

o An increase of $0.12 per share due to a reduction in regulatory carrying charges due to customers resulting primarily from a declining Customer Benefit Fund balance. In addition to the continuation of customer refunds in 2004 and the funding of economic development initiatives and other programs, the Customer Benefit Fund was also used to offset deferred pension and other post-employment benefit costs, as authorized in Central Hudson's 2004 Joint Proposal approved by the PSC effective July 1, 2004. See Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas" for more details.

o An increase of $0.11 per share from electric net operating revenues due to an increase in deliveries. Despite milder winter weather in 2004, electric deliveries increased 2% in 2004 due to an increase in usage by existing industrial customers and an increase in residential and commercial delivery sales from customer growth. The milder weather experienced during the first half of 2004 as compared to 2003 impacted net electric operating revenues by ($0.01) per share, net of the effect of weather-hedging contracts.

o An increase of $0.03 per share from natural gas net operating revenues. The increase resulted from an increase in large industrial delivery revenues, growth in firm natural gas delivery sales, and the recovery of increased working capital and bad debt costs. The milder weather experienced during the first half of 2004 as compared to 2003 decreased net revenues from natural gas deliveries by approximately $0.03 per share, net of the effect of weather-hedging contracts.

o An increase of $0.02 per share due to the net effect of various other items including a reduction in income taxes and the favorable impact of a lower number of shares of Energy Group common stock outstanding.

o A decrease of $0.16 per share from electric regulatory mechanisms, including an increase in electric shared earnings and potential PSC assessments for service interruptions. The increase in shared earnings resulted from an increase in ratemaking operating income in 2004 as compared to 2003 and a change in the sharing threshold pursuant to the provisions of the 2004 Joint Proposal effective July 1, 2004.

o A decrease of $0.07 per share due to an increase in depreciation and amortization on utility plant assets as a result of an increased balance of utility plants assets.

o A decrease of $0.03 per share from an increase in taxes other than income taxes, largely property and payroll taxes.

Fuel Distribution Businesses

      Earnings from CHEC's fuel distribution businesses were unchanged in 2004 as compared to 2003, due to the following:

o An increase of $0.09 per share due to a reduction in operating expenses (excluding the cost of petroleum, natural gas, and related expenses) due to improved operating efficiencies and lower sales due to milder weather experienced in the first half of the year.

o A decrease of $0.06 per share due to a decrease in gross margins. Net revenues were reduced by a reduction in gross profit from sales of petroleum products resulting from customer conservation due to the increased cost of heating oil. The reduction in net revenues was partially offset by an increase in service department gross profit. Heating degree-days were 6% lower in 2004 than 2003, affecting earnings by approximately ($0.07) per share; however this was offset by the effect of weather-hedging contracts.

o A decrease of $0.03 per share due to income derived from SCASCO's natural gas business unit in 2003 and the gain on the disposal of the natural gas business unit in 2003.

Other Businesses

      Earnings from Energy Group (the holding company) and CHEC's interests in partnerships and other investments fell by $0.11 per share due to the following:

o A decrease of $0.06 per share from investment income due primarily to the liquidation, by July 2003, of Energy Group's Alternate Investment Program and reinvestment of the proceeds in low risk and lower yield money market instruments.

o A decrease of $0.04 per share due to an increase in business development costs. This increase reflects Energy Group's intensified efforts to redeploy its available capital in suitable investment opportunities.

o A decrease of $0.01 per share due to the net effect of various other items, including an increase in other expenses and income taxes, which was partially offset by an increase in net income from CHEC's partnership and other investment interests.

Operating Revenues

      Energy Group's consolidated operating revenues increased $181 million, or 22.9%, in 2005 as compared to 2004, and decreased $15.2 million, or 2%, in 2004 as compared to 2003.

      Details of these revenue changes are presented in the following charts and related discussions concerning the variances:

---------------------------------------------------------------------------------------------------
                             Increase or (Decrease) from Prior Year
                                          (In Thousands)
                                               2005
---------------------------------------------------------------------------------------------------
                                     Regulated                         Unregulated
                             --------------------------     -------------------------
                                                                Fuel
                             Electric       Natural Gas      Distribution      Other       Total
---------------------------------------------------------------------------------------------------
Customer Sales               $     6,830(a) $     2,898(b)  $     60,388(c) $   (185)   $   69,931
---------------------------------------------------------------------------------------------------
Sales to Other Utilities           1,818          5,119               --          --         6,937
---------------------------------------------------------------------------------------------------
Energy Cost Adjustment (d)        86,981         21,153               --          --       108,134
---------------------------------------------------------------------------------------------------
Deferred Revenues (e)             (2,692)         1,048               --          --        (1,644)
---------------------------------------------------------------------------------------------------
Miscellaneous                     (2,518)           154               --          --        (2,364)
---------------------------------------------------------------------------------------------------
Total                        $    90,419    $    30,372     $     60,388    $   (185)   $  180,994
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                             Increase or (Decrease) from Prior Year
                                          (In Thousands)
                                               2004
---------------------------------------------------------------------------------------------------
                                     Regulated                        Unregulated
                             --------------------------    -------------------------
                                                                Fuel
                               Electric     Natural Gas     Distribution      Other        Total
---------------------------------------------------------------------------------------------------
Customer Sales               $     2,113(a) $      (288)(b) $      9,896(c) $   (172)   $   11,549
---------------------------------------------------------------------------------------------------
Sales to Other Utilities            (255)           544               --          --           289
---------------------------------------------------------------------------------------------------
Energy Cost Adjustment (d)       (19,240)         1,167               --          --       (18,073)
---------------------------------------------------------------------------------------------------
Deferred Revenues (e)            (10,456)          (409)              --          --       (10,865)
---------------------------------------------------------------------------------------------------
Miscellaneous                      1,018            910               --          --         1,928
---------------------------------------------------------------------------------------------------
Total                        $   (26,820)   $     1,924     $      9,896    $   (172)   $  (15,172)
---------------------------------------------------------------------------------------------------

(a) Includes an offsetting restoration of amounts from Central Hudson's Customer Benefit Fund (described under the caption "Rate Proceedings - Electric and Natural Gas" in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of this 10-K Annual Report) for customer refunds to all customers and back-out credits for retail access customers.

(b)   Includes both firm and interruptible revenues.

(c) Due to increase in average selling price of all petroleum products due to higher wholesale purchase prices.

(d) Changes in energy cost adjustment revenues do not affect earnings since they offset related costs.

(e) Includes the restoration of other revenues from Central Hudson's Customer Benefit Fund for other authorized programs, the restoration of previously deferred delivery revenues, and the deferral of electric and natural gas shared earnings in accordance with the provisions of Central Hudson's current rate agreement with the PSC (described in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of this 10-K Annual Report).

Regulated Electric and Natural Gas Businesses

      Utility electric and natural gas operating revenues increased $120.8 million, or 21.7%, from $555.8 million in 2004 to $676.6 million in 2005 due to the higher cost of purchased electricity and increased usage due to hotter than normal weather, and higher cost of purchased natural gas. Electric revenues increased $90.4 million, or 21.0%, and natural gas revenues increased $30.4 million, or 24.3%, both due largely to an increase in the amounts collected through Central Hudson's energy cost adjustment mechanisms for the recovery of its cost of purchased electricity and natural gas. The revenue increase also reflects an increase in deliveries and an increase in sales for resale revenues. The increase in electric revenues was partially offset by a reduction in revenues from weather-hedging contracts, the absence in 2005 of the amortization of previously deferred electric delivery revenues, and PSC assessments related to service interruptions.

      Utility electric and natural gas operating revenues decreased $24.9 million, or 4.3%, from $580.7 million in 2003 to $555.8 million in 2004. Electric revenues decreased $26.8 million, or 5.9%, and natural gas revenues increased $1.9 million, or 1.6%. The decrease in electric revenues is due primarily to a decrease in revenues collected through Central Hudson's energy cost adjustment mechanisms to recover its cost of purchased electricity, a reduction in Customer Benefit Fund revenues offsetting electric reliability program costs which was substantially completed by the end of 2003, and an increase in shared earnings. Changes in revenues related to the recovery of purchased electricity and natural gas costs and the Customer Benefit Fund do not affect earnings since they offset related costs. The reduction in electric revenues was partially offset by an increase in revenues from the delivery of electricity, including the favorable effect of weather-hedging contracts. Natural gas revenues increased due largely to an increase in revenues collected for the recovery of natural gas supply costs, an increase in natural gas sold for resale, and an increase in revenues from sales of natural gas, net of weather-hedging contracts. An increase in shared earnings partially offset the increase in natural gas revenues.

Fuel Distribution Businesses

      Revenues for CHEC's fuel distribution businesses, net of the effect of weather-hedging contracts, increased $60.4 million, or 25.7%, from $234.7 million in 2004 to $295.1 million in 2005 due to the significant increase in the price of petroleum products. Revenues from petroleum products increased $58.6 million, or 27.1%, from $216.1 million in 2004 to $274.7 million in 2005 due to an increase in the average selling price to cover the increased cost of petroleum products. Motor fuel revenues increased $31.7 million, or 32%, from $99.1 million in 2004 to $130.8 million in 2005. Heating oil revenues also increased $26.4 million, or 23.6%, from $112 million in 2004 to $138.4 million in 2005. Partially offsetting the overall increases in selling price was a reduction in sales volumes. Other revenues related to service and installations, energy services, and propane sales increased $2.3 million.

      Revenues for CHEC's fuel distribution businesses, net of the effect of weather-hedging contracts, increased $9.9 million, or 4.4%, from $224.8 million in 2003 to $234.7 million in 2004. Revenues from petroleum products increased $24.1 million, or 12.6%, from $192 million in 2003 to $216.1 million in 2004 largely due to an increase in motor fuel revenues. These revenues increased $22.7 million, or 29.7%, from $76.4 million in 2003 to $99.1 million in 2004 due primarily to a rise in the average selling price of motor fuels and an increase in sales volumes. Heating oil revenues also increased $1.4 million to $112 million largely due to the effect of weather-hedging contracts with more favorable terms for 2004 than 2003. Partially offsetting the overall increase in revenues was a reduction of $13.7 million in natural gas revenues due to the sale of SCASCO's natural gas business unit. Other revenues related to service and installations, energy services, and propane sales decreased $0.5 million.

Delivery Volumes

      Delivery volumes for both Central Hudson and CHEC's fuel distribution businesses vary in response to weather conditions. Electric deliveries peak in the summer, and deliveries of natural gas and petroleum products consumed for heating purposes peak in the winter.

Regulated Electric and Natural Gas Businesses

      Utility deliveries of electricity within Central Hudson's service territory increased 4% in 2005 as compared to 2004. Deliveries to residential and commercial customers increased 8% and 4%, respectively, resulting from increased usage due to a hotter summer and modest customer growth. Deliveries to industrial customers were flat. Cooling degree-days increased 55% over the prior year and were 58% higher than normal.

      Utility deliveries of natural gas to firm Central Hudson customers increased 2% in 2005 as compared to 2004. Deliveries to residential and commercial customers increased 1% and 3%, respectively, due to customer growth. Industrial deliveries, which represent less than 5% of total firm deliveries in 2005 and 2004, decreased 6%, while deliveries to interruptible customers decreased 2%.

      Utility deliveries of electricity within Central Hudson's service territory increased 2% in 2004 as compared to 2003. Deliveries to residential customers increased 1%, deliveries to commercial customers increased 2%, and deliveries to industrial customers increased 3%. Deliveries to residential and commercial customers increased due primarily to customer growth, increased usage despite milder weather in the first half of 2004, and a cooler summer, in each case as compared to 2003. Industrial deliveries increased due to additional usage by existing customers. Natural gas residential heating degree-days in 2004 were 9% lower than in 2003 and 4% lower than normal. Electric residential cooling degree-days for July through September 2004 were 5% lower than in 2003 and 2% lower than normal.

      Utility deliveries of natural gas to firm Central Hudson customers decreased 3% in 2004 as compared to 2003. Residential and commercial deliveries, primarily for space heating, decreased 5% and 1%, respectively, due largely to a decrease in usage resulting from the milder weather experienced in the first half of 2004. The decrease in deliveries was partially offset by customer growth. Industrial deliveries, representing approximately 5% of total firm deliveries in 2004 and 2003, decreased 9%. Interruptible deliveries increased 3% due largely to an increase in sales to large industrial natural gas transportation customers.

      Changes in deliveries by major customer classification, including interruptible natural gas deliveries, are set forth below.

                                          % Increase (Decrease) from Prior Year
                                          Electric (MWh)       Natural Gas (Mcf)
                                          --------------       ----------------
                                          2005      2004       2005        2004
                                          ----      ----       ----        ----

Residential ...........................     8         1         1          (5)
Commercial ............................     4         2         3          (1)
Industrial ............................     0         3        (6)         (9)
Interruptible .........................    N/A       N/A       (2)          3

      As a result of sharing arrangements established for interruptible natural gas deliveries and interruptible transportation of customer-owned natural gas, as described under the caption "Incentive Arrangements" below, variations in these deliveries from year to year typically have a minimal impact on earnings.

Incentive Arrangements

      Under certain earnings sharing formulas approved by the PSC, Central Hudson either shares with its customers certain revenues and/or cost savings exceeding predetermined levels or is penalized in some cases for shortfalls from certain performance standards.

      Earnings sharing formulas are currently effective for interruptible natural gas deliveries, natural gas capacity release transactions, electric service reliability, certain aspects of customer service and customer satisfaction, and certain aspects of market participant satisfaction.

      The net results of these and previous earnings sharing formulas also had the effect of decreasing pre-tax earnings by $0.6 million in 2005 and increasing pre-tax earnings by $0.3 million and $1 million above the applicable sharing thresholds during 2004 and 2003, respectively.

      In addition to the above noted items, Central Hudson shares with customers earnings above the base return on equity ("ROE") of 10.5% on the equity portion of Central Hudson's rate base. Earnings above 10.5% ROE and up to 11.3% ROE are shared 70%/30% between Central Hudson and ratepayers, earnings above 11.3% ROE and up to 14% are shared 65%/35% between Central Hudson and ratepayers, and earnings above 14% ROE are added to the Customer Benefit Fund. During 2003, 2004, and 2005 Central Hudson recorded $2.4 million, $3.5 million, and $0.3 million as a Regulatory Liability for the customer portion of these pre-tax shared earnings.

      See Note 2 - "Regulatory Matters" of this 10-K Annual Report under the caption "Rate Proceedings - Electric and Natural Gas" for a description of earnings sharing formulas approved by the PSC for Central Hudson.

Fuel Distribution Businesses

      Sales of petroleum products decreased 9.2 million gallons, or 6.2%, to
138.5 gallons in 2005 from 147.7 million gallons in 2004. This was primarily as a result of a decrease of 6.3 million gallons, or 8.6%, in sales of heating oil from 73.2 million gallons in 2004 to 66.9 million gallons in 2005. The decrease in sales was primarily due to a reduction in commercial sales resulting from higher relative prices for heating oil as compared to those for natural gas and a decrease in residential sales due to customer attrition and conservation because of the increased cost of heating oil. Motor fuel sales decreased 2.8 million gallons, or 3.9%, from 71.9 million gallons in 2004 to 69.1 million gallons in 2005 while sales of propane decreased slightly from 2.6 million gallons in 2004 to 2.5 million gallons in 2005. Motor fuel sales decreased primarily from customer attrition resulting principally from the loss of one large volume, low margin customer.

The decrease in propane sales is largely attributable to customer conservation. The weather was colder in 2005 than in 2004 as evidenced by a 4% increase in heating degree-days as compared to 2004.

      Sales of petroleum products decreased 6.4 million gallons, or 4%, to 147.7 million gallons in 2004 from 154.1 million gallons in 2003. This decrease was primarily due to a decrease in heating oil of 8.2 million gallons, or 10%, to
73.2 million gallons in 2004 from 81.4 million gallons in 2003. Residential sales decreased approximately 7 million gallons, primarily due to warmer weather as evidenced by a 6% average decrease in heating degree-days for 2004 as compared to 2003 and customer conservation due to the increased cost of heating oil. Additionally, the sales of propane decreased 0.3 million gallons, or 10%, from 2.9 million gallons in 2003 to 2.6 million gallons in 2004. This decrease was also primarily due to the warmer weather in 2004 in comparison to 2003. Partially offsetting these decreases, motor fuel sales increased 2.1 million gallons, or 3%, from 69.8 million gallons in 2003 to 71.9 million gallons in 2004.

      Due to the sale of SCASCO's natural gas business unit on October 31, 2003, there were no sales of natural gas in 2004 as compared to sales of 1,841,000 Mcf in 2003.

Operating Expenses

Regulated Electric and Natural Gas Businesses

      The most significant elements of Central Hudson's operating expenses are purchased electricity and purchased natural gas. The following reflects, as a percentage of every revenue dollar related to electric or natural gas deliveries, the amount expended for purchased electricity (including nominal amounts spent for fuel used in electric generation) and purchased natural gas for 2005, 2004, and 2003.

                                          2005   2004   2003
                                          ----   ----   ----
                  Purchased Electricity    65%    58%    59%
                  Purchased Natural Gas    68%    62%    62%

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

      Total utility operating expenses increased $118.3 million, or 24.3%, from $487.5 million in 2004 to $605.8 million in 2005. Purchased electricity costs increased $85.3 million due to an increase in wholesale prices for volumes purchased for full service customers, while natural gas costs increased $28.4 million due to an increase in wholesale prices and volumes purchased. Other expenses of operation increased $4.6 million due primarily to an increase in depreciation and amortization of utility plant assets and taxes other than income taxes. The latter reflects an increase in property taxes and regulatory adjustments related to the New York State income tax.

      Total utility operating expenses decreased $23.8 million, or 4.7%, from $511.3 million in 2003 to $487.5 million in 2004. Purchased electricity and fuel used in electric generation decreased $17 million due largely to the recording of amounts related to the recovery of electric supply costs via Central Hudson's energy cost recovery mechanism and an increase in volumes supplied directly by marketers to customers opting for retail access service. Other expenses of operation decreased $8.4 million, due primarily to a reduction in expenses for Central Hudson's Electric Reliability Program and a decrease in storm restoration costs. The Electric Reliability Program was substantially completed in 2003 and was funded by the Customer Benefit Fund. Partially offsetting the decrease in utility operating expenses was an increase of $1.4 million in the cost of purchased natural gas. This increase was largely driven by an increase in wholesale costs partially offset by a decrease in costs relative to volume and the recording of amounts related to the full recovery of natural gas supply costs.

      As discussed under the caption "Operating Revenues" for the "Regulated Electric and Natural Gas Business," changes in the cost of purchased electricity and natural gas do not affect earnings since they are offset by changes in related revenues.

Fuel Distribution Businesses

      Operating expenses for the fuel distribution businesses for 2005 increased $58.8 million, or 25.8%, from $228.1 million in 2004 to $286.9 million in 2005. The cost of petroleum increased $57.3 million, or 34%, due to higher wholesale market prices. Other operating expenses increased $1.5 million in 2005 due to an increase in general and administrative expenses.

      As compared to 2003, operating expenses for 2004 increased $10.0 million, or 4.6%, from $218.1 million to $228.1 million. The most significant operating expense for the fuel distribution businesses is the cost of petroleum, which increased $24.7 million due primarily to higher wholesale market prices of petroleum. This was partially offset by a decrease of $12.3 million in natural gas costs due to the sale of SCASCO's natural gas business unit in 2003. Other operating expenses decreased $2.4 million largely due to improved operating efficiencies by the fuel distribution businesses and lower sales due to milder weather experienced in the first half of the year.

Other Income and Deductions

Regulated Electric and Natural Gas Businesses

      Other Income and Deductions for Central Hudson decreased $10.8 million, or 65%, in 2005 as compared to 2004, due to the completion of the amortization in December 2004 of Central Hudson's share of the gain from the 2001 sales of its interests in its major generating assets (see subcaption "Expired Amortization" below) and a reduction in carrying charges due from customers related to pension costs. In its June 2004 Rate Order adopting the terms of Central Hudson's Joint Proposal for Rate

Plan Modification, the PSC authorized the use of the Customer Benefit Fund to offset pension under-collection balances, which reduced the balance upon which regulatory carrying charges for pension costs are determined. This reduction was partially offset by favorable regulatory adjustments for the change in interest rates on Central Hudson's variable rate long-term debt.

      The variations related to Central Hudson's variable rate long-term debt and pension-related carrying charges are offset by changes in interest charges relating to these items.

      Other Income and Deductions decreased $1.8 million in 2004 as compared to 2003 due to lower interest income from temporary cash investments and the early settlement of a balance due to Central Hudson from the purchaser of its ownership interest in the Nine Mile 2 Plant. The reduction also reflects a reduction in regulatory carrying charges due from customers related to pension costs, as noted above in the discussion for 2005.

      Expired Amortization: Under a prior PSC regulatory settlement related to the sales of Central Hudson's interests in its major generating assets, a portion of the gain recognized on those sales was recorded as Other Income over a four-year period which commenced in 2001 and ended in 2004. Amounts recorded by year, net of tax, were as follows: 2001 - $3.2 million, 2002 - $2.9 million, 2003 - $5.9 million, and 2004 - $5.9 million.

Other Businesses

      Other Income and Deductions for Energy Group (the holding company) and CHEC's investments in partnerships and other investments (other than fuel distribution operations) increased $2.3 million in 2005 as compared to 2004. The increase primarily reflects an increase in interest income from short-term investments held by Energy Group due to higher interest rates, an increase in income from CHEC's partnership and other investments, and a decrease in business development costs.

      Other Income and Deductions decreased $2.3 million in 2004 as compared to 2003 due primarily to a decrease in investment income from the liquidation of Energy Group's Alternate Investment Program and an increase in business development costs. The Alternate Investment Program was fully liquidated by July 2003 and the proceeds were reinvested in low risk and lower yield money market instruments. The increase in business development costs reflects efforts to redeploy this available capital in suitable investment opportunities.

Interest Charges

Regulated Electric and Natural Gas Businesses

      Interest charges decreased $0.8 million in 2005 as compared to 2004 due to a reduction of regulatory carrying charges due to customers resulting from the substantial use, by December 31, 2004, of the principal balance of the Customer Benefit Fund for customer refunds and other authorized programs. In accordance with the Settlement Agreement, carrying charges were accrued on the unused balance deferred for the future benefit of customers. This reduction in carrying charges was partially offset by an increase in interest charges on long and short-term debt. Interest on long-term debt increased due to the issuance of medium-term notes in November 2004 and December 2005 and higher interest rates on Central Hudson's variable rate debt. Additional short-term debt was required throughout 2005 for working capital needs due to the escalation of fuel prices.

      Interest charges for Central Hudson decreased $4.1 million in 2004 as compared to 2003. The reduction in interest charges was due largely to a decrease in regulatory carrying charges accrued on Central Hudson's declining Customer Benefit Fund balance. In addition to providing additional customer refunds in 2004 and continuing to fund economic development initiatives and other programs, the Customer Benefit Fund was also used to offset deferred pension and other post-retirement benefit costs.

      The following table sets forth pertinent data on Energy Group's outstanding debt (this debt relates to Central Hudson):

                                                 2005        2004        2003
                                               --------    --------    --------
                                                        (In Thousands)
Long-Term Debt:
   Debt retired ............................   $     --    $ 15,000    $ 15,000
   Debt issued .............................   $ 24,000    $ 41,000    $ 24,000
   Outstanding at year-end: ................
      Amount (including current portion) ...   $343,886    $319,883    $293,880
      Weighted average interest rate .......       4.47%       3.93%       3.91%
Short-Term Debt:
   Average daily amount outstanding ........   $ 16,559    $  9,929    $  7,151
   Weighted average interest rate ..........       3.65%       1.73%       1.41%

      See Note 6 - "Short-Term Borrowing Arrangements" and Note 8 - "Capitalization - Long-Term Debt" for additional information on short-term and long-term debt of Energy Group and/or Central Hudson.

Preferred Stock Dividends

      Preferred stock dividends of Central Hudson did not change from 2004 to 2005 and decreased $0.4 million in 2004 as compared to 2003. The reduction in preferred stock dividends in 2004 reflects the repurchase of certain issues of preferred stock in October 2003.

Income Taxes

      Energy Group's consolidated federal and state income taxes for 2005 decreased $5.4 million as compared to 2004. The overall reduction in income taxes reflects a decrease in income taxes for Central Hudson's regulated electric and natural gas operations of $4.5 million due to a decrease in earnings and a decrease in taxes related to deductions for operating reserves, a decrease of $1.4 million for Energy Group (the holding company) and CHEC's partnership and other investment interests due to adjustments relating to the completion of a tax audit for 2001, adjustments for the 2004 and 2005 income tax accruals which were partially offset by an increase in the taxes due to increased earnings, and an increase of $0.5 million for CHEC's fuel distribution businesses due to an increase in taxable income.

      Energy Group's consolidated federal and state income taxes for 2004 increased $0.8 million as compared to 2003. The increase reflects an increase in income taxes of $1.4 million for Central Hudson's electric and natural gas operations due primarily to an increase in taxable income and an increase in taxes related to deductions for operating reserves, a reduction of $0.7 million for Energy Group and CHEC's investment interests due to a decrease in investment income and an increase in business development costs, and a nominal increase of $0.1 million for CHEC's fuel distribution businesses.

      For further information regarding income taxes, see Note 3 - "Income Tax."

OTHER MATTERS

NYISO Re-Pricing Adjustment

      On July 20, 2005, Central Hudson received a payment from the NYISO for adjustments to energy sales transactions that had occurred in May 2000, when Central Hudson owned the Danskammer Plant and a share of the Roseton Plant. The adjustments resulted from a decision of the United State Court of Appeals for the District of Columbia Circuit Court and a subsequent Order of the FERC that directed the NYISO to increase the real-time pricing on those transactions. Since the payment related to unresolved billing issues existing at June 30, 2005, its impact was recorded in the financial results for that quarter. The payment resulted in an increase to net income of $572,000, or $0.04 per share. Additionally, as a result of PSC regulatory mechanisms in place in 2000, customers received $2.7 million of the NYISO payments which were returned to them through Central Hudson's energy cost adjustment mechanism.

The Energy Policy Act of 2005

      On August 8, 2005, the Energy Act became law. The Energy Act is designed as a comprehensive platform for the modernization, reform, and development of the electric industry; to facilitate the development of cleaner, more environmentally acceptable fuels and greater energy efficiency; and to streamline the related approval processes and consolidate the FERC's regulatory authority over the energy market. In addition, the Energy Act repeals PUHCA, effective February 8, 2006. Energy Group and Central Hudson expect that the repeal of PUHCA will eliminate significant federal restrictions on the scope, structure, and ownership of companies in the electric industry.

      Energy Group and Central Hudson have reviewed the components of the Energy Act to assess the impact on its businesses and to ensure compliance with all applicable provisions. Provisions that may affect Energy Group and Central Hudson are in the areas of electricity and energy policy, tax incentives, energy efficiency, climate change, oil and natural gas, and incentives for innovative technologies. Energy Group and Central Hudson anticipate that regulations implementing the Energy Act will be forthcoming. At the present time, neither Energy Group nor Central Hudson can predict the effect that the Energy Act or these implementing regulations may have on its financial condition or operations.

Higher Energy Prices

      For most of 2005, Central Hudson's regulated electric and natural gas delivery customers received higher bills than those they received during 2004, reflecting higher consumption in response to hotter summer weather and higher market prices for electricity and natural gas. While higher energy prices themselves have little or no impact on earnings due to adjustment mechanisms that recover energy costs from customers, efforts by customers to reduce energy consumption could affect earnings by reducing delivery volumes. To help manage the impact of higher energy prices on customers, Central Hudson has implemented an outreach program to assist customers with efforts to manage their energy bills. Coupled with consumer awareness that higher energy prices are expected to continue throughout the heating season, Management believes that a change in customer behavior toward increased energy efficiency could occur and could have a negative impact on earnings. Additionally, persistently higher prices or further price increases could lead to an economic slowdown and dampen economic growth in Central Hudson's service territory. Slower growth could adversely affect the overall volume of electricity and natural gas deliveries, reducing earnings from utility operations.

      Customers of CHEC's fuel distribution businesses are also experiencing higher prices and may further alter their behavior as a result of higher prices. In the portion of the 2005-2006 heating season ended December 31, 2005, CHEC's fuel distribution businesses experienced year-over-year volume decreases driven by price-sensitive customer attrition, conservation and energy efficiency efforts, and fuel switching. Fuel oil prices are currently projected to be higher on average in the 2005-2006 heating season than they were in the 2004-2005 heating season and continued customer attrition and energy efficiency efforts could further reduce residential fuel delivery volumes.

      Both Central Hudson's electricity and natural gas businesses and CHEC's fuel distribution businesses may also face several other challenges that could result from continued higher prices: higher working capital needs driven by lags between disbursements to energy suppliers and receipts from customers, higher bad debt expenses resulting from customers who are unable to pay higher energy bills, and political and regulatory responses to higher energy prices. Management believes that Energy Group has adequate liquidity to meet the working capital demands of the current and near-term energy price environment and is actively monitoring bad debt expense and the political/regulatory environment.

      CHEC's investment in ethanol production may realize benefits from higher energy prices in the future through higher prices for the ethanol produced. These benefits, however, may be partially offset by higher prices for the fuel used in the ethanol production process.

      In aggregate, Energy Group does not expect higher energy prices to have a material effect on its financial results in 2006, but is unable to predict with certainty the ultimate level of energy prices, potential customer response to those prices, and the corresponding financial impact on its operating companies and investments.

Natural Gas

      During the third quarter of 2005, two hurricanes in the Gulf of Mexico caused significant damage to that region's energy infrastructure. While Central Hudson's facilities were not affected by the hurricanes, the resulting disruptions in the nation's energy markets may continue in the near-term and could have an indirect effect on its business.

      As a result of the hurricanes, a significant amount of Gulf Coast natural gas production feeding into interstate pipelines serving the Atlantic seaboard and the northeastern United States became unavailable. During the 2005-2006 heating season, it is possible that a significant amount of this supply source could remain unavailable, causing natural gas supplies in the northeastern United States to tighten. To mitigate potential impacts, Central Hudson intends to rely on a diversity of supply sources, including connections to pipelines not affected by the hurricanes, natural gas stored north of any hurricane disruptions, and its own propane-air peaking facilities within its service territory. Central Hudson made contingency liquified natural gas and Canadian natural gas purchases to help ensure that adequate supply is available for Central Hudson's customers.

Changes in Accounting Standards

      See Note 1 - "Summary of Significant Accounting Policies" under the caption "New Accounting Standards and Other FASB Projects - Standards Implemented" for discussion of other relevant Financial Accounting Standards Board proposals.

Retirement Plan

      As described more fully in Note 9 - "Post-Employment Benefits," Central Hudson has a non-contributory Retirement Income Plan ("Retirement Plan") covering substantially all of its employees. The Retirement Plan is a defined benefit plan which provides pension benefits that are based on an employee's compensation and years of service.

      The significant assumptions and estimates used to account for the Retirement Plan are the discount rate, the expected long-term rate of return on Retirement Plan assets, the rate of compensation increase, and the method of amortizing gains and losses.

      The discount rate is determined each year as of September 30 based on the rate at which obligations could be effectively settled. The rate is based on high-quality bond yields, after allowing for call and default risk. Central Hudson considers high-quality corporate bond indices, such as Moody's Aa, when selecting the discount rate. Central Hudson selects the rate after consultation with its actuarial consultant. Central Hudson's discount rate was 5.50% as of the most recent valuation date, September 30, 2005.

      In determining the expected long-term rate of return on Retirement Plan assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the Retirement Plan's target asset allocation. Central Hudson also considered expectations of value-added by active management, net of investment expenses.

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

      The unrecognized net losses are currently $98 million, including losses for the years 1996 through 2005. Therefore, the future annual amortization of these losses will increase pension expense, determined under Statement of Financial Accounting Standards ("SFAS") No. 87, entitled Employers' Accounting for Pensions, from its current level unless there are offsetting future gains or other offsetting components of pension expense.

      Since September 30, 2005, the latest measurement date, there have been no material changes in the level of Retirement Plan assets, the discount rate used to determine the Retirement Plan liabilities, or the assumptions regarding expected returns on Retirement Plan assets.

      Based on current levels of Retirement Plan assets and obligations, a change of one-quarter percent in the long-term rate of return assumption would change pension expense by approximately $0.8 million and a change of one-quarter percent in the discount rate would change pension expense by approximately $1.3 million.

      Under the policy of the PSC regarding pension costs, Central Hudson recovers its net periodic pension costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. As a result, Central Hudson expects to fully recover its net periodic pension costs over time. The

Retirement Plan's liquidity is primarily affected by the cash contributions made by Central Hudson to the Retirement Plan. Central Hudson contributed $10 million to the Retirement Plan in 2003. Central Hudson did not make a contribution to the Retirement Plan in 2004 or 2005. Based on current practice, Central Hudson's actuarial consultant has estimated that total contributions to the Retirement Plan for the four-year period from 2006 to 2009 could range from $0 million to $45 million. The actual contributions could vary significantly based upon economic growth, inflation, and interest rate assumptions.

      For additional information regarding the Retirement Plan, see Note 9 - "Post-Employment Benefits."

CAPITAL RESOURCES AND LIQUIDITY

Cash Flow Summary - Energy Group

                                                                Variance
(Millions of Dollars)                     2005       2004     2005 vs. 2004
-----------------------------------     -------    -------    -------------
Net cash provided by (used in):
   Operating Activities                 $  44.9    $  72.5       $ (27.6)
   Investing Activities                   (80.1)     (66.7)        (13.4)
   Financing Activities                     7.6      (12.5)         20.1
                                        -------     ------       -------
Net change for the period                 (27.6)      (6.7)        (20.9)
Balance at beginning of period            119.1      125.8          (6.7)
                                        -------    -------       -------
Balance at end of period                $  91.5    $ 119.1       $ (27.6)
                                        =======    =======       =======

Net Cash Provided by Operating Activities

      Energy Group's net cash flows provided by operating activities reflect the operations of its two subsidiaries, Central Hudson and CHEC, and the interest income Energy Group earns on its cash balances.

      Energy Group's net cash flows provided by operating activities during 2005 were $27.6 million lower as compared to 2004. Cash flow decreased primarily because of a substantial increase in customer accounts receivable for Central Hudson and CHEC, the absence of proceeds from Central Hudson's sale of emission allowances in 2004, and an increase in the price paid in 2005 by Central Hudson for natural gas purchased for inventory. The substantial increase in customer accounts receivable is related to the pass-through to customers of the increased costs for purchased electricity, natural gas, and petroleum products, due largely to an increase in the wholesale price of each as compared to the same period in 2004. Increased sales for Central Hudson also contributed to this increase in accounts receivable, reflecting customer growth for residential and commercial customer classes and increased usage. Cash flow from operations was also lower in 2005 due to the absence of the 2001 amended Utility Service Tax refund that Central Hudson received in 2004. Slightly offsetting these decreases in cash flow was a reduction in costs related to various programs funded by Central Hudson's Customer Benefit Fund, including refunds to electric customers.

      As authorized in the 2004 Joint Proposal approved by the PSC, deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for 2005. The total amount offset in 2005 was $3.1 million as compared to $89.9 million in 2004. Central Hudson will continue to use the Customer Benefit Fund to offset the cost of various programs. For further details, see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas."

Net Cash Used in Investing Activities

      Energy Group's capital expenditures reflect the activities of its two subsidiaries, Central Hudson and CHEC.

      Net cash flows used in investing activities were $13.4 million higher during 2005 as compared to 2004. Acquisitions of seven fuel distribution companies, an investment in a joint venture that owns a minority interest in two wind farm projects, and the issuance of notes receivable by CHEC were the primary reasons expenditures increased in 2005.

      For more information with respect to acquisitions and investments see Note 4 - "Acquisitions, Investments, and Divestitures."

Net Cash Provided by Financing Activities

      Energy Group's financing activities reflect the dividends it pays its shareholders, the dividends paid to Energy Group by Central Hudson and CHEC, and the external borrowing activities of Central Hudson.

      Net cash flows related to financing activities were $20.1 million higher during 2005 as compared to 2004. The resulting increase in cash flows was primarily driven by higher net borrowings of short-term debt by Central Hudson related to increased energy purchases and the absence of any long-term debt retirement in 2005 as compared to 2004. Additionally, Central Hudson issued $24 million in medium-term notes in 2005 as compared to $41 million issued in 2004.

Cash Flow Summary - Central Hudson

                                                                Variance
(Millions of Dollars)                     2005       2004     2005 vs. 2004
-----------------------------------     -------    -------    -------------
Net cash provided by (used in):
   Operating Activities                 $  34.3    $  59.1       $ (24.8)
   Investing Activities                   (62.0)     (58.6)         (3.4)
   Financing Activities                    23.7       (5.0)         28.7
                                        -------    -------       -------
Net change for the period                  (4.0)      (4.5)          0.5
Balance at beginning of period              8.2       12.7          (4.5)
                                        -------    -------       -------
Balance at end of period                $   4.2    $   8.2       $  (4.0)
                                        =======    =======       =======

Net Cash Provided by Operating Activities

      Central Hudson's net cash flows provided by operating activities reflect principally its energy deliveries and costs of operations. Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson, such as weather and economic conditions, including the price of energy. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the costs of purchased electricity and purchased natural gas may affect the timing of cash flows but not overall net income, as these costs are fully recoverable through Central Hudson's electric and natural gas cost adjustment mechanisms.

      Central Hudson's net cash flows provided by operating activities during 2005 were $24.8 million lower as compared to 2004 for the reasons indicated in the discussion of Energy Group's net cash flows provided by operating activities.

Net Cash Used in Investing Activities

      Central Hudson's cash flows from investing activities of $62 million in 2005, an increase of $3.4 million over 2004, were comprised entirely of construction and, to a lesser extent, removal expenditures. Central Hudson continues to make significant investments in its electric and natural gas transmission and distribution systems. In addition to upgrades for system reliability, those investments are driven by growth in the number of electric and natural gas customers, the volume of energy delivered to customers, and system peak demand trends. Growth-related investments are the primary driver for the year-over-year increases in net property, plant, and equipment recently experienced by Central Hudson.

Net Cash Used in Financing Activities

      To finance its operations, which reflect variations related to weather and other timing issues from year to year, its capital expenditures, as well as manage its capital structure, Central Hudson uses a combination of short-term and long-term borrowing and retains a portion of its earnings. Generally, the growth in its net utility plant is financed by long-term debt and retained earnings, while variations related to working capital are financed using short-term borrowings.

      Net cash flows related to financing activities were $28.7 million higher during 2005 as compared to 2004. The resulting increase in cash flows was primarily driven by higher net borrowing of short-term debt, the absence of any long-term debt retirement, and lower dividends paid to Energy Group in 2005 as compared to 2004. Additionally, Central Hudson issued $24 million in medium-term notes in 2005 as compared to $41 million issued in 2004.

Capital Structure

      Energy Group's consolidated capital structure reflects the external debt and preferred stock of Central Hudson. CHEC's debt is comprised entirely of intercompany loans from Energy Group that are eliminated upon consolidation.

      As provided in the PSC's Order Establishing Rates (see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas"), Central Hudson's common equity ratio was capped for the purposes of the PSC's return on equity calculation at 47% for the twelve months ended June 30, 2002, at 46% for the twelve months ended June 30, 2003, and at 45% for subsequent twelve-month periods. Central Hudson intends to maintain a common equity ratio of approximately 45% in 2006, subject to the outcome of its rate filing currently pending with the PSC.

      Central Hudson's current senior debt ratings are "A2 (stable)" by Moody's Investors Service and "A (stable)" by Standard and Poor's Corporation and by Fitch Ratings.

      Year-end capital structures for Energy Group and its subsidiaries are set forth below as of December 31, 2005, 2004, and 2003:

Energy Group                                          Year-end Capital Structure
------------                                          --------------------------
                                                       2005      2004      2003
                                                      -----     -----     -----
Long-term debt ...................................     38.3%     37.8%     36.0%
Short-term debt ..................................      3.3       1.4       2.0
Preferred stock ..................................      2.3       2.5       2.6
Common equity ....................................     56.1      58.3      59.4
                                                      -----     -----     -----
                                                      100.0%    100.0%    100.0%
                                                      =====     =====     =====

Central Hudson                                        Year-end Capital Structure
--------------                                        --------------------------
                                                       2005      2004      2003
                                                      -----     -----     -----
Long-term debt ...................................     49.7%     50.5%     49.1%
Short-term debt ..................................      4.3       2.0       2.7
Preferred stock ..................................      3.0       3.3       3.5
Common equity ....................................     43.0      44.2      44.7
                                                      -----     -----     -----
                                                      100.0%    100.0%    100.0%
                                                      =====     =====     =====

CHEC                                                Year-end Capital Structure *
---------------                                     ----------------------------
                                                      2005      2004      2003
                                                     -----     -----     -----
Long-term debt ...................................    46.8%     50.1%     48.3%
Short-term debt ..................................      --        --        --
Preferred stock ..................................      --        --        --
Common equity ....................................    53.2      49.9      51.7
                                                     -----     -----     -----
                                                     100.0%    100.0%    100.0%
                                                     =====     =====     =====

* Based on stand-alone financial statements and includes intercompany balances which are eliminated upon consolidation.

Contractual Obligations

      A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 11
- "Commitments and Contingencies."

      The following is a summary of the contractual obligations for Energy Group and its affiliates as of December 31, 2005:

--------------------------------------------------------------------------------------------------------------
                                                         Projected Payments Due By Period (In Thousands)
--------------------------------------------------------------------------------------------------------------
                                                                 Years       Years      Years
                                                   Less than     Ending      Ending     Beyond
                                                     1 year    2007-2009   2010-2011     2011         Total
--------------------------------------------------------------------------------------------------------------
Long-Term Debt(1)                                  $      --   $  53,000   $  24,000   $ 266,950   $   343,950
--------------------------------------------------------------------------------------------------------------
Interest Payments - Long-Term Debt(1)                 15,006      38,540      22,439     133,140       209,125
--------------------------------------------------------------------------------------------------------------
Operating Leases                                       2,990       6,991       3,042      10,808        23,831
--------------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(2)          20,196      16,197       3,337       1,409        41,139
--------------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(3)                       76,376     146,659      73,888      16,314       313,237
--------------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(3)                   106,298      45,173       9,666         594       161,731
--------------------------------------------------------------------------------------------------------------
Purchased Fixed Liquid Petroleum Contracts            18,137          --          --          --        18,137
--------------------------------------------------------------------------------------------------------------
Purchased Variable Liquid Petroleum Contracts(4)      56,888          --          --          --        56,888
--------------------------------------------------------------------------------------------------------------
Total Contractual Obligations(5)                   $ 295,891   $ 306,560   $ 136,372   $ 429,215   $ 1,168,038
--------------------------------------------------------------------------------------------------------------

(1) Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2005.

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

(4)   Estimated based on pricing at January 5, 2006.

(5) The estimated present value of Energy Group's total contractual obligations is $832 million, assuming a discount rate of 6.00%.

      The following is a summary of the contractual obligations for Central Hudson as of December 31, 2005:

--------------------------------------------------------------------------------------------------------------
                                                         Projected Payments Due By Period (In Thousands)
--------------------------------------------------------------------------------------------------------------
                                                                 Years       Years      Years
                                                   Less than     Ending      Ending     Beyond
                                                     1 year    2007-2009   2010-2011     2011         Total
--------------------------------------------------------------------------------------------------------------
Long-Term Debt(1)                                  $      --   $  53,000   $  24,000   $ 266,950   $   343,950
--------------------------------------------------------------------------------------------------------------
Interest Payments - Long-Term Debt(1)                 15,006      38,540      22,439     133,140       209,125
--------------------------------------------------------------------------------------------------------------
Operating Leases                                       2,383       6,543       2,990      10,723        22,639
--------------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(2)          20,196      16,197       3,337       1,409        41,139
--------------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(3)                       76,376     146,659      73,888      16,314       313,237
--------------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(3)                   106,298      45,173       9,666         594       161,731
--------------------------------------------------------------------------------------------------------------
Total Contractual Obligations(4)                   $ 220,259   $ 306,112   $ 136,320   $ 429,130   $ 1,091,821
--------------------------------------------------------------------------------------------------------------

(1) Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2005.

(2)   Including Specific, Term, and Service Contracts.

(3) Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(4) The estimated present value of Central Hudson's total contractual obligations is $756 million, assuming a discount rate of 6.00%.

      Central Hudson may also have an obligation to fund its Retirement Plan and other post-retirement benefit obligations. Decisions to fund the Retirement Plan are made annually and are primarily affected by the discount rate used to determine benefit obligations and the projection of Retirement Plan assets. Based on current practice, Central Hudson's actuarial consultant has estimated that total contributions to the Retirement Plan for the four-year period from 2006 to 2009 could range from $0 million to $45 million. This range depends upon economic growth, inflation, and interest rate assumptions, and actual contributions could be higher. It is anticipated that any contributions made would be sufficient to eliminate any Pension Benefit Guaranty Corporation variable rate premiums or would maintain a 90% gateway current liability funded level. The federal government is working on pension reform which could have a significant impact on future funding requirements.

      Contributions to fund other post-retirement benefits ("OPEB") were $6.1 million for 2005. Obligations for future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used. If these factors remain stable, annual funding for the next few years is expected to approximate the 2005 amount.

      Under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers these costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. Based on the current policy, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

Anticipated Sources and Uses of Cash

      Energy Group's cash flow is primarily generated by the operations of its subsidiaries, Central Hudson and CHEC. Generally, the subsidiaries do not accumulate cash but rather provide cash to Energy Group in the form of dividends and, in the case of CHEC, repayments on its intercompany loan.

      Energy Group had $91.5 million of cash and cash equivalents on its consolidated balance sheet on December 31, 2005, which included $82.9 million held by Energy Group (the holding company) and designated primarily for investments and acquisitions. Of that amount, approximately $5 million is committed to existing investments and approximately $15 to $20 million is expected to be invested in Central Hudson by retaining earnings within Central Hudson that would otherwise be paid as dividends to Energy Group. Energy Group continues to seek new investment and acquisition opportunities through its business development activities.

      Central Hudson's planned capital expenditures for construction and removal during 2006 are expected to total approximately $79 million. For 2007, planned capital expenditures are expected to range from $75 million to $80 million. Capital expenditures are expected to be funded with cash from operations and a combination of short-term and long-term borrowings. Central Hudson may alter its plan for capital expenditures as needed to mitigate the need for future borrowings or as its business needs require.

      Central Hudson is expected to pay a dividend to Energy Group that will be less than its level of net income in 2006. Central Hudson is expected to retain earnings to fund a portion of its growth in long-lived assets, while using long-term debt to fund the remainder and to manage its capital structure. Central Hudson anticipates issuing the remaining $27 million of its Series E medium-term notes to meet its long-term debt needs in 2006. There are no scheduled maturities of long-term debt in 2006. Short-term debt is expected to be used to fund seasonal and temporary variations in working capital requirements. In a stable price environment, Central Hudson does not expect significant changes in its current level of working capital.

      CHEC's capital expenditures are driven by its fuel distribution businesses and are expected to be approximately $2 million during 2006, excluding any possible acquisitions. For 2007, capital expenditures, excluding any possible acquisitions, are expected to range from $2.5 million to $3 million. CHEC's fuel distribution businesses continue to explore opportunities to expand through both internal growth and acquisitions, depending on financial performance and opportunities available. CHEC may alter its plan for capital expenditures and acquisitions as its business needs require.

      Assuming normal weather and a stable wholesale fuel price environment, CHEC's fuel distribution businesses are expected to generate sufficient cash flow to fund normal annual capital expenditures for facilities, equipment, and vehicles as well as partially fund acquisitions or return capital to Energy Group. In 2005, the fuel distribution businesses experienced a rising wholesale fuel price environment that caused an increase in working capital requirements. Generally, there is a lag between payments to wholesale fuel suppliers and collection of receipts from retail fuel customers. Increases in funding requirements in 2005 were financed by Energy Group through intercompany loans. It is difficult to project wholesale fuel oil prices with any certainty in 2006. If the wholesale fuel price environment were one in which prices were to remain stable at the levels experienced in the latter months of 2005, Management expects the fuel distribution businesses to generate cash flow that would be returned to Energy Group or used to fund acquisitions. If the wholesale fuel price environment were one of falling prices, Management expects an additional return of working capital to improve free cash flow. In an environment of rising prices, increased working capital requirements would reduce cash flow and, depending on the magnitude of price increases, could require additional financing from Energy Group.

Financing Program

      In April 2005, Energy Group amended its $75 million unsecured credit facility with several commercial banks, extending the term of that facility through April 2010. The credit facility, along with available cash, is currently earmarked for acquisitions and investments and is described further in Note 6 - "Short-Term Borrowing Arrangements."

      As of December 31, 2005, CHEC had an unsecured line of credit totaling $15 million.

      As more fully discussed in Note 6 - "Short-Term Borrowing Arrangements," Central Hudson, pursuant to authority from the PSC, entered into a $75 million unsecured credit agreement effective July 1, 2004, through June 30, 2009. In addition, Central Hudson maintains a committed line of credit of $2 million and certain uncommitted lines of credit with various banks. These arrangements give Central Hudson competitive options to minimize the cost of its short-term borrowing. Authorization from the PSC limits the amount Central Hudson may have outstanding at any time under all of its short-term borrowing arrangements to $77 million in the aggregate.

      In October 2001, Central Hudson received authority from the PSC to issue up to $100 million of unsecured medium-term notes during the three year period ended June 30, 2004. During 2002, 2003, and 2004, $69 million, $24 million, and $7 million, respectively, of such notes were issued.

      On March 16, 2004, the PSC approved Central Hudson's petition to enter into short-term financing arrangements and to issue and sell medium-term notes. The financing order authorized Central Hudson to issue up to $85 million of medium-term notes during the period from April 6, 2004, to December 31, 2006. Under this program, on November 3, 2004, Central Hudson issued $27 million of 5.05% medium-term notes due November 4, 2019. On November 5, 2004, Central Hudson issued $7 million of 4.8% notes due November 5, 2014. On December 5, 2005, Central Hudson issued $24 million of 5.84% medium-term notes due December 5, 2035. The proceeds from these issuances were used to reduce outstanding short-term debt and for general corporate purposes.

      In 2006, Central Hudson plans to evaluate and file a new financing petition with the PSC for financing authorization to be effective on or before January 1, 2007, due to the expiration of the current agreement on December 31, 2006.

      On July 2, 2004, Central Hudson redeemed at maturity $15 million of 7.85% medium-term notes using its available cash balance and short-term borrowings.

      Effective August 1, 2002, Energy Group's Board of Directors authorized a common stock repurchase program ("Repurchase Program") for the purchase of up to 25% of its then-outstanding common stock over a five-year period, and projected that 800,000 shares would be repurchased during the first twelve months of this program. Between August 2002 and December 2003, Energy Group repurchased 600,087 shares under the Repurchase Program at a cost of $27.5 million. No shares were purchased under the Repurchase Program in 2004 or 2005. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in energy-related investments. See
Note 7 - "Capitalization - Common and Preferred Stock." Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

      For more information with respect to the financing program of Energy Group, see Note 7 - "Capitalization - Common and Preferred Stock" and Note 8 - "Capitalization - Long-Term Debt."

Parental Guarantees

      For information on parental guarantees issued by Energy Group and certain of the competitive business subsidiaries, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Parental Guarantees."

Product Warranties

      For information on product warranties issued by certain of the fuel distribution businesses, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Product Warranties."

Environmental Matters

      For information on environmental matters related to Energy Group and certain of the competitive business subsidiaries, see Note 11 - "Commitments and Contingencies" under the subcaption "Contingencies."

COMMON STOCK DIVIDENDS AND PRICE RANGES

      Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective common stock in each year commencing in 1903, which common stock has been listed on the New York Stock Exchange since 1945. The closing price as of December 31, 2005, and 2004 was $45.90 and $48.05, respectively. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

                             2005                              2004
                ------------------------------    ------------------------------
                  High       Low      Dividend      High       Low      Dividend
                -------    -------    --------    -------    -------    --------
1st Quarter     $ 49.20    $ 43.35    $   0.54    $ 49.56    $ 45.13    $   0.54
2nd Quarter       49.09      42.07        0.54      49.58      43.39        0.54
3rd Quarter       50.23      45.21        0.54      46.75      43.14        0.54
4th Quarter       48.70      43.03        0.54      48.66      44.15        0.54

      In 2005, Energy Group maintained the quarterly dividend rate at $0.54 per share. In making future dividend decisions, Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial, and regulatory considerations.

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

      The number of registered holders of common stock of Energy Group as of December 31, 2005, was 16,586. Of these, 14,261 were accounts in the names of individuals with total holdings of 3,434,970 shares, or an average of 241 shares per account. The 2,325 other accounts were in the names of institutional or other non-individual holders and for the most part hold shares of common stock for the benefit of individuals.

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

      Accounting for Regulated Operations: Central Hudson follows Generally Accepted Accounting Principles, including the provisions of SFAS No. 71, entitled Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). The application of SFAS 71 may cause the allocation of costs to accounting periods to differ from accounting methods generally applied to non-regulated companies. See Note 2 - "Regulatory Matters" under the caption "Regulatory Accounting Policies" for additional discussion.

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

      Goodwill and Other Intangible Assets: As required by SFAS 142, entitled Goodwill and Other Intangible Assets and effective January 1, 2002, Energy Group no longer amortizes goodwill and does not amortize intangible assets with indefinite lives, known as "unamortized intangible assets." Both goodwill and unamortized intangible assets are tested at least annually for impairment. Intangible assets with finite lives are amortized and are reviewed as required for impairment. Impairment testing compares fair value of the reporting units (Griffith and, prior to December 31, 2005, SCASCO) to the carrying amount of assets. Fair value of goodwill is estimated using a multiple of earnings measurement. For information on Energy Group's determination of an impairment, see Note 5 - "Goodwill and Other Intangible Assets."

      Accounting for Deferred Taxes: Energy Group provides for income taxes based on the asset and liability method required by SFAS 109, entitled Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and credit carry-forwards. See Note 3 - "Income Tax" for additional discussion.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The primary market risks for Energy Group and its subsidiaries are commodity price risk and interest rate risk. Commodity price risk, related primarily to purchases of natural gas, electricity, and petroleum products for resale, is mitigated in several different ways. Central Hudson, under the Settlement Agreement, collects its actual purchased electricity and purchased natural gas costs through cost adjustment clauses in its rates. These adjustment clauses provide for the collection of costs, including risk management and working capital costs, from customers to reflect the actual costs incurred in obtaining supply. Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with risk management instruments." Griffith (and, prior to December 31, 2005, SCASCO) may increase the prices charged for the commodities it sells in response to changes in costs; however, the ability to raise prices is limited by the competitive market. Depending on market conditions, Central Hudson and Griffith enter into long-term fixed supply and long-term forward supply contracts for the purchase of these commodities. Central Hudson also uses natural gas storage facilities, which enable it to purchase and hold quantities of natural gas at pre-heating season prices for use during the heating season.

      Central Hudson and the fuel distribution businesses have in place an energy risk management program to manage, through the use of defined risk management practices, various risks associated with their respective operations, namely commodity price risk and sales volatility due to weather. This risk management program permits the use of derivative financial instruments for hedging purposes and does not permit their use for trading or speculative purposes. Central Hudson and Griffith have entered into either exchange-traded futures contracts or over-the-counter ("OTC") contracts with third-parties to hedge commodity price risk associated with the purchase of natural gas, electricity, and petroleum products and to hedge the effect on earnings due to significant variances in weather conditions from normal patterns. The types of derivative instruments used include natural gas futures and basis swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, put and call options to hedge oil purchases, and weather derivatives. OTC derivative transactions are entered into only with counter-parties that meet certain credit criteria. The creditworthiness of these counter-parties is determined primarily by reference to published credit ratings.

      At December 31, 2005, Central Hudson had open derivative contracts to hedge natural gas prices through March 2006, covering approximately 34.7% of Central Hudson's projected total natural gas supply requirements during this period. In 2005, derivative transactions were used to hedge 17.5% of Central Hudson's total natural gas supply requirements as compared to 19.2% in 2004. In its electric operations, Central Hudson had open derivatives at December 31, 2005, hedging approximately 4.2% of its required electricity supply through February 2006. In 2005, Central Hudson hedged approximately 5.9% of its total electricity supply requirements with OTC derivative contracts as compared to 5.1% in 2004. In addition, Central Hudson has in place agreements to purchase electricity produced by certain of its former major generating assets and other generating facilities at fixed prices. The notional amounts hedged by the derivatives and the electricity purchase agreements for 2006 and 2007 represent approximately 39.1% and 39.2%, respectively, of its total anticipated electricity supply requirements in each year.

      At December 31, 2005, Griffith and SCASCO had open OTC put and call option positions covering approximately 2.7% of their combined anticipated fuel oil supply requirements for the period from January 2006 through May 2006. The percentage hedged at December 31, 2004, for the period January 2005 to June 2005 was 2.7%. In 2005, derivatives were used to hedge 2.8% of these requirements as compared to 13.5% in 2004. SCASCO's positions were transferred to Griffith upon the merger of SCASCO into Griffith, effective December 31, 2005.

      Derivative contracts are discussed in more detail in Note 1 - "Summary of Significant Accounting Policies" under the subcaption "Accounting for Derivative Instruments and Hedging Activities."

      Interest rate risk affects Central Hudson but is managed through the issuance of fixed-rate debt with varying maturities and variable rate debt for which interest is reset on a periodic basis to reflect current market conditions. The difference between costs associated with actual variable interest rates related to Central Hudson's bonds issued by the New York State Energy Research Development Authority and costs embedded in customer rates is deferred for eventual refund to, or recovery from, customers. The variability in interest rates is also managed with the use of a derivative financial instrument known as an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory recovery mechanism. The current interest rate cap agreement expires on April 1, 2006. Central Hudson will evaluate available alternatives to replace the interest rate cap in the first quarter of 2006. Central Hudson also repurchases or redeems existing debt at a lower cost when market conditions permit. Please refer to
Note 8 - "Capitalization - Long-Term Debt" and Note 13 - "Financial Instruments" for additional disclosure related to long-term debt.

      Interest rate risk affects CHEC through the intercompany debt provided by Energy Group, which is generally set annually at then prevailing market interest rates. A year to year increase in the interest rate for CHEC's intercompany debt may affect CHEC's earnings if it is unable to offset increased interest expense with a corresponding increase in its operating margin.

      Energy Group is affected by interest rate risk through the interest income on the intercompany loan to CHEC and the interest income on cash balances and short-term investments. Upon consolidation, changes in the rate of interest on the intercompany borrowing arrangements between CHEC and Energy Group have no net earnings impact. Energy Group's interest income on cash balances and short-term investments, however, is directly affected by changes in the market rates of interest available.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I - Index to Financial Statements:                                          Page
---------------------------------                                           ----

      Report of Independent Registered Public Accounting Firm                63
      Report of Management on Internal Control Over Financial Reporting      67

   ENERGY GROUP
      Energy Group Consolidated Statement of Income for the three years
         ended December 31, 2005                                             71
      Energy Group Consolidated Statement of Comprehensive Income
         for the three years ended December 31, 2005                         73
      Energy Group Consolidated Statement of Cash Flows for the
         three years ended December 31, 2005                                 74
      Energy Group Consolidated Balance Sheet at December 31,
         2005, and 2004                                                      76
      Energy Group Consolidated Statement of Shareholder Equity
         for the three years ended December 31, 2005                         78

   CENTRAL HUDSON
      Central Hudson Consolidated Statement of Income for the
         three years ended December 31, 2005                                 80
      Central Hudson Consolidated Statement of Comprehensive
         Income for the three years ended December 31, 2005                  82
      Central Hudson Consolidated Statement of Cash Flows for the
         three years ended December 31, 2005                                 83
      Central Hudson Consolidated Statement of Shareholder Equity
         for the three years ended December 31, 2005                         85
      Central Hudson Consolidated Balance Sheet at December 31,
         2005, and 2004                                                      87
      Notes to Consolidated Financial Statements                             89

            NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES             89
            NOTE 2    REGULATORY MATTERS                                    105
            NOTE 3    INCOME TAX                                            114
            NOTE 4    ACQUISITIONS, INVESTMENTS, AND DIVESTITURES           118
            NOTE 5    GOODWILL AND OTHER INTANGIBLE ASSETS                  119
            NOTE 6    SHORT-TERM BORROWING ARRANGEMENTS                     120
            NOTE 7    CAPITALIZATION - COMMON AND PREFERRED STOCK           121
            NOTE 8    CAPITALIZATION - LONG-TERM DEBT                       123
            NOTE 9    POST-EMPLOYMENT BENEFITS                              125
            NOTE 10   EQUITY-BASED COMPENSATION INCENTIVE PLANS             132

            NOTE 11   COMMITMENTS AND CONTINGENCIES                         135
            NOTE 12   SEGMENTS AND RELATED INFORMATION                      147
            NOTE 13   FINANCIAL INSTRUMENTS                                 150
      Selected Quarterly Financial Data (Unaudited)                         153

   FINANCIAL STATEMENT SCHEDULES
      Schedule II - Reserves - Energy Group                                 155
      Schedule II - Reserves - Central Hudson                               156

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CH Energy Group, Inc.

We have completed an integrated audit of CH Energy Group, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Energy Group Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Buffalo, New York
February 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central Hudson Gas & Electric Corporation

We have completed an integrated audit of Central Hudson Gas & Electric Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation and its subsidiary (collectively, the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Central Hudson Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight

Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Buffalo, New York
February 10, 2006

ENERGY GROUP
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of CH Energy Group, Inc. ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting for CH Energy Group, Inc. (the "Corporation") as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

      Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2005, the Corporation maintained effective internal control over financial reporting.

      Our Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005, has been audited by

PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT                                 DONNA S. DOYLE
Chairman of the Board                          Vice President - Accounting
President, and                                 and Controller
Chief Executive Officer

February 10, 2006

CENTRAL HUDSON
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of Central Hudson Gas & Electric Corporation ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting for Central Hudson Gas & Electric Corporation (the "Corporation") as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

      Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2005, the Corporation maintained effective internal control over financial reporting.

      Our Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005, has been audited by

PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT                                  DONNA S. DOYLE
Chairman of the Board                           Vice President - Accounting
and Chief Executive Officer                     and Controller

February 10, 2006

ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

                                                         Year ended December 31,
                                                       2005        2004        2003
                                                    ---------   ---------   ---------
Operating Revenues
   Electric .....................................   $ 520,994   $ 430,575   $ 457,395
   Natural gas ..................................     155,602     125,230     123,306
   Fuel distribution businesses .................     295,910     235,707     225,983
                                                    ---------   ---------   ---------
     Total Operating Revenues ...................     972,506     791,512     806,684
                                                    ---------   ---------   ---------

Operating Expenses
   Operation:
     Purchased electricity and fuel used in
       electric generation ......................     337,046     251,741     268,757
     Purchased natural gas ......................     106,285      77,847      88,767
     Purchased petroleum ........................     226,004     168,699     143,992
     Other expenses of operation - regulated
       activities ...............................      99,439      98,748     107,105
     Other expenses of operation - fuel
       distribution businesses ..................      55,003      53,666      56,195
     Depreciation and amortization ..............      36,219      34,640      33,611
     Taxes, other than income tax ...............      33,485      31,038      31,956
                                                    ---------   ---------   ---------
       Total Operating Expenses .................     893,481     716,379     730,383
                                                    ---------   ---------   ---------

Operating Income ................................      79,025      75,133      76,301
                                                    ---------   ---------   ---------

Other Income and Deductions
   Interest on regulatory assets and investment
     income .....................................      10,054       9,824      12,225
   Other - net ..................................        (954)      7,542       9,246
                                                    ---------   ---------   ---------
     Total Other Income .........................       9,100      17,366      21,471
                                                    ---------   ---------   ---------

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands, except per share amounts)

                                                                    Year ended December 31,
                                                                  2005       2004       2003
                                                                --------   --------   --------
Interest Charges
   Interest on mortgage bonds ...............................         --         --   $    570
   Interest on other long-term debt .........................     13,826     11,488     10,699
   Interest on regulatory liabilities and other interest ....      3,219      6,362     10,696
                                                                --------   --------   --------
       Total Interest Charges ...............................     17,045     17,850     21,965
                                                                --------   --------   --------

Income before income taxes and preferred dividends of
   subsidiary ...............................................     71,080     74,649     75,807
Income taxes (Note 3) .......................................     25,819     31,256     30,435
                                                                --------   --------   --------

Income before preferred dividends of subsidiary .............     45,261     43,393     45,372
Cumulative preferred stock dividends of subsidiary ..........        970        970      1,387
                                                                --------   --------   --------
Net Income ..................................................     44,291     42,423     43,985
Dividends Declared on Common Stock ..........................     34,046     34,046     34,093
                                                                --------   --------   --------
Balance Retained in the Business ............................   $ 10,245   $  8,377   $  9,892
                                                                ========   ========   ========

Common Stock:
   Average shares outstanding
     Basic ..................................................     15,762     15,762     15,831
     Diluted ................................................     15,767     15,771     15,835

   Earnings per share:
     Basic ..................................................   $   2.81   $   2.69   $   2.78
     Diluted ................................................   $   2.81   $   2.69   $   2.77

   Dividends Declared Per Share .............................   $   2.16   $   2.16   $   2.16

   The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                                   Year ended December 31,
                                                                 2005       2004       2003
                                                               --------   --------   --------
Net Income .................................................   $ 44,291   $ 42,423   $ 43,985

Fair value of cash flow hedges - FAS 133:

   Unrealized gain, net of tax of ($55), $0, and ($59) .....         83          1         88

   Reclassification for gains realized in net income, net
     of tax of $64, $58 and $13 ............................        (96)       (87)       (19)

Investment Securities:
  Change in fair value, net of tax of $0, $0 and ($880) ....         --         --      1,320
  Reclassification adjustment for losses
    included in net income, net of tax
    of $0, $0, and ($49) ...................................         --         --         74

  Net unrealized gains (losses) on investments held by
    equity method investees, net of tax of ($90), $165,
    and $26 ................................................        136       (250)       (38)
                                                               --------   --------   --------

Other comprehensive income (loss) ..........................        123       (336)     1,425
                                                               --------   --------   --------

Comprehensive Income .......................................   $ 44,414   $ 42,087   $ 45,410
                                                               ========   ========   ========

   The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                             Year ended December 31,
                                                          2005         2004       2003
                                                        ---------   ---------   ---------
Operating Activities:
   Net Income .......................................   $  44,291   $  42,423   $  43,985
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
       Depreciation and amortization ................      36,219      34,640      33,611
       Deferred income taxes - net ..................      14,637      26,458      34,424
       Provision for uncollectibles .................       4,375       5,835       5,862
       Accrued/deferred pension costs ...............     (13,980)    (13,468)    (13,410)
       Amortization of fossil plant incentive .......          --      (9,887)     (9,887)
     Changes in operating assets and
        liabilities - net:
       Accounts receivable, unbilled revenues and
         other receivables ..........................     (38,560)     (2,892)    (16,049)
       Fuel, materials and supplies .................      (6,763)     (1,612)     (3,814)
       Special deposits and prepayments .............         666       2,548      21,426
       Contribution - prefunded pension costs .......          --          --     (10,000)
       Accounts payable .............................      11,508       2,816      (5,007)
       Deferred natural gas and electric costs ......     (14,513)    (10,783)     10,927
       Customer benefit fund ........................      (4,146)    (13,845)    (46,983)
       Proceeds from sales of emission allowances ...          --      13,576          --
       Other - net ..................................      11,119      (3,328)     10,378
                                                        ---------   ---------   ---------

     Net cash provided by operating activities ......      44,853      72,481      55,463
                                                        ---------   ---------   ---------

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                     Year ended December 31,
                                                                 2005         2004         2003
                                                               ---------    ---------    ---------
Investing Activities:
   Proceeds from sale of subsidiary ........................          --           --          567
   Purchase of temporary investments .......................          --           --      (22,221)
   Proceeds from sale of temporary
      investments ..........................................          --           --      111,539
   Note receivable - sale of
      Nine Mile 2 Plant ....................................          --           --        1,289
   Additions to utility and other property
      and plant ............................................     (63,879)     (62,735)     (59,681)
   Issuance of notes receivable ............................      (4,595)          --           --
   Acquisitions made by competitive business
      subsidiaries .........................................      (8,499)      (2,703)      (7,624)
   Other - net .............................................      (3,139)      (1,215)      (2,070)
                                                               ---------    ---------    ---------
   Net cash (used in) provided by investing
      activities ...........................................     (80,112)     (66,653)      21,799
                                                               ---------    ---------    ---------

Financing Activities:
   Proceeds from issuance of
      long-term debt .......................................      24,000       41,000       24,000
   Redemption of preferred stock ...........................          (3)          --      (12,500)
   Borrowings (repayments) of short-term
      debt - net ...........................................      18,000       (4,000)      16,000
   Retirement of long-term debt ............................          --      (15,000)     (15,000)
   Dividends paid on common
      stock ................................................     (34,046)     (34,046)     (34,080)
   Repurchase of common stock ..............................          --           --      (13,135)
   Issuance and redemption costs ...........................        (299)        (499)        (236)
                                                               ---------    ---------    ---------
   Net cash provided by (used in) financing activities .....       7,652      (12,545)     (34,951)
                                                               ---------    ---------    ---------

Net Change in Cash and Cash
   Equivalents .............................................     (27,607)      (6,717)      42,311
Cash and Cash Equivalents at
   Beginning of Year .......................................     119,117      125,834       83,523
                                                               ---------    ---------    ---------
Cash and Cash Equivalents at
   End of year .............................................   $  91,510    $ 119,117    $ 125,834
                                                               =========    =========    =========

Supplemental Disclosure of Cash
   Flow Information:
      Interest paid ........................................   $  16,797    $  13,604    $  14,229
      Federal and State income tax paid ....................      13,028       11,320        1,532

As authorized in the 2004 Joint Proposal, dated June 14, 2004, $3.1 million and $89.9 million of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for 2005 and 2004, respectively.

   The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                                     December 31,
                                                                  2005         2004
                                                               ----------   ----------
                           ASSETS

Utility Plant
    Electric ...............................................   $  739,775   $  702,206
    Natural gas ............................................      226,859      214,866
    Common .................................................      107,581      104,840
                                                               ----------   ----------
                                                                1,074,215    1,021,912

    Less: Accumulated depreciation .........................      333,164      315,691
                                                               ----------   ----------
                                                                  741,051      706,221
    Construction work in progress ..........................       38,460       38,846
                                                               ----------   ----------
        Net Utility Plant ..................................      779,511      745,067
                                                               ----------   ----------

Other Property and Plant - net .............................       23,138       23,139
                                                               ----------   ----------

Current Assets
    Cash and cash equivalents ..............................       91,510      119,117
    Accounts receivable from customers - net of
       allowance for doubtful accounts; $4.6 million
       in 2005 and $4.8 million in 2004 ....................       97,462       65,239
    Accrued unbilled utility revenues ......................        9,334        9,130
    Other receivables ......................................        6,326        4,548
    Fuel and materials and supplies - at average cost ......       28,350       21,459
    Regulatory assets (Note 2) .............................       30,764       17,454
    Prepaid income taxes ...................................        1,166        3,235
    Special deposits and prepayments .......................       23,184       17,532
    Accumulated deferred income tax (Note 3) ...............        8,836        9,454
                                                               ----------   ----------
         Total Current Assets ..............................      296,932      267,168
                                                               ----------   ----------

Deferred Charges and Other Assets
    Regulatory assets - pension plan
       (Notes 2 and 9) .....................................       97,073       88,633
    Intangible asset - pension plan (Note 9) ...............       20,217       22,291
    Goodwill ...............................................       51,333       50,462
    Other intangible assets - net ..........................       28,368       28,780
    Regulatory assets (Note 2) .............................       52,353       37,231
    Unamortized debt expense ...............................        3,973        4,041
    Other ..................................................       26,608       20,995
                                                               ----------   ----------
         Total Deferred Charges and Other Assets ...........      279,925      252,433
                                                               ----------   ----------

                Total Assets ...............................   $1,379,506   $1,287,807
                                                               ==========   ==========

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                               December 31,
                                                                            2005          2004
                                                                         ----------    ----------
                    CAPITALIZATION AND LIABILITIES

Capitalization
        Common Stock Equity:
            Common Stock, 30,000,000 shares authorized:
                15,762,000 shares outstanding,
                16,862,087 shares issued, $0.10 par value ............   $    1,686    $    1,686
            Paid-in capital ..........................................      351,230       351,230
            Retained earnings ........................................      198,017       187,772
            Treasury stock (1,100,087 shares) ........................      (46,252)      (46,252)
            Accumulated other comprehensive loss .....................         (520)         (643)
            Capital stock expense ....................................         (328)         (328)
                                                                         ----------    ----------
                Total Common Stock Equity ............................      503,833       493,465
                                                                         ----------    ----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption (Note 7) ............       21,027        21,030

        Long-term debt (Note 8) ......................................      343,886       319,883
                                                                         ----------    ----------
                Total Capitalization .................................      868,746       834,378
                                                                         ----------    ----------

Current Liabilities
        Notes payable ................................................       30,000        12,000
        Accounts payable .............................................       54,926        43,418
        Accrued interest .............................................        5,156         4,629
        Dividends payable ............................................        8,754         8,754
        Accrued vacation and payroll .................................        5,845         5,833
        Customer deposits ............................................        7,101         6,496
        Regulatory liabilities (Note 2) ..............................          373            --
        Fair value of derivative instruments .........................          335           906
        Deferred revenues ............................................        9,717         8,931
        Other ........................................................       11,964        10,535
                                                                         ----------    ----------
                Total Current Liabilities ............................      134,171       101,502
                                                                         ----------    ----------

Deferred Credits and Other Liabilities
        Regulatory liabilities (Note 2) ..............................      156,808       156,339
        Operating reserves ...........................................        6,216         6,515
        Accrued environmental remediation costs ......................       22,772        22,635
        Accrued OPEB costs ...........................................       24,945        16,030
        Accrued pension costs ........................................       18,806        18,470
        Other ........................................................       13,258        11,163
                                                                         ----------    ----------
                Total Deferred Credits and Other Liabilities .........      242,805       231,152
                                                                         ----------    ----------

Accumulated Deferred Income Tax (Note 3) .............................      133,784       120,775
                                                                         ----------    ----------

Commitments and Contingencies (Note 11)

                         Total Capitalization and Liabilities ........   $1,379,506    $1,287,807
                                                                         ==========    ==========

   The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY

                                                 Common Stock, $0.10 par value; 30,000,000 shares authorized
                                                      Common Stock               Treasury Stock
                                                -----------------------    -----------------------
                                                                                                      Paid-In
                                                  Shares        Amount        Shares       Amount     Capital
                                                  Issued        ($000)     Repurchased     ($000)      ($000)
                                                -----------    --------    -----------    --------    --------
Balance at January 1, 2003                       16,862,087    $  1,686       (797,487)  ($ 33,117)   $351,230
Net income ..................................
Dividends declared ($2.16 per share) ........
Repurchase program ..........................                                 (302,600)    (13,135)
Amortization ................................
Transfer to regulatory asset ................
Change in fair value:
  Derivative instruments ....................
  Investments ...............................
Reclassification adjustments for gains
   recognized in net income .................
                                                -----------    --------    -----------   ---------    --------
Balance at December 31, 2003                     16,862,087    $  1,686     (1,100,087)  ($ 46,252)   $351,230
Net income ..................................
Dividends declared ($2.16 per share) ........
Change in fair value:
  Derivative instruments ....................
  Investments ...............................
Reclassification adjustments for
   losses recognized in net income ..........
                                                -----------    --------    -----------   ---------    --------
Balance at December 31, 2004                     16,862,087    $  1,686     (1,100,087)  ($ 46,252)   $351,230
Net income ..................................
Dividends declared ($2.16 per share) ........
Change in fair value:
  Derivative instruments ....................
  Investments ...............................

Reclassification adjustments for
   losses recognized in net income ..........
                                                -----------    --------    -----------   ---------    --------
Balance at December 31, 2005                     16,862,087    $  1,686     (1,100,087)  ($ 46,252)   $351,230
                                                ===========    ========    ===========   =========    ========

   The Notes to Consolidated Financial Statements are an integral part hereof.

                                                                                         Accumulated      Total
                                                                Capital                     Other         Common
                                                                 Stock     Retained     Comprehensive     Stock
                                                                Expense    Earnings    Income / (Loss)    Equity
                                                               --------    --------    ---------------   --------
(Thousands of Dollars)

Balance at January 1, 2003                                     ($   655)   $169,503    ($        1,732)  $486,915
Net income .................................................                 43,985                        43,985
Dividends declared ($2.16 per share) .......................                (34,093)                      (34,093)
Repurchase program .........................................                                              (13,135)
Amortization ...............................................         15                                        15
Transfer to regulatory asset ...............................        312                                       312
Change in fair value:
  Derivative instruments ...................................                                        88         88
  Investments ..............................................                                     1,282      1,282
Reclassification adjustments for gains
  recognized in net income .................................                                        55         55
                                                               --------    --------    ---------------   --------
Balance at December 31, 2003                                   ($   328)   $179,395    ($          307)  $485,424
Net income .................................................                 42,423                        42,423
Dividends declared ($2.16 per share) .......................                (34,046)                      (34,046)
Change in fair value:
  Derivative instruments ...................................                                         1          1
  Investments ..............................................                                      (250)      (250)
Reclassification adjustments for losses
  recognized in net income .................................                                       (87)       (87)
                                                               --------    --------    ---------------   --------
Balance at December 31, 2004                                   ($   328)   $187,772    ($          643)  $493,465
Net income .................................................                 44,291                        44,291
Dividends declared ($2.16 per share) .......................                (34,046)                      (34,046)
Change in fair value:
  Derivative instruments ...................................                                        83         83
  Investments ..............................................                                       136        136
Reclassification adjustments for
  losses recognized in net income ..........................                                       (96)       (96)
                                                               --------    --------    ---------------   --------
Balance at December 31, 2005                                   ($   328)   $198,017    ($          520)  $503,833
                                                               ========    ========    ===============   ========

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

                                                                      Year ended December 31,
                                                                  2005          2004         2003
                                                               ----------    ----------   ----------
Operating Revenues
  Electric .................................................   $  520,994    $  430,575   $  457,395
  Natural gas ..............................................      155,602       125,230      123,306
                                                               ----------    ----------   ----------
      Total Operating Revenues .............................      676,596       555,805      580,701
                                                               ----------    ----------   ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used
      in electric generation ...............................      337,046       251,741      268,757
    Purchased natural gas ..................................      106,285        77,847       76,452
    Other expenses of operation ............................       99,439        98,748      107,105
    Depreciation and amortization ..........................       29,874        28,408       27,275
    Taxes, other than income tax ...........................       33,161        30,768       31,725
                                                               ----------    ----------   ----------
      Total Operating Expenses .............................      605,805       487,512      511,314
                                                               ----------    ----------   ----------

Operating Income ...........................................       70,791        68,293       69,387
                                                               ----------    ----------   ----------

Other Income and Deductions
  Interest on regulatory assets and
   other interest income ...................................        7,316         8,678        9,974
  Other - net ..............................................       (1,491)        7,953        8,460
                                                               ----------    ----------   ----------
      Total Other Income ...................................        5,825        16,631       18,434
                                                               ==========    ==========   ==========

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                      Year ended December 31,
                                                                  2005         2004         2003
                                                               ----------   ----------   ----------
Interest Charges
  Interest on mortgage bonds ...............................           --           --          570
  Interest on other long-term debt .........................       13,826       11,488       10,699
  Interest on regulatory liabilities and
    other interest .........................................        3,219        6,362       10,696
                                                               ----------   ----------   ----------
      Total Interest Charges ...............................       17,045       17,850       21,965
                                                               ----------   ----------   ----------

Income before income taxes .................................       59,571       67,074       65,856

Income taxes (Note 3) ......................................       23,936       28,426       26,981
                                                               ----------   ----------   ----------

Net Income .................................................   $   35,635   $   38,648   $   38,875
                                                               ==========   ==========   ==========
Dividends Declared on Cumulative
  Preferred Stock ..........................................          970          970        1,387
                                                               ----------   ----------   ----------

Income Available for Common
  Stock ....................................................   $   34,665   $   37,678   $   37,488
                                                               ==========   ==========   ==========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                                     Year ended December 31,
                                                                  2005         2004         2003
                                                               ----------   ----------   ----------
Net Income .................................................   $   35,635   $   38,648   $   38,875
Other Comprehensive Income .................................           --           --           --
                                                               ----------   ----------   ----------

Comprehensive Income .......................................   $   35,635   $   38,648   $   38,875
                                                               ==========   ==========   ==========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                                      Year ended December 31,
                                                                  2005          2004          2003
                                                               ----------    ----------    ----------
Operating Activities:
  Net Income ...............................................   $   35,635    $   38,648    $   38,875
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation and amortization ........................       29,874        28,408        27,275
      Deferred income taxes - net ..........................       12,811        24,069        34,169
      Provision for uncollectibles .........................        3,592         5,071         4,741
      Accrued/deferred pension
        costs ..............................................      (13,980)      (13,468)      (13,410)
      Amortization of fossil plant incentive ...............           --        (9,887)       (9,887)

    Changes in operating assets and
       liabilities - net:
      Accounts receivable, unbilled
        revenues and other receivables .....................      (27,967)        1,520       (13,895)
      Fuel, materials and supplies .........................       (6,204)       (1,049)       (3,699)
      Special deposits and
        prepayments ........................................        4,186         2,149        11,428
      Contribution - prefunded pension costs ...............           --            --       (10,000)
      Accounts payable .....................................        7,933          (133)       (3,982)
      Deferred natural gas and electric costs ..............      (14,513)      (10,783)       10,927
      Customer benefit fund ................................       (4,146)      (13,845)      (46,983)
      Proceeds from sales of emission
        allowances .........................................           --        13,576            --
      Other - net ..........................................        7,044        (5,198)        9,787
                                                               ----------    ----------    ----------

    Net cash provided by operating
      activities ...........................................       34,265        59,078        35,346
                                                               ----------    ----------    ----------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                       Year ended December 31,
                                                                  2005          2004          2003
                                                               ----------    ----------    ----------
Investing Activities:
   Note receivable - sale of
      Nine Mile 2 Plant ....................................           --            --         1,289
   Additions to utility plant ..............................      (60,142)      (57,522)      (53,361)
   Other - net .............................................       (1,846)       (1,080)       (2,050)
                                                               ----------    ----------    ----------
   Net cash used in investing
      Activities ...........................................      (61,988)      (58,602)      (54,122)
                                                               ----------    ----------    ----------

Financing Activities:
   Proceeds from issuance of
      long-term debt .......................................       24,000        41,000        24,000
   Redemption of preferred stock ...........................           (3)           --       (12,500)
   Borrowings (repayments) of short-term
      debt - net ...........................................       18,000        (4,000)       16,000
   Retirement of long-term debt ............................           --       (15,000)      (15,000)
   Dividends paid to parent -
      Energy Group .........................................      (17,000)      (25,500)      (34,162)
   Dividends paid on cumulative preferred stock ............         (970)         (970)       (1,596)
   Issuance and redemption costs ...........................         (299)         (499)         (235)
                                                               ----------    ----------    ----------
   Net cash provided by (used in) financing activities .....       23,728        (4,969)      (23,493)
                                                               ----------    ----------    ----------

Net Change in Cash and Cash
   Equivalents .............................................       (3,995)       (4,493)      (42,269)
Cash and Cash Equivalents at
   Beginning of Year .......................................        8,227        12,720        54,989
                                                               ----------    ----------    ----------
Cash and Cash Equivalents at End of year ...................   $    4,232    $    8,227    $   12,720
                                                               ==========    ==========    ==========

Supplemental Disclosure of Cash Flow Information:
      Interest paid ........................................   $   13,814    $   11,314    $   11,867
      Federal and State income tax paid ....................       11,875        10,733         2,917

As authorized in the 2004 Joint Proposal, dated June 14, 2004, $3.1 million and $89.9 million of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for 2005 and 2004, respectively.

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY

                                                 Common Stock, $5.00 par value; 30,000,000 shares authorized
                                                 -----------------------------------------------------------
                                                       Common Stock               Treasury Stock
                                                 ------------------------    ------------------------
                                                   Shares        Amount        Shares        Amount    Paid-In Capital
                                                   Issued        ($000)     Repurchased      ($000)         ($000)
                                                 ----------    ----------   ------------   ----------  ---------------
Balance at January 1, 2003                       16,862,087    $   84,311            --    $       --    $  174,980
Net income ..................................
Dividends declared ..........................
  On cumulative preferred stock .............
  On common stock to parent -
       Energy Group .........................
Amortization ................................
Transfer to regulatory asset ................
                                                 ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2003                     16,862,087    $   84,311            --    $       --    $  174,980

Net income ..................................
Dividends declared ..........................
  On cumulative preferred stock .............
  On common stock to parent -
       Energy Group .........................
                                                 ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2004                     16,862,087    $   84,311            --    $       --    $  174,980

Net income ..................................
Dividends declared ..........................
  On cumulative preferred stock .............
  On common stock to parent -
       Energy Group .........................
                                                 ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2005                     16,862,087    $   84,311            --    $       --    $  174,980
                                                 ==========    ==========    ==========    ==========    ==========

   The Notes to Consolidated Financial Statements are an integral part hereof.

                                                                                                Total
                                                  Capital                        Other         Common
                                                   Stock         Retained    Comprehensive      Stock
(Thousands of Dollars)                            Expense        Earnings   Income / (Loss)    Equity
----------------------                           ----------     ----------  ---------------  ----------
Balance at January 1, 2003                       ($   5,288)    $   10,140     $       --    $  264,143
Net income ..................................                       38,875                       38,875
Dividends declared ..........................
  On cumulative preferred stock .............                       (1,387)                      (1,387)
  On common stock to parent -
        Energy Group ........................                      (34,162)                     (34,162)
Amortization ................................            15                                          15
Transfer to regulatory asset ................           312                                         312
                                                 ----------     ----------     ----------    ----------
Balance at December 31, 2003                     ($   4,961)    $   13,466     $       --    $  267,796

Net income ..................................                       38,648                       38,648
Dividends declared ..........................
  On cumulative preferred stock .............                         (970)                        (970)
  On common stock to parent -
        Energy Group ........................                      (25,500)                     (25,500)
                                                 ----------     ----------     ----------    ----------
Balance at December 31, 2004                     ($   4,961)    $   25,644     $       --    $  279,974

Net income ..................................                       35,635                       35,635
Dividends declared ..........................
  On cumulative preferred stock .............                         (970)                        (970)
  On common stock to parent -
        Energy Group ........................                      (17,000)                     (17,000)
                                                 ----------     ----------     ----------    ----------
Balance at December 31, 2005                     ($   4,961)    $   43,309     $       --    $  297,639
                                                 ==========     ==========     ==========    ==========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                                             December 31,
                               ASSETS                                    2005            2004
                                                                     ------------    ------------
Utility Plant
       Electric .................................................    $    739,775    $    702,206
       Natural Gas ..............................................         226,859         214,866
       Common ...................................................         107,581         104,840
                                                                     ------------    ------------
                                                                        1,074,215       1,021,912

       Less:  Accumulated depreciation ..........................         333,164         315,691
                                                                     ------------    ------------
                                                                          741,051         706,221

       Construction work in progress ............................          38,460          38,846
                                                                     ------------    ------------
               Net Utility Plant ................................         779,511         745,067
                                                                     ------------    ------------

Other Property and Plant - net ..................................             723             962
                                                                     ------------    ------------

Current Assets
       Cash and cash equivalents ................................           4,232           8,227
       Accounts receivable from customers - net of
             allowance for doubtful accounts; $3.4 million
             in 2005 and $3.8 million in 2004 ...................          61,055          37,704
       Accrued unbilled utility revenues ........................           9,334           9,130
       Other receivables ........................................           2,868           2,048
       Fuel and materials and supplies - at average
          cost ..................................................          23,411          17,207
       Regulatory assets (Note 2) ...............................          30,764          17,454
       Prepaid income taxes .....................................               -           4,374
       Special deposits and prepayments .........................          16,168          15,980
       Accumulated deferred income tax ..........................           7,997           8,696
                                                                     ------------    ------------
                Total Current Assets ............................         155,829         120,820
                                                                     ------------    ------------

Deferred Charges and Other Assets
       Regulatory assets - pension plan (Notes 2 and 9) .........          97,073          88,633
       Intangible asset - pension plan (Note 9) .................          20,217          22,291
       Regulatory assets (Note 2) ...............................          52,353          37,231
       Unamortized debt expense .................................           3,973           4,041
       Other ....................................................          11,653          10,397
                                                                     ------------    ------------
                Total Deferred Charges and Other Assets .........         185,269         162,593
                                                                     ------------    ------------

                          Total Assets ..........................    $  1,121,332    $  1,029,442
                                                                     ============    ============

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                                 December 31,
        CAPITALIZATION AND LIABILITIES                                      2005             2004
                                                                        ------------     ------------
Capitalization
        Common Stock Equity:
             Common Stock, 30,000,000 shares authorized;
              16,862,087 shares issued, $5 par value ...............    $     84,311     $     84,311
        Paid-in capital ............................................         174,980          174,980
        Retained earnings ..........................................          43,309           25,644
        Capital stock expense ......................................          (4,961)          (4,961)
                                                                        ------------     ------------
                Total Common Stock Equity ..........................         297,639          279,974
                                                                        ------------     ------------

        Cumulative Preferred Stock
             Not subject to mandatory redemption (Note 7) ..........          21,027           21,030
                                                                        ------------     ------------

        Long-term debt (Note 8) ....................................         343,886          319,883
                                                                        ------------     ------------
                Total Capitalization ...............................         662,552          620,887
                                                                        ------------     ------------

Current Liabilities
        Notes payable ..............................................          30,000           12,000
        Accounts payable ...........................................          40,884           32,951
        Accrued interest ...........................................           5,156            4,629
        Dividends payable - preferred stock ........................             242              242
        Accrued vacation and payroll ...............................           4,566            4,619
        Customer deposits ..........................................           6,932            6,359
        Regulatory liabilities (Note 2) ............................             373                -
        Fair value of derivative instruments .......................             315              907
        Accrued income taxes .......................................             324                -
        Other ......................................................           6,895            5,869
                                                                        ------------     ------------
                Total Current Liabilities ..........................          95,687           67,576
                                                                        ------------     ------------

Deferred Credits and Other Liabilities
        Regulatory liabilities (Note 2) ............................         156,808          156,339
        Operating reserves .........................................           5,137            5,969
        Accrued environmental remediation costs ....................          19,500           19,500
        Accrued OPEB costs .........................................          24,945           16,030
        Accrued pension costs ......................................          18,806           18,470
        Other ......................................................          11,094            8,971
                                                                        ------------     ------------
                Total Deferred Credits and Other Liabilities .......         236,290          225,279
                                                                        ------------     ------------

Accumulated Deferred Income Tax (Note 3) ...........................         126,803          115,700
                                                                        ------------     ------------

Commitments and Contingencies (Note 11)

                Total Capitalization and Liabilities ...............    $  1,121,332     $  1,029,442
                                                                        ============     ============

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

      Central Hudson and the competitive business subsidiaries (as hereinafter defined) are each wholly owned, directly or indirectly, by Energy Group. Their businesses are comprised of a regulated electric utility and regulated natural gas utility, fuel distribution, cogeneration, energy management, and investments in energy-related assets.

Reclassification

      Certain amounts in the 2003 and 2004 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation. In addition, the consolidated statements of income for Energy Group have been reformatted to remove the line items related to Allowance for the Funds Used During Construction ("AFUDC"). Presentation changes were also made to Central Hudson's statements of consolidated income related to AFUDC line items.

Principles of Consolidation

      Energy Group is the holding company parent corporation of Central Hudson and Central Hudson Enterprises Corporation ("CHEC").

      Central Hudson has one wholly owned subsidiary: Phoenix Development Company, Inc. ("Phoenix"). CHEC had two wholly owned subsidiaries during the period covered by this 10-K Annual Report: Griffith Energy Services, Inc. ("Griffith") and SCASCO, Inc. ("SCASCO"). Effective December 31, 2005, SCASCO was merged into Griffith, which remains a wholly owned subsidiary of CHEC. CHEC, Griffith, and SCASCO are collectively referred to herein as the "competitive business subsidiaries." Griffith and SCASCO are collectively referred to herein as the "fuel distribution businesses."

      Energy Group was incorporated in 1998 as a wholly owned subsidiary of Central Hudson. On December 15, 1999, Energy Group became the holding company parent corporation of Central Hudson and Central Hudson's then-existing subsidiaries, including CHEC and Phoenix (the "Holding Company Restructuring"). For further information regarding the Holding Company Restructuring and the Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended

("Settlement Agreement"), among Central Hudson, the Staff of the Public Service Commission of the State of New York ("PSC"), and certain others which, among other things, permitted the Holding Company Restructuring, see the captions "Competitive Opportunities Proceeding Settlement Agreement" and "Rate Proceedings - Electric and Natural Gas" in Note 2 - "Regulatory Matters." Surviving provisions of the Settlement Agreement discussed herein may affect future operations of Energy Group and its subsidiaries.

      Energy Group's Consolidated Financial Statements include the accounts of Energy Group, Central Hudson, and the competitive business subsidiaries. Intercompany balances and transactions have been eliminated.

Rates, Revenues and Cost Adjustment Clauses

      Central Hudson's electric and natural gas retail rates are regulated by the PSC. Transmission rates, facilities charges, and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC").

      Central Hudson's tariffs for retail electric and natural gas service include purchased electricity and purchased natural gas cost adjustment clauses by which electric and natural gas rates are adjusted to collect the actual purchased electricity and purchased natural gas costs incurred in providing service.

Revenue Recognition

      Central Hudson records revenue on the basis of meters read. In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month. The estimate covers 30 days subsequent to the meter-read date.

      Revenues are recognized by the fuel distribution businesses when products are delivered to customers or services have been rendered. Deferred revenues include unamortized payments from fuel oil burner maintenance contracts. These contracts require a one-time payment from the customer at inception of the contract. Also included in deferred revenues are payments received from customers who participate in budget billing whose balance represents the amount paid in excess of fuel deliveries received at December 31. At the conclusion of the heating season, each such customer's budget billings are reconciled with their actual purchases and the accounts are settled.

Utility Plant - Central Hudson

      The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits, and AFUDC, as further discussed below. Replacement of minor items of property is included in operating expenses.

      The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service as required by the PSC.

      The following summarizes the type and amount of assets included in the Electric, Natural Gas, and Common categories of Central Hudson's utility plant balances at December 31, 2005, and 2004.

                                            Estimated         Utility Plant
                                           Depreciable       (In Thousands)
                                          Life in Years      2005        2004
                                          -------------   ---------   ---------

Electric
   Production                                 27-75       $  27,568   $  27,506
   Transmission                               25-85         172,815     163,328
   Distribution                                7-80         538,550     510,480
   Other                                         50             842         892
                                                          ---------   ---------
   Total                                                  $ 739,775   $ 702,206

Natural Gas
   Production                                 25-40       $   5,036   $   5,010
   Transmission                               17-70          41,628      41,267
   Distribution                               20-85         179,702     168,147
   Other                                        N/A             493         442
                                                          ---------   ---------
   Total                                                  $ 226,859   $ 214,866

Common
   Land and Structures                           50       $  35,043   $  34,567
   Office & Other Equipment, Radios,
      and Tools                                8-35          36,574      36,326
   Transportation Equipment                    8-12          35,857      33,840
   Other                                        N/A             107         107
                                                          ---------   ---------
   Total                                                  $ 107,581   $ 104,840

Allowance For Funds Used During Construction

      Central Hudson's regulated utility plant includes AFUDC, which is defined as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFUDC rate was 3.75% in 2005, 3.00% in 2004, and 4.50% in 2003.

Depreciation and Amortization

      The regulated assets of Central Hudson include electric, natural gas, and common assets and are listed under the heading "Utility Plant" on Central Hudson's and Energy Group's Consolidated Balance Sheets. The accumulated depreciation associated with these regulated assets is also reported on the Consolidated Balance Sheets.

      The property and plant assets of the fuel distribution businesses are reported net of accumulated depreciation on Energy Group's Consolidated Balance Sheet as Other Property and Plant - net. Accumulated depreciation for the fuel distribution businesses was $14.9 million and $11.7 million at December 31, 2005, and 2004, respectively.

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

      Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 143, entitled Accounting for Asset Retirement Obligations ("SFAS 143"), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation; however, Central Hudson is required to use depreciation methods and rates that the PSC has approved under regulatory accounting. In accordance with FASB Statement No. 71, entitled Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $92.2 million and $88.2 million of net cost of removal as a regulatory liability as of December 31, 2005, and 2004, respectively.

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

      Energy Group adopted FIN 47 effective December 31, 2005. Upon adoption, Energy Group recorded asset retirement obligations of $550,000 and an equal amount of long-lived assets at December 31, 2005. Of this amount, approximately $500,000 was recorded by Central Hudson and the remainder was recorded by CHEC. Had

Energy Group opted to apply the provisions of FIN 47 retrospectively, the prior period effect on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries would have been immaterial.

      Central Hudson performs depreciation studies on a continuing basis and, upon approval by the PSC, periodically adjusts the depreciation rates of its various classes of depreciable property. Central Hudson's composite rates for depreciation were 3.15% in 2005, 3.17% in 2004, and 3.25% in 2003, of the original average cost of depreciable property. The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31 was 31.1% in 2005, 31.0% in 2004, and 32.9% in 2003.

      For financial statement purposes, the fuel distribution businesses' depreciation provisions are computed on the straight-line method using depreciation rates based on the estimated useful lives of the depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

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

Inventory

      Inventory for Central Hudson is valued at average cost. Inventory for CHEC is valued using the "first-in, first-out" (or "FIFO") inventory method.

                                          Energy Group         Central Hudson
                                      -------------------   -------------------

As of December 31,                      2005       2004       2005       2004
------------------                    --------   --------   --------   --------
                                                    (In Thousands)

Natural Gas                           $ 16,512   $ 10,856   $ 16,512   $ 10,856
Petroleum Products and Propane           4,138      3,389        758        613
Materials and Supplies                   7,700      7,214      6,141      5,738
                                      --------   --------   --------   --------

Total                                 $ 28,350   $ 21,459   $ 23,411   $ 17,207
                                      --------   --------   --------   --------

      The significant increase in the value of the natural gas, petroleum products, and propane inventory at December 31, 2005, is due largely to an increase in wholesale prices.

Investments in Marketable Securities

      Any marketable securities held by Energy Group in 2005 and 2004 were considered cash equivalents. All other marketable securities in the Alternate Investment Program, including debt and equity instruments, were liquidated in 2003 and the proceeds invested in money market instruments and short-term securities with lower principal risk. Energy Group realized a net loss of $123,000 in 2003 from the sale of these investments. Proceeds from sales of available-for-sale securities during the year ended December 31, 2003, were $111.5 million. Realized gains associated with sales of available-for-sale securities were $2.9 million and realized losses were $3 million. The cost of these securities was determined on a specific identification basis.

Investments in Limited Partnerships and Limited Liability Companies

      CHEC's investments in limited partnerships ("Partnerships") and limited liability companies are accounted for under the equity method. Energy Group's proportionate share of the change in fair value of available for sale securities held by the Partnerships is recorded in Energy Group's Consolidated Statement of Comprehensive Income. For more information, see Note 4 - "Acquisitions, Investments, and Divestitures."

Earnings Per Share

The following table presents Energy Group's basic and diluted earnings per share included on the Consolidated Statement of Income:

                                                                              Year ended December 31,
                                                             2005                       2004                       2003
                                                  -------------------------  -------------------------  -------------------------
                                                                   (In Thousands, except for Earnings Per Share)
                                                   Avg.      Net              Avg.      Net               Avg.     Net
                                                  Shares   Income   $/Share  Shares   Income   $/Share  Shares   Income   $/Share
                                                  ------  --------  -------  ------  --------  -------  ------  --------  -------
Earnings applicable to Common Stock - Continuing
   Operations                                             $ 44,291                   $ 42,423                   $ 43,985
Average number of common shares outstanding -
   basic                                          15,762        --  $  2.81  15,762        --  $  2.69  15,831        --  $  2.78
Average dilutive effect of:
   Stock Options (1) (2)                               2       (43)      --       4       (53)      --       3       (41)   (0.01)
   Performance Shares (2)                              3        --       --       5        --       --       1        --       --
                                                  -------------------------------------------------------------------------------
Average number of common
   shares outstanding - diluted                   15,767  $ 44,248  $  2.81  15,771  $ 42,370  $  2.69  15,835  $ 43,944  $  2.77
                                                  ===============================================================================

(1) For 2005, 2004, and 2003, there are stock options excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock shares for each of the years presented. The number of common stock shares represented by the options excluded from the above calculation were 36,900 shares for 2005 and 2004, and 94,400 shares for 2003.

(2) See Note 10 - "Equity-Based Compensation Incentive Plans" for additional information regarding stock options and performance shares.

Equity-Based Compensation

      Energy Group has an equity-based employee compensation plan that is described more fully in Note 10 - "Equity-Based Compensation Incentive Plans."

Income Tax

      Energy Group and its subsidiaries file consolidated federal and New York State income tax returns. Income taxes are deferred under the asset and liability method in accordance with FASB Statement No. 109, entitled Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues. For federal and state income tax purposes, Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets. Deferred investment tax credits are amortized over the estimated life of the properties giving rise to the credits. For state income tax purposes, Central Hudson uses book depreciation for property placed in service in 1999 or earlier in accordance with transition property rules under Article 9-A of the New York State Tax Law. The fuel distribution businesses also file state income tax returns in those states in which they conduct business. For more information, see Note 3 - "Income Tax."

FIN 46 - Consolidation of Variable Interest Entities

      In December 2003, the FASB issued a revised Interpretation No. 46, entitled Consolidation of Variable Interest Entities ("FIN 46R"), which clarified the application of Accounting Research Bulletin No. 51, entitled Consolidated Financial Statements, as it relates to the consolidation of a variable interest entity ("VIE"). FIN 46R provides guidance on the identification of a variable interest and a VIE to determine when the assets, liabilities, and results of operations should be consolidated in a company's financial statements. The original interpretation was issued in January 2003 and its application was required for periods ending after December 15, 2003, for companies that had interests in special-purpose entities. The application of FIN 46R for all other types of VIEs was required for periods ending after March 15, 2004. FIN 46R was adopted by Energy Group effective with the quarter ended March 31, 2004.

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

      Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any VIEs that require consolidation under the provisions of FIN 46R. In arriving at this determination, long-term power purchase contracts currently in effect for Central Hudson were reviewed, including contracts with a number of independent power producers ("IPPs"). Central Hudson does not have a controlling financial interest in or operational control of these IPPs. Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of IPPs which meet certain criteria for Qualifying Facilities as such term is defined in the applicable legislation. Payments are made under these contracts at rates often higher than those prevailing in the wholesale market; however, these costs are fully recoverable through Central Hudson's electric energy adjustment mechanism, which provides for the recovery of purchased electricity costs. In 2005, Central Hudson had contracts with IPPs which represented approximately 2% of Central Hudson's electricity purchases.

      CHEC has a number of partnership interests that are presently accounted for under the equity method. These interests were reviewed relative to FIN 46R and it was determined that consolidation is not required. CHEC has limited partnership interests in two cogeneration facilities; a preferred unit investment in and a subordinated debt obligation to a limited liability company that is building and will operate a fuel ethanol production facility; a limited partnership interest in two wind farm projects; and a limited partnership interest in a venture capital fund. Energy Group does not hold a primary beneficial interest with respect to any of these interests that would require consolidation under the provisions of FIN 46R. CHEC's total equity investment in these limited partnerships is not material, comprising less than 2% of Energy Group's total equity.

Use of Estimates

      Preparation of the financial statements in accordance with Generally Accepted Accounting Principles ("GAAP") includes the use of estimates and assumptions by Management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimated. Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), the reserve for uncollectible accounts, other operating reserves, unbilled revenues, and pension and other post-retirement benefits. Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties (as described in this Note under the caption "Depreciation and Amortization"). Amortizable intangible assets include the amortization of customer lists related to the fuel distribution businesses, which is based on an assessment of customer turnover as described in Note 5 - "Goodwill and Other Intangible Assets." Depreciation and amortization amounts included in Energy Group's income for years 2005, 2004, and 2003 are $36.2 million, $34.6 million, and $33.6 million, respectively.

      Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of special collection issues. The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims. Unbilled revenues are determined based on the estimated sales for bi-monthly accounts that have not been billed by Central Hudson in the current month. The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained. Revenues for 2005 include an estimate of $6.3 million for unbilled revenues, revenues for 2004 include an estimate of $5.8 million, and revenues for 2003 include an estimate of $5.2 million.

      The significant assumptions and estimates used to account for the pension plan and other post-retirement benefit expense and liability are the discount rate, the expected long-term rate of return on the retirement plan and post-retirement plan assets, the rate of compensation increase, and the method of amortizing gains and losses.

      Estimates are also reflected for certain commitments and contingencies where there is sufficient basis to project a future obligation. Disclosures related to these certain commitments and contingencies can be found in Note 11 - "Commitments and Contingencies."

Related Party Transactions

      Thompson Hine LLP serves as general counsel to Energy Group and Central Hudson. A partner in that firm serves as Assistant Secretary of each corporation. This Assistant Secretary appointment serves to assist in closure of specified transactions in the ordinary course of business. While this partner receives no additional compensation for his role as Assistant Secretary, time spent performing the duties of Assistant Secretary is charged to Energy Group and Central Hudson on an hourly basis. The combined fees paid by Energy Group and Central Hudson to Thompson Hine LLP were $2.9 million in 2005, $3.2 million in 2004, and $3.4 million in 2003.

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

      The guarantees described have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At December 31, 2005, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $10.6 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in Energy Group's Consolidated Balance Sheet.

Product Warranties

      Griffith (and, prior to December 31, 2005, SCASCO) offers a multi-year warranty on heating system installations and has offered multi-year service contracts as an incentive to new heating oil delivery customers, and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranty and service contracts. The aggregate amounts of these liabilities were approximately $101,000 and $504,000 at December 31, 2005, and 2004, respectively. The accounting policy and methodology used to determine liability for these product warranties is to accrue the present value of future warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

Accounting for Derivative Instruments and Hedging Activities

      FASB Statement No. 133, entitled Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which was amended in June 2000 and in April 2003, established accounting and reporting requirements for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet with the corresponding unrealized gains or losses recognized in earnings. SFAS 133 permits the deferral of unrealized hedge gains and losses, under stringent hedge accounting provisions, until the hedged transaction is realized. SFAS 133 also provides an exception for certain derivative transactions that qualify as "normal purchases and normal sales." These are transactions that are exempt from SFAS 133 if they provide for the purchase or sale of something other than a financial or derivative instrument to be delivered in quantities for probable use or sale by the reporting entity in the normal course of business within a reasonable period of time.

      Energy Group and its subsidiaries do not enter into derivative instruments for speculative purposes.

      Central Hudson uses derivative instruments to hedge exposure to variability in the prices of natural gas and electricity and to hedge exposure to variability in interest rates for its variable rate long-term debt. The types of derivative instruments used by Central Hudson are natural gas futures and basis swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, and interest rate caps to hedge interest payments on variable rate debt. These derivatives are not designated as hedges under the provisions of SFAS 133, and the related gains and losses are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses. The premium related to interest rate hedges, as well as any related actual gains, is also subject to a true-up mechanism authorized by the PSC for Central Hudson's variable rate long-term debt. The earnings impacts from these derivatives are, therefore, deferred for refund to or recovery from customers under their respective regulatory adjustment mechanisms.

      At December 31, 2005, Central Hudson had open derivative contracts to hedge natural gas prices through March 2006, covering approximately 34.7% of Central Hudson's projected total natural gas supply requirements during this period. In 2005, derivative transactions were used to hedge 17.5% of Central Hudson's total natural gas supply requirements as compared to 19.2% in 2004. In its electric operations, Central Hudson had open derivatives at December 31, 2005, hedging approximately 4.2% of its required electricity supply through February 2006. In 2005, Central Hudson hedged approximately 5.9% of its total electricity supply requirements with over-the-counter ("OTC") derivative contracts as compared to 5.1% in 2004. In addition, Central Hudson has in place a number of agreements of varying terms to purchase electricity produced by certain of its former major generating assets and other generating facilities at fixed prices. The notional amounts hedged by the derivatives and the electricity purchase agreements for 2006 and 2007 represent approximately 39.1% and 39.2%, respectively, of its total anticipated electricity supply requirements in each year.

      The total fair value (net unrealized loss) of Central Hudson's derivatives at December 31, 2005, was ($315,000) as compared to a fair value (net unrealized loss) of ($907,000) at December 31, 2004. Fair value is determined based on market quotes for exchange traded derivatives and broker quotes for OTC derivatives. Actual net gains of $7.6 million were recorded in 2005, which reduced amounts recovered through Central Hudson's electric and natural gas cost adjustment clauses for the overall cost of electricity and natural gas. This compares to a total net loss of $1.5 million recorded in 2004, which served to increase energy costs.

      The fuel distribution businesses use derivative instruments to hedge variability in the price of heating oil purchased for delivery to their customers. In 2005, Griffith and SCASCO sold put option contracts and purchased call option contracts to establish floor and ceiling prices to hedge forecast heating oil supply requirements for fixed price programs not hedged by firm purchase commitments. The options hedge commodity price changes and/or supply fluctuations resulting from significant variances from normal weather. These derivatives are designated as cash flow hedges under the provisions of SFAS 133 and are accounted for under the deferral method with actual gains and losses from the hedging activity included in the cost of sales as the hedged transaction occurs. The put and call options entered into have been effective with no gains or losses from ineffectiveness recorded in 2005 or 2004. The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid or received for these derivative instruments. These net premiums, which are not material, are expensed based on the change in their respective fair value. The fair values of open derivative instruments at December 31, 2005, and at December 31, 2004, were not material. Including premium costs, a net gain was recorded in 2005 and a net gain was recorded in 2004 as part of the cost or price of the related commodity transactions. The amounts recorded were not material, representing less than 1% of total petroleum costs for each of these years. The fair values of put and call options are determined based on the market value of the underlying commodity.

      At December 31, 2005, Griffith and SCASCO had open OTC put and call option positions covering approximately 2.7% of their combined anticipated fuel oil supply requirements for the period January 2006 through May 2006. The percentage hedged at December 31, 2004, for the period January 2005 to June 2005 was 2.7%. In 2005, derivative instruments were used to hedge 2.8% of total fuel oil requirements as compared to 13.5% in 2004. The contracts entered into by SCASCO for 2006 were assigned to Griffith as of December 31, 2005.

      In addition to the above, Central Hudson and Griffith (and, prior to December 31, 2005, SCASCO) use weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns if such contracts can be obtained on reasonable terms. Weather derivative contracts are generally entered into for the periods November through December and January through March, which covers the heating season. In addition, Central Hudson has entered into similar contracts for the cooling season, which runs from June through August. Weather derivative contracts are not subject to the provisions of SFAS 133 and are accounted for in accordance with Emerging Issues Task Force Statement 99-2, entitled Accounting for Weather Derivatives. In 2005, Central Hudson made a total payment to counter-parties of $2 million due largely to a hotter summer and in 2004 a total net payment of $146,000 was made to Central Hudson due to a cooler summer. In each case these amounts partially offset variations in revenues experienced due to the actual weather patterns that occurred in each period. Central Hudson, Griffith, and SCASCO have entered into weather derivative contracts for January, February, and March 2006. The contracts entered into by SCASCO for 2006 were assigned to Griffith as of December 31, 2005.

Research and Development

      Central Hudson is engaged in the conduct and support of research and development ("R&D") activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy. Central Hudson's R&D expenditures were $3.3 million in 2005, $3.6 million in 2004, and $3.2 million in 2003. These expenditures were for internal research programs and for contributions to research administered by the New York State Energy Research and Development Authority, the Electric Power Research Institute, and other industry organizations. R&D expenditures are provided for in Central Hudson's rates charged to customers for electric and natural gas delivery service. In addition, the PSC has authorized that differences between R&D expense and the rate allowances covering these costs be deferred for future recovery from or return to customers.

New Accounting Standards and Other FASB Projects - Standards Implemented

Equity-Based Compensation

      On December 16, 2004, the FASB issued a revised version of FASB Statement No. 123, entitled Accounting for Stock-Based Compensation ("SFAS 123"); this revision is entitled Share-Based Payment ("SFAS 123(R)"). SFAS 123 establishes standards for share-based payment transactions in which an entity receives an employee's services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, entitled Accounting for Stock Issued to Employees, and requires that all such compensation be recorded using a fair value based method.

      In March 2005, the Securities and Exchange Commission ("SEC") approved a new rule that amended the compliance dates for public companies implementing FASB 123(R). For public companies, the new ruling makes the effective date beginning the first annual, rather than interim, period beginning after June 15, 2005, giving most companies (including Energy Group) an additional six months to develop an implementation plan. In addition, the delayed effective date alleviated the potential problem of comparability between quarterly reports that might have arisen. Until the time of the new effective date for SFAS 123(R), the provisions of SFAS 123 remained in effect. For Energy Group, the new accounting and disclosure requirements of SFAS 123(R) were effective as of January 1, 2006.

      The SEC also released Staff Accounting Bulletin No. 107, which provides guidance related to several share-based payment issues including transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123(R).

      The adoption of SFAS 123(R) will not significantly impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

FIN 47 - Accounting for Conditional Asset Retirement Obligations

      In March 2005, the FASB issued FIN 47, which clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred: generally upon acquisition, construction, or development and/or through normal operation of the asset. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

      Energy Group adopted FIN 47 effective December 31, 2005. Upon adoption, Energy Group recorded asset retirement obligations of $550,000 and an equal amount of long-lived assets at December 31, 2005. Of this amount, approximately $500,000 was recorded by Central Hudson and the remainder was recorded by CHEC. Had Energy Group opted to apply the provisions of FIN 47 retrospectively, the prior period effect on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries would have been immaterial.

New Accounting Standards and Other FASB Projects - Standards to be Implemented

Accounting Changes and Error Corrections

      On June 1, 2005, the FASB issued Statement No. 154, entitled Accounting Changes and Error Corrections ("SFAS 154"), replacing both APB Opinion No. 20, entitled Accounting Changes, and FASB Statement No. 3, entitled Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principles and changes the requirements when accounting for and reporting a change in an accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement in the unusual circumstance when the pronouncement does not include specific transition provisions.

      SFAS 154 requires retrospective application, limited to the direct effects of the voluntary change in accounting principle, to prior periods' financial statements unless it is impracticable. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets should be accounted for as a change in accounting estimate effected by a change in an accounting principle.

      SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It is not anticipated that the adoption of SFAS 154 will significantly impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Earnings Per Share, an Amendment of FASB Statement No. 128

      On December 15, 2003, the FASB issued an Exposure Draft entitled Earnings Per Share, an Amendment of FASB Statement No. 128. The FASB issued a revised version of this Exposure Draft on September 30, 2005. The draft was proposed to improve and converge United States GAAP with the existing International Accounting Standards Board standards. The Exposure Draft reflects three specific changes to the calculation of earnings per share as follows:

      1) When applying the treasury stock method for year-to-date diluted earnings per share, the number of incremental shares included would be computed using the average market price of common shares for the year-to-date period, instead of the weighted average.

      2) Contracts with the option of settling in either cash or stock will be presumed to settle in stock.

      3) A requirement that shares to be issued upon conversion of a mandatorily convertible security be included in the computation of basic earnings per share from the date that conversion becomes mandatory.

      The FASB has continued to discuss issues related to this Exposure Draft and expects to issue a final Statement in the first quarter of 2006. The proposed final Statement would be effective for interim and annual periods ending after December 15, 2006, although the FASB has indicated that it may delay such effective date depending on the timing of the issuance of the final Statement. The implementation of this Statement is not expected to have a material impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Accounting for Uncertain Tax Positions

      In July 2005, the FASB issued an Exposure Draft, entitled Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109 (the "Interpretation"), which clarifies the accounting for uncertain tax positions. Under this Interpretation, an enterprise would be required to recognize in its financial statements the best estimate of the impact of a tax position. This tax position must be likely to occur in the future (i.e., "be probable") and capable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition has been met, this proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by the taxing authority.

      This proposed Interpretation would be effective as of the beginning of the first annual period beginning after December 15, 2006, with earlier application encouraged provided the entity has not publicly released financial statements for the period of initial application. The FASB expects to issue a final Interpretation, including amendments to SFAS 109, in the first quarter of 2006. The implementation of this Interpretation is not expected to have a material impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Fair Value Measurements

      In October 2005, the FASB issued a working draft of a statement entitled Fair Value Measurements. This project was developed to define fair value, establish a framework for measuring fair value in GAAP, improve the consistency and comparability in estimates of fair value, and enhance disclosures about fair value measurements. This project would apply broadly under other accounting pronouncements that require fair value measurements in which fair value is a relevant measurement attribute and should be applied prospectively.

      The Fair Value Measurements statement would be effective for interim periods and fiscal years beginning after November 15, 2006, with the disclosure requirements effective for the first interim period in which the statement is initially applied. The implementation of this statement is not expected to have a material impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

NOTE 2 - REGULATORY MATTERS

Competitive Opportunities Proceeding Settlement Agreement

      In response to the May 1996 Order of the PSC issued in its generic Competitive Opportunities Proceeding, Central Hudson, the PSC Staff, and certain other parties entered into an Amended and Restated Settlement Agreement dated January 2, 1998. The PSC approved the Settlement Agreement by its final Order issued and effective June 30, 1998, for which a final amendment was issued and approved as of March 7, 2000.

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

Regulatory Accounting Policies

      Central Hudson follows GAAP which, for regulated public utilities, includes SFAS 71. Under SFAS 71, regulated companies apply AFUDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities (see the caption "Summary of Regulatory Assets and Liabilities" of this Note) when it is probable that those costs and credits will be recoverable through the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities and the related deferred taxes are then either eliminated by offset as directed by the PSC or reflected in the income statement in the period in which the same amounts are reflected in rates. In addition, current accounting practices reflect the regulatory accounting authorized in the most recent Settlement Agreement or Rate Order, as the case may be.

Sales of Major Generating Assets

      Pursuant to the Settlement Agreement, on January 30, 2001, Central Hudson, after a competitive bidding process, sold its Danskammer Point Steam Electric Generating Station ("Danskammer Plant") and its interest in the Roseton Electric Generating Station ("Roseton Plant") to affiliates of Dynegy Power Corp. (collectively, "Dynegy"). By Order issued and effective October 26, 2001, the PSC authorized the sale of Central Hudson's interest in the Nine Mile 2 Nuclear Generating Plant ("Nine Mile 2 Plant"). On November 7, 2001, Central Hudson sold its interest in the Nine Mile 2 Plant to an affiliate of Constellation Nuclear LLC ("Constellation"). The Danskammer Plant, the Roseton Plant, and the Nine Mile 2 Plant are referred to collectively herein as the "major generating assets." Central Hudson's proceeds, after-tax, from these sales were used to recover the book value and the net regulatory assets related to Central Hudson's interests in its major generating assets.

      Central Hudson remains obligated to supply electricity to its retail electric customers. Under the Settlement Agreement, Central Hudson's retail customers may elect to procure electricity from third-party suppliers or may continue to rely on Central Hudson. As part of its efforts to supply customers who continue to rely on Central Hudson for their energy supply, Central Hudson entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 8% of the output of the Nine Mile 2 Plant, at negotiated prices from the Nine Mile 2 Plant during the ten-year period beginning on the sale of Central Hudson's interest in the Nine Mile 2 Plant on November 7, 2001, and ending November 30, 2011. The agreement is "unit-contingent" in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Following the expiration of this purchase agreement, a Revenue Sharing Agreement with Constellation will begin, which will provide Central Hudson with a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021. In the Constellation agreements, electricity is purchased at defined prices that escalate over the life of the contract. The capacity and energy supplied under the agreement with Constellation in 2005 was sufficient to supply approximately 18% of Central Hudson's retail customer requirements. On

November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005, to and including December 31, 2007.

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson's regulatory assets and liabilities:

At December 31,                                              2005        2004
--------------------------------------------------------------------------------
Regulatory Assets (Debits):                                    (In Thousands)

Current:
   Deferred purchased electric and natural gas costs
   (Note 1) ...........................................   $  29,728   $  15,215
   FAS 133 - deferred unrealized losses (Note 1) ......         688         907
   Deferred New York State taxes ......................         348       1,332
                                                          ---------   ---------
                                                             30,764      17,454
Long-term:
   Deferred pension costs undercollection .............   $  97,073   $  88,633
   Carrying charges - pension reserve .................      10,364       4,096
   Deferred manufactured gas sites (Note 11) ..........      14,792      14,565
   Deferred OPEB(1) costs undercollection
      (Note 9) ........................................      10,735       2,985
   Deferred debt expense on reacquired debt
      (Note 8) ........................................       7,226       7,898
    Other .............................................       9,236       7,687
                                                          ---------   ---------
                                                            149,426     125,864
                                                          ---------   ---------

      Total Regulatory Assets .........................   $ 180,190   $ 143,318
                                                          =========   =========

Regulatory Liabilities (Credits):

Current:
   FAS 133 - Deferred unrealized gains (Note 1) .......   $     373          --

Long-term:
   Customer benefit fund ..............................   $  23,995   $  31,265
   Deferred cost of removal (Note 1) ..................      92,187      88,200
   Deferred proceeds from sale of emission
      allowances ......................................      13,576      13,576
   Deferred interest overcollection - variable
      rate bonds (Note 8) .............................       5,064       4,763
   Deferred Nine Mile 2 Plant costs overcollection ....       2,359       2,107
   Income taxes refundable through future rates .......       8,843       7,834
   Other ..............................................      10,784       8,594
                                                          ---------   ---------
                                                            156,808     156,339
                                                          ---------   ---------

      Total Regulatory Liabilities ....................   $ 157,181   $ 156,339
                                                          =========   =========

         Net Regulatory Assets (Liabilities) ..........   $  23,009   $ (13,021)
                                                          =========   =========

(1)   "OPEB" means Other Post-Employment Benefit.

      The significant regulatory assets and liabilities include:

      Deferred Pension Costs Undercollection: As discussed further in Note 9 - "Post-Employment Benefits," the amount of deferred pension cost undercollected as of December 31, 2005, includes $58.9 million related to the accounting required under SFAS 87, entitled Employer's Accounting for Pensions ("SFAS 87"), for recording a minimum pension liability. The remaining $38.2 million is the cumulative undercollected pension costs to be recovered from Central Hudson customers. As of December 31, 2004, the balances were $77.5 million and $11.1 million, respectively.

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

      Customer Benefit Fund: See discussion in this Note under the caption "Rate Proceedings - Electric and Natural Gas."

      Deferred Cost of Removal: The adoption of SFAS 143 in 2003 resulted in classifying unexpended funds collected from customers for the cost of removal, net of salvage, as a regulatory liability. The deferred cost of removal amounts represent the future cost of removing assets upon retirement.

      Sale of Emission Allowances: After the sale of the Roseton Plant and Danskammer Plant in 2001, Central Hudson retained a number of sulphur dioxide (or "SO2") emission allowances. The emission allowances were sold in 2004 in response to favorable market conditions and the proceeds deferred for the benefit of customers in accordance with a PSC mandate issued in 1997.

      Deferred Nine Mile 2 Plant Costs: A PSC Order provided for the deferral of the difference between actual and authorized operating and maintenance expenses for the Nine Mile 2 Plant (the "Nine Mile 2 Order"). Central Hudson's interest in the Nine Mile 2 Plant was sold in November 2001. The regulatory liability recorded represents the residual overcollection balance and related carrying charges due to customers.

      Income Taxes Refundable: Central Hudson adopted SFAS 109 in 1993, with the effect of increasing Central Hudson's net deferred taxes. As it is probable that the related balances will be refundable to customers, Central Hudson established a net regulatory liability for balances refundable to customers.

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

      Significant terms and conditions of the Joint Proposal and the Rate Order are: (i) a three-year term, beginning July 1, 2001, with a Central Hudson option to extend the Rate Order; (ii) a 1.2% reduction in electric delivery rates, which were then frozen at rates in effect on June 30, 2001, for the remainder of the term of the Rate Order and frozen natural gas delivery rates for the term of the Rate Order; (iii) continued purchase of electricity and natural gas by Central Hudson for its full service customers and recovery of these costs from customers through energy adjustment mechanisms; (iv) increases in customer charges and reductions in volumetric delivery charges; (v) reformatting of customer bills to show the market price of electricity in order to encourage competition and enhance customer migration to third-party energy suppliers; (vi) refunds to electric customers of $25 million in aggregate for each of the first three years; (vii) a base return on equity ("ROE") of 10.3% on the equity portion of Central Hudson's rate base; (viii) a common equity ratio cap, for purposes of the PSC's ROE calculation, at 47% in the first year of the Rate Order, declining 1% per year in each of the following two years; (ix) retention by Central Hudson of earnings above the 10.3% base ROE up to 11.3%, with an equal sharing of earnings between customers and Central Hudson, between 11.3% and 14%, and crediting of earnings above 14% to a fund to benefit customers ("Customer Benefit Fund"); (x) establishment of customer service standards with associated penalties if standards are not met and enhanced low income and customer education programs; and (xi) making available excess proceeds from the sales of Central Hudson's interests in its major generating assets and net deferred regulatory accounts approximating $169 million (net of tax) for the Customer Benefit Fund and the use of a portion of such Fund as follows:

    1)   Customer refunds                         $45 million (net of tax)
    2)   Rate base reduction                      $42.5 million (net of tax)
    3)   Enhanced electric reliability program    $13 million (net of tax)
    4)   Offset of manufactured gas plant site
         remediation costs                        $12.6 million (net of tax)

      Also included in the Rate Order and the Nine Mile 2 Order were approval for Central Hudson to recognize $19.8 million of tax benefits related to the sales of its interests in its major generating assets, offset by $11.4 million of after-tax contributions by Central Hudson to the Customer Benefit Fund, or a net benefit to shareholders of $8.4 million, which amount was recorded in the fourth quarter of 2001. Central Hudson has additionally recognized net income for shareholders under a prior PSC regulatory settlement as follows: $3.2 million in 2001, $2.9 million in 2002, $5.9 million in 2003, and $5.9 million in 2004. These tax benefits and prior settlement-related amounts are excluded from the earnings that are subject to the ROE-sharing formula described above.

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

      On June 14, 2004, the PSC issued an Order adopting the terms of the 2004 Joint Proposal submitted March 29, 2004, by Central Hudson, the Staff of the PSC, and certain energy service companies. The 2004 Joint Proposal was developed in response to PSC Orders concerning future uses of the Customer Benefit Fund, public policy programs, and other matters relating to the encouragement and expansion of retail access and customer choice programs. The significant terms of the 2004 Joint Proposal, which became effective July 1, 2004, include: (i) continuation of the rate levels, rate designs, and related accounting provisions (including deferrals) previously established by the PSC in July 2001; (ii) an additional $5 million refund from the Customer Benefit Fund for certain classes of electric customers; (iii) continued funding from the Customer Benefit Fund for other purposes such as economic development and retail access rate credits previously approved by the PSC; (iv) enhanced programs to promote retail competition and service quality; (v) recovery, subject to specified limitations, of deferred pension and other post-employment benefit costs from the Customer Benefit Fund; (vi) a lowering of the threshold for sharing of earnings with customers (from an 11.3% to a 10.5% ROE); and (vii) modified earnings sharing so that earnings above 10.5% ROE and up to 11.3% will be shared 70%/30% between Central Hudson and ratepayers, earnings above 11.3% ROE and up to 14% will be shared 65%/35% between Central Hudson and ratepayers, and earnings above 14% ROE will be added to the Customer Benefit Fund.

      On July 29, 2005, Central Hudson filed an electric and natural gas case with the PSC. Central Hudson is seeking to increase electric and natural gas delivery rates which have been in effect since November 1, 2001, and have not been increased since 1993 and 1991, respectively.

      Central Hudson has proposed a one-year increase of $52.8 million and $18.1 million of electric and natural gas delivery rates, respectively. Central Hudson also filed data showing a need for smaller rate increases in rate years two and three. The filing is being made in order to increase electric and natural gas delivery rates to cover current expenses, including employee benefits, resulting from inflationary pressures, regulatory mandates, and electric and natural gas system infrastructure improvements. In addition, Central Hudson is seeking to recover the built-up regulatory assets, consisting primarily of deferred pension and OPEB undercollections, which can no longer be completely offset by the regulatory liability, the Customer Benefit Fund. The filing includes suggested uses for the remaining balance of the Customer Benefit Fund and proposes a number of ratemaking treatments for the rate base credit established in prior PSC Orders, as well as anticipated manufactured gas plant ("MGP") site remediation expenditures. The filing also seeks to recover current expenditures associated with stray voltage testing of Central Hudson owned and municipally owned electric facilities, as well as electric distribution line tree trimming and enhanced electric transmission right-of-way management practices.

      Central Hudson has requested a common equity ratio of 47% and a base ROE of 10.75%. The current common equity ratio cap for Central Hudson is 45%.

      The PSC has suspended the proposed rates and initiated a proceeding to review the filing. Central Hudson has issued a Notice of Settlement with the PSC and parties in the proceeding and entered into confidential settlement negotiations. A PSC Order establishing rates is not expected until the second quarter of 2006. Neither Energy Group nor Central Hudson can predict the final outcome of the rate proceeding at this time.

Energy and Capacity Markets

      In its Order No. 888, the Federal Energy Regulatory Commission ("FERC") directed transmission owners to restructure their operations to promote open transmission access. As approved by the FERC, on December 1, 1999, the New York State Independent System Operator ("NYISO") was created and given responsibility for the operation of the New York State transmission system. In addition, the NYISO operates bid-based energy and capacity markets from which Central Hudson acquires a portion of its energy and capacity needs.

      On August 20, 2004, the NYISO filed with the FERC proposed amendments to its Open Access Transmission Tariff to establish a comprehensive planning process for the reliability needs of New York State. After the FERC completed its review, the NYISO made a compliance filing on February 25, 2005, to implement the requirements contained in the FERC Order issued December 18, 2004. As part of the comprehensive planning process and as approved by the FERC, the New York State Transmission Owners (including Central Hudson) have agreed to construct "backstop" projects for reliability needs if requested by the NYISO. Cost recovery for such projects, if any, would take place under the NYISO Open Access Transmission Tariff. As provided for in the comprehensive planning process on December 12, 2005, the NYISO released its initial Reliability Needs Assessment ("RNA"). The RNA identified a reliability deficiency beginning in 2008 and directed that proposed market-based and utility backstop solutions be submitted to the NYISO by February 15, 2006. The NYISO anticipates approving a Comprehensive Reliability Plan by July 2006. Neither Energy Group nor Central Hudson can predict the outcome of this process.

      On March 29, 2005, the NYISO filed with the FERC a supplement to the planning process to additionally address economic needs. In this filing the NYISO indicated that there is no pressing justification for the NYISO to mandate solutions to economic needs. Instead, to address any potential economic needs, the NYISO will pursue market enhancements and an expanded provision of information relating to congestion. Several entities, including Central Hudson, protested this filing, arguing that the NYISO approach is not adequate to address economic needs. Neither Energy Group nor Central Hudson can predict the outcome of this process.

Other Regulatory Matters

      Stray Voltage

      On January 5, 2005, the PSC issued an Order that requires each New York State electric utility, including Central Hudson, to institute a comprehensive stray voltage testing and inspection program for all of its electric facilities, with each such facility to be tested annually and inspected at least every five years. Central Hudson's existing inspection program is consistent with the Order's inspection requirements.

      Central Hudson completed the prescribed 2005 testing program, with no reportable indications found on its electric facilities. Also, as directed by the modified Order, Central Hudson completed testing of metal streetlight and traffic signal poles owned and maintained by others. Several reportable indications were found on these facilities and the facilities were subsequently repaired by their respective owners.

      Central Hudson has incurred, and will continue to incur, incremental costs to comply with the Order and implement the new stray voltage testing program. Until new rates are established in the current rate proceeding, Central Hudson will defer the incremental stray voltage testing costs and associated carrying charges for the later recovery from customers based on the deferral authority in the current rate agreement with the PSC. As of the twelve months ended December 31, 2005, Central Hudson had deferred $1 million of stray voltage testing costs.

      Non-Utility Land Sales

      Commencing April 26, 2005, Central Hudson filed Notices of Intent with the PSC to sell 15 parcels of non-utility real property. On July 22, 2005, the PSC issued an Order stating that the filings shall be reviewed further under Public Service Law Section 70 ("Section 70") to determine the disposition of and the accounting for the potential gains.

      On August 19, 2005, Central Hudson filed a Petition for Rehearing with the PSC, requesting that the PSC reconsider and find that Section 70 does not apply to transfers of non-utility property under the circumstances presented in the case. Neither Energy Group nor Central Hudson can predict the outcome of the filing at this time.

      Electric Reliability Performance

      On September 30, 2005, the PSC issued an Order establishing an assessment with respect to electric reliability performance targets that were established in a prior rate proceeding for frequency and duration of electric service outages. Central Hudson recorded $379,000 and $759,000 for failure to meet reliability targets for the years 2002 and 2004, respectively, and also recorded an estimate of $759,000 for 2005.

      On October 30, 2005, Central Hudson filed a petition for rehearing with the PSC that presents Central Hudson's position that the PSC made errors of fact and law in reaching its determinations in the September 30, 2005 Order. Neither Energy Group nor Central Hudson can predict the final outcome of this matter.

      Expired Amortization

      Under a prior PSC regulatory settlement related to the sales of Central Hudson's interests in its major generating assets, a portion of the gain recognized on those sales was recorded as other income over a four-year period which commenced in 2001 and ended in 2004. Amounts recorded by year, net of tax, were as follows: 2001 -$3.2 million, 2002 - $2.9 million, 2003 - $5.9 million, and 2004 - $5.9 million.

NOTE 3 - INCOME TAX

      Energy Group and its subsidiaries file a consolidated federal and New York State income tax return. The fuel distribution businesses also file state income tax returns in those states in which they conduct business.

      In 2000, New York State law was changed such that Central Hudson and other New York State utilities became subject to state income tax. The tax law repealed the three-quarter percent, or 0.75%, tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced them with an income-based tax under Article 9-A of the New York State Tax Law. Therefore, Energy Group filed a combined Article 9-A tax return which included all of its subsidiaries. The completion of the audit, concluded in the second quarter of 2005, of the 2000 and 2001 combined filings of the Article 9-A tax resulted in a favorable adjustment of $2.3 million of New York State income tax, including the Metropolitan Transit Authority tax. Management does not expect adjustments relating to similar audits of subsequent years to be of this magnitude.

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

Components of Income Tax

      The following is a summary of the components of state and federal income taxes for Energy Group as reported in its Consolidated Statement of Income:

                                                                      2005         2004         2003
                                                                   ----------   ----------   ----------
                                                                              (In Thousands)
Federal income tax .............................................   $   12,021   $    1,788   $   (3,533)
State income tax ...............................................         (757)       3,010         (129)
Deferred federal income tax ....................................       12,245       24,228       30,628
Deferred state income tax ......................................        2,310        2,230        3,469
                                                                   ----------   ----------   ----------

Total income tax ...............................................   $   25,819   $   31,256   $   30,435
                                                                   ==========   ==========   ==========

Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Energy Group Consolidated Statement of Income:

                                                                      2005         2004         2003
                                                                   ----------   ----------   ----------
                                                                              (In Thousands)
Net income .....................................................   $   44,291   $   42,423   $   43,985
Federal income tax .............................................       12,021        1,788       (3,533)
State income tax ...............................................         (757)       3,010         (129)
Deferred federal income tax ....................................       12,245       24,228       30,628
Deferred state income tax ......................................        2,310        2,230        3,469
                                                                   ----------   ----------   ----------
   Income before taxes .........................................   $   70,110   $   73,679   $   74,420
                                                                   ==========   ==========   ==========

Computed federal tax @ 35% statutory rate ......................   $   24,539   $   25,788   $   26,047
State income tax net of federal tax benefit ....................        1,009        3,405        2,171
Depreciation flow-through ......................................        3,660        3,173        3,736
Other ..........................................................       (3,389)      (1,110)      (1,519)
                                                                   ----------   ----------   ----------
   Total income tax ............................................   $   25,819   $   31,256   $   30,435
                                                                   ==========   ==========   ==========

Effective tax rate - federal ...................................         34.6%        35.3%        36.4%
Effective tax rate - state .....................................          2.2%         7.1%         4.5%
                                                                   ----------   ----------   ----------
Effective tax rate - combined ..................................         36.8%        42.4%        40.9%
                                                                   ==========   ==========   ==========

      The following is a summary of the components of deferred taxes at December 31, 2005, and December 31, 2004, as reported in Energy Group's Consolidated Balance Sheet:

                                                                                   2005         2004
                                                                                ----------   ----------
                                                                                     (In Thousands)
Current Accumulated Deferred Income Tax Asset                                   $    8,836   $    9,454
                                                                                ==========   ==========

Noncurrent Accumulated Deferred Income Tax Liabilities:
   Depreciation .............................................................   $  105,918   $  102,385
   Pension expense ..........................................................       24,229       32,432
   Pension undercollection ..................................................       15,206        4,422
   Unbilled revenues ........................................................      (16,014)     (11,981)
   OPEB expense .............................................................      (11,876)      (7,137)
   Carrying charge - customer benefit fund ..................................       (8,317)     (12,303)
   Proceeds from sales of emission allowances ...............................       (5,413)      (5,413)
   New York State tax law change ............................................       (4,105)      (3,118)
   Contributions in aid of construction .....................................       (3,765)      (3,787)
   Other ....................................................................       37,921       25,275
                                                                                ----------   ----------

Total Noncurrent Accumulated Deferred Income Tax Liabilities ................   $  133,784   $  120,775
                                                                                ==========   ==========

      The following is a summary of the components of state and federal income taxes for Central Hudson as reported in its Consolidated Statement of Income:

                                                                      2005         2004         2003
                                                                   ----------   ----------   ----------
                                                                              (In Thousands)
Federal income tax .............................................   $    9,675   $    1,855   $   (6,538)
State income tax ...............................................        1,450        2,502         (650)
Deferred federal income tax ....................................       10,852       22,179       30,700
Deferred state income tax ......................................        1,959        1,890        3,469
                                                                   ----------   ----------   ----------
   Total income tax ............................................   $   23,936   $   28,426   $   26,981
                                                                   ==========   ==========   ==========

Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson's Consolidated Statement of Income:

                                                                      2005         2004         2003
                                                                   ----------   ----------   ----------
                                                                              (In Thousands)
Net income .....................................................   $   35,635   $   38,648   $   38,875
Federal income tax .............................................        9,675        1,855       (6,538)
State income tax ...............................................        1,450        2,502         (650)
Deferred federal income tax ....................................       10,852       22,179       30,700
Deferred state income tax ......................................        1,959        1,890        3,469
                                                                   ----------   ----------   ----------
Income before taxes ............................................   $   59,571   $   67,074   $   65,856
                                                                   ==========   ==========   ==========

Computed federal tax @ 35% statutory rate ......................   $   20,850   $   23,476   $   23,050
State income tax net of federal tax benefit ....................        2,216        2,855        1,832
Depreciation flow-through ......................................        3,660        3,173        3,736
Other ..........................................................       (2,790)      (1,078)      (1,637)
                                                                   ----------   ----------   ----------
   Total income tax ............................................   $   23,936   $   28,426   $   26,981
                                                                   ==========   ==========   ==========

Effective tax rate - federal ...................................         34.5%        35.8%        36.7%
Effective tax rate - state .....................................          5.7%         6.6%         4.3%
                                                                   ----------   ----------   ----------
Effective tax rate - combined ..................................         40.2%        42.4%        41.0%
                                                                   ==========   ==========   ==========

      The following is a summary of the components of deferred taxes at December 31, 2005, and December 31, 2004, as reported in Central Hudson's Consolidated Balance Sheet:

                                                                                   2005         2004
                                                                                ----------   ----------
                                                                                     (In Thousands)
Current Accumulated Deferred Income Tax Asset                                   $    7,997   $    8,696
                                                                                ==========   ==========

Noncurrent Accumulated Deferred Income Tax Liabilities:
   Depreciation .............................................................   $  102,724   $   99,479
   Pension expense ..........................................................       24,229       32,432
   Pension undercollection ..................................................       15,206        4,422
   Unbilled revenues ........................................................      (16,014)     (11,981)
   OPEB expense .............................................................      (11,876)      (7,137)
   Carrying charge - customer benefit fund ..................................       (8,317)     (12,303)
   Proceeds from sales of emission allowances ...............................       (5,413)      (5,413)
   New York State tax law change ............................................       (4,105)      (3,118)
   Contributions in aid of construction .....................................       (3,765)      (3,787)
   Other ....................................................................       34,134       23,106
                                                                                ----------   ----------
Total Noncurrent Accumulated Deferred Income Tax Liabilities ................   $  126,803   $  115,700
                                                                                ==========   ==========

NOTE 4 - ACQUISITIONS, INVESTMENTS, AND DIVESTITURES

      Energy Group is seeking to use its cash reserves and debt capacity to make investments with a view to produce new earnings intended to replace, in whole or in part, the income previously provided by Central Hudson's ownership of its former major generating assets. In this connection, Energy Group is actively seeking new energy-related investments that provide diversification and offer attractive returns with acceptable risks.

Acquisitions/Divestitures

      In the first quarter of 2003, Griffith acquired certain assets of two companies for $7.5 million. The amount charged to intangible assets (including goodwill) was $6.9 million, of which $3.7 million was allocated to goodwill.

      In the fourth quarter of 2003, SCASCO completed the sale of certain assets and liabilities related to its natural gas business unit. Energy Group recognized an after-tax gain on the sale of approximately $181,000. This disposition did not materially impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

      In the second quarter of 2005, Griffith made minor acquisitions of certain assets of three companies for a total of $1.1 million. The amount charged to intangible assets (including goodwill) was $1.0 million, of which $0.4 million was charged to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts.

      In the third quarter of 2005, Griffith acquired certain assets of one company for a total of $1.4 million. The amount charged to intangible assets (including goodwill) was $1.05 million, of which $7,000 was charged to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts. A contingency exists whereby the purchase price could be increased by $150,000 if, within one year from the acquisition, Griffith completes an acquisition of assets of another oil company located within a 30-mile radius of this acquisition and having heating oil sales volumes of at least two million gallons per year. The entire purchase price increase would be added to goodwill.

      In the fourth quarter of 2005, Griffith and SCASCO acquired certain assets of three companies for a total of $1.1 million. The amount charged to intangible assets (including goodwill) was $915,000, of which $411,000 was charged to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts. Two of the acquisition agreements contain clauses for a possible additional payment provided certain sale thresholds are exceeded at the one-year anniversary of the date of closing. Management believes this additional payment would be less than $50,000.

Investments

      In the fourth quarter of 2004, CHEC acquired a 12% interest in preferred units issued by Cornhusker Energy Lexington Holdings, LLC ("Cornhusker Holdings") for $2.7 million and also agreed to acquire $8 million of subordinated notes issued by Cornhusker Holdings. As of December 31, 2005, $3 million of subordinated notes were acquired and the remaining $5 million will be acquired at project completion. Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC, a fuel ethanol production facility located in Nebraska that began operation as of the end of January 2006. This investment is accounted for under the equity method.

      In the third quarter of 2005, CHEC committed to invest up to $5.5 million in a joint venture with Community Energy, Inc. that owns a 10% interest in two wind farm projects in the Mid-Atlantic region with other investors. Under construction and located near Wilkes-Barre, Pennsylvania, the 24 MW Bear Creek wind project is expected to be generating electricity by February 2006. The 7.5 MW Jersey Atlantic project is being built at a wastewater treatment plant in Atlantic City, New Jersey, and is expected to be in operation by February 2006 as well. CHEC's ownership represents a minority interest in each project. This investment is accounted for under the equity method.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill, customer lists, and covenants not to compete associated with acquisitions are included in intangible assets. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition. The balances reflected on Energy Group's Consolidated Balance Sheet at December 31, 2005, and 2004, for "Goodwill" and "Other intangible assets - net" relate to the fuel distribution businesses. In July 2001, the FASB issued Statement No. 142, entitled Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized to expense, but instead be periodically reviewed for impairment. Upon implementation of SFAS 142, and at least annually thereafter, the fuel distribution businesses tested the intangible assets remaining on the balance sheet for impairment and confirmed that no impairment existed. Impairment testing compares fair value of the reporting units (Griffith and, prior to December 31, 2005, SCASCO) to the carrying amount. Fair value for goodwill is estimated using a multiple of earnings measurement. The carrying amount for goodwill was $51.3 million as of December 31, 2005, and $50.5 million as of December 31, 2004.

      In accordance with SFAS 142, intangible assets that have finite useful lives continue to be amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were initially used, annual amortization expense would increase by approximately $1.3 million. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

                                               December 31, 2005         December 31, 2004
                                            -----------------------   -----------------------
                                              Gross                     Gross
                                            Carrying    Accumulated   Carrying    Accumulated
                                             Amount    Amortization    Amount    Amortization
                                            --------   ------------   --------   ------------
Customer Lists ..........................   $ 40,448     $ 12,754     $ 38,371     $ 10,170
Covenants Not To Compete ................      1,669          995        1,439          860
                                            --------     --------     --------     --------
Total Amortizable Intangibles ...........   $ 42,117     $ 13,749     $ 39,810     $ 11,030
                                            ========     ========     ========     ========

      Amortization expense was $2.7 million for the years ended December 31, 2005, and 2004, and $2.9 million for the year ended December 31, 2003. The estimated amortization expense for each of the next five years, assuming no new acquisitions, will be approximately $2.8 million.

NOTE 6 - SHORT-TERM BORROWING ARRANGEMENTS

      In June 2004, pursuant to PSC authorization, Central Hudson entered into a five-year, $75 million unsecured credit agreement with several commercial banks through June 30, 2009 ("Borrowing Agreement"). In April 2005, Energy Group amended the Borrowing Agreement to extend its term through April 2010. The credit represented by the Borrowing Agreement and Energy Group's available cash reserves are currently earmarked for acquisition financing. Compensating balances are not required under the Borrowing Agreement. In addition, Central Hudson maintains a committed line of credit of $2 million. There were no outstanding loans under the Borrowing Agreement or the line of credit at December 31, 2005, or 2004. In order to diversify its sources and minimize its costs of short-term borrowing, Central Hudson has arranged uncommitted lines of credit with several commercial banks. At December 31, 2005, Central Hudson had $30 million in short-term debt outstanding and had cash and cash equivalents, including investments in short-term securities, of $4.2 million. The PSC limits the amount Central Hudson may have outstanding, at any time, under all of its short-term borrowing arrangements to $77 million in the aggregate.

      For the years ended December 31, 2005, and 2004, Central Hudson had an average daily amount of short-term debt outstanding of $16.6 million and $9.9 million, respectively. The weighted-average interest rate for short-term borrowing was 3.65% for 2005 and 1.73% for 2004.

      The competitive business subsidiaries have an uncommitted line of credit totaling $15 million. There were no borrowings against this line of credit as of December 31, 2005.

      At December 31, 2005, Energy Group had no short-term debt outstanding other than the above-referenced $30 million in short-term debt of Central Hudson. Cash and cash equivalents for Energy Group, including investments in short-term securities, were $91.5 million as of December 31, 2005.

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

      The only debt outstanding at CHEC is amounts borrowed from Energy Group. As of December 31, 2005, there were no amounts outstanding on CHEC's line of credit with its commercial bank and it is in compliance with all of its debt covenants.

NOTE 7 - CAPITALIZATION - COMMON AND PREFERRED STOCK

      For a schedule of activity related to common stock, paid-in capital, and capital stock, see the Consolidated Statements of Shareholders' Equity for Energy Group and Central Hudson.

      Cumulative Preferred Stock: Central Hudson, $100 par value; 1,200,000 shares authorized, not subject to mandatory redemption:

                                                             Shares Outstanding
                                          Redemption       ---------------------
                                            Price               December 31,
                             Series        12/31/05          2005          2004
                             ------       ----------       -------       -------
                              4.50%       $   107.00        70,285        70,300
                              4.75%           106.75        19,980        20,000
                              4.35%           102.00        60,000        60,000
                              4.96%           101.00        60,000        60,000
                                                           -------       -------
                                                           210,265       210,300
                                                           -------       -------

      Nominal shares were repurchased during the twelve months ended December 31, 2005.

      Capital Stock Expense: Expenses incurred on issuance of capital stock are accumulated and reported as a reduction in common stock equity. These expenses are generally not amortized; however, as directed by the PSC, certain issuance and redemption costs and unamortized expenses associated with certain issues of preferred stock that were redeemed have been deferred and are being amortized over the remaining lives of the issues.

      Repurchase Program: On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4 million shares, or approximately 25% of its outstanding common stock, over the five years beginning August 1, 2002. The Board of Directors had targeted 800,000 shares for repurchase in the first year of the Repurchase Program, but had authorized the repurchase of up to 1.2 million shares during that first year. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million. No shares were repurchased during the twelve months ended December 31, 2005, or 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in regulated and competitive energy-related businesses. Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

NOTE 8 - CAPITALIZATION - LONG-TERM DEBT

      Details of Central Hudson's long-term debt are as follows:

           Series                       Maturity Date         December 31,
           ------                       -------------    ----------------------
                                                            2005         2004
                                                         ---------    ---------
                                                             (In Thousands)
Promissory Notes:

2002 Series D (5.87%)(b)                Mar. 28, 2007    $  33,000    $  33,000
1999 Series C (6.00%)(b)                Jan. 15, 2009       20,000       20,000
2003 Series D (4.33%)(b)                Sep. 23, 2010       24,000       24,000
2002 Series D (6.64%)(b)                Mar. 28, 2012       36,000       36,000
2004 Series D (4.73%)(b)                Feb. 27, 2014        7,000        7,000
2004 Series E (4.80%)(b)                Nov. 05, 2014        7,000        7,000
2004 Series E (5.05%)(b)                Nov. 04, 2019       27,000       27,000
1999 Series A (5.45%)(a)                Aug. 01, 2027       33,400       33,400
1999 Series C (Var. rate)(a)            Aug. 01, 2028       41,150       41,150
1999 Series D (Var. rate)(a)            Aug. 01, 2028       41,000       41,000
1998 Series A (3.00%)(a)                Dec. 01, 2028       16,700       16,700
1999 Series B (Var. rate)(a)            July 01, 2034       33,700       33,700
2005 Series E (5.84%)(b)                Dec. 05, 2035       24,000           --
                                                         ---------    ---------
                                                           343,950      319,950

Unamortized Discount on Debt                                   (64)         (67)
                                                         ---------    ---------
                                                Total    $ 343,886    $ 319,883
                                                         =========    =========

(a) Promissory Notes issued in connection with the sale by the New York State Energy Research and Development Authority ("NYSERDA") of tax-exempt pollution control revenue bonds.

(b)   Issued under Central Hudson's medium-term note program, described below.

      In October 2001, the PSC approved the issuance by Central Hudson prior to June 30, 2004, of up to $100 million of unsecured medium-term notes. In March 2002, $33 million of five-year, Series D Notes were issued at 5.87% and $36 million of ten-year, Series D Notes were issued at 6.64%. In September 2003, $24 million of Series D Notes were issued at 4.33% under this program, resulting in a total amount issued through that date of $93 million. In February 2004, $7 million of ten-year, Series D Notes were issued at 4.73%, completing the $100 million total authorized by the PSC.

      In April 2004, the PSC approved the issuance by Central Hudson of up to $85 million of unsecured debt securities prior to December 31, 2006. In November 2004, $27 million of 15-year, Series E Notes were issued at 5.05% and $7 million of ten-year, Series E Notes were issued at 4.80%. In December 2005, Central Hudson issued $24 million of 30-year, Series E Notes at 5.84%. As a result, the amount remaining under the current PSC authorization is $27 million.

      The fuel distribution businesses had no third-party long-term debt outstanding as of December 31, 2005, or 2004. The only debt outstanding at CHEC is amounts borrowed from Energy Group.

Long-Term Debt Maturities

      All of Energy Group's outstanding long-term debt has been issued by Central Hudson. There are no scheduled maturities in 2006. See Note 13 - "Financial Instruments" for a schedule of long-term debt maturing or to be redeemed during the next five years and thereafter.

NYSERDA

      On December 1, 2003, Central Hudson completed the reoffering of its $16.7 million promissory notes issued in conjunction with the sale of tax-exempt pollution control revenue bonds by NYSERDA. The interest rate applicable to these new bonds, which are intended to be in place for five years, is 3%, down from the previous rate of 4.2%.

      Central Hudson's 1999 NYSERDA Bonds Series B, C, and D are unsecured, variable rate bonds and are insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. In its rate orders, the PSC has authorized deferred accounting for the interest costs of these bonds. This authorization provides for full recovery of the actual interest costs supporting utility operations, which represent approximately 94% of the total costs. The deferred balances under this accounting were $5.1 million and $4.8 million at December 31, 2005, and 2004, respectively, and are included in Regulatory Liabilities in Energy Group's and Central Hudson's Consolidated Balance Sheets. The deferred balances at June 30, 2001, were eliminated in accordance with a Rate Order from the PSC. The ongoing deferred balances are to be addressed in future rate cases. To further mitigate the risk of rising interest rates, Central Hudson purchased derivative instruments known as interest rate caps to limit its exposure to a defined 4.5% interest rate ceiling for the period from April 1, 2004, to March 31, 2006. In the first quarter of 2006, Central Hudson will evaluate alternatives for replacing the expiring interest rate cap.

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

      Central Hudson contributed $10 million in 2003 to the Trust Fund for the Retirement Plan ("Trust Fund") to reduce the difference between the Accumulated Benefit Obligation ("ABO") for the Retirement Plan and the market value of related pension assets. No contributions were made in 2004 or 2005. Based on current practice, Central Hudson's actuarial consultant has estimated that total contributions to the Trust Fund for the four-year period from 2006 to 2009 could range from $0 to $45 million. The total contributions could vary significantly based on economic growth, inflation, and interest rate assumptions.

      In accordance with SFAS 87, Central Hudson was required to show minimum pension liability balances at December 31, 2005, and 2004, of $18.8 million and $18.5 million, respectively, for the difference between the ABO and the market value of the pension assets. These balances include consideration for non-qualified executive plans. The following reflects the impact of the recording of SFAS 87 adjustments on the December 31, 2005, and 2004, balance sheets of Energy Group and Central Hudson.

                                                                      December 31,
                                                                   2005          2004
                                                                ----------    ----------
                                                                     (In Thousands)
Prefunded (accrued) pension costs prior to SFAS 87
   adjustment ...............................................   $   60,350    $   81,362
Additional liability required ...............................      (79,156)      (99,832)
                                                                ----------    ----------
Accrued pension liability per SFAS 87                           $  (18,806)   $  (18,470)
                                                                ==========    ==========

Regulatory assets - pension plan ............................   $   58,939    $   77,541
Intangible asset - pension plan .............................       20,217        22,291
                                                                ----------    ----------
Total SFAS 87 offset to additional liability ................   $   79,156    $   99,832
                                                                ==========    ==========

      The intangible asset recorded represents unrecognized prior service costs and the recording of the regulatory asset is consistent with the PSC's 1993 Statement of Policy regarding pensions and other post-retirement benefits. Under this policy, differences between pension expense and rate allowances covering these costs are deferred for future recovery or return to customers with carrying charges accrued on cash differences. Central Hudson's $10 million contribution to the Retirement Plan in 2003 is subject to such carrying charges.

      It should be noted that the valuation of the ABO was determined as of the measurement date of September 30, 2005, using a 5.5% discount rate (as determined with reference to interest rates then applicable to domestic long-term corporate bonds rated "Aa" by Moody's Investors Service, Inc.) and that a 0.25% change in the discount rate would affect the projection of ABO by approximately $11 million. The discount rate on the prior measurement date of September 30, 2004, was 5.75%.

      Declines in the market value of the Trust Fund's investment portfolio and a reduction in the discount rate used to determine the ABO have resulted in a significant increase in annual pension expense as compared to the level upon which current electric and natural gas delivery rates were set. This difference is deferred under the PSC's policy for recovery of pension expense and other post-retirement benefits. In its 2004 Joint Proposal with the PSC, effective July 1, 2004, Central Hudson was authorized to offset deferred balances for pension expense and other post-retirement benefits expense for the electric department only with the Customer Benefit Fund (see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Natural Gas"). However, this deferral, which Central Hudson anticipates will continue in the future, could result in the accumulation of a significant regulatory asset which Central Hudson will seek to recover from customers pursuant to the PSC's policy. This balance was $38.2 million and $11.1 million at December 31, 2005, and 2004, respectively, and is included in "Regulatory Assets - Pension Plan" on the Consolidated Balance Sheets of Energy Group and Central Hudson.

      Central Hudson accounts for pension activity in accordance with PSC-prescribed provisions which, among other things, require ten-year amortization of actuarial gains and losses.

      In addition to the Retirement Plan, Central Hudson's and Energy Group's executives are covered under a non-qualified Directors and Executives Deferred Compensation Plan and a non-qualified Supplementary Retirement Plan. Central Hudson also sponsors a non-qualified Retirement Benefit Restoration Plan. Effective January 1, 2006, a non-qualified Supplemental Executive Retirement Plan replaced the non-qualified Supplementary Retirement Plan and the Retirement Benefit Restoration Plan.

Estimates of Long-Run Rates of Return

      In determining the expected long-term rate of return on plan assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the Retirement Plan's target asset allocation. Central Hudson also considered expectations of value-added by active management, net of investment expenses.

Retirement Plan Policy and Strategy

      The Retirement Plan seeks to match the long-term nature of its funding obligations with investment objectives for long-term growth and income. Retirement Plan assets are invested in accordance with sound investment practices that emphasize long-term investment fundamentals. The Retirement Plan recognizes that assets are exposed to risk and the market value of assets may vary from year to year. Potential short-term volatility, mitigated through a well-diversified portfolio structure, is acceptable in accordance with the objective of capital appreciation over the long-term.

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

      The Retirement Plan seeks to earn a return commensurate with the risk of its underlying assets. The benchmark index is currently comprised of 33% Russell 1000 Stock Index; 12% Russell 2500 Stock Index; 15% Morgan Stanley Capital International Europe, Australasia, and Far East International Stock Index; 5% NCREIF Real Estate Composite Index; and 35% Lehman Brothers Aggregate Bond Index. The Retirement Plan seeks to exceed the average annual return of this benchmark on a risk-adjusted basis over a three-to-five-year rolling time period and a full market cycle. It is understood that there can be no guarantees about the attainment of the Retirement Plan's return objectives.

      The Retirement Plan utilizes multiple asset managers.

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

      The significant assumptions used to account for these benefits are the discount rate and the expected long-term rate of return on plan assets. Central Hudson selects the discount rate after consultation with its actuarial consultant as determined with reference to interest rates applicable to domestic long-term corporate bonds rate "Aa" by Moody's Investors Service, Inc. The estimates of long-term rates of return and the investment policy and strategy for these plan assets are the same as used for pension benefits previously discussed in this Note.

      Central Hudson fully recovers its net periodic post-retirement benefit costs in accordance with PSC guidelines. Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by an actuarial consultant under SFAS 106, entitled Employers Accounting for Post-retirement Benefits Other Than Pensions, is deferred as either a regulatory asset or a regulatory liability, as appropriate.

      The effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was reflected in 2005 and 2004 assuming Central Hudson will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and that Central Hudson will receive the federal subsidy.

      The accumulated benefit obligation as of December 31, 2005, decreased by $19.2 million due to the effect of the Medicare Act. The net periodic benefit cost for 2005 decreased by $3.0 million.

      Central Hudson and Griffith (and, prior to December 31, 2005, SCASCO) each participate in a 401(k) retirement plan for their employees. Griffith provides a discretionary profit-sharing benefit for their employees. The 401(k) plans provide for employee tax-deferred salary deductions for participating employees and their respective employer matches contributions made by participating employees. The matching benefit varies by employer and employee group. For Central Hudson, the cost of its matching contributions was $1.4 million for 2005, $1.4 million for 2004, and $1.2 million for 2003. For Griffith and SCASCO, the cost of their combined matching contributions was $557,000 in 2005, $643,000 in 2004, and $670,000 in 2003. Profit sharing contributions made by Griffith were $452,000, $490,000, and $499,000, for 2005, 2004, and 2003, respectively.

      The only post-retirement benefit plans provided to employees of any of the fuel distribution businesses were provided under the 401(k) retirement plan.

      Reconciliations of Central Hudson's pension and other post-retirement plans' benefit obligations, plan assets, and funded status, as well as the components of net periodic pension cost and the weighted average assumptions (excluding fuel distribution business employees not covered by these plans) are as follows:

--------------------------------------------------------------------------------------------------
                                                      Pension Benefits          Other Benefits
--------------------------------------------------------------------------------------------------
                                                      2005        2004        2005        2004
--------------------------------------------------------------------------------------------------
                                                        (In Thousands)          (In Thousands)
--------------------------------------------------------------------------------------------------
          Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year   $ 386,853   $ 362,443   $ 168,919   $ 155,938
                                     Service cost       7,348       6,957       3,469       3,314
                                    Interest cost      21,954      21,511       8,921       9,009
                        Participant contributions          --          --         343         333
                                  Plan amendments         232          --     (12,473)     (1,515)
                                    Benefits paid     (21,551)    (20,940)     (5,926)     (6,276)
                                   Actuarial loss      15,071      16,882       5,637       8,116
--------------------------------------------------------------------------------------------------
      Projected Benefit Obligation at End of Year   $ 409,907   $ 386,853   $ 168,890   $ 168,919
--------------------------------------------------------------------------------------------------
                           Change in Plan Assets:
   Fair Value of plan assets at beginning of year   $ 330,051   $ 316,717   $  76,700   $  70,323
                     Actual return on plan assets      42,959      36,132       3,662       5,680
                           Employer contributions         524         471       6,070       6,989
                        Participant contributions          --          --         343         333
                                    Benefits paid     (21,552)    (20,940)     (5,926)     (6,276)
                          Administrative expenses      (2,169)     (2,329)       (217)       (349)
--------------------------------------------------------------------------------------------------
         Fair Value of Plan Assets at end of Year   $ 349,813   $ 330,051   $  80,632   $  76,700
--------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                                         Pension Benefits        Other Benefits
----------------------------------------------------------------------------------------------------
                    (In Thousands)                       2005        2004        2005        2004
----------------------------------------------------------------------------------------------------
Reconciliation of Funded Status:
   Funded Status                                      $ (60,094)  $ (56,803)  $ (88,260)  $ (92,219)
   Unrecognized actuarial loss                          100,227     116,039      58,017      57,108
   Unrecognized transition obligation                        --          --      17,947      20,513
   Unamortized prior service cost                        20,217      22,126     (12,650)     (1,433)
----------------------------------------------------------------------------------------------------
Accrued Benefit Cost                                  $  60,350   $  81,362   $ (24,946)  $ (16,031)
----------------------------------------------------------------------------------------------------
Amounts Recognized on Consolidated Balance Sheet:
   Prepaid benefit cost                               $      --   $      --   $      --   $   3,112
   Accrued benefit liability                            (18,806)    (18,470)    (24,946)    (19,143)
   Intangible asset                                      20,217      22,291          --          --
   Regulatory asset                                      58,939      77,541          --          --
----------------------------------------------------------------------------------------------------
Net Amount Recognized at End of Year                  $  60,350   $  81,362   $ (24,946)  $ (16,031)
Change in Regulatory Assets attributable to changes
   in additional minimum liability recognition          (18,602)     (6,094)         --          --
----------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost:
   Service cost                                       $   7,348   $   6,957   $   3,469   $   3,314
   Interest cost                                         21,954      21,511       8,921       9,009
   Expected return on plan assets                       (23,233)    (22,041)     (5,621)     (5,183)
   Amortization of prior service cost                     2,141       2,153      (1,255)       (147)
   Amortization of transitional obligation                    -           -       2,566       2,566
   Recognized actuarial loss                             13,325       8,836       6,819       2,934
----------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                             $  21,535   $  17,416   $  14,899   $  12,493
----------------------------------------------------------------------------------------------------
Weighted-average assumptions used to determine
benefit obligations at September 30 for Pension
Benefits and December 31 for Other Benefits:
   Discount rate                                           5.50%       5.75%       5.50%       5.75%
   Rate of compensation increase                           4.50%       4.50%       4.50%       4.50%
Weighted-average assumptions used to determine net
periodic benefit cost for years ended December 31:
   Discount rate                                           5.75%       6.00%       5.75%       6.00%
   Expected long-term rate of return on plan assets        8.00%       8.00%       7.70%       7.80%
   Rate of compensation increase                           4.50%       4.50%       4.50%       4.50%
----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                          Pension Benefits       Other Benefits
--------------------------------------------------------------------------------------------------
                    (In Thousands)                        2005         2004      2005      2004
--------------------------------------------------------------------------------------------------
Assumed health care cost trend rates at December 31:
   Health care cost trend rate assumed for next year           --          --    10.00%     11.00%
      Rate to which the cost trend rate is assumed
      to decline (the ultimate trend rate)                     --          --     5.00%      5.00%
   Year that the rate reaches the ultimate trend rate          --          --     2013       2013
--------------------------------------------------------------------------------------------------
Pension plans with accumulated benefit obligations in
excess of plan assets:
   Projected benefit obligation                         $ 409,907   $ 386,853   $   --   $     --
   Accumulated benefit obligation                         368,618     348,521       --         --
   Fair Value of plan assets                              349,813     330,051       --         --
--------------------------------------------------------------------------------------------------

      The accumulated benefit obligation for defined benefit pension plans was $368.6 million and $348.5 million at December 31, 2005, and 2004, respectively.

      Central Hudson's pension and other post-retirement plans' weighted average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

--------------------------------------------------------
                       Pension Benefits   Other Benefits
--------------------------------------------------------
                         2005     2004     2005     2004
--------------------------------------------------------
   Equity Securities    58.9%     62.7%    62.6%   62.6%
     Debt Securities    34.9%     30.8%    32.9%   34.8%
Alternate Investment     6.2%      5.0%      --      --
               Other      --       1.5%     4.5%    2.6%
--------------------------------------------------------
              Total:     100%      100%     100%    100%
--------------------------------------------------------

For the pension plan and other benefit plans (other than the 401(k) retirement plans), equity securities include no Energy Group common stock at December 31, 2005, and 2004, respectively. Effective January 20, 2004, an Energy Group common stock investment fund was added as an investment option under the 401(k) retirement plans. This investment option was discontinued effective December 31, 2005.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

                                          One Percentage   One Percentage
                                          Point Increase   Point Decrease
                                          --------------   --------------
Effect on total of service and interest
   cost components for 2005                $  2,160,706    $  (1,703,760)

Effect on year-end 2005 post-retirement
   benefit obligation                      $ 24,713,876    $ (19,944,383)

      Contributions to fund other post-retirement benefits were $6.1 million for 2005. Obligations for future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used. If these factors remain stable, annual funding for the next few years is expected to approximate the 2005 amount.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

   Year       Pension Benefits - Gross   Other Benefits - Gross   Other Benefits - Net(1)
-----------   ------------------------   ----------------------   -----------------------
                    (In Thousands)          (In Thousands)            (In Thousands)
-----------------------------------------------------------------------------------------
   2006             $  22,375                  $  6,738                  $   6,203
   2007                22,498                     7,448                      6,861
   2008                23,290                     8,071                      7,420
   2009                24,248                     8,748                      8,044
   2010                25,402                     9,386                      8,627
2011 - 2015           140,360                    56,364                     51,770

(1) Estimated benefit payments reduced by estimated gross amount of Medicare Act subsidy receipts expected.

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

      Effective January 1, 2000, stock options covering 30,300 shares were granted with an exercise price per share of $31.94. Further, effective January 1, 2001, stock options covering 59,900 shares were granted with an exercise price per share of $44.06. There were no options granted in 2002. Effective January 1, 2003, stock options covering a total of 36,900 shares were granted with an exercise price per share of $48.62. There were no stock options granted in 2004 or 2005.

      The fair market values per option of Energy Group stock options granted in 2003, 2001, and 2000 are $6.51, $4.41, and $4.46, respectively. These fair market values were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                             2003     2001     2000
                            -----    -----    -----
Risk-free interest rate      4.40%    4.78%    6.36%

Expected life - in years       10        5        5

Expected stock volatility   17.50%   20.06%   15.59%

Dividend yield                4.4%     5.4%     5.4%

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group under the Incentive Plan as of December 31, 2005, and changes are as follows:

                                                  Weighted         Weighted
                                                  Average          Average
                                       Stock      Exercise        Remaining
                                      Options      Price        Life in Years
-----------------------------------------------------------------------------
Outstanding at 12/31/02                85,000     $  40.25        7.70 years
                   Granted 1/1/03      36,900     $  48.62        8 years
                   Exercised          (13,740)    $  31.94
                   Forfeited             (800)    $  44.06
-----------------------------------------------------------------------------
Outstanding at 12/31/03               107,360     $  44.16        7.57 years
                   Granted 1/1/04          --           --        --
                   Exercised          (15,960)    $  38.50
                   Forfeited               --           --
-----------------------------------------------------------------------------
Outstanding at 12/31/04                91,400     $  45.15        6.75 years
                   Granted 1/1/05          --           --        --
                   Exercised          (18,100)    $  40.98
                   Forfeited               --           --
-----------------------------------------------------------------------------
Total Outstanding at 12/31/05          73,300     $  46.18        5.99 years
-----------------------------------------------------------------------------

Total Common Stock Shares Outstanding            15,762,000
                   Potential Dilution                   0.5%

      The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2005, by exercise price:

                             Weighted
             Number of        Average        Number of
Exercise      Options        Remaining        Options
  Price     Outstanding    Life in Years    Exercisable
--------    -----------    -------------    -----------
$  31.94        1,040           4.00            1,040
$  44.06       35,360           5.00           35,360
$  48.62       36,900           7.00           28,620
               ------           ----           ------

    Total      73,300           5.99           65,020
               ------           ----           ------

      A total of 18,100 non-qualified stock options with exercise prices of $31.94 and $44.06 were exercised during the year ended December 31, 2005.

      Compensation expense recorded for the years ended December 31, 2005, 2004, and 2003, for stock options was not material. The balance accrued at December 31, 2005, for outstanding stock options was $217,000.

      It should be noted that SFAS 123(R) (see Note 1 - "Summary of Significant Accounting Policies" under the caption "Equity-Based Compensation") will be effective for Energy Group for the first annual reporting period that begins after June 15, 2005. It is not expected that the adoption of SFAS 123(R) will significantly impact the financial condition, results of operations, or cash flow of Energy Group or its subsidiaries.

      Performance shares were granted, in aggregate, to executives covered under the Incentive Plan in the amount of 14,800 shares, 29,300 shares, and 23,000 shares on January 1, 2003, January 1, 2004, and January 1, 2005, respectively. Due to the retirement of Energy Group's former Chairman in mid-2004, pro-rated shares of the 2003 and 2004 grants were awarded to him in 2004. As of December 31, 2005, the number of these performance shares that remain outstanding are as follows: 19,800 from the January 1, 2004, grant and 23,000 from the January 1, 2005, grant. The ultimate number of shares awarded is based on metrics established by Energy Group's Board of Directors at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to this award. Compensation expense recorded in 2005 related to performance shares was not material. Compensation expense recorded related to performance shares was $250,000 and $332,000 for 2004 and 2003, respectively. Energy Group anticipates less use of stock options and more use of performance shares in connection with future executive compensation.

      For additional discussion regarding the dilutive effects of equity-based compensation, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Earnings Per Share."

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

      Central Hudson has entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 8% of the output of the Nine Mile 2 Plant, at negotiated defined prices during the ten-year period beginning on the sale of Central Hudson's interest in the Nine Mile 2 Plant on November 7, 2001, and ending November 30, 2011. The agreement is "unit-contingent" in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005, to and including December 31, 2007.

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

      Operating lease rental payment amounts charged to expense by Energy Group and its subsidiaries were $3.1 million in 2005, $2.8 million in 2004, and $2.9 million in 2003. Included in these amounts are payments for contingent rentals, which amounted to $575,000 in 2005, $556,000 in 2004, and $538,000 in 2003.
Contingent rentals are those operating lease agreements that contain provisions for a change in lease payments subsequent to the inception of the lease.

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

Other Commitments

      The following is a summary of commitments for Energy Group and its affiliates as of December 31, 2005:

----------------------------------------------------------------------------------------------------------
                                                      Projected Payments Due By Period (In Thousands)
----------------------------------------------------------------------------------------------------------
                                                               Year      Year     Year     Year
                                                  Less than   Ending    Ending   Ending   Ending
                                                    1 year     2007      2008     2009     2010     Total
----------------------------------------------------------------------------------------------------------
Operating Leases                                  $   2,990  $  2,572  $ 2,321  $ 2,098  $ 1,525  $ 11,506
----------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(1)         20,196     8,422    5,077    2,698    1,940    38,333
----------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(2)                      76,376    71,850   37,490   37,319   37,958   260,993
----------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(2)                  106,298    26,672    9,503    8,998    5,463   156,934
----------------------------------------------------------------------------------------------------------
Purchased Fixed Liquid Petroleum Contracts           18,137        --       --       --       --    18,137
----------------------------------------------------------------------------------------------------------
Purchased Variable Liquid Petroleum Contracts(3)     56,888        --       --       --       --    56,888
----------------------------------------------------------------------------------------------------------
Total                                             $ 280,885  $109,516  $54,391  $51,113  $46,886  $542,791
----------------------------------------------------------------------------------------------------------

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

(3) Estimated based on pricing at January 5, 2006.

      The following is a summary of commitments for Central Hudson as of December 31, 2005:

----------------------------------------------------------------------------------------------------------
                                                      Projected Payments Due By Period (In Thousands)
----------------------------------------------------------------------------------------------------------
                                                     Less      Year      Year     Year     Year
                                                    than 1    Ending    Ending   Ending   Ending
                                                     year      2007      2008     2009     2010     Total
----------------------------------------------------------------------------------------------------------
Operating Leases                                  $   2,383  $  2,332  $ 2,152  $ 2,059  $ 1,495  $ 10,421
----------------------------------------------------------------------------------------------------------
Construction/Maintenance & Other Projects(1)         20,196     8,422    5,077    2,698    1,940    38,333
----------------------------------------------------------------------------------------------------------
Purchased Electric Contracts(2)                      76,376    71,850   37,490   37,319   37,958   260,993
----------------------------------------------------------------------------------------------------------
Purchased Natural Gas Contracts(2)                  106,298    26,672    9,503    8,998    5,463   156,934
----------------------------------------------------------------------------------------------------------
Total                                             $ 205,253  $109,276  $54,222  $51,074  $46,856  $466,681
----------------------------------------------------------------------------------------------------------

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

Environmental Matters

      Central Hudson and the competitive business subsidiaries are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife, and limitations on land use. Environmental matters may expose both Central Hudson and certain of the competitive business subsidiaries to potential liability, which in certain instances may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred. Both Central Hudson and these competitive business subsidiaries monitor their activities in order to determine the impact of their activities on the environment and to comply with applicable environmental laws and regulations.

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

      Former Manufactured Gas Plant Facilities

      In 1986, the DEC added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six sites at which MGP owned or operated by Central Hudson or its predecessors were once located. Two additional former MGP sites were identified by Central Hudson but not placed on the Registry by the DEC. Three of the eight sites identified are in Poughkeepsie, New York (at Laurel Street, North Water Street, and North Perry Street); the remaining five sites are in Newburgh, Beacon, Saugerties, Kingston, and Catskill, New York. Central Hudson studied all eight sites to determine whether or not they contain any hazardous wastes which could pose a threat to the environment or public health and, if wastes were located at the sites, to determine whether or not remedial actions should be considered. The DEC subsequently removed the six sites it had previously placed on the Registry, subject to future revisions of its testing methods. As discussed below, the Laurel Street, North Water Street, Newburgh, and Beacon sites have been the subject of further agreements with the DEC.

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

      On February 24, 2005, the DEC issued a Proposed Remedial Action Plan ("PRAP") for public review and comment. The PRAP proposes a $22.9 million remediation plan which is similar in scope to one previously submitted by Central Hudson, although it also includes a contingency fund and a projected expense for continued maintenance and monitoring at the site. The PRAP was the subject of a public hearing in the City of Newburgh on March 17, 2005. A public comment period remained open until April 30, 2005. The DEC issued its Record of Decision ("ROD") on December 2, 2005, confirming that the cleanup identified in the PRAP will be required to be conducted by Central Hudson.

      A contract has been entered into with Blasland, Bouck and Lee ("BBL") of Syracuse, New York with a value up to $1.6 million. Under the contract, BBL, which has conducted all studies to-date at the site, will conduct additional predesign studies required and will assist with development of remediation contract specifications and remediation construction oversight assistance, in accordance with the ROD. Discussions with the DEC are underway to develop a schedule for the remediation.

      As of December 31, 2005, approximately $12.4 million has been spent on the City of Newburgh matter, including the defense of the litigation described above. It is not possible to predict the extent of additional remediation costs that will be incurred in connection with this matter, but Central Hudson believes that such costs could be in excess of $17 million. As of December 31, 2005, a $17 million estimate regarding this matter has been recorded as a liability, and the expenses have been deferred, subject to the provisions of a PSC Order issued on June 3, 1997, that granted permission for the deferral of these costs subject to an annual PSC review of the specific costs being deferred. The authority from the PSC to defer these costs does not assure future rate recovery.

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

      In October 2000, Central Hudson was notified by the DEC that it had determined that the Poughkeepsie North Perry Street site and the Catskill site posed little or no significant threat to the public and that no additional investigation or action was necessary at the present time. During the fourth quarter of 2001, Central Hudson was advised that the DEC and the DOH found that no further remedial action is presently necessary at the Beacon site. In 2005, the DEC indicated that it will require collection of additional samples at the North Perry Street site. Central Hudson intends to collect such samples in 2006. In addition, in January 2006, Central Hudson was advised that property adjacent to the site of the former Beacon MGP site appears to have soil present that may be contaminated with MGP-related byproducts. Further investigations may be required to verify this allegation.

      In March 2002, the DEC informed Central Hudson that both it and the DOH had approved Central Hudson's Supplemental Preliminary Site Assessment for the North Water Street site, which had concluded that the contamination at the site "does not appear to pose a significant threat to public health and the environment." At that time, the DEC and Central Hudson agreed that further investigation at the site would be given a lower priority than work at the other Central Hudson MGP sites. In August 2002, however, an oily sheen on the Hudson River adjacent to this site was reported to the DEC. As a result, the DEC has reversed its priority determination with respect to the North Water Street site, and has now given it a high priority for action. In 2004, Central Hudson received approval from the DEC for and conducted additional investigation work at the North Water Street site, which included field work on the site and in the adjacent Hudson River. A report detailing the work and data gathered was filed with the DEC early in 2005. Subsequently, in 2005, Central Hudson provided the DEC with an additional report of an investigation of subsurface conditions near the Hudson River and is presently analyzing the results of additional investigations that were requested by the DEC. Neither Energy Group nor Central Hudson can predict the outcome of the investigative work at this time.

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

      The DEC has requested additional investigation activities at the Laurel Street site, which has delayed approval of Central Hudson's proposed remediation plan. Central Hudson is currently discussing this request with the DEC and does not expect DEC approval of a remediation plan earlier than 2007. Additional work at the Kingston, Saugerties, and Catskill sites has been deferred pending completion of work at the other sites.

      Central Hudson has developed estimates of the potential costs it could incur in connection with the remediation of four of the MGP sites, namely the City of Newburgh site, the Laurel Street site, the North Water Street site, and the Kingston site. The cost estimates for the Newburgh and Laurel Street sites are based on completed feasibility studies (or their equivalents). The cost estimates for the North Water Street and Kingston sites, however, are considered conceptual and preliminary. Each of the cost estimates involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and are based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. The cost estimates also assume that the proposed remediation techniques are technically feasible and that the remediation plans receive regulatory approval. The cost estimates, when considered in the aggregate, indicate that the total costs in connection with remediation of the four sites could exceed $125 million over the next 30-year period, including the annual cost of operations and maintenance and an annual inflation factor of 2.5%. Central Hudson has already recorded an aggregate of $19.5 million as liabilities, comprised of $17 million with respect to the City of Newburgh and $2.5 million with respect to the Laurel Street sites.

      For the Laurel Street site remediation, the $2.5 million estimate was recorded as a liability in June 2002, and the expense was deferred, subject to the provisions of a PSC order issued on October 25, 2002, that granted permission for the deferral of these and other costs relating to the MGP sites. Recovery of the deferred costs, net of any insurance recoveries, could be subject to the following three conditions at the time the expenditures are made on an annual basis: 1) the expenditures are incremental to current rates, 2) the expenditures are material, and 3) Central Hudson is not earning above its allowed ROE. Central Hudson cannot predict whether it will meet these three conditions.

      Central Hudson has performed limited site investigations with respect to the Saugerties, Catskill, and North Perry Street sites. Consequently, Central Hudson cannot reasonably estimate the remediation costs that it may eventually incur with respect to those three sites.

      The DEC has also requested that Central Hudson enter into a Brownfield Cleanup Agreement covering the Kingston, Saugerties, and Catskill sites. In addition, a recent policy announced by the DEC could require the reopening of one or more of Central Hudson's closed sites should the DEC determine that testing of indoor air quality within structures located near or on the site(s) is warranted. At this time, the DEC has not indicated that it intends to reopen any Central Hudson site.

      During 2005 Central Hudson spent approximately $0.5 million related to investigations of these other MGP sites. Future remediation activities and costs may vary significantly from the assumptions used in Central Hudson's current cost estimates. The remediation actions ultimately required at any of the Central Hudson MGP sites could cause a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through rates and/or insurance. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.

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

      Documents submitted by Central Hudson in response to the DEC's request indicate that at least three shipments of wastes may have been disposed of by Central Hudson at the Orange County Site: one of construction waste, one of office and commercial waste, and one of asbestos waste. Central Hudson entered into a Tolling Agreement (i.e., an agreement extending the applicable statute of limitations) dated September 7, 2001, with the DEC and other state agencies whereby Central Hudson agreed to toll the applicable statute of limitations by the state agencies against Central Hudson for certain alleged causes of action until February 28, 2002. The tolling agreement has been renewed through March 31, 2006.

      Neither Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

      Newburgh Consolidated Iron Works

      By letter from the EPA, dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. ("Consolidated Iron"), a Superfund site located in Newburgh, New York. Sampling by the EPA has indicated that lead and polychlorinated biphenyls (or "PCBs") are present at the site, and the EPA expects to commence a remedial investigation and feasibility study at the site in the future. Central Hudson responded to the EPA's information request on January 30, 2002. In its response, Central Hudson stated that it had entered into a contract with Consolidated Iron under which Central Hudson sold scrap metal to Consolidated Iron. The term of the contract was from 1988 to 1989. Records of eight and a possible ninth shipment of scrap metal to Consolidated Iron have been identified. No records were found which indicate that the material sold to Consolidated Iron contained or was a hazardous substance. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.

      Neither Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

      Asbestos Litigation

      Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 3,256 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at the Roseton Plant and the Danskammer Plant.

      As of January 16, 2006, of the 3,256 cases brought against Central Hudson, 1,171 remain pending. Of the 2,085 cases no longer pending against Central Hudson, 1,937 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 148 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of Energy Group's or Central Hudson's financial positions or results of operations.

CHEC

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

      On May 31, 2002, former Energy Group subsidiary Central Hudson Energy Services, Inc., ("CH Services") sold all of its stock ownership interest in CH Resources to WPS Power Development, Inc. In connection with the sale, CH Services agreed for four years following the date of this sale to retain up to $4 million of potential environmental liabilities which may have been incurred by CH Resources prior to the closing, although no such material liabilities have been identified. Energy Group has agreed to guarantee the post-closing obligations of CH Services under the sale agreement, which guarantee now applies to CHEC.

      Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant, located in West Virginia. During 2005, $7,000 was spent on site remediation efforts. The State of West Virginia has indicated that some additional remediation of the site will be required and it is anticipated that approximately $50,000 to $100,000 more will be spent. In addition, Griffith spent $36,000 on remediation efforts in Maryland and Virginia.

      Griffith is currently updating the remediation assessments for all of its environmental sites and expects to complete this work in the first half of 2006. Griffith cannot predict whether the outcome of the current studies will require adjustment to the environmental reserve which is currently $3.3 million.

      During 2005, SCASCO spent approximately $20,000 on site remediation efforts in Connecticut in addition to $186,000 in 2004. SCASCO (now Griffith) is to be reimbursed $288,000 from the State of Connecticut under an environmental agreement and has recorded this anticipated reimbursement as a receivable.

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

Neversink Hydro Station

      Central Hudson's ownership interest in the Neversink Hydro Station ("Neversink") was governed by an agreement between Central Hudson and the City of New York acting through the Board of Water Supply dated April 21, 1948. That agreement provided for the transfer of Central Hudson's ownership interest in Neversink, which has a book value of zero, to the City of New York on December 31, 2003. Central Hudson and the City of New York engaged in negotiations relating to the transfer of Central Hudson's ownership interest in Neversink. At present, the parties have entered into an agreement that postpones the date of such transfer until February 28, 2006. If by that date both parties have executed the necessary agreements and made all regulatory filings for the transfer, such agreement will remain in effect until the actual transfer of ownership or September 30, 2006, whichever is earlier. As of the date of this 10-K Annual Report, Central Hudson and the City of New York are continuing their negotiations as to the transfer of Central Hudson's ownership interest in the Neversink plant to the City of New York. There can be no assurance that an agreement on such transfer will be reached.

Other CHEC Matter

      The State of Maryland issued a Notice of Assessment for Motor Fuel Tax on September 28, 2004, to Griffith. The assessment was for $2.5 million for the period from 2001 to 2003. Griffith reserved $500,000 for this assessment as of December 31, 2004, and has since paid $528,000 to the State of Maryland and settled the claim in full.

NOTE 12 - SEGMENTS AND RELATED INFORMATION

      Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson, the unregulated fuel distribution businesses of CHEC, and under the heading "Unregulated - Other," the investment and business development activities of Energy Group and the energy efficiency and investment activities of CHEC. The fuel distribution segment currently operates in the Northeast and Mid-Atlantic regions of the United States.

      Management regularly reviews the operating results of the fuel distribution businesses as a standalone component of the competitive business subsidiaries and assesses their performance as a basis for allocating resources.

      Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, property common to both electric and natural gas segments, and the depreciation of the common property have been allocated to those segments in accordance with practice established for regulatory purposes.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2005

-----------------------------------------------------------------------------------------------------------
                                      Regulated             Unregulated
                                  ------------------  -----------------------
     (In Thousands, except                  Natural       Fuel
      Earnings per Share)         Electric    Gas     Distribution    Other       Eliminations     Total
-----------------------------------------------------------------------------------------------------------
Revenues from external customers  $520,994  $155,602  $    295,092  $     818     $         --   $  972,506
Intersegment revenues                   13       355            --         --             (368)          --
-----------------------------------------------------------------------------------------------------------

    Total revenues                 521,007   155,957       295,092        818             (368)     972,506
-----------------------------------------------------------------------------------------------------------

Depreciation and amortization       23,209     6,665         6,345         --               --       36,219
Interest expense                    12,938     4,107         2,623        240           (2,863)      17,045
Interest and investment income       5,471     1,845            49      5,552           (2,863)      10,054
Income tax expense                  17,688     6,248         2,406       (523)              --       25,819
Earnings per share-diluted            1.63      0.57          0.23       0.38(1)            --         2.81
Segment assets                     832,506   288,826       152,485    105,689               --    1,379,506
Goodwill                                --        --        51,333         --               --       51,333
Capital expenditures                46,371    13,771         3,737         --               --       63,879
-----------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business units was $0.06 per share, with the balance of $0.32 per share resulting primarily from investment activity.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2004

-----------------------------------------------------------------------------------------------------------
                                      Regulated             Unregulated
                                  ------------------  -----------------------
 (In Thousands, except Earnings             Natural       Fuel
           per Share)             Electric    Gas     Distribution    Other       Eliminations     Total
-----------------------------------------------------------------------------------------------------------
Revenues from external customers  $430,575  $125,230  $    234,704  $   1,003     $         --   $  791,512
Intersegment revenues                   11       259            --         --             (270)          --
-----------------------------------------------------------------------------------------------------------

    Total revenues                 430,586   125,489       234,704      1,003             (270)     791,512
-----------------------------------------------------------------------------------------------------------

Depreciation and amortization       22,083     6,325         6,232         --               --       34,640
Interest expense                    14,462     3,388         2,181        217           (2,398)      17,850
Interest and investment income       7,100     1,578            19      3,525           (2,398)       9,824
Income tax expense                  21,389     7,037         1,952        878               --       31,256
Earnings per share - diluted          1.85      0.54          0.18       0.12(1)            --         2.69
Segment assets                     768,645   260,797       140,912    117,453               --    1,287,807
Goodwill                                --        --        50,462         --               --       50,462
Capital expenditures                44,280    13,242         5,213         --               --       62,735
-----------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business units was $0.04 per share, with the balance of $0.08 per share resulting primarily from investment activity.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2003

-----------------------------------------------------------------------------------------------------------
                                      Regulated             Unregulated
                                  ------------------  -----------------------
 (In Thousands, except Earnings             Natural       Fuel
           per Share)             Electric    Gas     Distribution    Other       Eliminations     Total
-----------------------------------------------------------------------------------------------------------
Revenues from external customers  $457,395  $123,306  $    224,808  $   1,175     $         --   $  806,684
Intersegment revenues                    9       346            --         --             (355)          --
-----------------------------------------------------------------------------------------------------------

    Total revenues                 457,404   123,652       224,808      1,175             (355)     806,684
-----------------------------------------------------------------------------------------------------------

Depreciation and amortization       21,280     5,995         6,297         39               --       33,611
Interest expense                    18,701     3,264         2,202        260           (2,462)      21,965
Interest and investment income       8,547     1,427            16      4,697           (2,462)      12,225
Income tax expense                  19,418     7,563         1,887      1,567               --       30,435
Earnings per share - diluted          1.76      0.60          0.19       0.22(1)            --         2.77
Segment assets                     811,950   240,345       139,925    117,856               --    1,310,076
Goodwill                                --        --        50,462         --               --       50,462
Capital expenditures                42,954    10,407         6,320         --               --       59,681
-----------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business units was $0.01 per share, with the balance of $0.21 per share resulting primarily from investment activity.

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2005

--------------------------------------------------------------------------------
                                             Natural
        (In Thousands)             Electric    Gas     Eliminations     Total
--------------------------------------------------------------------------------
Revenues from external customers   $520,994  $155,602  $         --   $  676,596
Intersegment revenues                    13       355          (368)          --
--------------------------------------------------------------------------------

    Total revenues                  521,007   155,957          (368)     676,596
--------------------------------------------------------------------------------

Depreciation and amortization        23,209     6,665            --       29,874
Interest expense                     12,938     4,107            --       17,045
Interest income                       5,471     1,845            --        7,316
Income tax expense                   17,688     6,248            --       23,936
Income available for common stock    25,751     8,914            --       34,665
Segment assets                      832,506   288,826            --    1,121,332
Capital expenditures                 46,371    13,771            --       60,142
--------------------------------------------------------------------------------

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2004

--------------------------------------------------------------------------------
                                             Natural
        (In Thousands)             Electric    Gas     Eliminations     Total
--------------------------------------------------------------------------------
Revenues from external customers   $430,575  $125,230  $         --   $  555,805
Intersegment revenues                    11       259          (270)          --
--------------------------------------------------------------------------------

    Total revenues                  430,586   125,489          (270)     555,805
--------------------------------------------------------------------------------

Depreciation and amortization        22,083     6,325            --       28,408
Interest expense                     14,462     3,388            --       17,850
Interest income                       7,100     1,578            --        8,678
Income tax expense                   21,389     7,037            --       28,426
Income available for common stock    29,158     8,520            --       37,678
Segment assets                      768,645   260,797            --    1,029,442
Capital expenditures                 44,280    13,242            --       57,522
--------------------------------------------------------------------------------

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2003

--------------------------------------------------------------------------------
                                             Natural
        (In Thousands)             Electric    Gas     Eliminations     Total
--------------------------------------------------------------------------------
Revenues from external customers   $457,395  $123,306  $         --   $  580,701
Intersegment revenues                     9       346          (355)          --
--------------------------------------------------------------------------------
    Total revenues                  457,404   123,652          (355)     580,701
--------------------------------------------------------------------------------

Depreciation and amortization        21,280     5,995            --       27,275
Interest expense                     18,701     3,264            --       21,965
Interest income                       8,547     1,427            --        9,974
Income tax expense                   19,418     7,563            --       26,981
Income available for common stock    28,034     9,454            --       37,488
Segment assets                      811,950   240,345            --    1,052,295
Capital expenditures                 42,954    10,407            --       53,361
--------------------------------------------------------------------------------

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

ENERGY GROUP / CENTRAL HUDSON
Long-term Debt Maturities and Fair Value

December 31, 2005

                                      Expected Maturity Date
                                      ----------------------
                                          (In Thousands)
                            2006      2007     2008      2009        2010        Thereafter      Total       Fair Value
                            ----  -----------  ----  -----------  -----------   -----------   -----------    -----------
Fixed Rate:                   --  $    33,000    --  $    20,000  $    24,000   $   151,036   $   228,036    $   231,731
                 Estimated
   Effective Interest Rate    --        5.920%   --        6.070%       4.380%        5.491%        5.487%

Variable Rate:                --           --    --           --           --   $   115,850   $   115,850    $   115,850
                                                                                                             -----------
                 Estimated
   Effective Interest Rate                                                            2.460%        2.460%
                                                                                              -----------

                                               Total Debt Outstanding                         $   343,886    $   347,581
                                                                                              ===========    ===========

                                               Estimated Effective Interest Rate                    4.470%
                                                                                              ===========

December 31, 2004

                                      Expected Maturity Date
                                      ----------------------
                                          (In Thousands)
                            2005  2006      2007        2008      2009       Thereafter      Total      Fair Value
                            ----  ----   -----------    ----   -----------   ----------   ----------    ----------
Fixed Rate:                   --    --   $    33,000      --   $    20,000   $  151,033   $  204,033    $  213,727
                 Estimated
   Effective Interest Rate    --    --         5.920%     --         6.070%       5.240%       5.430%

Variable Rate:                --    --            --      --            --   $  115,850   $  115,850    $  115,850
                                                                                                        ----------
                 Estimated
   Effective Interest Rate                                                        1.290%       1.290%
                                                                                          ----------

                                         Total Debt Outstanding                           $  319,883    $  329,577
                                                                                          ==========    ==========
                                         Estimated Effective Interest Rate                     3.930%
                                                                                          ==========

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - ENERGY GROUP

   Selected financial data for each quarterly period within 2005 and 2004 are presented below:

                                                                    Earnings Per
                                                                       Average
                                                                      Share of
                                                                       Common
                         Operating      Operating          Net      Stock (Diluted)
                          Revenues        Income         Income      Outstanding
                         ----------     ----------     ----------   --------------
                                      (In Thousands)                  (Dollars)
Quarter Ended:

      2005
March 31 ...........     $  286,089     $   36,813     $   20,339     $     1.28
June 30 ............        189,570         10,380          6,533            .41
September 30 .......        227,896         10,853          5,746            .36
December 31 ........        268,951         20,979         11,673            .74

      2004

March 31 ...........     $  262,993     $   39,465     $   22,989     $     1.46
June 30 ............        165,354         10,740          5,496            .35
September 30 .......        161,872          9,342          4,451            .28
December 31 ........        201,293         15,586          9,487            .60

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CENTRAL HUDSON

   Selected financial data for each quarterly period within 2005 and 2004 are presented below:

                                                         Income
                         Operating      Operating     Available for
                          Revenues        Income      Common Stock
                         ----------     ----------    ------------
                                      (In Thousands)
Quarter Ended:

     2005
March 31 ...........     $  190,088     $   28,401     $   14,748
June 30 ............        137,762         12,307          5,870
September 30 .......        173,704         14,277          6,643
December 31 ........        175,042         15,806          7,404

     2004

March 31 ...........     $  177,973     $   28,889     $   16,246
June 30 ............        123,532         12,927          6,720
September 30 .......        124,548         13,741          7,325
December 31 ........        129,752         12,736          7,387

SCHEDULE II - Reserves - Energy Group

                                                                                            Payments
                                        Balance at       Charged to       Charged to     Credits to or       Balance
                                        Beginning         Cost and           Other       Deducted from       at End
Description                             of Period         Expenses         Accounts         Reserves        of Period
-----------                           --------------   --------------   --------------   --------------   --------------
YEAR ENDED DECEMBER 31, 2005

Operating Reserves ................   $    6,515,000   $    1,415,000   $       40,000   $    1,754,000   $    6,216,000
                                      ==============   ==============   ==============   ==============   ==============

Reserve for Uncollectible
  Accounts ........................   $    4,830,000   $    4,375,000   $           --   $    4,617,000   $    4,588,000
                                      ==============   ==============   ==============   ==============   ==============

YEAR ENDED DECEMBER 31, 2004

Operating Reserves ................   $    5,084,000   $    2,050,000   $      191,000   $      810,000   $    6,515,000
                                      ==============   ==============   ==============   ==============   ==============

Reserve for Uncollectible
  Accounts ........................   $    4,562,000   $    5,835,000   $           --   $    5,567,000   $    4,830,000
                                      ==============   ==============   ==============   ==============   ==============

YEAR ENDED DECEMBER 31, 2003

Operating Reserves ................   $    4,912,000   $    1,073,000   $      142,000   $    1,043,000   $    5,084,000
                                      ==============   ==============   ==============   ==============   ==============

Reserve for Uncollectible
  Accounts ........................   $    4,172,000   $    5,865,000   $           --   $    5,475,000   $    4,562,000
                                      ==============   ==============   ==============   ==============   ==============

SCHEDULE II - Reserves - Central Hudson

                                                                                            Payments
                                        Balance at       Charged to       Charged to     Credits to or       Balance
                                        Beginning         Cost and           Other       Deducted from       at End
Description                             of Period         Expenses         Accounts         Reserves        of Period
-----------                           --------------   --------------   --------------   --------------   --------------
YEAR ENDED DECEMBER 31, 2005

Operating Reserves ................   $    5,969,000   $      370,000   $       40,000   $    1,242,000   $    5,137,000
                                      ==============   ==============   ==============   ==============   ==============

Reserve for Uncollectible
  Accounts ........................   $    3,800,000   $    3,592,000   $           --   $    3,992,000   $    3,400,000
                                      ==============   ==============   ==============   ==============   ==============

YEAR ENDED DECEMBER 31, 2004

Operating Reserves ................   $    5,043,000   $    1,303,000   $      191,000   $      568,000   $    5,969,000
                                      ==============   ==============   ==============   ==============   ==============

Reserve for Uncollectible
  Accounts ........................   $    3,000,000   $    5,071,000   $           --   $    4,271,000   $    3,800,000
                                      ==============   ==============   ==============   ==============   ==============

YEAR ENDED DECEMBER 31, 2003

Operating Reserves ................   $    4,912,000   $      969,000   $      142,000   $      980,000   $    5,043,000
                                      ==============   ==============   ==============   ==============   ==============

Reserve for Uncollectible
  Accounts ........................   $    2,700,000   $    4,741,000   $           --   $    4,441,000   $    3,000,000
                                      ==============   ==============   ==============   ==============   ==============

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A - CONTROLS AND PROCEDURES

      As of the end of the period covered by this 10-K Annual Report, Energy Group and Central Hudson each carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of Energy Group and of Central Hudson, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that each of Energy Group's and Central Hudson's disclosure controls and procedures as of December 31, 2005, are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, within the time periods specified in the relevant SEC rules and forms.

      During Energy Group's internal control evaluation in 2004, a significant deficiency was identified in general computer controls at the fuel distribution businesses. The deficiency related to access afforded to the vendor of the software and employees who had access to software beyond the requirements of their jobs. Compensating controls were identified and tested in various business cycles. Remediation of this deficiency has been completed. Access to programs and data by the software vendor is now restricted and controlled by the subsidiary. Employee access to programs and data has been limited to meet the needs of job classifications. Internal testing of the remediation confirms that it is operating as intended.

      There were no changes in Energy Group's or Central Hudson's internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Energy Group's or Central Hudson's internal control over financial reporting.

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

      None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF ENERGY GROUP

The directors of Energy Group are as follows:

-----------------------------------------------------------------------------------
                                    Age as of   Year Joined
              Name                   12/31/05    the Board       Term of Office
-----------------------------------------------------------------------------------
Heinz K. Fridrich(1),(4),(5)            72          1988      Class III Director(9)
-----------------------------------------------------------------------------------
Edward F. X. Gallagher(1),(3),(5)       72          1984      Class I Director(6)
-----------------------------------------------------------------------------------
Stanley J. Grubel(2),(3)                63          1999      Class II Director(7)
-----------------------------------------------------------------------------------
E. Michel Kruse(3),(4)                  61          2002      Class III Director(8)
-----------------------------------------------------------------------------------
Steven M. Fetter(1),(4)                 53          2002      Class II Director(7)
-----------------------------------------------------------------------------------
Steven V. Lant(3)                       48          2002      Class I Director(6)
-----------------------------------------------------------------------------------
Jeffrey D. Tranen(2),(3)                59          2004      Class I Director(6)
-----------------------------------------------------------------------------------
Margarita K. Dilley(1),(2)              48          2004      Class II Director(7)
-----------------------------------------------------------------------------------
Manuel J. Iraola                        57          2006      Unclassified(8)
-----------------------------------------------------------------------------------

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

(3)   Member, Strategy and Finance Committee of the Board of Directors.

(4)   Member, Governance and Nominating Committee of the Board of Directors.

(5)   Years prior to 1999 reflect Directorships of Central Hudson.

(6)   Term expires at Annual Meeting of Shareholders in 2007.

(7)   Term expires at Annual Meeting of Shareholders in 2008.

(8) Mr. Kruse and Mr. Iraola are standing for election at the Annual Meeting of Shareholders as Class III Directors.

(9) Mr. Fridrich has reached the mandatory retirement age stipulated in Energy Group's By-Laws and therefore will not stand for re-election when his present term expires at Energy Group's 2006 Annual Meeting of Shareholders.

Officers of the Board:

Steven V. Lant
Chairman of the Board

Heinz K. Fridrich
Vice Chairman of the Board and Chairman of the Governance and Nominating
Committee

Stanley J. Grubel
Chairman of the Compensation Committee

Steven M. Fetter
Chairman of the Audit Committee

E. Michel Kruse
Chairman of the Strategy and Finance Committee

      The information on those directors of Energy Group standing for election by shareholders at the Annual Meeting of Shareholders to be held on April 25, 2006, is incorporated by reference to the caption "Proposal 1 - Election of Directors" in Energy Group's definitive proxy statement dated March 10, 2006 ("Proxy Statement"), to be used in connection with its Annual Meeting of Shareholders to be held on April 25, 2006, which Proxy Statement will be filed with the SEC.

      The information on the executive officers of Energy Group required hereunder is incorporated by reference to Item 1 - "Business" of this 10-K Annual Report under the caption "Executive Officers."

      Other information required hereunder for directors and officers of Energy Group is incorporated by reference to the Proxy Statement.

      Energy Group submitted a CEO Certification to the New York Stock Exchange in 2005. Energy Group and Central Hudson each filed with the SEC, as an exhibit to its most recently filed Form 10-K, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") Section 302 certification regarding the quality of the company's public disclosure.

      Energy Group has adopted a Code of Business Conduct and Ethics ("Code").
Section II of the Code, in accordance with Section 406 of the Sarbanes-Oxley Act and Item 406 of Regulation S-K, constitutes Energy Group's Code of Ethics for Senior Financial Officers. This section, in conjunction with the remainder of the Code, is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code is available on Energy Group's Internet website at www.CHEnergyGroup.com.

      If Energy Group's Board of Directors materially amends or grants any waivers to Section II of the Code relating to issues concerning the need to resolve ethically any actual or apparent conflicts of interest, and to comply with all generally accepted accounting principles, laws and regulations designed to produce full, fair, accurate, timely, and understandable disclosure in Energy Group's periodic reports filed with the SEC, Energy Group will post such information on its Internet website at www.CHEnergyGroup.com.

      Energy Group's governance guidelines, Code, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on Energy Group's Internet website at www.CHEnergyGroup.com.

      The governance guidelines, the Code, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4879.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity-Based Compensation Plan Information

      The following table sets forth information concerning Energy Group's compensation plans (including individual compensation arrangements) under which equity securities of Energy Group are authorized for issuance:

-------------------------------------------------------------------------------------------------------
                                                                                 Number of securities
                                                                               remaining available for
                                Number of securities                            future issuance under
                                 to be issued upon       Weighted average            equity-based
                                    exercise of          exercise price of        compensation plans
                                outstanding options,   outstanding options,     (excluding securities
                                warrants and rights     warrants and rights   reflected in column (a) )
        Plan Category                   (a)                     (b)                      (c)
-------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders         73,300 (1)              $ 46.18                 286,968 (2)
-------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders             -- (3)                   --                      --
-------------------------------------------------------------------------------------------------------
Total                                73,300                  $ 46.18                 286,968
-------------------------------------------------------------------------------------------------------

(1) This includes only stock options granted under the Long-Term Performance-Based Incentive Plan.

(2) This excludes 67,100 performance shares granted, 18,832 performance shares awarded, 2,400 performance shares forfeited, and 51,400 stock options exercised through 2005 under the Long-Term Performance Based Incentive Plan.

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

      The following information is provided for Central Hudson:

PRINCIPAL ACCOUNTING FEES AND SERVICES

--------------------------------------------------------------------------------
PricewaterhouseCoopers LLP                                 2005             2004
--------------------------------------------------------------------------------
Audit Fees                                            $ 512,000        $ 392,100
--------------------------------------------------------------------------------
Audit-Related Fees
   Includes SEC Comment Letter review (2004)
     and Accounting Research                             19,700           15,200
--------------------------------------------------------------------------------
Tax Fees
   Includes review of Federal and State
   Income Tax Returns and Tax Research                   21,000           16,755
--------------------------------------------------------------------------------
All Other Fees
   Includes software licensing fee for
     accounting research tool                             1,500            1,400
--------------------------------------------------------------------------------
TOTAL                                                 $ 554,200        $ 425,455
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

      Description in the Exhibit List and Exhibit Nos. for this 10-K Annual
      Report

      Energy Group's Stock Plan for Outside Directors. (Exhibits (10) (iii) 7 and 30)

      Energy Group's Supplementary Retirement Plan. (Exhibits (10) (iii) 11, 23 and 40)

      Central Hudson's Retirement Benefit Restoration Plan. (Exhibits (10) (iii) 12, 24, 41 and 42)

      Form of Employment Agreement for all officers of Energy Group and its subsidiary companies. (Exhibit (10) (iii) 13)

      Employment Agreement between Energy Group and Chief Executive Officer, three most senior executives after CEO, and other executives. (Exhibits
      (10) (iii) 35, 36 and 37)

      Energy Group's Change of Control Severance Policy. (Exhibits (10) (iii) 6, 15, 38 and 39)

      Central Hudson's Savings Incentive Plan. (Exhibits (10) (iii) 1, 2, 3, 14, 18, 19, 21, 27, and 31)

      Energy Group's Long-Term Performance-Based Incentive Plan and Form of Performance Share Agreement. (Exhibits (10) (iii) 10, 17, 20, 28 and 34)

      Energy Group's Directors and Executives Deferred Compensation Plan. (Exhibits (10) (iii) 8, 9, 22, 26, and 29)

      Agreement between Energy Group and Allan R. Page. (Exhibit (10) (iii) 25)

      Energy Group's Executive Annual Incentive Plan. (Exhibits (10) (iii) 32 and 33)

(b)   Exhibits Required by Item 601 of Regulation S-K

      Incorporated herein by reference to subpart (a)-3 of Item 15, above.

(c) Financial Statement Schedule required by Regulation S-X which is excluded from Energy Group's Annual Report to Shareholders for the fiscal year ended December 31, 2005

      Not applicable, see Item 8 - "Financial Statements and Supplementary Data" hereof.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have duly caused this 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CH ENERGY GROUP, INC.

                           By   /s/ Steven V. Lant
                              ------------------------
                                 Steven V. Lant
                             Chairman of the Board,
                                 President and
                            Chief Executive Officer

Dated: February 17, 2006

                         CENTRAL HUDSON GAS & ELECTRIC
                                  CORPORATION

                           By   /s/ Steven V. Lant
                              ------------------------
                                 Steven V. Lant
                           Chairman of the Board and
                            Chief Executive Officer

Dated: February 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K Annual Report has been signed below by the following persons on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

        Signature                            Title                          Date
        ---------                            -----                          ----
(a) Principal Executive
    Officer or Officers:

/s/ Steven V. Lant           Chairman of the Board,
--------------------------   President and Chief Executive Officer
(Steven V. Lant)             of CH Energy Group, Inc.
                             and Chairman of the Board and
                             Chief Executive Officer
                             of Central Hudson Gas
                             & Electric Corporation                  February 17, 2006

(b) Principal Accounting
    Officer:

/s/ Donna S. Doyle           Vice President -
--------------------------   Accounting and
(Donna S. Doyle)             Controller of
                             CH Energy Group, Inc.
                             and Central Hudson Gas
                             & Electric Corporation                  February 17, 2006

(c) Chief Financial
    Officer:

/s/ Christopher M. Capone    Chief Financial Officer and Treasurer
--------------------------   of CH Energy Group, Inc.
(Christopher M. Capone)      and Central Hudson Gas
                             & Electric Corporation                  February 17, 2006

(d) A majority of Directors of CH Energy Group, Inc.:

Steven V. Lant*, Heinz K. Fridrich*, Margarita K. Dilley*, Manuel J. Iraola*, Edward F.X. Gallagher*, Stanley J. Grubel*,
Steven M. Fetter*, Jeffrey D. Tranen*,
and E. Michel Kruse*, Directors

By /s/ Steven V. Lant
   ------------------
   (Steven V. Lant)                                            February 17, 2006

(e) A majority of Directors of Central Hudson Gas &
    Electric Corporation:

Steven V. Lant*, Christopher M. Capone*,
Carl E. Meyer*, Jack Effron*,
Joseph J. DeVirgilio, Jr.*, and Arthur R. Upright*, Directors

By /s/ Steven V. Lant
   ------------------
   (Steven V. Lant)                                            February 17, 2006

----------
*Steven V. Lant, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the United States Securities and Exchange Commission as Exhibit 24 hereof.

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

                  (ii)  13--  Prospectus Supplement Dated October 28, 2004 (To
                              Prospectus dated October 22, 2004) relating to $85,000,000 principal amount of Medium-Term Notes, Series E, and the Prospectus Dated October 22, 2004, relating to $85,000,000 principal amount of Central Hudson's debt securities attached hereto, as filed pursuant to Rule 424 (b) in connection with Registration Statement No. 333-116286 ((56)(a)), and, as applicable to a tranche of such Medium-Term Notes, each of the following:

                              (a) Pricing Supplement No. 1, Dated October 29, 2004 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated

                                    October 28, 2004) filed pursuant to Rule 424
                                    (b)(3) in connection with Registration
                                    Statement No. 333-116286. ((56)(b))

                              (b) Pricing Supplement No. 2, Dated November 2, 2004 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-116286. ((56)(c))

                              (c) Pricing Supplement No. 3, Dated November 30, 2005 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-116286. ((56)(d))

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

                  (i)   69--  Stock Purchase Agreement, dated December 21, 2001
                              between Central Hudson Energy Services, Inc. and WPS Power Development, Inc. ((47); Exhibit (10)
                              (i) (69))

                  (i)   70--  Letter Agreement, dated December 21, 2001, between
                              Central Hudson Enterprises Corporation and WPS Power Development, Inc. ((47); Exhibit (10) (i)
                              (70))

                  (i)   71--  [Reserved]

                  (i)   72--  Letter Agreement, dated July 3, 2001 between
                              Central Hudson and Dynegy. ((47); Exhibit (10) (i)
                              (72))

                  (i)   73--  Credit Agreement dated as of June 30, 2004, among
                              Central Hudson, the Lenders party thereto and J.
                              P. Morgan Chase Bank, as administrative arranger. ((55); Exhibit 10.1)

                  (i)   74--  Amendment No. 1, dated April 27, 2005, to Credit
                              Agreement, dated November 21, 2003, among CH
                              Energy Group, Inc., certain lenders described therein and KeyBank, N.A., as administrative agent. ((58); Exhibit 99)

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

                  (iii) 31--  First Amendment to the Central Hudson Gas &
                              Electric Corporation Savings Incentive Plan (54;
                              Exhibit 10(iii)(31)).

                  (iii) 32--  CH Energy Group, Inc. 2004 Executive Annual
                              Incentive Plan, dated March 16, 2004.

                  (iii) 33--  CH Energy Group, Inc. 2005 Executive Annual
                              Incentive Plan, dated February 11, 2005.

                  (iii) 34--  CH Energy Group, Inc. Form of Performance Shares
                              Agreement. (59; Exhibit 10(iii)(34)).

                  (iii) 35--  Employment Agreement, as amended, effective July
                              31, 2005, between CH Energy Group, Inc. and the Chief Executive Officer. ((60); Exhibit (10) (iii)
                              (34)).

                  (iii) 36--  Employment Agreement, as amended, effective July
                              31, 2005, between CH Energy Group, Inc. and the three most senior executives (after Chief Executive Officer). ((60); Exhibit (10) (iii)
                              (35)).

                  (iii) 37--  Employment Agreement, as amended, effective July
                              31, 2005, between CH Energy Group, Inc. and the other executive officers. ((60); Exhibit (10)
                              (iii) (36)).

                  (iii) 38--  Amendment to the CH Energy Group, Inc.
                              Change-of-Control Severance Policy, effective August 1, 2005. ((61); Exhibit (10)(iii)38).

                  (iii) 39--  CH Energy Group, Inc. Change-of-Control Severance
                              Policy for Griffith and Scasco employees, effective August 1, 2005. ((61); Exhibit
                              (10)(iii)39).

                  (iii) 40--  CH Energy Group, Inc. Supplementary Retirement
                              Plan, as amended, effective January 1, 2006.
                              ((62); Exhibit (10) (iii) (40)).

                  (iii) 41--  Amendment to Central Hudson Gas & Electric
                              Corporation Retirement Benefit Restoration Plan, effective January 1, 2006. ((62); Exhibit (10)
                              (iii) (41)).

                  (iii) 42--  Amendment to Central Hudson Gas & Electric
                              Corporation Retirement Benefit Restoration Plan, effective [January 1, 2006]. ((62); Exhibit (10)
                              (iii) (42)).

(12)(i)-- CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

(12)(ii)-- Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

(14) --           CH Energy Group, Inc. Code of Business Conduct and Ethics

(21) --           Subsidiaries of Energy Group and Central Hudson as of December
                  31, 2005.

                                  State or other         Name under which
                                  Jurisdiction of        Subsidiary conducts
Name of Subsidiary                Incorporation          Business
-----------------                 --------------         -------------------

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
                              State of New York, issued and effective April 6, 2004, authorizing new revolving credit facilities and a new Medium Term Note Program for Central Hudson. ((55); Exhibit 99(i)13)

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

            (50) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 2003 (File No. 333-52797)

            (51) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003 (File No. 333-52797)

            (52) Incorporated herein by reference to Energy Group's Registration Statement on Form S-8, filed on October 30, 2003 (File No. 333-110086)

            (53) Incorporated herein by reference to Energy Group's Registration Statement on Form S-8, filed on January 16, 2004 (File No. 333-111984)

            (54) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-52797)

            (54) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 333-52797).

            (55) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 333-52797).

            (56) (a) Incorporated herein by reference to Prospectus Supplement, dated October 28, 2004 (to Prospectus dated October 22, 2004), relating to $85,000,000 principal amount Medium-Term Notes, Series E, of

                        Central Hudson, and the Prospectus, dated October 22, 2004, relating to said $85,000,000 principal amount of debt securities, attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424
                        (b) under the Securities Act of 1933 in connection with Registration Statement No. 333-116286.

                        (b) Incorporated herein by reference to Pricing Supplement No. 1, Dated October 29, 2004 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-116286.

                        (c) Incorporated herein by reference to Pricing Supplement No. 2, Dated November 2, 2004 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-116286.

                        (d) Incorporated herein by reference to Pricing Supplement No. 3, Dated November 30, 2005 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-116286.

            (57) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on November 9, 2004 (File No. 001-03268).

            (58) Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on April 29, 2005 (File No. 333-52797).

            (59) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 333-52797).

            (60) Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on June 2, 2005 (File No. 333-52797).

            (61) Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on August 10, 2005 (File No. 333-52797).

            (62) Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on December 21, 2005 (File No. 333-52797).