Form 10-Q
period 2006-03-31
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2006-05-10
CIK 1061393, 18647

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to.........................

Commission      Registrant, State of Incorporation            IRS Employer
File Number     Address and Telephone Number                  Identification No.
-----------     ----------------------------                  ------------------

0-30512         CH Energy Group, Inc.
                (Incorporated in New York)
                284 South Avenue
                Poughkeepsie, New York 12601-4879
                (845) 452-2000                                14-1804460

1-3268          Central Hudson Gas & Electric Corporation
                (Incorporated in New York)
                284 South Avenue
                Poughkeepsie, New York 12601-4879
                (845) 452-2000                                14-0555980

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

      Yes |X| No |_|

      Indicate by check mark whether CH Energy Group, Inc. is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer |X|   Accelerated Filer |_|   Non-Accelerated Filer |_|

      Indicate by check mark whether Central Hudson Gas & Electric Corporation is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer |_|    Accelerated Filer |_|   Non-Accelerated Filer |X|

      Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_|   No |X|

      Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_|   No |X|

      As of the close of business on May 1, 2006, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and
(ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2)(a), (b) AND (c).

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX

      PART I - FINANCIAL INFORMATION                                        PAGE
                                                                            ----

Item 1 - Consolidated Financial Statements (Unaudited)

          CH ENERGY GROUP, INC.
          Consolidated Statement of Income -                                  1
           Three Months Ended March 31, 2006, and 2005

          Consolidated Statement of Comprehensive Income -                    2
           Three Months Ended March 31, 2006, and 2005

          Consolidated Balance Sheet - March 31, 2006,                        3
           December 31, 2005, and March 31, 2005

          Consolidated Statement of Cash Flows -                              5
           Three Months Ended March 31, 2006, and 2005

          CENTRAL HUDSON GAS & ELECTRIC CORPORATION
          Consolidated Statement of Income -                                  6
           Three Months Ended March 31, 2006, and 2005

          Consolidated Statement of Comprehensive Income -                    7
           Three Months Ended March 31, 2006, and 2005

          Consolidated Balance Sheet - March 31, 2006,                        8
           December 31, 2005, and March 31, 2005

          Consolidated Statement of Cash Flows -                             10
           Three Months Ended March 31, 2006, and 2005

          Notes to Consolidated Financial Statements (Unaudited)             11

                                      INDEX

         PART I - FINANCIAL INFORMATION                                     PAGE
                                                                            ----

Item 2 - Management's Discussion and Analysis of                             35
            Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                            50
            about Market Risk

Item 4 - Controls and Procedures                                             50

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   51

Item 1A - Risk Factors                                                       52

Item 4 - Submission of Matters to a Vote of Security Holders                 53

Item 6 - Exhibits                                                            55

Signatures                                                                   56

Exhibit Index                                                                57

Certifications                                                               58

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

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                                   For the 3 Months Ended March 31,
                                                                                                      2006                   2005
                                                                                                   ---------              ---------
                                                                                                         (Thousands of Dollars)
Operating Revenues
  Electric ...........................................................................             $ 136,047              $ 126,658
  Natural gas ........................................................................                70,809                 63,430
  Competitive business subsidiaries ..................................................               110,375                 96,001
                                                                                                   ---------              ---------
      Total Operating Revenues .......................................................               317,231                286,089
                                                                                                   ---------              ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ...........................................................                85,840                 78,421
    Purchased natural gas ............................................................                51,727                 43,204
    Purchased petroleum ..............................................................                84,858                 71,395
    Other expenses of operation - regulated activities ...............................                28,495                 24,730
    Other expenses of operation - competitive business subsidiaries ..................                15,670                 14,524
  Depreciation and amortization ......................................................                 8,952                  9,086
  Taxes, other than income tax .......................................................                 7,604                  7,916
                                                                                                   ---------              ---------
      Total Operating Expense ........................................................               283,146                249,276
                                                                                                   ---------              ---------

Operating Income .....................................................................                34,085                 36,813
                                                                                                   ---------              ---------

Other Income and Deductions
  Interest on regulatory assets and investment income ................................                 2,561                  2,365
  Other - net ........................................................................                  (354)                  (522)
                                                                                                   ---------              ---------
      Total Other Income .............................................................                 2,207                  1,843
                                                                                                   ---------              ---------

Interest Charges
  Interest on long-term debt .........................................................                 3,953                  3,247
  Interest on regulatory liabilities and other interest ..............................                 1,038                  1,056
                                                                                                   ---------              ---------
      Total Interest Charges .........................................................                 4,991                  4,303
                                                                                                   ---------              ---------

Income before income taxes and preferred dividends of subsidiary .....................                31,301                 34,353

Income taxes .........................................................................                12,759                 13,772
                                                                                                   ---------              ---------

Income before preferred dividends of subsidiary ......................................                18,542                 20,581
Cumulative preferred stock dividends of subsidiary ...................................                   242                    242
                                                                                                   ---------              ---------

Net Income ...........................................................................                18,300                 20,339
Dividends Declared on Common Stock ...................................................                 8,511                  8,512
                                                                                                   ---------              ---------

Balance Retained in the Business .....................................................             $   9,789              $  11,827
                                                                                                   =========              =========

Common Stock:
    Average Shares Outstanding - Basic ...............................................                15,762                 15,762
                               - Diluted .............................................                15,777                 15,770

    Earnings Per Share - Basic .......................................................             $    1.16              $    1.29
                       - Diluted .....................................................             $    1.16              $    1.28

    Dividends Declared Per Share .....................................................             $    0.54              $    0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                            For the 3 Months Ended March 31,
                                                                                                  2006             2005
                                                                                               ---------        ---------
                                                                                                  (Thousands of Dollars)
Net Income ............................................................................        $  18,300        $  20,339

Other Comprehensive Income:

Net unrealized gains net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $(7) and $(39) ..............               11               58
      Investments - net of tax of $(83) and $(115) ....................................              126              172
                                                                                               ---------        ---------

Other comprehensive income ............................................................              137              230
                                                                                               ---------        ---------

Comprehensive Income ..................................................................        $  18,437        $  20,569
                                                                                               =========        =========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           March 31,         December 31,          March 31,
                                     ASSETS                                  2006                2005                2005
                                                                          ----------         ------------         ----------
                                                                                        (Thousands of Dollars)
Utility Plant
       Electric ...................................................       $  742,799          $  739,775          $  703,958
       Natural gas ................................................          227,360             226,859             215,414
       Common .....................................................          108,009             107,581             105,143
                                                                          ----------          ----------          ----------
                                                                           1,078,168           1,074,215           1,024,515

       Less:  Accumulated depreciation ............................          338,414             333,164             320,434
                                                                          ----------          ----------          ----------
                                                                             739,754             741,051             704,081

       Construction work in progress ..............................           45,929              38,460              47,279
                                                                          ----------          ----------          ----------
               Net Utility Plant ..................................          785,683             779,511             751,360
                                                                          ----------          ----------          ----------

Other Property and Plant - net ....................................           22,806              23,138              22,943
                                                                          ----------          ----------          ----------

Current Assets
       Cash and cash equivalents ..................................           38,908              49,410              61,234
       Short-term investments - available-for-sale securities .....           39,600              42,100              48,900
       Accounts receivable -
             net of allowance for doubtful accounts of
             $5.0 million, $4.6 million, and $5.9 million,
             respectively .........................................          105,312              97,462              94,035
       Accrued unbilled utility revenues ..........................            8,444               9,334               8,862
       Other receivables ..........................................            5,177               6,326               3,904
       Fuel and materials and supplies - at average cost ..........           29,376              28,350              14,938
       Regulatory assets ..........................................           20,156              30,764              11,572
       Prepaid income taxes .......................................               --               1,166                  --
       Fair value of derivative instruments .......................               61                  --                 502
       Special deposits and prepayments ...........................           23,134              23,184              18,687
       Accumulated deferred income tax ............................           14,147               8,836              13,762
                                                                          ----------          ----------          ----------
                Total Current Assets ..............................          284,315             296,932             276,396
                                                                          ----------          ----------          ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ...........................          109,235              97,073              94,488
       Intangible asset - pension plan ............................           20,217              20,217              22,291
       Goodwill ...................................................           51,493              51,333              50,462
       Other intangible assets - net ..............................           27,810              28,368              28,107
       Regulatory assets ..........................................           58,254              52,353              40,268
       Unamortized debt expense ...................................            3,899               3,973               3,950
       Partnership interests ......................................           11,431               7,350               6,879
       Other ......................................................           20,993              19,258              13,676
                                                                          ----------          ----------          ----------
                Total Deferred Charges and Other Assets ...........          303,332             279,925             260,121
                                                                          ----------          ----------          ----------

                          Total Assets ............................       $1,396,136          $1,379,506          $1,310,820
                                                                          ==========          ==========          ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     March 31,       December 31,        March 31,
                    CAPITALIZATION AND LIABILITIES                                      2006             2005               2005
                                                                                    -----------      ------------       -----------
                                                                                               (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized:
               15,762,000 shares outstanding, 16,862,087 shares issued,
               $0.10 par value ...............................................      $     1,686       $     1,686       $     1,686
        Paid-in capital ......................................................          351,230           351,230           351,230
        Retained earnings ....................................................          207,806           198,017           199,600
        Treasury stock (1,100,087 shares) ....................................          (46,252)          (46,252)          (46,252)
        Accumulated comprehensive income (loss) ..............................             (383)             (520)             (413)
        Capital stock expense ................................................             (328)             (328)             (328)
                                                                                    -----------       -----------       -----------
                Total Common Stock Equity ....................................          513,759           503,833           505,523
                                                                                    -----------       -----------       -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption .............................           21,027            21,027            21,027

        Long-term debt .......................................................          310,886           343,886           319,883
                                                                                    -----------       -----------       -----------
                Total Capitalization .........................................          845,672           868,746           846,433
                                                                                    -----------       -----------       -----------

Current Liabilities
        Current maturities of long-term debt .................................           33,000                --                --
        Notes payable ........................................................           29,000            30,000            10,000
        Accounts payable .....................................................           41,900            54,926            37,982
        Accrued interest .....................................................            2,697             5,156             2,477
        Dividends payable ....................................................            8,754             8,754             8,754
        Accrued vacation and payroll .........................................            5,785             5,845             6,779
        Customer deposits ....................................................            7,125             7,101             6,586
        Regulatory liabilities ...............................................               61               373               404
        Fair value of derivative instruments .................................              137               335                --
        Accrued income taxes .................................................           11,325                --            15,545
        Deferred revenues ....................................................            7,321             9,717             5,538
        Other ................................................................           11,111            11,964             5,303
                                                                                    -----------       -----------       -----------
                Total Current Liabilities ....................................          158,216           134,171            99,368
                                                                                    -----------       -----------       -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ...............................................          155,514           156,808           152,838
        Operating reserves ...................................................            6,393             6,216             6,341
        Accrued environmental remediation costs ..............................           22,709            22,772            22,894
        Accrued other post-employment benefit costs ..........................           27,639            24,945            19,476
        Accrued pension costs ................................................           28,347            18,806            23,719
        Other ................................................................           13,507            13,258            13,932
                                                                                    -----------       -----------       -----------
                Total Deferred Credits and Other Liabilities .................          254,109           242,805           239,200
                                                                                    -----------       -----------       -----------

Accumulated Deferred Income Tax ..............................................          138,139           133,784           125,819
                                                                                    -----------       -----------       -----------

Commitments and Contingencies (Note 11)

                         Total Capitalization and Liabilities ................      $ 1,396,136       $ 1,379,506       $ 1,310,820
                                                                                    ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the 3 Months Ended
                                                                                                    March 31,
                                                                                           2006                2005
                                                                                        ----------          ----------
Operating Activities:                                                                       (Thousands of Dollars)
   Net Income ...................................................................       $   18,300          $   20,339

        Adjustments to reconcile net income to net
             cash provided by (used in) operating activities:
                 Depreciation and amortization ..................................            8,952               9,086
                 Deferred income taxes - net ....................................               99                 366
                 Provision for uncollectibles ...................................            1,673               1,163
                 Accrued/deferred pension costs .................................           (3,858)             (4,153)

             Changes in operating assets and liabilities - net:
                 Accounts receivable, unbilled revenues and other receivables ...           (7,484)            (29,047)
                 Fuel, materials and supplies ...................................           (1,026)              6,521
                 Special deposits and prepayments ...............................           (2,634)             (1,155)
                 Accounts payable ...............................................          (13,026)             (5,436)
                 Accrued taxes and interest .....................................            8,866              16,627
                 Deferred natural gas and electric costs ........................           10,734               5,210
                 Customer benefit fund ..........................................           (2,474)             (1,350)
                 Other - net ....................................................           (6,682)             (3,114)
                                                                                        ----------          ----------

        Net Cash Provided By Operating Activities ...............................           11,440              15,057
                                                                                        ----------          ----------

Investing Activities:

        Purchase of temporary investments .......................................          (10,200)             (8,750)
        Proceeds from sale of temporary investments .............................           12,700               8,550
        Additions to utility plant and other property and plant .................          (12,390)            (13,072)
        Issuance of notes receivable ............................................           (1,590)                 --
        Acquisitions made by competitive business subsidiaries ..................             (405)                 --
        Other - net .............................................................             (525)               (453)
                                                                                        ----------          ----------

        Net Cash Used in Investing Activities ...................................          (12,410)            (13,725)
                                                                                        ----------          ----------

Financing Activities:

        Redemption of preferred stock ...........................................               --                  (3)
        Net repayments of short-term debt .......................................           (1,000)             (2,000)
        Dividends paid on common stock ..........................................           (8,511)             (8,512)
        Debt issuance costs .....................................................              (21)                 --
                                                                                        ----------          ----------

        Net Cash Used in Financing Activities ...................................           (9,532)            (10,515)
                                                                                        ----------          ----------

Net Change in Cash and Cash Equivalents .........................................          (10,502)             (9,183)

Cash and Cash Equivalents - Beginning of Year ...................................           49,410              70,417
                                                                                        ----------          ----------

Cash and Cash Equivalents - End of Period .......................................       $   38,908          $   61,234
                                                                                        ==========          ==========

Supplemental Disclosure of Cash Flow Information

        Interest paid ...........................................................       $    7,621          $    6,202

        Federal and State income tax paid .......................................       $      138          $       94

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                            For the 3 Months Ended March 31,
                                                                                  2006               2005
                                                                               ----------        ----------
                                                                                   (Thousands of Dollars)
Operating Revenues
  Electric .............................................................       $  136,047        $  126,658
  Natural gas ..........................................................           70,809            63,430
                                                                               ----------        ----------
      Total Operating Revenues .........................................          206,856           190,088
                                                                               ----------        ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .........           85,840            78,421
    Purchased natural gas ..............................................           51,727            43,204
    Other expenses of operation ........................................           28,495            24,730
  Depreciation and amortization ........................................            7,455             7,502
  Taxes, other than income tax .........................................            7,527             7,830
                                                                               ----------        ----------
      Total Operating Expenses..........................................          181,044           161,687
                                                                               ----------        ----------

Operating Income .......................................................           25,812            28,401
                                                                               ----------        ----------

Other Income and Deductions
  Interest on regulatory assets and other interest income ..............            1,929             1,881
  Other - net ..........................................................             (119)             (659)
                                                                               ----------        ----------
      Total Other Income ...............................................            1,810             1,222
                                                                               ----------        ----------

Interest Charges
  Interest on long-term debt ...........................................            3,953             3,247
  Interest on regulatory liabilities and other interest ................            1,038             1,056
                                                                               ----------        ----------
      Total Interest Charges ...........................................            4,991             4,303
                                                                               ----------        ----------

Income before income taxes .............................................           22,631            25,320

Income taxes ...........................................................            9,578            10,330
                                                                               ----------        ----------

Net Income .............................................................           13,053            14,990

Dividends Declared on Cumulative Preferred Stock .......................              242               242
                                                                               ----------        ----------

Income Available for Common Stock ......................................       $   12,811        $   14,748
                                                                               ==========        ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                    For the 3 Months Ended March 31,
                                                        2006              2005
                                                      -------            -------
                                                        (Thousands of Dollars)
Net Income ...............................            $13,053            $14,990

Other Comprehensive Income ...............                 --                 --
                                                      -------            -------

Comprehensive Income .....................            $13,053            $14,990
                                                      =======            =======

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     March 31,        December 31,         March 31,
                                  ASSETS                                               2006               2005                2005
                                                                                    ----------        ------------        ----------
                                                                                                (Thousands of Dollars)
Utility Plant
       Electric ...........................................................         $  742,799         $  739,775         $  703,958
       Natural gas ........................................................            227,360            226,859            215,414
       Common .............................................................            108,009            107,581            105,143
                                                                                    ----------         ----------         ----------
                                                                                     1,078,168          1,074,215          1,024,515

       Less:  Accumulated depreciation ....................................            338,414            333,164            320,434
                                                                                    ----------         ----------         ----------
                                                                                       739,754            741,051            704,081

       Construction work in progress ......................................             45,929             38,460             47,279
                                                                                    ----------         ----------         ----------
               Net Utility Plant ..........................................            785,683            779,511            751,360
                                                                                    ----------         ----------         ----------

Other Property and Plant - net ............................................                723                723                962
                                                                                    ----------         ----------         ----------

Current Assets
       Cash and cash equivalents ..........................................              3,233              4,232              3,090
       Accounts receivable -
             net of allowance for doubtful accounts of $3.7 million,
             $3.4 million, and $4.7 million, respectively .................             65,239             61,055             58,199
       Accrued unbilled utility revenues ..................................              8,444              9,334              8,862
       Other receivables ..................................................              2,376              2,868                887
       Fuel and materials and supplies - at average cost ..................             23,278             23,411             10,794
       Regulatory assets ..................................................             20,156             30,764             11,572
       Fair value of derivative instruments ...............................                 61                 --                404
       Special deposits and prepayments ...................................             18,533             16,168             15,766
       Accumulated deferred income tax ....................................             13,217              7,997             12,932
                                                                                    ----------         ----------         ----------
                Total Current Assets ......................................            154,537            155,829            122,506
                                                                                    ----------         ----------         ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ...................................            109,235             97,073             94,488
       Intangible asset - pension plan ....................................             20,217             20,217             22,291
       Regulatory assets ..................................................             58,254             52,353             40,268
       Unamortized debt expense ...........................................              3,899              3,973              3,950
       Other ..............................................................             12,080             11,653             10,507
                                                                                    ----------         ----------         ----------
                Total Deferred Charges and Other Assets ...................            203,685            185,269            171,504
                                                                                    ----------         ----------         ----------

                          Total Assets ....................................         $1,144,628         $1,121,332         $1,046,332
                                                                                    ==========         ==========         ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                March 31,          December 31,           March 31,
                        CAPITALIZATION AND LIABILITIES                            2006                 2005                 2005
                                                                              -----------          ------------         -----------
                                                                                             (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) ..............         $    84,311          $    84,311          $    84,311
        Paid-in capital .............................................             174,980              174,980              174,980
        Retained earnings ...........................................              56,120               43,309               31,892
        Capital stock expense .......................................              (4,961)              (4,961)              (4,961)
                                                                              -----------          -----------          -----------
                Total Common Stock Equity ...........................             310,450              297,639              286,222
                                                                              -----------          -----------          -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ....................              21,027               21,027               21,027

        Long-term Debt ..............................................             310,886              343,886              319,883
                                                                              -----------          -----------          -----------
                Total Capitalization ................................             642,363              662,552              627,132
                                                                              -----------          -----------          -----------

Current Liabilities
        Current maturities of long-term debt ........................              33,000                   --                   --
        Notes Payable ...............................................              29,000               30,000               10,000
        Accounts payable ............................................              31,209               40,884               29,226
        Accrued interest ............................................               2,697                5,156                2,477
        Dividends payable - preferred stock .........................                 242                  242                  242
        Accrued vacation and payroll ................................               4,632                4,566                5,315
        Customer deposits ...........................................               6,959                6,932                6,443
        Regulatory liabilities ......................................                  61                  373                  404
        Fair value of derivative instruments ........................                  --                  315                   --
        Accrued income taxes ........................................              10,306                  324               10,891
        Other .......................................................               5,704                6,895                3,856
                                                                              -----------          -----------          -----------
                Total Current Liabilities ...........................             123,810               95,687               68,854
                                                                              -----------          -----------          -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ......................................             155,514              156,808              152,838
        Operating reserves ..........................................               5,319                5,137                5,686
        Accrued environmental remediation costs .....................              19,500               19,500               19,500
        Accrued other post-employment benefit costs .................              27,639               24,945               19,476
        Accrued pension costs .......................................              28,347               18,806               23,719
        Other .......................................................              11,343               11,094                8,609
                                                                              -----------          -----------          -----------
                Total Deferred Credits and Other Liabilities ........             247,662              236,290              229,828
                                                                              -----------          -----------          -----------

Accumulated Deferred Income Tax .....................................             130,793              126,803              120,518
                                                                              -----------          -----------          -----------

Commitments and  Contingencies (Note 11)

                Total Capitalization and Liabilities ................         $ 1,144,628          $ 1,121,332          $ 1,046,332
                                                                              ===========          ===========          ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              For the 3 Months Ended
                                                                                                     March 31,
                                                                                              2006               2005
                                                                                           ----------        ----------
Operating Activities:                                                                          (Thousands of Dollars)
       Net Income ..................................................................       $   13,053        $   14,990

         Adjustments to reconcile net income to net
            cash provided by (used in) operating activities:
              Depreciation and amortization ........................................            7,455             7,502
              Deferred income taxes - net ..........................................             (174)              213
              Provision for uncollectibles .........................................            1,366               916
              Accrued/deferred pension costs .......................................           (3,858)           (4,153)

         Changes in operating assets and liabilities - net:
              Accounts receivable, unbilled revenues and other receivables .........           (4,168)          (19,982)
              Fuel, materials and supplies .........................................              133             6,413
              Special deposits and prepayments .....................................           (2,365)              215
              Accounts payable .....................................................           (9,675)           (3,725)
              Accrued taxes and interest ...........................................            7,523            13,112
              Deferred natural gas and electric costs ..............................           10,734             5,210
              Customer benefit fund ................................................           (2,474)           (1,350)
              Other - net ..........................................................           (5,117)             (859)
                                                                                           ----------        ----------

         Net Cash Provided by Operating Activities .................................           12,433            18,502
                                                                                           ----------        ----------

Investing Activities:

         Additions to plant ........................................................          (11,986)          (12,346)
         Other - net ...............................................................             (183)             (548)
                                                                                           ----------        ----------

         Net Cash Used in Investing Activities .....................................          (12,169)          (12,894)
                                                                                           ----------        ----------

Financing Activities:

         Redemption of preferred stock .............................................               --                (3)
         Net repayments of short-term debt .........................................           (1,000)           (2,000)
         Dividends paid on cumulative preferred stock ..............................             (242)             (242)
         Dividends paid to parent - Energy Group ...................................               --            (8,500)
         Debt issuance costs .......................................................              (21)               --
                                                                                           ----------        ----------

         Net Cash Used In Financing Activities .....................................           (1,263)          (10,745)
                                                                                           ----------        ----------

Net Change in Cash and Cash Equivalents ............................................             (999)           (5,137)

Cash and Cash Equivalents - Beginning of Year ......................................            4,232             8,227
                                                                                           ----------        ----------

Cash and Cash Equivalents - End of Period ..........................................       $    3,233        $    3,090
                                                                                           ==========        ==========

Supplemental Disclosure of Cash Flow Information

         Interest paid .............................................................       $    6,733        $    5,493

         Federal and State income tax paid .........................................       $       30                --

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - GENERAL

Basis of Presentation

      This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to the Consolidated Financial Statements apply to both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, which include Central Hudson and Energy Group's non-utility subsidiary, Central Hudson Enterprises Corporation ("CHEC" and, together with its subsidiaries, the "competitive business subsidiaries"). CHEC subsidiary Griffith Energy Services, Inc. ("Griffith") (and prior to its merger with Griffith as of December 31, 2005, SCASCO, Inc.) is referred to herein as the "fuel distribution business."

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2005 (the "Corporations' 10-K Annual Report").

      Energy Group's and Central Hudson's balance sheets as of March 31, 2005, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

      Central Hudson's and Griffith's operations are seasonal in nature and weather- sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

      For purposes of the Consolidated Statement of Cash Flows, Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

Revision In the Classification of Certain Securities

      In connection with the preparation of this report and the classification of Auction Rate Securities and Variable Rate Demand Notes, Energy Group concludes that it is appropriate to classify these securities in the consolidated balance sheets for Energy Group as short-term investments - available-for-sale securities. Previously, these investments had been classified as cash and cash equivalents. As a result of this revision in classification, Energy Group has also made corresponding adjustments to its consolidated statement of cash flows for all periods presented to reflect the gross purchases and liquidation of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents. This revision in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations or financial covenants and does not affect previously reported cash flows from operating or financing activities. The consolidated financial statements of Central Hudson were not affected by this revision in classification.

      The impact on net cash from investing activities for the three months ended March 31, 2005, was a decrease of $0.2 million for activity relating to these investments. The revision in classification for prior period consolidated balance sheets resulted in a decrease to cash and cash equivalents and the reporting of short-term investment balances of $42.1 million and $48.9 million at December 31, 2005, and March 31, 2005, respectively.

Accounting for Derivative Instruments and Hedging Activities

Regulated Electric and Natural Gas Businesses

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. At March 31, 2006, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was a net unrealized gain of $61,000. This compares to a fair value at December 31, 2005, of ($315,000), a net unrealized loss, and a fair value of $404,000 at March 31, 2005, a net unrealized gain. At March 31, 2006, Central Hudson had open derivative contracts hedging approximately 4.9% of its projected electricity requirements for the month of June 2006 and had no open contracts hedging its natural gas requirements. Central Hudson recorded actual net losses of $4.2 million on such hedging activities for the quarter ended March 31, 2006, as compared to a net loss of $720,000 for the same period in 2005.

      Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs and are deferred for return to or recovery from customers under Central Hudson's electric and natural gas energy cost adjustment clauses as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 71, entitled Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). Central Hudson also entered into weather derivative contracts for the three months of the heating seasons ended March 31, 2006, and 2005, to hedge the effect of weather on sales of electricity and natural gas. No settlement payments were required to or from counter-parties during the three months ended March 31, 2006, and settlement amounts recorded for this same period in 2005 were not material.

      On April 1, 2006, Central Hudson replaced its expiring interest rate cap agreement with a new two-year agreement through April 1, 2008, with similar terms as the expired agreement. As discussed in Note 1 - "Summary of Significant Accounting Policies" of the Corporations' 10-K Annual Report, this rate cap agreement hedges the variability in interest rates related to Central Hudson's bonds issued by the New York State Energy Research Development Authority. Central Hudson also has in place a true-up mechanism authorized by the PSC for the deferral of differences between actual variable interest rates and costs embedded in customer rates. The premium costs and any realized benefits from the rate cap agreement also pass through this regulatory mechanism.

Fuel Distribution Business

      The fair value of Griffith's open derivative positions at March 31, 2006, and 2005, and the fair value of derivative instruments at December 31, 2005, were not material. Derivatives outstanding at March 31, 2006, included call and put options designated as cash flow hedges for fuel oil purchases through May 2006. These options hedge approximately 2.7% of Griffith's total projected fuel oil requirements for April and

May 2006. Actual net gains and losses recorded during each of the three months ended March 31, 2006, and 2005, were also not material.

      In the first quarter of 2006, Griffith also entered into derivative contracts to hedge a portion (714,000 gallons) of its fuel oil inventory. These derivative instruments, comprised of calendar average New York Mercantile Exchange ("NYMEX") swaps, were designated as a fair value hedge of inventory. The fair value of these instruments at March 31, 2006, and the first quarter impact to earnings was not material. These hedged gallons represent approximately 2.8% of the fuel distribution business's total projected requirements for the months of November and December 2006.

      Griffith also entered into weather derivative contracts for the three months of the heating seasons ended March 31, 2006, and 2005. Settlement amounts for the comparative quarters were not material.

Parental Guarantees

      Energy Group and certain of the competitive business subsidiaries have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third-parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes. In addition, Energy Group agreed to guarantee the post-closing obligations of former subsidiary Central Hudson Energy Services, Inc. ("CH Services") under the agreement related to the sale of former subsidiary CH Resources, Inc. ("CH Resources"), which guarantee now applies to CHEC. Reference is made to Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report under the captions "Parental Guarantees" and "Product Warranties" and to Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report under the caption "CHEC."

      The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At March 31, 2006, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $7.6 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in Energy Group's Consolidated Balance Sheet. Energy Group's approximate aggregate potential liability for product warranties at March 31, 2006, had not changed from that reported at December 31, 2005, which was $101,000.

Goodwill and Other Intangible Assets

      Reference is made to Note 5 - "Goodwill and Other Intangible Assets" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Intangible assets include separate, identifiable, intangible assets such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.4 million. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Goodwill balances are tested annually and are retested between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

---------------------------------------------------------------------------------------------------------------------------
                                       March 31, 2006              December 31, 2005                 March 31, 2005
---------------------------------------------------------------------------------------------------------------------------
                                  Gross                         Gross                             Gross
                                Carrying     Accumulated       Carrying      Accumulated        Carrying     Accumulated
                                 Amount      Amortization       Amount       Amortization        Amount      Amortization
---------------------------------------------------------------------------------------------------------------------------
Customer Lists                  $40,578         $13,429         $40,448         $12,754         $38,371         $10,811
---------------------------------------------------------------------------------------------------------------------------
Covenants Not to Compete          1,699           1,038           1,669             995           1,439             892
---------------------------------------------------------------------------------------------------------------------------
Total Amortizable
Intangibles                     $42,277         $14,467         $42,117         $13,749         $39,810         $11,703
---------------------------------------------------------------------------------------------------------------------------

      Amortization expense was $0.7 million for each of the three-month periods ended March 31, 2006, and 2005. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $2.8 million.

      The carrying amount for goodwill not subject to amortization was $51.5 million as of March 31, 2006, $51.3 million as of December 31, 2005, and $50.5 million as of March 31, 2005.

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

      Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 143, entitled Accounting for Asset Retirement Obligations ("SFAS 143"), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $94.1 million, $92.2 million, and $89.6 million of net cost of removal as regulatory liabilities as of March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

      FASB Interpretation No. 47, entitled Accounting for Conditional Asset Retirement Obligations ("FIN 47"), clarifies the term "conditional asset retirement obligation" as used in SFAS 143 to refer to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. In accordance with FIN 47, Energy Group recorded depreciation expense on the asset retirement obligations and accretion expense on the liabilities for the three months ended March 31, 2006. These amounts were not material. For further information regarding FIN 47, see the caption "Depreciation and Amortization" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      For financial statement purposes, the fuel distribution business's depreciation provisions are computed on the straight-line method using depreciation rates based on the estimated useful lives of depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

      Accumulated depreciation for the fuel distribution business was $15.3 million, $14.9 million, and $12.5 million as of March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

      Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset's expected useful life. See the caption "Goodwill and Other Intangible Assets" of this Note 2 for further discussion.

Earnings Per Share

      In the calculation of earnings per share (basic and diluted) of Energy Group's common stock ("Common Stock"), earnings for Energy Group are reduced by the preferred stock dividends of Central Hudson. The average dilutive effect of Energy Group's stock options and performance shares was 14,971 shares and 8,191 shares for the quarters ended March 31, 2006, and 2005, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for each of the periods presented. The number of shares of Common Stock represented by the options excluded from the above calculation was 35,700 shares and 36,900 shares for the three-month periods ended March 31, 2006, and 2005, respectively. For additional information regarding stock options and performance shares, see Note 8 - "Equity-Based Compensation Incentive Plans."

Equity-Based Compensation

      Energy Group has an equity-based employee compensation plan that is described in Note 8 - "Equity-Based Compensation Incentive Plans."

FIN 46R - Consolidation of Variable Interest Entities

      Reference is made to the subcaption "FIN 46 - Consolidation of Variable Interest Entities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any variable interest entities that currently require consolidation under the provisions of FIN 46R.

Reclassification

      Certain amounts in the 2005 Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

NOTE 3 - REGULATORY MATTERS

      Reference is made to Note 2 - "Regulatory Matters" under caption "Rate Proceedings - Electric and Natural Gas" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      In April 2006, Central Hudson, PSC Staff, and other parties served on all parties a negotiated Joint Proposal ("2006 Joint Proposal") to be considered by the PSC in Central Hudson's current electric and natural gas rate proceeding. The PSC may accept, reject, or modify the 2006 Joint Proposal. Under the terms of the 2006 Joint Proposal, an increase to electric delivery revenues of $53.7 million over the three-year term is to be phased in with annual electric delivery rate increases of approximately $17.9 million as of July 1, 2006, July 1, 2007, and July 1, 2008. A natural gas delivery revenue increase of $14.1 million is to be phased-in over two years with natural gas delivery rate increases of $8 million as of July 1, 2006, and $6.1 million as of July 1, 2007.

      The 2006 Joint Proposal recommends delivery rates based on a return on equity of 9.6% with an earnings sharing threshold of 10.6%, above which Central Hudson is to share earnings with customers. Rates are based on a capital structure which includes 45% common equity, but the actual proportion of common equity up to a limit of 47% may be used in determining the return on common equity for the purpose of earnings sharing. Other provisions in the 2006 Joint Proposal include the continued recovery of all purchased natural gas and electric costs, capital expenditure targets to fund investments in its electric and natural gas infrastructure, and expense allowances for the recovery of operating costs including transmission and distribution right of way management, pension and other post-employment benefits ("OPEB") expenses, manufactured gas plant ("MGP") site remediation, and stray voltage testing. The 2006 Joint Proposal also recommends a revised program to assist low-income customers in paying their energy bills, as well as continued funding of programs to encourage customers to explore new opportunities available through the competitive retail supply markets.

      All of the provisions of the 2006 Joint Proposal are subject to final PSC approval, which could occur at the earliest at its June 20, 2006, session. A copy of the 2006 Joint Proposal is available on Energy Group's website at www.CHEnergyGroup.com, until superceded by final PSC Order.

NOTE 4 - ACQUISITIONS, INVESTMENTS, AND DIVESTITURES

      Reference is made to Note 4 - "Acquisition, Investments, and Divestitures" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

Acquisitions

      During the first quarter of 2006, Griffith acquired certain assets of one fuel distribution company for a total of $390,000. The amount charged to intangible assets (including goodwill) was $305,000, of which $145,000 was charged to goodwill. The principal tangible assets acquired were vehicles.

      Subsequent to March 31, 2006, Griffith acquired certain assets of three fuel distribution companies for a total of $1.2 million. The amount charged to intangible assets (including goodwill) was $1.1 million, of which $502,000 was charged to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts. All three acquisitions have earn-out provisions, which may increase the purchase price if certain sales volumes are attained.

Investments

      Reference is made to the subcaption "Investments" of Note 4 - "Acquisitions, Investments, and Divestitures" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      As of January 2006, Cornhusker Energy Lexington Holdings, LLC ("Cornhusker Holdings") had begun operation of its fuel ethanol production facility, located in Lexington, Nebraska. As of March 9, 2006, an additional $2.0 million of the $8.0 million of subordinated notes issued by Cornhusker Holdings had been acquired by CHEC, bringing the total acquired to-date to $5.0 million.

      As of March 10, 2006, CH-Community Wind Energy, LLC, a joint venture between CHEC and Community Energy, Inc., has closed on its investment in the Bear Creek and Jersey Atlantic wind farm projects, which are both commercially operational. CH Community Wind Energy, LLC owns a 10% minority interest in these projects.

      On April 12, 2006, CHEC purchased a majority interest in Lyonsdale Biomass, LLC ("Lyonsdale Biomass") for $9.8 million from Catalyst Renewables Corporation. Catalyst remains the owner of a minority share of Lyonsdale Biomass and will provide asset management services. Lyonsdale Biomass owns and operates a 19-megawatt wood-fired electric generating plant, which was built in 1992. The plant is located in Lyonsdale, New York, which is about 35 miles northwest of Utica, New York. The output of the plant will be sold at fixed prices to an investment grade rated counter-party beginning May 1, 2006, and ending December 31, 2014.

NOTE 5 - SHORT-TERM INVESTMENTS

      Energy Group's short-term investments consist of Auction Rate Securities ("ARSs") and Variable Rate Demand Notes ("VRDNs"), which have been classified as current available-for-sale securities pursuant to the provisions of SFAS No. 115, entitled Accounting for Certain Investments in Debt and Equity Securities. ARSs and VRDNs are debt instruments with a long-term nominal maturity and a mechanism that resets the interest rate at regular intervals. Energy Group's investments include tax-exempt ARSs and VRDNs with interest rates that are reset anywhere from 7 to 35 days. These investments are available to fund current operations or to provide funding in accordance with Energy Group's strategy to redeploy equity into its subsidiaries. Due to the nature of these securities with regard to their interest reset periods, the aggregate carrying value approximates their fair value, thereby not impacting shareholders equity with regard to unrealized gains and losses. The aggregate fair value of these short-term investments was $39.6 million at March 31, 2006, $42.1 million at December 31, 2005, and $48.9 million at March 31, 2005. Cash flows from the purchases and liquidation of these investments are reported separately as investing activities in Energy Group's consolidated statements of cash flow.

NOTE 6 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 12 - "Segments and Related Information" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of CHEC. Under the heading "Unregulated - Other" are the investments and business development activities of Energy Group and the energy efficiency and investment activities of CHEC, including its ownership interests in ethanol, wind, and biomass energy projects.

      Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, Central Hudson property common to both electric and natural gas segments, and the depreciation of Central Hudson common property have been allocated in accordance with practices established for regulatory purposes.

      Central Hudson's and Griffith's operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

CH Energy Group, Inc. Segment Disclosure

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Quarter Ended March 31, 2006
    (In Thousands, Except                      -------------------------------------------------------------------------------------
     Earnings Per Share)                              Regulated                  Unregulated             Eliminations       Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Fuel
                                                Electric     Natural Gas   Distribution     Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from  external customers               $  136,047    $   70,809    $  109,835    $      540       $       --     $  317,231
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                    3           205            --            --             (208)            --
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                               $  136,050    $   71,014    $  109,835    $      540       $     (208)    $  317,231
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                    $   11,372    $   11,017    $    7,196    $    1,474       $       --     $   31,059
------------------------------------------------------------------------------------------------------------------------------------
Net income                                      $    6,443    $    6,368    $    4,318    $    1,171       $       --     $   18,300
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Diluted                    $     0.41    $     0.41    $     0.27    $     0.07(1)    $       --     $     1.16
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at March 31, 2006                $  849,802    $  294,826    $  158,549    $   93,771       $     (812)    $1,396,136
------------------------------------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business activities was $0.02 per share, with the balance of $0.05 per share resulting primarily from interest income and business development activities.

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Quarter Ended March 31, 2005
    (In Thousands, Except                      -------------------------------------------------------------------------------------
     Earnings Per Share)                              Regulated                  Unregulated             Eliminations       Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Fuel
                                                Electric     Natural Gas   Distribution     Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                $  126,658    $   63,430    $   95,756    $      245       $       --     $  286,089
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                    3           167            --            --             (170)            --
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                               $  126,661    $   63,597    $   95,756    $      245       $     (170)    $  286,089
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                    $   12,839    $   12,239    $    7,770    $    1,263       $       --     $   34,111
------------------------------------------------------------------------------------------------------------------------------------
Net income                                      $    7,494    $    7,254    $    4,663    $      928       $       --     $   20,339
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Diluted                    $     0.47    $     0.46    $     0.29    $     0.06(1)    $       --     $     1.28
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at March 31, 2005                $  781,256    $  265,076    $  149,305    $  115,974       $     (791)    $1,310,820
------------------------------------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business activities was $0.01 per share, with the balance of $0.05 per share resulting from interest income and business development activity.

Central Hudson Gas & Electric Corporation Segment Disclosure

------------------------------------------------------------------------------------------------------------------------
           (In Thousands)                                   Quarter Ended March 31, 2006
------------------------------------------------------------------------------------------------------------------------
                                                 Electric           Natural Gas         Eliminations             Total
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                $  136,047          $   70,809          $       --           $  206,856
------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                    3                 205                (208)                  --
------------------------------------------------------------------------------------------------------------------------
 Total Revenues                                 $  136,050          $   71,014          $     (208)          $  206,856
------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                    $   11,493          $   11,138          $       --           $   22,631
------------------------------------------------------------------------------------------------------------------------
Net Income                                      $    6,627          $    6,426          $       --           $   13,053
------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock               $    6,443          $    6,368          $       --           $   12,811
------------------------------------------------------------------------------------------------------------------------
Segment Assets at March 31, 2006                $  849,802          $  294,826          $       --           $1,144,628
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
           (In Thousands)                                   Quarter Ended March 31, 2005
------------------------------------------------------------------------------------------------------------------------
                                                 Electric           Natural Gas         Eliminations             Total
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                $  126,658          $   63,430          $       --           $  190,088
------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                    3                 167                (170)                  --
------------------------------------------------------------------------------------------------------------------------
 Total Revenues                                 $  126,661          $   63,597          $     (170)          $  190,088
------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                    $   13,021          $   12,299          $       --           $   25,320
------------------------------------------------------------------------------------------------------------------------
Net Income                                      $    7,676          $    7,314          $       --           $   14,990
------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock               $    7,494          $    7,254          $       --           $   14,748
------------------------------------------------------------------------------------------------------------------------
Segment Assets at March 31, 2005                $  781,049          $  265,283          $       --           $1,046,332
------------------------------------------------------------------------------------------------------------------------

NOTE 7 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

      Reference is made to the captions "New Accounting Standards and Other FASB Projects - Standards Implemented" and "New Accounting Standards and Other FASB Projects - Standards to be Implemented" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement Upon the Occurrence of a Contingent Event

      On February 3, 2006, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-4, entitled Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement Upon the Occurrence of a Contingent Event ("FSP FAS 123 (R)-4"). This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, such as a change in control or other liquidity event of the company, death or disability of the holder, or an initial public offering. FSP FAS 123(R)-4 amends FASB Statement 123(R) entitled, Share-Based Payment ("SFAS 123(R)"), to address such situations.

      The guidance in this FSP is effective with the adoption of SFAS 123(R). For Energy Group, SFAS 123(R) was adopted effective January 1, 2006. At this time, this FSP is not anticipated to have any significant impact on the financial condition, results of operations, or cash flows or Energy Group or its subsidiaries.

Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements Nos. 133 and 140

      In March 2006, the FASB issued SFAS No. 155 entitled Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 ("SFAS 155"). SFAS 155 modifies requirements for financial reporting for certain hybrid financial instruments by requiring more consistent accounting which eliminates exemptions and provides a means to simplify the accounting for these instruments. SFAS 155 also resolves issues addressed in Statement 133 Implementing Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.

      SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier application permitted. If applicable, Energy Group would expect to adopt SFAS 155 as of January 1, 2007. At this time, the implementation of SFAS 155 is not expected to have a material impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

FASB Proposed Statement: Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statement Nos. 87, 88, 106, and 132(R)

      On March 31, 2006, FASB issued an exposure draft of a proposed Statement intended to improve existing reporting for defined benefit post-retirement plans. This proposed Statement would require an employer that sponsors a defined benefit post-retirement plan to report the current economic status (i.e. the overfunded or underfunded status) of the plan in its statement of financial position, which would eliminate the need for a reconciliation in the notes to its financial statements. Moreover, the proposed Statement would also require an employer to measure the plan assets and plan obligations as of the date of its statement of financial position rather than as of a measurement date that is up to three months before the end of its fiscal year. As a result of this proposed Statement, reported financial information would measure plan assets and benefit obligations on the same date as the employer's assets and liabilities and reflect all changes in a plan's overfunded or underfunded status as such changes arise.

      This proposed Statement is expected to be finalized in September 2006 and become effective for fiscal years ending after December 15, 2006, which for Energy Group would be fiscal year ended December 31, 2006. The FASB's proposal to change the measurement date would be effective for Energy Group in 2007. However, under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers its net periodic pension costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. As a result, it is not expected that this Statement will have a significant impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

NOTE 8 - EQUITY-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 10 - "Equity-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan (the "2000 Plan") described therein.

      Energy Group has adopted a Long-Term Equity Incentive Plan (the "2006 Plan") to replace the 2000 Plan. The 2006 Plan was approved by shareholders on April 25, 2006. The 2000 Plan has been terminated, with no new awards to be granted under such plan. Outstanding awards granted under the 2000 Plan will continue in accordance with their terms and the provisions of the 2000 Plan.

      The 2006 Plan reserves up to a maximum of 300,000 shares of Common Stock for awards to be granted under the 2006 Plan. Awards may consist of stock option rights, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, and other awards that Energy Group may authorize. Energy Group's Compensation Committee may also, from time to time and upon such terms and conditions as it may determine, authorize the granting to non-employee directors of stock option rights, stock appreciation rights, restricted shares, and restricted stock units.

      In addition to the aggregate limit in the awards described above, the 2006 Plan imposes various sub-limits on the number of shares of Common Stock that may be issued or transferred under the 2006 Plan. The aggregate number of shares of Common Stock actually issued or transferred by Energy Group upon the exercise of incentive stock options shall not exceed 300,000 shares. No participant shall be granted stock option rights and stock appreciation rights, in aggregate, for more than 15,000 shares of Common Stock during any calendar year. No participant in any calendar year shall receive an award of performance shares or restricted shares that specify management objectives, in the aggregate, for more than 20,000 shares of Common Stock, or performance units having an aggregate maximum value as of their respective date of grant in excess of $1,000,000. The number of shares of Common Stock issued as stock appreciation rights, restricted shares, and restricted stock units (after taking forfeitures into account) shall not exceed, in the aggregate, 100,000 shares of Common Stock.

      Performance shares were granted, in aggregate, to executives covered under the 2000 Plan in the amount of 29,300 shares, and 23,000 shares, on January 1, 2004, and January 1, 2005, respectively. Performance shares were granted, in aggregate, to executives covered under the 2006 Plan in the amount of 20,710 shares on April 25, 2006. Due to the retirement of Energy Group's former Chairman in mid-2004, pro-rated shares of the 2004 grants were awarded to him in 2004. As of March 31, 2006, the number of these performance shares that remain outstanding are as follows:
19,800 from the 2004 grant; 23,000 from the 2005 grant; and 20,710 from the 2006 grant. The ultimate number of shares earned under the awards is based on metrics established by Energy Group's Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award. Compensation expense recorded related to performance shares for the quarters ended March 31, 2006, and 2005, were not material.

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group and its subsidiaries under the 2000 Plan as of March 31, 2006, is as follows:

                                                         Weighted        Weighted
                                                          Average         Average
                                   Stock Option          Exercise        Remaining
                                       Shares              Price       Life in Years
                                   ------------         ----------     -------------
Outstanding at 12/31/05                 73,300            $46.18            5.99
      Granted                               --                --              --
      Exercised                         (6,920)           $44.85
      Expired/Cancelled                     --                --              --
                                   -----------            ------          ------
Outstanding at 3/31/06                  66,380            $46.32            5.81
                                   ===========            ======          ======

Total Shares Outstanding            15,762,000
Potential Dilution                     0.4%

      A total of 6,920 non-qualified stock options with exercise prices of $31.94, $44.06, and $48.62 were exercised during the quarter ended March 31, 2006. Total intrinsic value of options exercised was not material.

      Compensation expense recorded for the quarters ended March 31, 2006, and 2005, was not material. The balance accrued at March 31, 2006, for outstanding stock options was $204,000.

      The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2006, by exercise price:

                                                  Weighted Average
                          Number of Options           Remaining           Number of Options      Number of Options
    Exercise Price           Outstanding            Life in Years            Exercisable         Remaining to Vest
    --------------           -----------            -------------            -----------         -----------------
        $31.94                  1,040                   3.75                    1,040                     --
        $44.06                 29,640                   4.75                   29,640                     --
        $48.62                 35,700                   6.75                   28,455                  7,245
                               ------                   ----                   ------                  -----
                               66,380                   5.81                   59,135                  7,245

      The weighted average exercise price of options remaining to vest is $48.62, with a weighted average remaining life of 6.75 years.

      Energy Group adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application. Under this application, all new awards as of January 1, 2006, and any outstanding awards that may be modified, repurchased, or cancelled will be accounted for under SFAS 123(R).

NOTE 9 - INVENTORY

      Inventory for Energy Group includes the inventory of Central Hudson and Griffith. Inventory for Central Hudson is valued at average cost. Inventory for CHEC is valued using the "first-in, first-out" (or "FIFO") inventory method.

--------------------------------------------------------------------------------
                                                      Energy Group
                                                      ------------
--------------------------------------------------------------------------------
                                            March 31,   December 31,   March 31,
                                              2006          2005         2005
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

Natural Gas                                  $16,404       $16,512       $ 4,261
--------------------------------------------------------------------------------

Petroleum Products and Propane                 5,216         4,138         3,222
--------------------------------------------------------------------------------

Materials and Supplies                         7,756         7,700         7,455
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                        $29,376       $28,350       $14,938
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                      Central Hudson
                                                      --------------
--------------------------------------------------------------------------------
                                            March 31,   December 31,   March 31,
                                              2006          2005         2005
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

Natural Gas                                  $16,404       $16,512       $ 4,261
--------------------------------------------------------------------------------

Petroleum Products and Propane                   740           758           632
--------------------------------------------------------------------------------

Materials and Supplies                         6,134         6,141         5,901
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                        $23,278       $23,411       $10,794
--------------------------------------------------------------------------------

      The significant increase in the value of the natural gas, petroleum products, and propane inventory at March 31, 2006, when compared to March 31, 2005, is due largely to an increase in the wholesale prices of those commodities and the quantity of natural gas remaining in storage due to the mild winter.

NOTE 10 - POST-EMPLOYMENT BENEFITS

      The following are the components of Central Hudson's net periodic benefits costs for its pension and OPEB plans for the quarters ended March 31, 2006, and 2005. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of FASB Staff Position 106-2, entitled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.


                                                            Quarter Ended March 31,
                                                  Pension Benefits                      OPEB
                                             -------------------------       -------------------------
                                                2006            2005            2006            2005
                                                   (In Thousands)                  (In Thousands)
                                             -------------------------       -------------------------
Service cost                                 $   1,985       $   1,837       $   1,070       $     968

Interest cost                                    5,577           5,489           2,258           2,395

Expected return on plan assets                  (6,709)         (5,808)         (1,433)         (1,279)

Amortization of:
     Prior service cost                            542             535            (314)            (37)
     Transitional (asset) or obligation             --              --             641             642

Recognized actuarial (gain) or loss              3,240           3,331           1,848           1,669
                                             ---------       ---------       ---------       ---------

Net periodic benefit cost                    $   4,635       $   5,384       $   4,070       $   4,358
                                             =========       =========       =========       =========

      Decisions to fund Central Hudson's pension plan (the "Retirement Plan") are based on the value of plan assets relative to plan liabilities and available corporate resources. The liabilities are primarily affected by the discount rate used to determine benefit obligations. Contributions would likely be made to eliminate any Pension Benefit Guaranty Corporation variable rate premiums or to maintain a 90% gateway current liability funded level.

      Based on current practice, Central Hudson's actuarial consultant has estimated that total contributions to the Retirement Plan for the four-year period from 2006 to 2009 could range from no contribution to $45 million. The actual contributions could vary significantly based upon economic growth, inflation, and interest rate assumptions.

      Employer contributions for OPEBs totaled $1.2 million during the quarter ended March 31, 2006. The total contribution to be made in 2006 is expected to be similar to the 2005 amount of $6.1 million.

      Effective January 1, 2006, a non-qualified Supplemental Executive Retirement Plan replaced the non-qualified Supplementary Retirement Plan and the Retirement Benefit Restoration Plan.

      For additional information related to pensions and OPEB, please see Note 9
- "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to which reference is made.

City of Poughkeepsie

      On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York resulting in several deaths and damage to nearby residences. Eight separate lawsuits arising out of this incident have been commenced in New York State Supreme Court, County of Dutchess, by approximately 24 plaintiffs against Central Hudson and other defendants, each lawsuit alleging that Central Hudson supplied the Taylor Avenue residence with natural gas service for cooking purposes at the time of the fire. The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of such natural gas. The suits seek an aggregate of $528 million in compensatory damages for alleged property damage, personal injuries, wrongful death, and loss of consortium or services. Central Hudson has notified its insurance carrier, has denied liability, and is defending the lawsuits. Based on information known to Central Hudson at this time, including information from ongoing discovery proceedings in the lawsuits, Central Hudson believes that the likelihood it will have a liability in these lawsuits is remote.

Environmental Matters

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

Former Manufactured Gas Plant Facilities

      In 1986, the DEC added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six sites at which MGP owned or operated by Central Hudson or its predecessors were once located. Two additional former MGP sites were identified by Central Hudson but not placed on the Registry by the DEC. Three of the eight sites identified are in Poughkeepsie, New York (at Laurel Street, North Water Street, and North Perry Street); the remaining five sites are in Newburgh, Beacon, Saugerties, Kingston, and Catskill, New York. Central Hudson studied all eight sites to determine whether or not they contain any hazardous wastes which could pose a threat to the environment or public health and, if wastes were located at the sites, to determine whether or not remedial actions should be considered. The DEC subsequently removed the six sites it had previously placed on the Registry, subject to future revisions of its testing methods. As discussed below, the Laurel Street, North Water Street, North Perry Street, Newburgh, Beacon, and Catskill sites have been the subject of further agreements with the DEC.

      Central Hudson also became aware of information contained in a DEC Internet website indicating that, in addition to the eight sites referenced above, Central Hudson was attributed with responsibility for three additional MGP sites in New York State, located on Broadway in Kingston, at Vassar College in Poughkeepsie, and on Water Street in Newburgh. In response to the website, Central Hudson has shown the DEC that no MGP ever operated at the Broadway, Kingston location. Rather, the location is likely to have been used for an office associated with the MGP site at East Strand Street, Kingston. In addition, Central Hudson has shown the DEC that it never owned or operated an MGP site at Vassar College. The DEC has agreed to drop the Broadway, Kingston, and Vassar sites as attributed to Central Hudson. The site identified as the Water Street, Newburgh site is, to Central Hudson's knowledge, an MGP site that ceased operations in the 1880's. The land upon which the plant was located was sold in 1891, before the stock of the MGP site's former operator, Consumers Gas Company of Newburgh, New York was acquired in 1900-01 by Newburgh Light, Heat and Power Company, and which was later consolidated with several other companies to form Central Hudson. The DEC is currently considering whether it will agree to drop this site as attributable to Central Hudson.

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

      Further studies by Central Hudson of the City of Newburgh's property were provided to the DEC, which determined that the contaminants found may pose a significant threat to human health or the environment. As a result, Central Hudson developed a draft Feasibility Study Report ("Feasibility Report") which was filed with the DEC and provided to the City of Newburgh in 1999. After review of the Feasibility Report by the DEC and the New York State Department of Health ("DOH") and additional sampling by Central Hudson, Central Hudson submitted revised risk assessments in June 2001, which also encompassed additional cleanup of Hudson River sediments and property owned by the City of Newburgh.

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

      Central Hudson has entered into a contract with Blasland, Bouck and Lee ("BBL") of Syracuse, New York with a value up to $1.6 million. Under the contract, BBL, which has conducted all studies to-date at the site, will conduct additional required pre-design studies and will assist with development of remediation contract specifications and remediation construction oversight assistance, in accordance with the ROD. An initial schedule for remediating the site has been approved by the DEC and requires Central Hudson to submit and the DEC to approve the complete design and incorporated schedule of the remedy of the former MGP site by September 30, 2006, and for Central Hudson to submit and the DEC to approve the complete design and incorporated schedule of the remedy of adjacent property and of a certain portion of the Hudson River by December 31, 2007.

      As of March 31, 2006, approximately $12.4 million has been spent on the City of Newburgh matter, including the defense of the litigation described above. It is not possible to predict the extent of additional remediation costs that will be incurred in connection with this matter, but Central Hudson believes that such costs could be in excess of $17 million. As of March 31, 2006, a $17 million estimate regarding this matter has been recorded as liability, and the expenses have been deferred, subject to the provisions of a PSC Order issued on June 3, 1997, that granted permission for the deferral of these costs subject to an annual PSC review of the specific costs being deferred. The authority from the PSC to defer these costs does not assure future rate recovery.

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

      Other MGP Sites: Central Hudson conducted site assessments of the Poughkeepsie Laurel Street, North Water Street, and Beacon sites under Voluntary Cleanup Agreements negotiated in 2000 with the DEC to determine if there are any significant quantities of residues from the MGP operations on the sites and whether any such residues would require remediation. In March 2002, the DEC informed Central Hudson that both it and the DOH had approved Central Hudson's Supplemental Preliminary Site Assessment for the North Water Street site, which had concluded that the contamination at the site "does not appear to pose a significant threat to public health and the environment." At that time, the DEC and Central Hudson agreed that further investigation at the site would be given lower priority than work at the other Central Hudson MGP sites. In August 2002, however, an oily sheen on the Hudson River adjacent to this site was reported to the DEC. As a result, the DEC revised its priority determination with respect to the North Water Street site and has now given it a high priority for action. In 2004, Central Hudson received approval from the DEC for and conducted additional investigation work at the North Water Street site, which included field work on the site and in the adjacent Hudson River. A report detailing the work and data gathered was filed with the DEC early in 2005. Subsequently, in 2005, Central Hudson provided the DEC with an additional report of an investigation of subsurface conditions near the Hudson River and is presently analyzing the results of additional investigations that were requested by the DEC. Neither Energy Group nor Central Hudson can predict the outcome of the investigative work at this time.

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

      By 2003, Central Hudson had performed a full site investigation and proposed a remediation of the Laurel Street site. The DEC has requested that additional investigation be performed regarding the potential for off-site contamination. Central Hudson is currently in discussions with the DEC regarding the nature and extent of the additional investigation.

      In October 2000, Central Hudson was notified by the DEC that it had determined that the Poughkeepsie North Perry Street site posed little or no significant threat to the public and that no additional investigation or action was necessary at the present time. In the last year, the DEC has requested that Central Hudson perform very limited and focused additional investigation at the North Perry Street site. Central Hudson has recently proposed to the DEC a work plan for the additional investigation and expects the additional investigation to occur in 2006.

      During the fourth quarter of 2001, Central Hudson was advised that the DEC and the DOH found that no further remedial action was presently necessary at the Beacon site. In January 2006, Central Hudson was advised that property adjacent to the site of the former Beacon site appeared to have soil present that may be contaminated with MGP-related byproducts. In response to this information, Central Hudson has met with the DEC and is providing the additional information it has received characterizing the nature and extent of the contamination.

      The DEC has also requested that Central Hudson enter into a Brownfield Cleanup Agreement covering the Kingston, Saugerties, and Catskill sites. Regarding the Kingston site, Central Hudson is considering an offer from a third party to purchase the site. Central Hudson cannot predict whether this sale, which is subject to Section 70 approval by the PSC, will take place. Regarding the Catskill site, Central Hudson has recently applied for a Brownfield Cleanup Agreement to investigate and, if necessary, remediate the site. The application has been deemed complete by the DEC and is undergoing a public review and comment period required by the Brownfield Cleanup Program law. Regarding the Saugerties site, Central Hudson has submitted to the DEC an analysis indicating that Central Hudson has no legal responsibility for contamination, if any, at the Saugerties site. The DEC has not yet responded to the submitted analysis.

      A recent policy announced by the DEC could require the reopening of one or more of Central Hudson's closed sites should the DEC determine that testing of indoor air quality within structures located near or on the site(s) is warranted. At this time, the DEC has not indicated that it intends to reopen any Central Hudson site.

      Central Hudson has developed estimates of the potential costs it could incur in connection with the remediation of four of the MGP sites, namely the City of Newburgh site, the Laurel Street site, the North Water Street site, and the Kingston site. The cost estimates for the Newburgh and Laurel Street sites are based on completed feasibility studies (or their equivalents). The cost estimates for the North Water Street and Kingston sites, however, are considered conceptual and preliminary. Each of the cost estimates involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. The cost estimates also assume that the proposed remediation techniques are technically feasible and that the remediation plans receive regulatory approval. The cost estimates, when considered in the aggregate, indicate that the total costs in connection with remediation of the four sites could exceed $125 million over the next 30-year period, including the annual cost of operations and maintenance and an annual inflation factor of 2.5%. Central Hudson has already recorded an aggregate of $19.5 million as liabilities, comprised of $17 million with respect to the City of Newburgh and $2.5 million with respect to the Laurel Street site.

      For the Laurel Street site remediation, the $2.5 million estimate was recorded as a liability in June 2002, and the expense was deferred, subject to the provisions of a PSC Order issued on October 25, 2002, that granted permission for the deferral of these and other costs relating to the MGP sites.

      During the first quarter of 2006, Central Hudson spent approximately $0.1 million related to investigations of these other MGP sites. Future remediation activities and costs may vary significantly from the assumptions used in Central Hudson's current cost estimates. The remediation actions ultimately required at any of the Central Hudson MGP sites could cause a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through rates and/or insurance. Central Hudson has put its insurers on notice regarding these matters and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.

      Under the provisions of the new rate agreement that if approved will become effective July 1, 2006, described in Note 3 - "Regulatory Matters," Central Hudson will be permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the rate allowances, with carrying charges to be accrued on the deferred balances at the authorized rate of return.

      Orange County Landfill

      Reference is made to the discussion under the subcaption "Orange County Landfill" in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The Tolling Agreement dated September 7, 2001, whereby Central Hudson agreed to toll the applicable statute of limitations by certain state agencies against Central Hudson for certain alleged causes of action, has through a series of sequential agreements been extended to July 1, 2006. Settlement discussions are ongoing. Neither Energy Group nor Central Hudson can predict the outcome of this matter.

      Newburgh Consolidated Iron Works

      By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. ("Consolidated Iron"), a Superfund site located in Newburgh, New York. Sampling by the EPA has indicated that lead and polychlorinated biphenyls (or "PCBs") are present at the site, and the EPA expects to commence a remedial investigation and feasibility study at the site in the future. Central Hudson responded to the EPA's information request on January 30, 2002. In its response, Central Hudson stated that it had entered into a contract with Consolidated Iron under which Central Hudson sold scrap metal to Consolidated Iron. The term of the contract was from 1988 to 1989. Records of eight and a possible ninth shipment of scrap metal to Consolidated Iron have been identified. No records were found which indicate that the material sold to Consolidated Iron contained or was a hazardous substance. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.

      Neither Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

Asbestos Litigation

      As of March 31, 2006, of the 3,280 cases brought against Central Hudson, 1,158 remain pending. Of the cases no longer pending against Central Hudson, 1,972 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 150 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of Energy Group's or Central Hudson's financial position or results of operations.

CHEC:

      Griffith has received a demand addressed to Griffith Consumers Division ("Consumers"), the entity from which Griffith had purchased certain assets of its business, from the CITGO Petroleum Corporation ("CITGO") for defense and indemnification of CITGO in lawsuit commenced on or about March 13, 2001, by James and Casey Threatte against CITGO and Gordon E. Wenner in the Circuit Court for Loudon County, Virginia. The lawsuit seeks compensatory damages of $1.4 million plus attorney's fees, jointly and severally from CITGO and defendant Wenner, for the alleged contamination of a plaintiff's property in Lovettsville, Virginia, by gasoline containing methyl tertiary butyl ether (or "MTBE") emanating from the neighboring Lovettsville Garage. CITGO maintains that Consumers owes it a defense and indemnification pursuant to a February 1, 1999, Distribution Franchise Agreement pursuant to which CITGO sold gasoline to Consumers, which then resold the gasoline to the Lovettsville Garage. Griffith does not believe it or Consumers is responsible to CITGO in this matter, in part because the supply agreement with the Lovettsville Garage was transferred to another distributor on August 1, 2001, and the transferee agreed to assume any liabilities existing as of that date. Moreover, even if Griffith were determined to be responsible to CITGO, Energy Group believes that CITGO itself is not a proper party to the lawsuit and, therefore, Griffith would be liable only for the reimbursement of defense costs.

      Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant, located in West Virginia. During 2006, $12,000 was spent on site remediation efforts. The State of West Virginia has indicated that some additional remediation of the site will be required and Griffith is waiting for a proposal for the environmental remediation. In addition, Griffith spent $51,000 on remediation efforts in Maryland, Virginia, and Connecticut.

      Griffith is currently updating the remediation assessments for all of its environmental sites and expects to complete this work in the first half of 2006. Griffith cannot predict whether the outcome of the current studies will require adjustment to the corresponding environmental reserve, which is currently $3.2 million. Griffith is to be reimbursed $301,000 from the State of Connecticut under an environmental agreement and has recorded this anticipated reimbursement as a receivable.

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

Other Matters

Central Hudson:

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

      Neversink Hydro Station

      Central Hudson's ownership interest in the Neversink Hydro Station ("Neversink") was governed by agreements between Central Hudson and the City of New York ("the City") acting through the Board of Water Supply dated April 21, 1948. That agreement provided for the transfer of Central Hudson's ownership interest in Neversink, which has a book value of zero, to the City on December 31, 2003. Central Hudson and the City of New York engaged in negotiations relating to the transfer of Central Hudson's ownership interest in Neversink and extended the deadline for the transfer through a series of interim agreements. On February 28, 2006, the parties entered into an "Agreement as to Conveyance of the Neversink Hydroelectric Generating Plant" and an "Interconnection Agreement." These agreements provide for the transfer of Neversink to the City and specify the terms and conditions for interconnection and Central Hudson's ongoing property rights for its transmission and distribution equipment. These agreements must now be approved by the PSC pursuant to Section 70 of the Public Service Law. The Federal Energy Regulatory Commission ("FERC") has accepted the interconnection agreement and now must approve the transfer of Neversink's step-up transformers and 69 kV switch. A Section 203 filing with the FERC was submitted on March 30, 2006. A Section 70 petition was filed with the PSC on April 13, 2006. There can be no assurance that these regulatory approvals will be obtained.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Business Overview

      Energy Group is a holding company with the following components: (1) Central Hudson's regulated electric utility business, (2) Central Hudson's regulated natural gas utility business, (3) Griffith's (and, prior to its merger with Griffith as of December 31, 2005, SCASCO's) fuel oil, propane, and motor fuels distribution business, and (4) CHEC's investments in renewable energy supply, energy efficiency, an energy venture capital fund, and other investments of Energy Group, consisting primarily of money market investments.

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

      Central Hudson's weather-normalized delivery volumes have grown steadily in recent years due to the addition of new customers, particularly residential customers, as home construction in its service territory has been robust. This has been due to continued migration to Central Hudson's service territory, primarily from the New York City metropolitan area, and was in response to expansion of the regional economy and favorable relative housing costs. In addition, per customer consumption of electricity and natural gas has gradually increased due to the construction of larger homes and the proliferation of end-uses for electricity, such as computers and other electronic equipment.

      While these favorable trends are expected to continue, they could be impacted by an economic recession, dampening of the housing market by rising interest rates, and/or reduced consumption by customers in response to higher energy costs.

      Central Hudson's rates are regulated by the PSC, which is responsible for setting rates at a level that will recover the cost of providing safe and reliable service while providing a fair and reasonable return on invested capital. Central Hudson has focused its management attention for many years on managing its costs and maintaining high customer satisfaction so that its costs can be fully recovered and a reasonable rate of return can be earned under applicable regulatory agreements.

      Central Hudson has achieved substantial success through its efforts, consistently ranking among the lowest cost electric utilities in New York State, and ranking in the top quartile in overall customer satisfaction among utilities in the Eastern United States, as reported by J.D. Power and Associates in its 2005 Electric Utility Residential Customer Satisfaction Study.

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

      In April 2006, Central Hudson, the Staff of the PSC, and other parties developed the 2006 Joint Proposal for natural gas and electric rates for the three-year period July 1, 2006, through July 1, 2009, subject to final PSC approval, which could occur at the earliest during its session on June 20, 2006. New electric rates would be phased in over three years (beginning July 2006, 2007, and 2008) and natural gas delivery rates over two years (beginning July 2006 and 2007). If approved by the PSC at its June 2006 meeting, the change in rates would increase customers' total electric bills by approximately 11% and total natural gas bills by about 9.5% by 2009. The 2006 Joint Proposal, if approved, gives Central Hudson the opportunity to fund investments in its electric and natural gas infrastructure, to more effectively trim vegetation that could interrupt electric service, and to recover the expenses associated with programs such as the clean up of its former MGP sites and testing for stray voltage. The 2006 Joint Proposal, if approved, will be a key driver of Central Hudson's earnings and cash flows once it goes into effect. Central Hudson's sales growth and its ability to continue to effectively manage its cost of operations will also play significant roles in determining Central Hudson's future earnings and cash flows.

      Central Hudson's investments in plant and equipment, to safely and reliably serve the growing demand for energy in its service territory, are expected to provide an opportunity for increased earnings over time, and are expected to provide a significant portion of Energy Group's earnings per share growth.

Fuel Distribution Business

      Griffith serves more than 85,000 customers in parts of Connecticut, Delaware, the District of Columbia, Maryland, Massachusetts, New York, Pennsylvania, Virginia, and West Virginia. For the purposes of discussion, references to Griffith should be read as applicable to both Griffith and SCASCO for 2005 and prior periods. Griffith and SCASCO were merged as of December 31, 2005.

      Griffith's business environment has recently been challenging and remains so due to high wholesale fuel oil, propane, and motor fuel prices. These high wholesale prices have required significant infusions of working capital into Griffith and have resulted in increased price sensitivity and conservation by Griffith's customers. Despite these challenges, Griffith's profitability in 2005 exceeded the level achieved in 2004. Customer attrition due to price sensitivity increased in 2004 and early 2005, but has since been curtailed and modest account growth has resumed. Growth through acquisition of smaller companies, within or adjacent to Griffith's existing delivery areas, resumed in 2005. Since 2001, Griffith has acquired and integrated 22 small fuel distribution businesses, including one in the first quarter of 2006 and three in April 2006. Energy Group views Griffith's cost management, strong customer service capabilities, and access to capital as competitive advantages that Griffith will endeavor to translate into increased market share, both through internal marketing and selective acquisitions, in 2006.

CHEC's Investments and Other Items

      From time to time, CHEC has made investments in the competitive energy markets. In 2006, CHEC made a third renewable energy investment - in a biomass electric generating plant - following investments in 2004 and 2005 in an ethanol production facility and a wind energy venture. CHEC continues to strive to find opportunities to invest Energy Group's available cash reserves and to utilize Energy Group's potential debt capacity by finding appropriate investments in the energy markets. CHEC's approach has been cautious, due both to Energy Group's limited risk tolerance and to strong competition from other investors. Passage of the 2005 Energy Policy Act has increased incentives to invest in certain portions of the energy markets, and certain state and federal legislative actions have increased demand for renewable energy. CHEC is evaluating these opportunities but remains cautious about undue reliance on government incentives. CHEC's ability to find investments that provide attractive returns with acceptable risks will be a key factor in determining whether Energy Group is able to achieve its goal of 5% average annual growth in earnings per share over the next several years. CHEC's other investments - in energy efficiency projects, a venture capital fund, and other small partnerships - are not expected to play a significant role in Energy Group's strategy going forward.

      Energy Group's other investments consist primarily of money market and liquid short-term investments, income from which fluctuates with market rates of interest. Over time, Energy Group intends to draw down the balance of its short-term investment portfolio, primarily for investment in its subsidiaries.

Risk Management

      Energy Group's Common Stock has historically exhibited relatively low volatility, and Energy Group recognizes its shareholder base as having a relatively low risk tolerance. In view of this, Energy Group has an enterprise-wide risk management process in place, which seeks to identify and manage the risks inherent in Energy Group's businesses in a cost-effective manner. In addition to a comprehensive insurance program, Energy Group employs various strategies to moderate volatility in energy prices and interest rates and to reduce potential earnings volatility resulting from the effects of weather on sales volumes.

Corporate Governance

      Energy Group has embraced the corporate governance changes that have been implemented through the Sarbanes-Oxley Act of 2002 and related rulemakings by the SEC and the listing requirements of the New York Stock Exchange. A detailed discussion of Energy Group's corporate governance processes can be found in Energy Group's 2006 proxy statement available on Energy Group's website, www.CHEnergyGroup.com. Energy Group believes that its current corporate governance processes effectively serve the interests of its shareholders.

Credit Quality

      Energy Group believes that creditworthiness and liquidity are important factors for its long-term success. In light of this, Energy Group has maintained conservative financial policies at its primary subsidiary, Central Hudson, which presently enjoys a solid A bond rating. In addition, committed lines of credit of $75 million at Energy Group and $77 million at Central Hudson have been established to provide sufficient liquidity in the currently volatile wholesale energy markets.

Overview of First Quarter Results

      The impact of warmer winter weather and the expense of restoring electric service in the wake of storms were the primary factors that combined to reduce the first-quarter earnings for Energy Group by $0.13 per share as compared to those of the first quarter of 2005. Energy Group posted quarterly results of $1.16 versus $1.29 one year ago.

      Residential heating degree-days (a measurement of heating requirements) were 9% lower than those of a year ago, and approximately 10% below normal, which was enough to reduce earnings corporate-wide by approximately $0.16 per share. In addition, Central Hudson incurred approximately $1.7 million in increased expenses to restore electric service after windstorms within Central Hudson's service territory, which further reduced quarterly earnings by approximately $0.07 per share. Those impacts were partially offset by the benefits of several regulatory mechanisms.

Regulated Electric and Gas Businesses

      Central Hudson's earnings were down $0.12 per share as compared to those of the first quarter of 2005. Electric net operating revenues decreased by $0.06 per share between the first quarter of 2005 and the first quarter of 2006, as deliveries declined by 5%. Natural gas net operating revenues also decreased by $0.06 per share quarter to quarter, representing a decline in deliveries of 14%. Central Hudson's earnings for the quarter were benefited, however, by several regulatory mechanisms, including funds made available toward achieving allowed operating income levels.

Fuel Distribution Business

      Earnings were $0.02 per share lower in the fuel distribution business during the first quarter of 2006 versus those of a year ago, with weather estimated to have reduced earnings by $0.05 per share. Total petroleum sales fell by more than 7% as compared to the first three months of 2005 and sales to residential customers declined by 13%. Importantly, improved service profitability and margins, as well as the contributions of acquisitions made in the fourth quarter of 2005, helped to offset the decline in the gross profit from reduced sales associated with warmer winter weather.

Other Businesses

      Increased income associated with short-term investments held by Energy Group, the holding company, added $0.01 per share to quarterly earnings, as compared to the first quarter of 2005.

REGULATORY MATTERS

      For further information regarding Central Hudson's most recent electric and natural gas rate filing, see Note 3 - "Regulatory Matters."

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first three months of 2006 contributed to the increase in the book value per share of its Common Stock from $31.97 at December 31, 2005, to $32.60 at March 31, 2006; the common equity ratio increased from 56.0% at December 31, 2005, to 56.6% at March 31, 2006. Book value per share at March 31, 2005, was $32.07 and the common equity ratio was 59.0%.

      Both Energy Group's and Central Hudson's liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows and as discussed below.

      The principal factors affecting Energy Group's liquidity are the net cash flows generated from operations, capital expenditures, and external financing of its subsidiaries, as well as the dividends Energy Group pays to its shareholders.

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

Energy Group - Cash Flow Summary

      Changes in Energy Group's cash and temporary cash investments resulting from operating, investing, and financing activities for the three months ended March 31, 2006, and 2005, are summarized in the following chart:

------------------------------------------------------------------------------------------------
                                        Three Months       Three Months            Variance
        Energy Group                    Ended 2006          Ended 2005          2006 vs. 2005
------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In):                       (Millions of Dollars)
------------------------------------------------------------------------------------------------
Operating Activities                    $     11.4           $     15.0           $     (3.6)
------------------------------------------------------------------------------------------------
Investing Activities                         (12.4)               (13.7)                 1.3
------------------------------------------------------------------------------------------------
Financing Activities                          (9.5)               (10.5)                 1.0
------------------------------------------------------------------------------------------------
Net change for the period                    (10.5)                (9.2)                (1.3)
------------------------------------------------------------------------------------------------
Balance at beginning of period                49.4                 70.4                (21.0)
------------------------------------------------------------------------------------------------
Balance at end of period                $     38.9           $     61.2           $    (22.3)
------------------------------------------------------------------------------------------------

      Energy Group's net cash flows provided by operating activities during the three months ended March 31, 2006, were $3.6 million lower as compared to the three months ended March 31, 2005. Cash flow decreased primarily because of the continued high cost for purchased electricity, natural gas, and petroleum products due largely to an increase in the wholesale cost of each as compared to the same period in 2005 and also due to lower electric and natural gas deliveries.

      Net cash flows used in investing activities were $1.3 million lower in the first three months of 2006 as compared to the first three months of 2005. The issuance of notes receivable to partnerships and minor acquisitions by CHEC increased expenditures in 2006, however they were partially offset by net funds received from the purchase and sale of Energy Group's short-term investments. As discussed in Note 2 - "Summary of Significant Accounting Policies" under the caption "Revision in the Classification of Certain Securities," these investments were previously classified as cash and cash equivalents. As a result of this revision in classification, Energy Group concludes that it is appropriate to classify these securities in the consolidated balance sheets for Energy Group as short-term investments - available-for-sale securities. As a result of this revision in classification, Energy Group has also made corresponding adjustments to its consolidated statement of cash flows for all periods presented to reflect the gross purchases and liquidation of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents. This revision in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations or financial covenants and does not affect previously reported cash flows from operating or financing activities. The consolidated financial statements of Central Hudson were not affected by this revision in classification. For more information relating to Energy Group's short-term investments, see Note 5 - "Short-Term Investments."

      Net cash flows from financing activities were $1.0 million lower in the first three months of 2006 as compared to the same three months of 2005. The resulting decrease in cash flows used was primarily driven by lower net repayments of short-term debt by Central Hudson in the first three months of 2006 as compared to the same period in 2005.

Central Hudson - Cash Flow Summary

      Changes in Central Hudson's cash and temporary cash investments resulting from operating, investing, and financing activities for the three months ended March 31, 2006, and 2005, are summarized in the following chart:

--------------------------------------------------------------------------------------------
                                           Three Months     Three Months       Variance
Central Hudson                              Ended 2006       Ended 2005     2006 vs. 2005
--------------------------------------------------------------------------------------------
Net Cash Provided By (Used In):                        (Millions of Dollars)
--------------------------------------------------------------------------------------------
Operating Activities                        $     12.4       $     18.5       $     (6.1)
--------------------------------------------------------------------------------------------
Investing Activities                             (12.2)           (12.9)             0.7
--------------------------------------------------------------------------------------------
Financing Activities                              (1.2)           (10.7)             9.5
--------------------------------------------------------------------------------------------
Net change for the period                         (1.0)            (5.1)             4.1
--------------------------------------------------------------------------------------------
Balance at beginning of period                     4.2              8.2             (4.0)
--------------------------------------------------------------------------------------------
Balance at end of period                    $      3.2       $      3.1       $      0.1
--------------------------------------------------------------------------------------------

      Central Hudson's net cash flows provided by operating activities in the three months ended March 31, 2006, were $6.1 million lower as compared to the same three months ended March 31, 2005, for the reasons indicated in the discussion of Energy Group's net cash flows provided by operating activities.

      Central Hudson's net cash flows related to investing activities of $12.2 million in the three months ended March 31, 2006, a decrease of $0.7 million as compared to the first three months of 2005, were comprised entirely of construction and removal expenditures.

      Net cash flows used for financing activities were $9.5 million lower in the first three months of 2006 as compared to the same three months of 2005. The net decrease was primarily driven by the absence of dividends paid to Energy Group in 2006 and lower net repayments of short-term debt as compared to the same period in 2005.

Financing Program

      At March 31, 2006, Energy Group, on a consolidated basis, had maturities of $33 million of long-term debt and $29 million of short-term debt outstanding. Cash and cash equivalents for Energy Group, consolidated, were $38.9 million at March 31, 2006.

      Energy Group, the holding company, has a $75.0 million revolving credit agreement with several commercial banks which as of March 31, 2006, has no outstanding balance.

      As of March 31, 2006, Central Hudson had short-term debt outstanding of $29 million and cash and cash equivalents of $3.2 million. The short-term debt outstanding is from the use of uncommitted credit lines. Central Hudson has a $75.0 million revolving credit agreement with a group of commercial banks which as of March 31, 2006, has no outstanding balance. Central Hudson also has a committed short-term credit agreement for $2.0 million and certain uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing.

      Central Hudson's current senior unsecured debt ratings/outlook is A2/stable by Moody's Investors Service and A/stable by both Standard and Poor's Corporation and Fitch Ratings.

      Energy Group and Central Hudson each believes that it will be able to meet its reasonably likely short-term and long-term cash requirements, assuming that Central Hudson's current and future rate plans reflect the costs of service, including a reasonable return on invested capital.

      CHEC has a $15.0 million line of credit with a commercial bank which, as of March 31, 2006, had no outstanding balance.

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4.0 million shares, or approximately 25%, of outstanding Common Stock over the five years beginning August 1, 2002. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million. No shares were repurchased during the three months ended March 31, 2006, or during the twelve months ended December 31, 2005, and 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in regulated and competitive energy-related businesses. Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

EARNINGS PER SHARE

      Energy Group's consolidated earnings per share (basic) for the first quarter of 2006 were $1.16 per share as compared to $1.29 per share for the first quarter of 2005, a decrease of $0.13 per share. Details of the change in earnings are as follows:

Regulated Electric and Natural Gas Businesses

      Earnings for Central Hudson's electric and natural gas operations decreased $0.12 per share due to the following:

      o A decrease of $0.14 per share due to an increase in operating expenses mostly related to storm restoration efforts in the months of January and February 2006 and a $0.03 per share increase in expense related to uncollectible accounts and injuries and damages.

      o A decrease of $0.06 per share due to a decrease in electric net operating revenues. Total billed electric deliveries decreased 5% including an 8% decrease in deliveries to residential customers and a 4% reduction in deliveries to commercial customers, both attributable to a decrease in usage resulting from warmer weather in the first quarter of 2006. Weather decreased earnings from electric deliveries by approximately $0.05 per share. Residential heating degree-days (electric and natural gas) were 9% lower than last year and 10% lower than normal.

      o A decrease of $0.06 per share due to a decrease in natural gas net operating revenues primarily from the warmer weather. Despite modest customer growth, billed deliveries to firm natural gas customers decreased 14%. Deliveries to residential and commercial customers, largely space heating deliveries, each decreased 13%, while industrial deliveries, which are approximately 4% of total firm sales, decreased 29%. The decrease in degree-days reduced earnings by approximately $0.06 per share.

      o The above decreases were partially offset by a $0.14 per share increase from electric and natural gas regulatory mechanisms. The increase is due to a reduction in shared earnings of $0.08 per share from electric operations resulting from lower ratemaking operating income to-date for the rate year ending June 30, 2006, and the recording of electric and natural gas revenues of $0.06 per share toward restoring earnings to the allowed rate of return in accordance with the provisions of Central Hudson's current Settlement Agreement.

Fuel Distribution Business

      Earnings from the fuel distribution business decreased $0.02 per share due to the following:

      o A $0.03 per share decrease due to an increase in operating expenses and a slight increase in interest expense. The increase in operating expenses is due to an increase in marketing expense, other general and administrative expenses, and added expenses due to acquisitions made in the fourth quarter of 2005.

      o An increase of $0.01 per share due to an increase in service profitability of $0.02 per share, which was partially offset by a decrease in gross margin from the sale of petroleum products of $0.01 per share resulting from a decrease in volumes sold due to warmer weather, customer conservation, and customer attrition. Overall, sales of petroleum products decreased 7% with sales of heating oil to residential customers dropping 13% due primarily to the warmer weather. Improved margins per gallon on petroleum products and earnings from the 2005 acquisitions partially offset the decrease in gross margin. The 2005 acquisitions also increased the net residential customer count by 4%. As adjusted for billing lags, heating degree-days decreased 15%, which impacted earnings by approximately $0.05 per share, after accounting for the effect of weather-hedging contracts.

Other Businesses

      Earnings for Energy Group, the holding company, and CHEC's interests in partnerships and other investments increased $0.01 per share due to an increase in interest income at Energy Group.

RESULTS OF OPERATIONS

      The following discussion and analyses include explanations of significant changes in revenues and expenses between the three months ended March 31, 2006, and the three months ended March 31, 2005, for the regulated electric and natural gas businesses, the fuel distribution business, and the other businesses.

OPERATING REVENUES

      Energy Group's consolidated operating revenues increased $31.1 million, or 10.9%, for the first quarter of 2006 as compared to the same period in 2005. Details of these revenue changes are presented in the following charts and related discussions concerning the variances.

------------------------------------------------------------------------------------------------------------------
                                                          2006/2005 INCREASE (DECREASE)
(Thousands of Dollars)                                  THREE MONTHS ENDED MARCH 31, 2006
------------------------------------------------------------------------------------------------------------------
                                                                        Fuel
                               Electric          Natural Gas        Distribution         Other          Total
------------------------------------------------------------------------------------------------------------------
Customer Delivery Sales        $  (2,058)(a)      $  (1,959)(b)      $  14,080(c)      $     294      $  10,357
------------------------------------------------------------------------------------------------------------------
Sales to Other Utilities             760                719                 --                --          1,479
------------------------------------------------------------------------------------------------------------------
Energy Cost Adjustment(d)          7,245              8,083                 --                --         15,328
------------------------------------------------------------------------------------------------------------------
Deferred Revenues(e)               3,122                432                 --                --          3,554
------------------------------------------------------------------------------------------------------------------
Miscellaneous                        320                104                 --                --            424
------------------------------------------------------------------------------------------------------------------
       Total                   $   9,389          $   7,379          $  14,080         $     294      $  31,142
------------------------------------------------------------------------------------------------------------------

(a) Includes an offsetting restoration of amounts from Central Hudson's Customer Benefit Fund (described under the caption "Rate Proceedings - Electric and Natural Gas" in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report) for the reduction of revenues due to customer refunds to all customers and back-out credits for retail access customers. Customer refunds ended in October 2005.

(b)   Includes both firm and interruptible customers.

(c) Due to increase in average selling price of all petroleum products due to higher wholesale purchase prices.

(d) Changes in energy cost adjustment revenues do not affect earnings since they offset related costs.

(e) Includes the restoration of other revenues from Central Hudson's Customer Benefit Fund for other authorized programs and the deferral of electric shared earnings in accordance with the provisions of Central Hudson's current rate agreement with the PSC (described in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report).

Regulated Electric and Natural Gas Businesses

      Utility electric and natural gas operating revenues increased $16.8 million, or 8.8%, from $190.1 million in 2005 to $206.9 million in 2006 for the quarter ended March 31, 2006. Electric and natural gas revenues increased $9.4 million, or 7.4%, and $7.4 million, or 11.6%, respectively, primarily due to an increase in amounts collected through Central Hudson's cost adjustment mechanisms for the recovery of its purchased electricity and natural gas costs. The increases are due to higher purchased electricity and natural gas costs in 2006 as compared to 2005. Electric and natural gas revenues related to regulatory mechanisms also increased due largely to revenues made available by Central Hudson's current Settlement Agreement to achieve allowed ratemaking operating income; however, these revenues were offset by a decrease in revenues from deliveries.

Fuel Distribution Business

      Fuel distribution business revenues, net of the effect of weather hedging contracts, increased $14.1 million, or 14.7%, from $95.7 million in 2005 to $109.8 million in 2006 for the quarter ended March 31, 2006. Revenues from petroleum products increased $13.0 million, or 14.2%, from $91.4 million in 2005 to $104.4 million in 2006 due primarily to a significant increase in the wholesale price of petroleum products, which was partially offset by the reduction in sales volumes discussed earlier. This includes increases of $8.7 million, or 33.9%, in motor fuel revenues, $3.9 million, or 6.1%, in heating oil revenues, and $0.4 million in other revenues related to the sale of petroleum products. Other revenues related to service and installations and energy services increased $1.1 million.

SALES VOLUMES

      Sales volumes for both Central Hudson and the fuel distribution business vary in response to weather conditions and the price of the energy product. Electric deliveries peak in the summer and deliveries of natural gas and petroleum products used for heating purposes peak in the winter.

Regulated Electric and Natural Gas Businesses

      The following chart reflects the change in the level of electric and natural gas deliveries for the quarter ended March 31, 2006, as compared to the same period for 2005.

                                        INCREASE (DECREASE) FROM 2005
                                        3 MONTHS ENDED MARCH 31, 2006
                                        ------------------------------
                                       Electric             Natural Gas
                                       --------             ------------
Residential..................            (8)%                     (13)%
Commercial...................            (4)%                     (13)%
Industrial...................             1%                      (29)%
Interruptible................            N/A                       (5)%

      Utility deliveries of electricity within Central Hudson's service territory decreased 5% in the first quarter of 2006 as compared to the same period in 2005. Deliveries to residential and commercial customers decreased 8% and 4%, respectively, resulting from a decrease in usage due to a milder winter. Deliveries to industrial customers increased 1%. Residential heating degree-days (electric and natural gas) decreased 9% over the prior year and were 10% lower than normal.

      Utility deliveries of natural gas to firm Central Hudson customers decreased 14% in the first quarter of 2006 as compared to the same period in 2005. Deliveries to residential and commercial customers, largely space heating deliveries, each decreased 13% due to the warmer weather and were also partially offset by customer growth. Industrial sales, which are approximately 4% of total firm sales in the comparative quarters, decreased 29% while interruptible sales decreased 5%.

Fuel Distribution Business

      Sales of petroleum products by the fuel distribution business decreased
3.7 million gallons, or 7.3%, to 46.9 million gallons in the first quarter of 2006 from 50.6 million gallons in the first quarter of 2005. This was due to a decrease of 4.4 million gallons, or 13.1%, in sales of heating oil from 33.5 million gallons in 2005 to 29.1 million gallons in 2006. The decrease resulted from a reduction in residential sales due to warmer weather in 2006 as compared to 2005, as evidenced by a 15% decrease in heating degree-days, as adjusted for billing lags. The decrease in volume was partially offset by an increase in sales from acquisitions made in the fourth quarter of 2005. Motor fuel sales increased 0.9 million gallons, or 5.6%, from 16.0 million gallons in 2005 to
16.9 million gallons in 2006 while sales of propane decreased slightly from 1.1 million gallons in 2005 to 0.9 million gallons in 2006. Motor fuel sales increased from acquisitions made in 2005 and the addition of one large volume customer. The decrease in propane sales is largely attributable to the warmer weather in 2006.

OPERATING EXPENSES

Regulated Electric and Natural Gas Businesses

      Total utility operating expenses including income taxes increased $18.6 million, or 10.8%, from $172 million in the first quarter of 2005 to $190.6 million in the first quarter of 2006. Purchased electricity and natural gas expense increased $7.4 million and $8.5 million, respectively. Both reflect an increase in wholesale costs and the recording of amounts related to the recovery of these costs via Central Hudson's cost adjustment mechanisms for purchased electricity and natural gas. The total increase in purchased natural gas expense was partially offset by a decrease in volumes purchased for full service customers due to the milder winter weather. Other operating expense, including income taxes, increased $2.7 million reflecting an increase in storm restoration costs due to severe windstorms in January and February 2006; an increase in expense related to uncollectible accounts, injuries and damages; and increases in other general and administrative expenses.

Fuel Distribution Business

      For the three months ended March 31, 2006, operating expenses, including income taxes, increased $14.3 million, or 15.8%, from $90.5 million in 2005 to $104.8 million in 2006. The cost of petroleum products increased $13.5 million, or 19%, due to higher wholesale market prices. Other operating expenses increased $0.8 million in 2006 due to an increase in marketing expenses, other general and administrative expenses, and additional expenses associated with the acquisitions made in the fourth quarter of 2005.

OTHER INCOME

      On a consolidated basis, Other Income for the quarter ended March 31, 2006, increased $0.4 million as compared to the same period in 2005 due primarily to an increase in regulatory carrying charges due from customers related to pension costs and the recording of favorable regulatory adjustments for the increase in the interest rates applicable to Central Hudson's variable long-term debt. These adjustments offset the increase in interest on the variable rate debt as noted in the following discussion regarding interest charges.

INTEREST CHARGES

      Interest charges increased $0.7 million due to an increase in interest charges on Central Hudson's long and short-term debt. Interest expense from long-term debt increased due to the issuance of medium-term notes in December 2005 and increased interest on Central Hudson's variable rate debt. Additional short-term debt was required in the first quarter of 2006 for working capital needs due to higher fuel prices.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Annual Report for a discussion of Energy Group's dividend payments. On March 24, 2006, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2006, to shareholders of record as of April 10, 2006.

OTHER MATTERS

      Changes in Accounting Standards: See Note 2 - "Summary of Significant Accounting Policies" and Note 7 - "New Accounting Standards and Other FASB Projects" for discussion of relevant changes, which discussion is incorporated by reference herein.

      Higher Energy Prices: In the first quarter of 2006, Central Hudson's regulated electric and natural gas delivery customers received bills reflecting higher per unit energy prices than those received in the first quarter of 2005. For heating customers, total bill impacts were partially mitigated by a reduction in average usage in response to warmer winter weather. While higher energy prices themselves have little or no impact on Central Hudson's earnings due to adjustment mechanisms that recover energy costs from customers, Management believes that continued high energy prices could cause a change in customer behavior toward increased conservation and energy efficiency, resulting in a decrease in delivery volumes and a negative impact on earnings. Additionally, persistently higher prices or further price increases could lead to an economic slowdown and dampen economic growth in Central Hudson's service territory. Slower growth could adversely affect the overall volume of electricity and natural gas deliveries, reducing earnings from utility operations.

      Customers of the fuel distribution business are also experiencing higher per unit prices. In the first quarter of 2006, Griffith experienced year-over-year volume decreases that were partially driven by price-sensitive customer attrition, conservation and energy efficiency efforts, and fuel switching. If fuel oil prices remain high in 2006, continued customer attrition and energy efficiency efforts could further reduce residential fuel delivery volumes.

      Both Central Hudson's electricity and natural gas businesses and Griffith's fuel distribution business also face several other challenges that could result from continued higher prices: higher working capital needs driven by lags between disbursements to energy suppliers and receipts from customers, higher bad debt expenses resulting from customers who are unable to pay higher energy bills, and political and regulatory responses to higher energy prices. Management believes that Energy Group has adequate liquidity to meet the working capital demands of the current and near-term energy price environment and is actively monitoring bad debt expense and the political/regulatory environment.

      CHEC's investment in ethanol production may realize benefits from higher energy prices in the future through higher prices for ethanol produced, but in the short-term would be limited by the extent volumes have been sold at fixed prices. These benefits, however, may be partially offset by higher prices for the fuel used in the ethanol production process.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Central Hudson:

Former Manufactured Gas Plant Facilities

      For information about investigations and remediation efforts involving former manufactured gas plant facilities owned or operated by Central Hudson or its predecessors, see Item 3 of the Corporations' 10-K Annual Report and Note 11
- "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I, Item 1 of this report under the subcaption "Former Manufactured Gas Plant Facilities," which is incorporated herein by reference.

Orange County Landfill

      For information about the Orange County Landfill matter, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Orange County Landfill," included in Part I, Item 1 of this report, which is incorporated herein by reference.

Asbestos Litigation

      For information about asbestos lawsuits to which Central Hudson is a party, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statement included in that report and Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Asbestos Litigation," included in Part I, Item 1 of this report, which is incorporated herein by reference.

Neversink

      For information concerning the transfer of Neversink to the City of New York, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I, Item 1 of this report, under the subcaption "Neversink Hydro Station," which is incorporated herein by reference.

CHEC:

      For information concerning Griffith's remediation efforts at the Kable Oil Bulk plant in West Virginia, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I, Item 1 of this report, under the caption "CHEC," which is incorporated herein by reference.

      For information concerning SCASCO's remediation efforts in Connecticut, see Item 3 the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I,
Item 1 of this report, under the caption "CHEC," which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

      For discussion identifying additional risk factors that could cause actual results to differ materially from those anticipated, see the discussion under
Item 1A - Risk Factors of the Corporations' 10-K Annual Report.

      High Wholesale Fuel Oil Prices May Adversely Affect the Ability of Griffith to Attract New Customers, Retain Existing Customers and Maintain Sales Volumes

      For the three months ended March 31, 2006, the average wholesale price of fuel oil, as measured by the closing price on the NYMEX, increased 25% to $1.75 per gallon, from $1.40 per gallon for the same three months ended March 31, 2005. Griffith's management believes the significant rise in the wholesale price of fuel oil has adversely impacted the ability of Griffith to attract new full service residential customers and, to a lesser extent, retain existing full service residential customers. Griffith's management believes some customer attrition is due to former and prospective full service customers deciding, because of high fuel oil prices, to purchase fuel from discount distributors, which - unlike Griffith - do not offer other services such as equipment installation, repair, and maintenance. In addition, Griffith's management believes that some customers are conserving their use of fuel oil by accepting lower temperatures in their homes and by implementing home improvements (e.g., more insulation; better windows). If higher fuel prices were to continue indefinitely, or such prices were to increase significantly, Griffith could experience further customer attrition and further reductions in sales volume due to customer conservation. If one or both of these were to occur and be material, the consequence could be a material reduction in profitability that could, in turn, lead to an impairment of the goodwill included in the intangible assets on Griffith's and Energy Group's balance sheet. Additionally, if customer attrition were to accelerate significantly the remaining value of the customer list could be impaired or subject to faster amortization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders of Energy Group was held on April 25, 2006. One matter voted upon at such meeting was the election of three nominees proposed as directors by the Board of Directors as Class III directors with terms expiring at the Annual Meeting of Shareholders to be held in 2009. No other nominees were proposed and these three nominees were elected. The total number of shares voted was 13,186,921. The number of shares voted for each of these directors and the number of shares withheld were as follows:

--------------------------------------------------------------------------------
     Name of Director                      Shares For            Shares Withheld
--------------------------------------------------------------------------------
E. Michel Kruse                            12,874,773                312,148
--------------------------------------------------------------------------------
Manuel J. Iraola                           12,874,912                312,009
--------------------------------------------------------------------------------
Ernest R. Verebelyi                        12,869,893                317,028
--------------------------------------------------------------------------------

      There were no broker non-votes or abstentions on the matter submitted to a vote.

      The other Directors of Energy Group are: Steven V. Lant, Edward F. X. Gallagher, Jeffrey D. Tranen, Margarita K. Dilley, Steven M. Fetter, and Stanley
J. Grubel.

      The shareholders approved the adoption of the CH Energy Group, Inc. Long-Term Equity Incentive Plan (the "2006 Plan"). The 2006 Plan replaces the Corporation's Long-Term Performance-Based Incentive Plan (the "2000 Plan"). Upon shareholder approval of the 2006 Plan, the 2000 Plan terminated; no new awards will be granted under such plan, although outstanding awards granted under the 2000 Plan will continue in accordance with their terms and the provisions of the 2000 Plan. This proposal was ratified by a majority vote of 7,543,798 shares for, 5,643,123 against, and 486,631 shares abstaining. There were no broker non-votes on the matter submitted to a vote.

      The shareholders also ratified the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, as Energy Group's independent public accountants for 2006, although shareholder ratification of the appointment is non-binding and not required by law. This proposal was ratified by a majority vote of 12,997,459 shares for, 189,462 shares against, and 106,301 shares abstaining. There were no broker non-votes on the matter submitted to a vote.

      Immediately following Energy Group's Annual Meeting of Shareholders, the Board of Directors elected Steven V. Lant as Chairman of the Board, President and Chief Executive Officer and E. Michel Kruse as Lead Independent Director. The Board of Directors also made the following appointments: Christopher M. Capone, Chief Financial Officer and Treasurer; Carl E. Meyer, Executive Vice President; Joseph J. DeVirgilio, Jr., Executive Vice President - Corporate Services & Administration; Arthur R. Upright, Senior Vice President; Donna S. Doyle, Vice President - Accounting and Controller; Denise D. VanBuren, Vice President - Corporate Communications and Community Relations; Stacey A. Renner, Assistant Treasurer - Investor Relations; Lincoln E. Bleveans, Secretary and Assistant Treasurer; and John E. Gould, Assistant Secretary.

      In addition, the Board of Directors designated Margarita K. Dilley as Chair of the Audit Committee; Stanley J. Grubel as Chair of the Compensation Committee; Steven

M. Fetter as Chair of the Governance and Nominating Committee; and E. Michel Kruse as Chair of the Strategy and Finance Committee.

      The Annual Meeting of the Shareholder of Central Hudson was held on March 15, 2006. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The sole shareholder of Central Hudson, Energy Group, voted all of its shares of Central Hudson's common stock for the nominees. The directors are: Steven V. Lant, Christopher M. Capone, Joseph J. DeVirgilio, Jr., Carl E. Meyer, and Arthur R. Upright.

      Immediately following Central Hudson's Annual Meeting of the Shareholder, Central Hudson's Board of Directors made the following appointments: Steven V. Lant as Chairman of the Board and Chief Executive Officer; Carl E. Meyer, President and Chief Operating Officer; Christopher M. Capone, Chief Financial Officer and Treasurer; Joseph J. DeVirgilio, Jr., Executive Vice President - Corporate Services and Administration; Arthur R. Upright, Senior Vice President
- Regulatory Affairs; Charles A. Freni, Senior Vice President - Customer Services; Donna S. Doyle, Vice President - Accounting and Controller; James P. Lovette, Vice President - Engineering and Environmental Affairs; Denise D. VanBuren, Vice President - Corporate Communications and Community Relations; Thomas C. Brocks, Assistant Vice President - Human Resources; Michael L. Mosher, Assistant Vice President - Regulatory Affairs; Lincoln E. Bleveans, Secretary and Assistant Treasurer; and John E. Gould, Assistant Secretary.

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

31.1                Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2                Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1                Section 1350 Certification by Mr. Lant.

32.2                Section 1350 Certification by Mr. Capone.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


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

Dated: May 10, 2006

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