Form 10-Q
period 2006-06-30
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2006-08-02
CIK 1061393, 18647

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................................June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to.......................

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

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

      Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_| No |X|

      Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_| No |X|

      As of the close of business on August 1, 2006, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2)(a), (b) AND (c).

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

                                      INDEX

      PART I - FINANCIAL INFORMATION                                     PAGE
                                                                         ----

Item 1 - Consolidated Financial Statements (Unaudited)

           CH ENERGY GROUP, INC.
           Consolidated Statement of Income -                              1
            Three Months Ended June 30, 2006, and 2005

           Consolidated Statement of Income -                              2
            Six Months Ended June 30, 2006, and 2005

           Consolidated Statement of Comprehensive Income -                3
            Three Months Ended June 30, 2006, and 2005

           Consolidated Statement of Comprehensive Income -                3
            Six Months Ended June 30, 2006, and 2005

           Consolidated Balance Sheet - June 30, 2006,                     4
            December 31, 2005, and June 30, 2005

           Consolidated Statement of Cash Flows -                          6
            Six Months Ended June 30, 2006, and 2005

           CENTRAL HUDSON GAS & ELECTRIC CORPORATION
           Consolidated Statement of Income -                              7
            Three Months Ended June 30, 2006, and 2005

           Consolidated Statement of Income -                              8
            Six Months Ended June 30, 2006, and 2005

           Consolidated Statement of Comprehensive Income -                9
            Three Months Ended June 30, 2006, and 2005

           Consolidated Statement of Comprehensive Income -                9
            Six Months Ended June 30, 2006, and 2005

           Consolidated Balance Sheet - June 30, 2006,                    10
            December 31, 2005, and June 30, 2005

           Consolidated Statement of Cash Flows -                         12
            Six Months Ended June 30, 2006, and 2005

           Notes to Consolidated Financial Statements (Unaudited)         13

                                      INDEX

      PART I - FINANCIAL INFORMATION                                     PAGE
                                                                         ----

Item 2 - Management's Discussion and Analysis of                          42
              Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                         64
              about Market Risk

Item 4 - Controls and Procedures                                          64

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                65

Item 1A - Risk Factors                                                    66

Item 4 - Submission of Matters to a Vote of Security Holders              68

Item 6 - Exhibits                                                         68

Signatures                                                                69

Exhibit Index                                                             70

Certifications                                                            71

                         ------------------------------

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

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                               For the 3 Months Ended June 30,
                                                                                                  2006                2005
                                                                                               ----------         ----------
                                                                                                   (Thousands of Dollars)
Operating Revenues
  Electric ................................................................................    $  107,930         $  106,620
  Natural gas .............................................................................        36,458             31,142
  Competitive business subsidiaries .......................................................        69,503             51,808
                                                                                               ----------         ----------
      Total Operating Revenues ............................................................       213,891            189,570
                                                                                               ----------         ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ................................................................        63,609             64,283
    Purchased natural gas .................................................................        25,329             20,773
    Purchased petroleum ...................................................................        55,512             39,869
    Other expenses of operation - regulated activities ....................................        29,985             24,129
    Other expenses of operation - competitive business subsidiaries .......................        15,023             12,184
  Depreciation and amortization ...........................................................         9,124              9,102
  Taxes, other than income tax ............................................................         8,517              8,850
                                                                                               ----------         ----------
      Total Operating Expense .............................................................       207,099            179,190
                                                                                               ----------         ----------

Operating Income ..........................................................................         6,792             10,380
                                                                                               ----------         ----------

Other Income and Deductions
  Interest on regulatory assets and investment income .....................................         2,909              2,353
  Other - net .............................................................................         1,597               (324)
                                                                                               ----------         ----------
      Total Other Income ..................................................................         4,506              2,029
                                                                                               ----------         ----------

Interest Charges
  Interest on long-term debt ..............................................................         4,071              3,519
  Interest on regulatory liabilities and other interest ...................................           946                262
                                                                                               ----------         ----------
      Total Interest Charges ..............................................................         5,017              3,781
                                                                                               ----------         ----------

Income before income taxes, preferred dividends of subsidiary and minority interest .......         6,281              8,628

Income taxes ..............................................................................         2,099              1,853

Minority Interest .........................................................................          (128)                --
                                                                                               ----------         ----------

Income before preferred dividends of subsidiary ...........................................         4,310              6,775
Cumulative preferred stock dividends of subsidiary ........................................           242                242
                                                                                               ----------         ----------

Net Income ................................................................................         4,068              6,533
Dividends Declared on Common Stock ........................................................         8,512              8,511
                                                                                               ----------         ----------

Balance Retained in the Business ..........................................................       ($4,444)           ($1,978)
                                                                                               ==========         ==========

Common Stock:
    Average Shares Outstanding - Basic ....................................................        15,762             15,762
                               - Diluted ..................................................        15,775             15,769

    Earnings Per Share - Basic ............................................................    $     0.26         $     0.41
                       - Diluted ..........................................................    $     0.26         $     0.41

    Dividends Declared Per Share ..........................................................    $     0.54         $     0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                               For the 6 Months Ended June 30,
                                                                                                   2006              2005
                                                                                                ----------        ----------
                                                                                                   (Thousands of Dollars)
Operating Revenues
  Electric .................................................................................    $  243,977        $  233,277
  Natural gas ..............................................................................       107,267            94,571
  Competitive business subsidiaries ........................................................       179,879           147,809
                                                                                                ----------        ----------
      Total Operating Revenues .............................................................       531,123           475,657
                                                                                                ----------        ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation .................................................................       149,449           142,704
    Purchased natural gas ..................................................................        77,056            63,977
    Purchased petroleum ....................................................................       140,370           111,263
    Other expenses of operation - regulated activities .....................................        58,480            48,859
    Other expenses of operation - competitive business subsidiaries ........................        30,693            26,707
  Depreciation and amortization ............................................................        18,077            18,189
  Taxes, other than income tax .............................................................        16,121            16,765
                                                                                                ----------        ----------
      Total Operating Expense ..............................................................       490,246           428,464
                                                                                                ----------        ----------

Operating Income ...........................................................................        40,877            47,193
                                                                                                ----------        ----------

Other Income
  Interest on regulatory assets and investment income ......................................         5,603             4,720
  Other - net ..............................................................................         1,110              (846)
                                                                                                ----------        ----------
      Total Other Income ...................................................................         6,713             3,874
                                                                                                ----------        ----------

Interest Charges
  Interest on long-term debt ...............................................................         8,024             6,766
  Interest on regulatory liabilities and other interest ....................................         1,983             1,318
                                                                                                ----------        ----------
      Total Interest Charges ...............................................................        10,007             8,084
                                                                                                ----------        ----------

Income before income taxes, preferred dividends of subsidiary and minority interest ........        37,583            42,983

Income Taxes ...............................................................................        14,858            15,625

Minority Interest ..........................................................................          (128)               --
                                                                                                ----------        ----------

Income before preferred dividends of subsidiary ............................................        22,853            27,358
Cumulative preferred stock dividends of subsidiary .........................................           485               485
                                                                                                ----------        ----------

Net Income .................................................................................        22,368            26,873
Dividends Declared on Common Stock .........................................................        17,023            17,023
                                                                                                ----------        ----------

Balance Retained in the Business ...........................................................    $    5,345        $    9,850
                                                                                                ==========        ==========

Common Stock:
    Average Shares Outstanding - Basic .....................................................        15,762            15,762
                               - Diluted ...................................................        15,776            15,770

    Earnings Per Share - Basic .............................................................    $     1.42        $     1.70
                       - Diluted ...........................................................    $     1.41        $     1.70

    Dividends Declared Per Share ...........................................................    $     1.08        $     1.08

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                            For the 3 Months Ended June 30,
                                                                                                2006               2005
                                                                                             ----------        ----------
                                                                                                 (Thousands of Dollars)
Net Income .............................................................................     $    4,068        $    6,533

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $(4) and $39 .................              6               (59)
      Investments - net of tax of $0 and $(53) .........................................             --                80
                                                                                             ----------        ----------

Other comprehensive income (loss) ......................................................              6                21
                                                                                             ----------        ----------

Comprehensive Income ...................................................................     $    4,074        $    6,554
                                                                                             ==========        ==========

                                                                                            For the 6 Months Ended June 30,
                                                                                                2006               2005
                                                                                             ----------        ----------
                                                                                                 (Thousands of Dollars)
Net Income .............................................................................     $   22,368        $   26,873

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $(10) and $0 .................             17                (1)
      Investments - net of tax of $(83) and $(168) .....................................            126               251
                                                                                             ----------        ----------

Other comprehensive income (loss) ......................................................            143               250
                                                                                             ----------        ----------

Comprehensive Income ...................................................................     $   22,511        $   27,123
                                                                                             ==========        ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     June 30,         December 31,         June 30,
                                       ASSETS                                          2006               2005               2005
                                                                                    ----------        ------------        ----------
                                                                                                  (Thousands of Dollars)
Utility Plant
       Electric ...........................................................         $  748,419         $  739,775         $  709,483
       Natural gas ........................................................            231,934            226,859            219,423
       Common .............................................................            109,800            107,581            105,618
                                                                                    ----------         ----------         ----------
                                                                                     1,090,153          1,074,215          1,034,524

       Less:  Accumulated depreciation ....................................            342,116            333,164            325,583
                                                                                    ----------         ----------         ----------
                                                                                       748,037            741,051            708,941

       Construction work in progress ......................................             49,434             38,460             51,704
                                                                                    ----------         ----------         ----------
               Net Utility Plant ..........................................            797,471            779,511            760,645
                                                                                    ----------         ----------         ----------

Other Property and Plant - net ............................................             33,810             23,138             22,207
                                                                                    ----------         ----------         ----------

Current Assets
       Cash and cash equivalents ..........................................             36,968             49,410             64,670
       Short-term investments - available-for-sale securities .............             40,200             42,100             49,299
       Accounts receivable -
             net of allowance for doubtful accounts of
             $5.2 million, $4.6 million, and $4.7 million,
             respectively .................................................             70,795             97,462             74,583
       Accrued unbilled utility revenues ..................................              5,563              9,334              5,432
       Other receivables ..................................................              5,871              6,326              4,716
       Fuel and materials and supplies - at average cost ..................             29,239             28,350             19,518
       Regulatory assets ..................................................             18,719             30,764             12,638
       Prepaid income taxes ...............................................                 --              1,166                 --
       Fair value of derivative instruments ...............................                  9                 --              1,034
       Special deposits and prepayments ...................................             27,422             23,184             14,619
       Accumulated deferred income tax ....................................             15,335              8,836             12,570
                                                                                    ----------         ----------         ----------
                Total Current Assets ......................................            250,121            296,932            259,079
                                                                                    ----------         ----------         ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ...................................            115,564             97,073            101,389
       Intangible asset - pension plan ....................................             20,217             20,217             22,291
       Goodwill ...........................................................             52,198             51,333             50,873
       Other intangible assets - net ......................................             27,831             28,368             28,014
       Regulatory assets ..................................................             60,198             52,353             44,463
       Unamortized debt expense ...........................................              3,816              3,973              3,866
       Partnership interests ..............................................             12,504              7,350             13,470
       Other ..............................................................             20,204             19,258             10,186
                                                                                    ----------         ----------         ----------
                Total Deferred Charges and Other Assets ...................            312,532            279,925            274,552
                                                                                    ----------         ----------         ----------

                          Total Assets ....................................         $1,393,934         $1,379,506         $1,316,483
                                                                                    ==========         ==========         ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                      June 30,        December 31,        June 30,
                    CAPITALIZATION AND LIABILITIES                                      2006              2005              2005
                                                                                    -----------       ------------      -----------
                                                                                                (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized:
               15,762,000 shares outstanding, 16,862,087 shares issued,
               $0.10 par value ...............................................      $     1,686       $     1,686       $     1,686
        Paid-in capital ......................................................          351,230           351,230           351,230
        Retained earnings ....................................................          203,362           198,017           197,622
        Treasury stock (1,100,087 shares) ....................................          (46,252)          (46,252)          (46,252)
        Accumulated comprehensive income (loss) ..............................             (377)             (520)             (392)
        Capital stock expense ................................................             (328)             (328)             (328)
                                                                                    -----------       -----------       -----------
                Total Common Stock Equity ....................................          509,321           503,833           503,566
                                                                                    -----------       -----------       -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption .............................           21,027            21,027            21,027

        Long-term debt .......................................................          310,887           343,886           319,884
                                                                                    -----------       -----------       -----------
                Total Capitalization .........................................          841,235           868,746           844,477
                                                                                    -----------       -----------       -----------

Current Liabilities
        Current maturities of long-term debt .................................           33,000                --                --
        Notes payable ........................................................           33,500            30,000            13,000
        Accounts payable .....................................................           32,236            54,926            37,311
        Accrued interest .....................................................            5,594             5,156             5,096
        Dividends payable ....................................................            8,754             8,754             8,754
        Accrued vacation and payroll .........................................            5,936             5,845             5,760
        Customer deposits ....................................................            7,324             7,101             6,744
        Regulatory liabilities ...............................................               --               373             3,041
        Fair value of derivative instruments .................................            2,245               335                --
        Accrued environmental remediation costs ..............................            4,000                --                --
        Accrued income taxes .................................................            4,735                --             3,437
        Deferred revenues ....................................................            9,416             9,717             5,538
        Other ................................................................            9,972            11,964            10,978
                                                                                    -----------       -----------       -----------
                Total Current Liabilities ....................................          156,712           134,171            99,659
                                                                                    -----------       -----------       -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ...............................................          153,156           156,808           151,534
        Operating reserves ...................................................            6,756             6,216             6,674
        Accrued environmental remediation costs ..............................           18,529            22,772            22,629
        Accrued other post-employment benefit costs ..........................           27,694            24,945            22,856
        Accrued pension costs ................................................           32,854            18,806            28,969
        Other ................................................................           14,025            13,258            11,542
                                                                                    -----------       -----------       -----------
                Total Deferred Credits and Other Liabilities .................          253,014           242,805           244,204
                                                                                    -----------       -----------       -----------

Minority Interest ............................................................            1,494                --                --
                                                                                    -----------       -----------       -----------

Accumulated Deferred Income Tax ..............................................          141,479           133,784           128,143
                                                                                    -----------       -----------       -----------

Commitments and Contingencies (Note 11)

                         Total Capitalization and Liabilities ................      $ 1,393,934       $ 1,379,506       $ 1,316,483
                                                                                    ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         For the 6 Months Ended
                                                                                                                 June 30,
                                                                                                          2006               2005
                                                                                                      -----------       -----------
Operating Activities:                                                                                     (Thousands of Dollars)
    Net Income .................................................................................      $    22,368       $    26,873

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
             Depreciation and amortization .....................................................           18,077            18,189
             Deferred income taxes - net .......................................................            3,492             4,648
             Provision for uncollectibles ......................................................            3,000             1,572
             Accrued/deferred pension costs ....................................................           (6,884)           (7,323)
             Minority interest .................................................................             (128)               --
             Gain on sale of property and plant ................................................             (697)               --

          Changes in operating assets and liabilities - net of business acquisitions:
             Accounts receivable, unbilled revenues and other receivables ......................           29,397            (7,386)
             Fuel, materials and supplies ......................................................             (811)            1,985
             Special deposits and prepayments ..................................................           (6,903)            6,148
             Accounts payable ..................................................................          (22,864)           (6,107)
             Accrued taxes and interest ........................................................            5,174             3,904
             Deferred natural gas and electric costs ...........................................           13,834             5,471
             Customer benefit fund .............................................................           (6,412)           (2,852)
             Other - net .......................................................................           (5,476)              576
                                                                                                      -----------       -----------

       Net Cash Provided By Operating Activities ...............................................           45,167            45,698
                                                                                                      -----------       -----------

Investing Activities:

       Purchase of short-term investments ......................................................          (21,000)          (19,500)
       Proceeds from sale of short-term investments ............................................           22,900            18,900
       Additions to utility plant and other property and plant .................................          (30,614)          (28,718)
       Proceeds from sale of property and plant ................................................              765                --
       Issuance of notes receivable ............................................................             (315)           (2,970)
       Acquisitions made by competitive business subsidiaries ..................................          (12,843)           (1,124)
       Other - net .............................................................................           (2,947)           (1,999)
                                                                                                      -----------       -----------

       Net Cash Used in Investing Activities ...................................................          (44,054)          (35,411)
                                                                                                      -----------       -----------

Financing Activities:

       Redemption of preferred stock ...........................................................               --                (3)
       Net borrowings of short-term debt .......................................................            3,500             1,000
       Dividends paid on common stock ..........................................................          (17,023)          (17,023)
       Debt issuance costs .....................................................................              (32)               (8)
                                                                                                      -----------       -----------

       Net Cash Used in Financing Activities ...................................................          (13,555)          (16,034)
                                                                                                      -----------       -----------

Net Change in Cash and Cash Equivalents ........................................................          (12,442)           (5,747)

Cash and Cash Equivalents - Beginning of Year ..................................................           49,410            70,417
                                                                                                      -----------       -----------

Cash and Cash Equivalents - End of Period ......................................................      $    36,968       $    64,670
                                                                                                      ===========       ===========

Supplemental Disclosure of Cash Flow Information

       Interest paid ...........................................................................      $     9,986       $     7,841

       Federal and State income tax paid .......................................................      $     5,733       $     8,843

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                    For the 3 Months Ended June 30,
                                                                                        2006                2005
                                                                                    -----------         -----------
                                                                                         (Thousands of Dollars)
Operating Revenues
  Electric .................................................................        $   107,930         $   106,620
  Natural gas ..............................................................             36,458              31,142
                                                                                    -----------         -----------
      Total Operating Revenues .............................................            144,388             137,762
                                                                                    -----------         -----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .............             62,970              64,283
    Purchased natural gas ..................................................             25,329              20,773
    Other expenses of operation ............................................             29,985              24,129
  Depreciation and amortization ............................................              7,462               7,502
  Taxes, other than income tax .............................................              8,431               8,768
                                                                                    -----------         -----------
      Total Operating Expenses .............................................            134,177             125,455
                                                                                    -----------         -----------

Operating Income ...........................................................             10,211              12,307
                                                                                    -----------         -----------

Other Income and Deductions
  Interest on regulatory assets and other interest income ..................              2,121               1,534
  Other - net ..............................................................               (214)                (10)
                                                                                    -----------         -----------
      Total Other Income ...................................................              1,907               1,524
                                                                                    -----------         -----------

Interest Charges
  Interest on long-term debt ...............................................              4,071               3,519
  Interest on regulatory liabilities and other interest ....................                945                 262
                                                                                    -----------         -----------
      Total Interest Charges ...............................................              5,016               3,781
                                                                                    -----------         -----------

Income before income taxes .................................................              7,102              10,050

Income taxes ...............................................................              2,979               3,938
                                                                                    -----------         -----------

Net Income .................................................................              4,123               6,112

Dividends Declared on Cumulative Preferred Stock ...........................                242                 242
                                                                                    -----------         -----------

Income Available for Common Stock ..........................................        $     3,881         $     5,870
                                                                                    ===========         ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                         For the 6 Months Ended June 30,
                                                                                             2006                2005
                                                                                         -----------         -----------
                                                                                             (Thousands of Dollars)
Operating Revenues
  Electric ......................................................................        $   243,977         $   233,277
  Natural gas ...................................................................            107,267              94,571
                                                                                         -----------         -----------
      Total Operating Revenues ..................................................            351,244             327,848
                                                                                         -----------         -----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation ..................            148,810             142,704
    Purchased natural gas .......................................................             77,056              63,977
    Other expenses of operation .................................................             58,480              48,859
  Depreciation and amortization .................................................             14,917              15,004
  Taxes, other than income tax ..................................................             15,958              16,598
                                                                                         -----------         -----------
      Total Operating Expenses ..................................................            315,221             287,142
                                                                                         -----------         -----------

Operating Income ................................................................             36,023              40,706
                                                                                         -----------         -----------

Other Income and Deductions
  Interest on regulatory assets and other interest income .......................              4,050               3,416
  Other - net ...................................................................               (333)               (668)
                                                                                         -----------         -----------
      Total Other Income ........................................................              3,717               2,748
                                                                                         -----------         -----------

Interest Charges
  Interest on long-term debt ....................................................              8,024               6,766
  Interest on regulatory liabilities and other interest .........................              1,983               1,318
                                                                                         -----------         -----------
      Total Interest Charges ....................................................             10,007               8,084
                                                                                         -----------         -----------

Income Before Income Taxes ......................................................             29,733              35,370

Income Taxes ....................................................................             12,556              14,268
                                                                                         -----------         -----------

Net Income ......................................................................             17,177              21,102

Dividends Declared on Cumulative Preferred Stock ................................                485                 485
                                                                                         -----------         -----------

Income Available for Common Stock ...............................................        $    16,692         $    20,617
                                                                                         ===========         ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                        For the 3 Months Ended June 30,
                                                                          2006                   2005
                                                                       -----------           -----------
                                                                            (Thousands of Dollars)
Net Income .................................................           $     4,123           $     6,112

Other Comprehensive Income .................................                    --                    --
                                                                       -----------           -----------

Comprehensive Income .......................................           $     4,123           $     6,112
                                                                       ===========           ===========

                                                                         For the 6 Months Ended June 30,
                                                                          2006                   2005
                                                                       -----------           -----------
                                                                            (Thousands of Dollars)
Net Income .................................................           $    17,177           $    21,102

Other Comprehensive Income .................................                    --                    --
                                                                       -----------           -----------

Comprehensive Income .......................................           $    17,177           $    21,102
                                                                       ===========           ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     June 30,         December 31,         June 30,
                             ASSETS                                                    2006               2005               2005
                                                                                    ----------        ------------        ----------
                                                                                                (Thousands of Dollars)
Utility Plant
       Electric ...........................................................         $  748,419         $  739,775         $  709,483
       Natural gas ........................................................            231,934            226,859            219,423
       Common .............................................................            109,800            107,581            105,618
                                                                                    ----------         ----------         ----------
                                                                                     1,090,153          1,074,215          1,034,524

       Less:  Accumulated depreciation ....................................            342,116            333,164            325,583
                                                                                    ----------         ----------         ----------
                                                                                       748,037            741,051            708,941

       Construction work in progress ......................................             49,434             38,460             51,704
                                                                                    ----------         ----------         ----------
               Net Utility Plant ..........................................            797,471            779,511            760,645
                                                                                    ----------         ----------         ----------

Other Property and Plant - net ............................................                722                723                725
                                                                                    ----------         ----------         ----------

Current Assets
       Cash and cash equivalents ..........................................              1,738              4,232              3,417
       Accounts receivable -
             net of allowance for doubtful accounts of $3.8 million,
             $3.4 million, and $4.3 million, respectively .................             41,722             61,055             49,342
       Accrued unbilled utility revenues ..................................              5,563              9,334              5,432
       Other receivables ..................................................              3,190              2,868              2,448
       Fuel and materials and supplies - at average cost ..................             23,163             23,411             15,834
       Regulatory assets ..................................................             18,719             30,764             12,638
       Fair value of derivative instruments ...............................                 --                 --              1,034
       Special deposits and prepayments ...................................             22,838             16,168             11,839
       Accumulated deferred income tax ....................................             14,379              7,997             11,740
                                                                                    ----------         ----------         ----------
                Total Current Assets ......................................            131,312            155,829            113,724
                                                                                    ----------         ----------         ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ...................................            115,564             97,073            101,389
       Intangible asset - pension plan ....................................             20,217             20,217             22,291
       Regulatory assets ..................................................             60,198             52,353             44,463
       Unamortized debt expense ...........................................              3,816              3,973              3,866
       Other ..............................................................             12,651             11,653              9,841
                                                                                    ----------         ----------         ----------
                Total Deferred Charges and Other Assets ...................            212,446            185,269            181,850
                                                                                    ----------         ----------         ----------

                          Total Assets ....................................         $1,141,951         $1,121,332         $1,056,944
                                                                                    ==========         ==========         ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                    June 30,         December 31,         June 30,
                     CAPITALIZATION AND LIABILITIES                                   2006               2005               2005
                                                                                  -----------        ------------       -----------
                                                                                                (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued and outstanding ($5 par value) ....       $    84,311        $    84,311        $    84,311
        Paid-in capital ...................................................           174,980            174,980            174,980
        Retained earnings .................................................            51,501             43,309             29,262
        Capital stock expense .............................................            (4,961)            (4,961)            (4,961)
                                                                                  -----------        -----------        -----------
                Total Common Stock Equity .................................           305,831            297,639            283,592
                                                                                  -----------        -----------        -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ..........................            21,027             21,027             21,027

        Long-term Debt ....................................................           310,887            343,886            319,884
                                                                                  -----------        -----------        -----------
                Total Capitalization ......................................           637,745            662,552            624,503
                                                                                  -----------        -----------        -----------

Current Liabilities
        Current maturities of long-term debt ..............................            33,000                 --                 --
        Notes Payable .....................................................            33,500             30,000             13,000
        Accounts payable ..................................................            24,526             40,884             31,301
        Accrued interest ..................................................             5,594              5,156              5,096
        Dividends payable - preferred stock ...............................               242                242                242
        Accrued vacation and payroll ......................................             4,759              4,566              4,400
        Customer deposits .................................................             7,165              6,932              6,603
        Regulatory liabilities ............................................                --                373              3,041
        Fair value of derivative instruments ..............................             1,983                315                 --
        Accrued income taxes ..............................................             3,825                324              2,642
        Accrued environmental remediation costs ...........................             4,000                 --                 --
        Other .............................................................             5,470              6,895              6,209
                                                                                  -----------        -----------        -----------
                Total Current Liabilities .................................           124,064             95,687             72,534
                                                                                  -----------        -----------        -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ............................................           153,156            156,808            151,534
        Operating reserves ................................................             5,512              5,137              5,586
        Accrued environmental remediation costs ...........................            15,500             19,500             19,500
        Accrued other post-employment benefit costs .......................            27,694             24,945             22,856
        Accrued pension costs .............................................            32,854             18,806             28,969
        Other .............................................................            11,862             11,094              9,350
                                                                                  -----------        -----------        -----------
                Total Deferred Credits and Other Liabilities ..............           246,578            236,290            237,795
                                                                                  -----------        -----------        -----------

Accumulated Deferred Income Tax ...........................................           133,564            126,803            122,112
                                                                                  -----------        -----------        -----------

Commitments and  Contingencies (Note 11)

                Total Capitalization and Liabilities ......................       $ 1,141,951        $ 1,121,332        $ 1,056,944
                                                                                  ===========        ===========        ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the 6 Months Ended
                                                                                                       June 30,
                                                                                               2006               2005
                                                                                            -----------       -----------
Operating Activities:                                                                           (Thousands of Dollars)
    Net Income .......................................................................      $    17,177       $    21,102

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
             Depreciation and amortization ...........................................           14,917            15,004
             Deferred income taxes - net .............................................            2,675             3,764
             Provision for uncollectibles ............................................            2,507             1,210
             Accrued/deferred pension costs ..........................................           (6,884)           (7,323)

       Changes in operating assets and liabilities - net:
             Accounts receivable, unbilled revenues and other receivables ............           20,276            (9,550)
             Fuel, materials and supplies ............................................              248             1,373
             Special deposits and prepayments ........................................           (6,670)            8,515
             Accounts payable ........................................................          (16,358)           (1,650)
             Accrued taxes and interest ..............................................            3,939             3,109
             Deferred natural gas and electric costs .................................           13,834             5,471
             Customer benefit fund ...................................................           (6,412)           (2,852)
             Other - net .............................................................           (5,881)            2,143
                                                                                            -----------       -----------

       Net Cash Provided by Operating Activities .....................................           33,368            40,316
                                                                                            -----------       -----------

Investing Activities:

       Additions to plant ............................................................          (29,314)          (27,629)
       Other - net ...................................................................           (1,031)           (1,001)
                                                                                            -----------       -----------

       Net Cash Used in Investing Activities .........................................          (30,345)          (28,630)
                                                                                            -----------       -----------

Financing Activities:

       Redemption of preferred stock .................................................               --                (3)
       Net borrowings of short-term debt .............................................            3,500             1,000
       Dividends paid on cumulative preferred stock ..................................             (485)             (485)
       Dividends paid to parent - Energy Group .......................................           (8,500)          (17,000)
       Debt issuance costs ...........................................................              (32)               (8)
                                                                                            -----------       -----------

       Net Cash Used In Financing Activities .........................................           (5,517)          (16,496)
                                                                                            -----------       -----------

Net Change in Cash and Cash Equivalents ..............................................           (2,494)           (4,810)

Cash and Cash Equivalents - Beginning of Year ........................................            4,232             8,227
                                                                                            -----------       -----------

Cash and Cash Equivalents - End of Period ............................................      $     1,738       $     3,417
                                                                                            ===========       ===========

Supplemental Disclosure of Cash Flow Information

       Interest paid .................................................................      $     8,117       $     6,325

       Federal and State income tax paid .............................................      $     6,626       $     8,875

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - GENERAL

Basis of Presentation

      This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to the Consolidated Financial Statements apply to both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, which include Central Hudson and Energy Group's non-utility subsidiary, Central Hudson Enterprises Corporation ("CHEC" and, together with its subsidiaries, the "competitive business subsidiaries"). CHEC subsidiary Griffith Energy Services, Inc. ("Griffith") (and prior to its merger with Griffith as of December 31, 2005, SCASCO, Inc. ("SCASCO")) is referred to herein as the "fuel distribution business."

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

      On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale Biomass, LLC ("Lyonsdale"). Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant. The financial statements of Lyonsdale for the period of April 12, 2006, through June 30, 2006, have been fully consolidated into the financial statements of Energy Group. The minority interest shown on Energy Group's Consolidated Financial Statements represents the other owner's proportionate share of the income and equity of Lyonsdale.

      Energy Group's and Central Hudson's balance sheets as of June 30, 2005, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

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

Revision in the Classification of Certain Securities

      In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended March 31, 2006, and the classification of Auction Rate Securities and Variable Rate Demand Notes, Energy Group concluded that it was appropriate to classify these securities in Energy Group's Consolidated Balance Sheet as "short-term investments - available-for-sale securities." Previously, these investments had been classified as "cash and cash equivalents." These securities are described in greater detail in Note 5 - "Short-Term Investments" of this Quarterly Report on Form 10-Q. As a result of this revision in classification, Energy Group has also made corresponding adjustments to its Consolidated Statement of Cash Flows for all periods presented to reflect the gross purchases and liquidation of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents. This revision in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations, or financial covenants and does not affect previously reported cash flows from operating or financing activities. The Consolidated Financial Statements of Central Hudson were not affected by this revision in classification.

      The impact on net cash from investing activities for the six months ended June 30, 2005, was a decrease of $0.6 million for activity relating to these investments. The revision in classification for prior period Consolidated Balance Sheets resulted in a decrease to cash and cash equivalents and the reporting of short-term investments in the amount of $42.1 million and $49.3 million at December 31, 2005, and June 30, 2005, respectively.

Accounting for Derivative Instruments and Hedging Activities

Regulated Electric and Natural Gas Businesses

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. At June 30, 2006, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was a net unrealized loss of $2.0 million. This compares to a fair value at December 31, 2005, of ($315,000), a net unrealized loss, and a fair value of $1.0 million at June 30, 2005, a net unrealized gain. At June 30, 2006, Central Hudson had open derivative contracts hedging approximately 20.8% of its projected electricity requirements for the period July 2006 through December 2006 and 1.0% of its projected natural gas requirements for the period

November 2006 through March 2007. Central Hudson recorded actual net losses of $1.5 million for the quarter ended June 30, 2006, as compared to a net gain of $433,000 for the same period in 2005. Comparative amounts for the six months ended June 30, 2006, and 2005, were net losses of $5.7 million and $287,000, respectively.

      Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs and are deferred for return to or recovery from customers under Central Hudson's electric and natural gas energy cost adjustment clauses as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 71, titled Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). Central Hudson also entered into weather derivative contracts to hedge the effect of weather on sales of electricity and natural gas. The periods covered were the three months of the heating seasons ended March 31, 2006, and 2005, and the three months of the cooling season ended August 31, 2005. A weather-hedging contract was not in effect for the three months ended June 30, 2006, but a contract is in place for the months of July and August 2006. In June 2005, an estimated liability of $1.2 million was accrued related to the 2005 cooling season. No settlement payments were required to or from counter-parties for the six months ended June 30, 2006.

      On April 1, 2006, Central Hudson replaced its interest rate cap agreement with a new two-year agreement through April 1, 2008, with similar terms as the expired agreement. As discussed in Note 1 - "Summary of Significant Accounting Policies" of the Corporations' 10-K Annual Report, this rate cap agreement hedges the variability in interest rates related to Central Hudson's bonds issued by the New York State Energy Research Development Authority. Central Hudson also has in place a true-up mechanism authorized by the PSC which defers for return to or recovery from customers any differences between actual variable interest rates and the corresponding costs embedded in customer rates. The premium costs and any realized benefits for the rate cap agreement also pass through this regulatory mechanism.

Fuel Distribution Business

      The fair value of Griffith's open derivative positions at June 30, 2006, and 2005, and the fair value of derivative instruments at December 31, 2005, were not material. Derivatives outstanding at June 30, 2006, included call and put options designated as cash flow hedges for fuel oil purchases through June 2007 for customers with fixed price contracts. Actual net gains and losses recorded during the quarters and years to-date ended June 30, 2006, and 2005, were also not material.

      In the first quarter of 2006, Griffith also entered into derivative contracts to hedge a portion (714,000 gallons) of its fuel oil inventory. These derivative instruments, comprised of calendar average New York Mercantile Exchange ("NYMEX ") swaps, were designated as a fair value hedge of inventory. The fair value of these instruments at June 30, 2006, for the second quarter and the six months to-date impact to earnings were not material. Griffith had previously entered into weather derivative contracts for the three months of the heating seasons ended March 31, 2006, and 2005. Settlement amounts for the comparative quarters were not material.

Parental Guarantees

      Energy Group and certain of the competitive business subsidiaries have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third-parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes. In addition, Energy Group agreed to guarantee the post-closing obligations of former subsidiary Central Hudson Energy Services, Inc. ("CH Services") under the agreement related to the sale of former subsidiary CH Resources, Inc. ("CH Resources"), which guarantee became applicable to CHEC. Reference is made to Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report under the captions "Parental Guarantees" and "Product Warranties" and to Note 11 - "Commitments and Contingencies" of this Quarterly Report on Form 10-Q under the caption "CHEC."

      The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At June 30, 2006, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $4.1 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in Energy Group's Consolidated Balance Sheet. Energy Group's approximate aggregate potential liability for product warranties at June 30, 2006, had not changed from that reported at December 31, 2005, which was $101,000. Energy Group's approximate aggregate potential liability for product warranties was $504,000 at June 30, 2005, which had not changed from that reported at December 31, 2004.

Goodwill and Other Intangible Assets

      Reference is made to Note 5 - "Goodwill and Other Intangible Assets" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Intangible assets include separate, identifiable, intangible assets such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.4 million. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Goodwill balances are tested annually for impairment in the fourth quarter and are retested between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

--------------------------------------------------------------------------------------------------------------------
                                   June 30, 2006              December 31, 2005            June 30, 2005
--------------------------------------------------------------------------------------------------------------------
                                Gross                        Gross                       Gross
                              Carrying     Accumulated     Carrying     Accumulated    Carrying    Accumulated
                                Amount    Amortization       Amount    Amortization     Amount     Amortization
--------------------------------------------------------------------------------------------------------------------
Customer Lists                 $41,315       $14,117        $40,448       $12,754       $38,902      $11,453
--------------------------------------------------------------------------------------------------------------------
Covenants Not to Compete         1,714         1,081          1,669           995         1,489          924
--------------------------------------------------------------------------------------------------------------------
Total Amortizable
Intangibles                    $43,029       $15,198        $42,117       $13,749       $40,391      $12,377
--------------------------------------------------------------------------------------------------------------------

      Amortization expense was $1.4 million for each of the six-month periods ended June 30, 2006, and 2005. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $2.9 million.

      The carrying amount for goodwill not subject to amortization was $52.2 million as of June 30, 2006, $51.3 million as of December 31, 2005, and $50.9 million as of June 30, 2005.

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

      Financial Accounting Standards Board ("FASB") SFAS No. 143, titled Accounting for Asset Retirement Obligations ("SFAS 143"), precludes the recognition of expected future legal retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $95.7 million, $92.2 million, and $90.7 million of net cost of removal as regulatory liabilities as of June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

      FASB Interpretation No. 47, titled Accounting for Conditional Asset Retirement Obligations ("FIN 47"), clarifies the term "conditional asset retirement obligation" as used in SFAS 143 to refer to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. In accordance with FIN 47, Energy Group recorded depreciation expense on the asset retirement obligations and accretion expense on the liabilities for the six months ended June 30, 2006. These amounts were not material. For further information regarding FIN 47, see the caption "Depreciation and Amortization" of
Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

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

      Accumulated depreciation for the fuel distribution business was $16.1 million, $14.9 million, and $13.4 million as of June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

      Accumulated depreciation for Lyonsdale was $0.1 million as of June 30, 2006.

      Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset's expected useful life. See the caption "Goodwill and Other Intangible Assets" of this Note 2 for further discussion.

Earnings Per Share

      In the calculation of earnings per share (basic and diluted) of Energy Group's common stock ("Common Stock"), earnings for Energy Group are reduced by the preferred stock dividends of Central Hudson. The average dilutive effect of Energy Group's stock options and performance shares was 13,368 shares and 7,074 shares for the quarters ended June 30, 2006, and 2005, and 13,619 shares and 7,693 shares for the six months ended June 30, 2006, and 2005, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for each of the periods presented. The number of shares of Common Stock represented by the options excluded from the above calculation was 35,700 shares and 36,900 shares for the three-month and six-month periods ended June 30, 2006, and

2005, respectively. For additional information regarding stock options and performance shares, see Note 8 - "Equity-Based Compensation Incentive Plans."

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

Reclassification

      Certain amounts in the 2005 Consolidated Financial Statements have been reclassified to conform to the 2006 presentation. Primarily, the Consolidated Balance Sheet for Energy Group has been reformatted to distinguish Partnership Interests from Other Assets.

NOTE 3 - REGULATORY MATTERS

      Reference is made to Note 2 - "Regulatory Matters" under caption "Rate Proceedings - Electric and Natural Gas" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      In April 2006, Central Hudson, Department of Public Service Staff ("PSC Staff"), and other parties served on all parties a negotiated Joint Proposal ("2006 Joint Proposal") to be considered by the PSC in Central Hudson's then current electric and natural gas rate proceeding. Under the terms of the 2006 Joint Proposal, an increase to electric delivery revenues of $53.7 million over the three-year term is to be phased-in with annual electric delivery rate increases of approximately $17.9 million as of July 1, 2006, July 1, 2007, and July 1, 2008. A natural gas delivery revenue increase of $14.1 million is to be phased-in over two years with natural gas delivery rate increases of $8 million as of July 1, 2006, and $6.1 million as of July 1, 2007.

      On June 20, 2006, the PSC extended the normal eleven-month suspension of the case through August 29, 2006, with a make-whole provision for the loss of revenues due to the extension of the suspension period past July 1, 2006.

      On July 24, 2006, the PSC issued its Order Establishing Rate Plan ("2006 Order") following action to approve the 2006 Joint Proposal at the July 19, 2006, session. The 2006 Order adopted all of the terms and conditions of the 2006 Joint Proposal with a modification requiring distribution right-of-way ("ROW") maintenance expenses to be subject to the same shortfall true-up mechanism that applies to transmission ROW maintenance expenses. The 2006 Order directs a compliance tariff filing to place new rates into effect as of August 1, 2006, subject to the terms and conditions of the 2006 Order; Central Hudson made this compliance filing on July 31, 2006.

      The 2006 Order provides for delivery rates based on a return on equity of 9.6% with an earnings sharing threshold of 10.6%, above which Central Hudson is to share earnings with its customers. Rates are based on a capital structure which includes 45% common equity, but the actual proportion of common equity up to a limit of 47% may be used in determining the return on common equity for the purpose of earnings sharing. The 2006 Order also includes the continued full recovery of all purchased natural gas and electric costs through existing monthly supply cost recovery mechanisms. In addition, three-year capital expenditure targets to fund investments in its electric, natural gas, and common plant, and increased allowances for the recovery of operating costs including transmission and distribution ROW maintenance expenses, have been established. The capital expenditure targets are subject to true-up provisions, requiring deferral of the revenue equivalent of any shortfalls in spending over the three-year term. Transmission and distribution ROW maintenance expenses are also subject to true-up provisions over the three-year term, requiring the deferral of shortfalls in actual expenditures. The 2006 Order also provides increased rate allowances and continued deferral accounting authorization for the recovery of expenses for pensions, other post-employment benefits ("OPEB"), stray voltage testing, manufactured gas plant ("MGP") site remediation, and certain other expense items. The 2006 Order also provides additional funding to assist low-income customers in paying their energy bills, as well as continued funding of programs to encourage customers to explore new opportunities available through the competitive retail supply markets. In addition, the 2006 Order includes penalty-only performance mechanisms with established targets for specified levels of performance for a number of customer service quality, natural gas safety, and electric reliability measures.

      A copy of the 2006 Order is available on Energy Group's website at www.CHEnergyGroup.com.

Non-Utility Land Sales

Regulated Electric and Natural Gas Businesses

      Commencing April 26, 2005, and updated on May 22, 2006, Central Hudson filed Notices of Intent with the PSC to sell 43 parcels of non-utility real property. On July 22, 2005, the PSC issued an Order stating that the filings shall be reviewed further under Public Service Law Section 70 ("Section 70") to determine the disposition of and the accounting for the potential gains. The total book cost of the proposed property sales of 43 parcels is approximately $323,000 and is included in Other Property and Plant - Net on the Consolidated Balance Sheets of Energy Group and Central Hudson.

      On June 23, 2006, the PSC issued an Order approving the proposed transfers of ownership interests in the non-utility property and the recognition of any gains realized upon the transfers for the benefit of shareholders.

      In July 2006, Central Hudson sold several parcels of non-utility real property for an approximate net gain before taxes of $1 million. Additional sales of non-utility real property are expected to occur prior to December 31, 2006.

Other Businesses

      On June 29, 2006, Energy Group (the holding company) sold its only real property for $765,000, with a net after-tax gain of $382,000.

NOTE 4 - ACQUISITIONS, INVESTMENTS, AND DIVESTITURES

      Reference is made to Note 4 - "Acquisition, Investments, and Divestitures" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

Acquisitions

      During the first quarter of 2006, Griffith acquired certain assets of one fuel distribution company for a total of $390,000. The purchase price allocated to intangible assets (including goodwill) was $305,000, of which $145,000 was allocated to goodwill. The principal tangible assets acquired were vehicles.

      During the second quarter of 2006, Griffith acquired certain assets of four fuel distribution companies for a total of $1.5 million. The purchase price allocated to intangible assets (including goodwill) was $1.4 million, of which $654,000 was allocated to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts. All four acquisitions have earn-out provisions, which may increase the purchase price if certain sales volumes are attained.

      On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale from Catalyst Renewables Corporation ("Catalyst") for $10.8 million that included a preliminary additional working capital adjustment of $1.0 million, which is subject to a final audit. CHEC allocated the total purchase price on a preliminary basis to the fair value of assets acquired and liabilities assumed as follows: Current Assets of $1.3 million, Other Property and Plant of $9.6 million, and Current Liabilities of $0.1 million. Catalyst remains the owner of a minority share of Lyonsdale and will provide asset management services to Lyonsdale under a contract expiring April 12, 2009. Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant, which began operation in 1992. The plant is located in Lyonsdale, New York, which is about 35 miles northwest of Utica. The energy and capacity of the plant is being sold at a fixed price to an investment grade rated counter-party through a long-term contract beginning May 1, 2006, and ending December 31, 2014. The financial statements of Lyonsdale for the period of April 12, 2006, through June 30, 2006, have been fully consolidated into the financial statements of Energy Group.

Investments

      Reference is made to the subcaption "Investments" of Note 4 - "Acquisitions, Investments, and Divestitures" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      In January 2006, Cornhusker Energy Lexington Holdings, LLC ("Cornhusker Holdings") began operation of its fuel ethanol production facility, located in Lexington, Nebraska. On March 9, 2006, CHEC acquired an additional $2.0 million of subordinated notes issued by Cornhusker Holdings, bringing the total acquired by CHEC to-date to $5.0 million. On March 10, 2006, CHEC invested $4.9 million in CH-Community Wind Energy, LLC, a joint venture between CHEC and Community Energy, Inc. The joint venture closed on its investment in the Bear Creek and Jersey Atlantic wind farm projects, which are both commercially operational. CH-Community Wind Energy, LLC currently owns an 18% minority interest in these projects. CHEC's investment is accounted for under the equity method.

NOTE 5 - SHORT-TERM INVESTMENTS

      Energy Group's short-term investments consist of Auction Rate Securities ("ARS") and Variable Rate Demand Notes ("VRDN"), which have been classified as current available-for-sale securities pursuant to the provisions of SFAS No. 115, titled Accounting for Certain Investments in Debt and Equity Securities. ARS and VRDN are debt instruments with a long-term nominal maturity and a mechanism that resets the interest rate at regular intervals. Energy Group's investments include tax-exempt ARS and VRDN with interest rates that are reset anywhere from 7 to 35 days. These investments are available to fund current operations or to provide funding in accordance with Energy Group's strategy to redeploy equity into its subsidiaries. Due to the nature of these securities with regard to their interest reset periods, the aggregate carrying value approximates their fair value, thereby not impacting shareholders equity with regard to unrealized gains and losses. The aggregate fair value of these short-term investments was $40.2 million at June 30, 2006, $42.1 million at December 31, 2005, and $49.3 million at June 30, 2005. Cash flows from the purchases and liquidation of these investments are reported separately as investing activities in Energy Group's Consolidated Statements of Cash Flow.

NOTE 6 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 12 - "Segments and Related Information" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of CHEC. The investments and business development activities of Energy Group and the energy efficiency and investment activities of CHEC, including its ownership interests in ethanol, wind, and biomass energy projects, are reported under the heading "Unregulated - Other."

      Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, Central Hudson property common to both electric and natural gas segments, and the depreciation of Central Hudson's common property have been allocated in accordance with practices established for regulatory purposes.

      Central Hudson's and Griffith's operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

CH Energy Group, Inc. Segment Disclosure

-------------------------------------------------------------------------------------------------------------------------------
                                                                 Quarter Ended June 30, 2006
(In Thousands, Except                    --------------------------------------------------------------------------------------
 Earnings Per Share)                             Regulated                     Unregulated          Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------------
                                                         Natural         Fuel
                                         Electric         Gas        Distribution        Other
-------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                       $107,930       $ 36,458       $  68,224        $  1,279       $  --        $  213,891
-------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                           3             34              --              --         (37)               --
-------------------------------------------------------------------------------------------------------------------------------
  Total revenues                         $107,933       $ 36,492       $  68,224        $  1,279       $ (37)       $  213,891
-------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
income taxes                             $  4,821       $  2,039       $  (3,407)       $  2,714       $  --        $    6,167
-------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                        $  2,864       $  1,017       $  (2,044)       $  2,231       $  --        $    4,068
-------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per
Share - Diluted                          $   0.18       $   0.07       $   (0.13)       $   0.14(1)    $  --        $     0.26
-------------------------------------------------------------------------------------------------------------------------------
Segment Assets at
June 30, 2006                            $847,814       $294,137       $ 146,805        $105,885       $(707)(2)    $1,393,934
-------------------------------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business activities was $0.04 per share, with the balance of $0.10 per share resulting primarily from interest income.

(2)   Includes minority interest of $1,494 related to Lyonsdale.

-------------------------------------------------------------------------------------------------------------------------------
                                                                    Six Months Ended June 30, 2006
(In Thousands, Except                    --------------------------------------------------------------------------------------
 Earnings Per Share)                            Regulated                     Unregulated           Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------------
                                                         Natural         Fuel
                                         Electric         Gas        Distribution        Other
-------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                       $243,977       $107,267       $ 178,059        $  1,820       $  --        $  531,123
-------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                           6            239              --              --        (245)               --
-------------------------------------------------------------------------------------------------------------------------------
  Total revenues                         $243,983       $107,506       $ 178,059        $  1,820       $(245)       $  531,123
-------------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                                    $ 16,221       $ 13,027       $   3,789        $  4,189       $  --        $   37,226
-------------------------------------------------------------------------------------------------------------------------------
Net income                               $  9,307       $  7,385       $   2,274        $  3,402       $  --        $   22,368
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Diluted                                  $   0.59       $   0.47       $    0.14        $   0.21(1)    $  --        $     1.41
-------------------------------------------------------------------------------------------------------------------------------
Segment Assets at
June 30, 2006                            $847,814       $294,137       $ 146,805        $105,885       $(707)(2)    $1,393,934
-------------------------------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business activities was $0.06 per share, with the balance of $0.15 per share resulting primarily from interest income and business development activities.

(2)   Includes minority interest of $1,494 related to Lyonsdale.

-------------------------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended June 30, 2005
                                         --------------------------------------------------------------------------------------
(In Thousands, Except
  Earnings Per Share)                           Regulated                     Unregulated           Eliminations        Total
-------------------------------------------------------------------------------------------------------------------------------
                                                         Natural         Fuel
                                         Electric         Gas        Distribution        Other
-------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                       $106,620       $ 31,142       $  51,598        $    210        $  --        $  189,570
-------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                           3             34              --              --          (37)               --
-------------------------------------------------------------------------------------------------------------------------------
 Total revenues                          $106,623       $ 31,176       $  51,598        $    210        $ (37)       $  189,570
-------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
income taxes                             $  7,857       $  1,950       $  (2,486)       $  1,065        $  --        $    8,386
-------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                        $  4,854       $  1,016       $  (1,492)       $  2,155        $  --        $    6,533
-------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per
Share - Diluted                          $   0.31       $   0.06       $   (0.09)       $   0.13(1)     $  --        $     0.41
-------------------------------------------------------------------------------------------------------------------------------
Segment Assets at
June 30, 2005                            $789,180       $267,764       $ 136,065        $124,704        $(1,230)     $1,316,483
-------------------------------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business activities was $0.01 per share, with the balance of $0.12 per share resulted primarily from the recording of New York State income tax benefits of $0.09 per share related to the completion of the Energy Group tax audit and investment and business development activities.

-------------------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended June 30, 2005
                                         --------------------------------------------------------------------------------------
(In Thousands, Except
 Earnings Per Share)                             Regulated                     Unregulated           Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------------
                                                         Natural         Fuel
                                         Electric         Gas        Distribution        Other
-------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                       $233,277       $ 94,571       $ 147,354        $    455        $  --        $  475,657
-------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                           6            201              --              --         (207)               --
-------------------------------------------------------------------------------------------------------------------------------
 Total revenues                          $233,283       $ 94,772       $ 147,354        $    455        $(207)       $  475,657
-------------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                                    $ 20,696       $ 14,189       $   5,284        $  2,329        $  --        $   42,498
-------------------------------------------------------------------------------------------------------------------------------
Net income                               $ 12,347       $  8,270       $   3,171        $  3,085        $  --        $   26,873
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Diluted                                  $   0.78       $   0.53       $    0.20        $   0.19(1)     $  --        $     1.70
-------------------------------------------------------------------------------------------------------------------------------
Segment Assets at
June 30, 2005                            $789,180       $267,764       $ 136,065        $124,704        $(1,230)     $1,316,483
-------------------------------------------------------------------------------------------------------------------------------

(1) The amount of Unregulated EPS attributable to CHEC's other business activities was $0.02 per share; the balance of $0.17 per share resulted primarily from the recording of New York State income tax benefits of $0.09 per share related to the completion of the Energy Group tax audit and investment and business development activities.

Central Hudson Gas & Electric Corporation Segment Disclosure

----------------------------------------------------------------------------------------------------------------
           (In Thousands)                                      Quarter Ended June 30, 2006
----------------------------------------------------------------------------------------------------------------
                                                                Natural
                                              Electric            Gas           Eliminations           Total
----------------------------------------------------------------------------------------------------------------
Revenues from external customers             $  107,930        $   36,458        $       --         $  144,388
----------------------------------------------------------------------------------------------------------------
Intersegment revenues                                 3                34               (37)                --
----------------------------------------------------------------------------------------------------------------
 Total Revenues                              $  107,933        $   36,492        $      (37)        $  144,388
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                 $    5,000        $    2,102        $       --         $    7,102
----------------------------------------------------------------------------------------------------------------
Net Income                                   $    3,047        $    1,076        $       --         $    4,123
----------------------------------------------------------------------------------------------------------------
Income Available for Common Stock            $    2,864        $    1,017        $       --         $    3,881
----------------------------------------------------------------------------------------------------------------
Segment Assets at June 30, 2006              $  847,814        $  294,137        $       --         $1,141,951
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
         (In Thousands)                                   Six Months Ended June 30, 2006
----------------------------------------------------------------------------------------------------------------
                                                                Natural
                                              Electric            Gas           Eliminations           Total
----------------------------------------------------------------------------------------------------------------
Revenues from external customers             $  243,977        $  107,267        $       --         $  351,244
----------------------------------------------------------------------------------------------------------------
Intersegment revenues                                 6               239              (245)                --
----------------------------------------------------------------------------------------------------------------
 Total Revenues                              $  243,983        $  107,506        $     (245)        $  351,244
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                 $   16,493        $   13,240        $       --         $   29,733
----------------------------------------------------------------------------------------------------------------
Net Income                                   $    9,674        $    7,503        $       --         $   17,177
----------------------------------------------------------------------------------------------------------------
Income Available for Common Stock            $    9,307        $    7,385        $       --         $   16,692
----------------------------------------------------------------------------------------------------------------
Segment Assets at June 30, 2006              $  847,814        $  294,137        $       --         $1,141,951
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
         (In Thousands)                                         Quarter Ended June 30, 2005
----------------------------------------------------------------------------------------------------------------
                                                                Natural
                                              Electric            Gas           Eliminations           Total
----------------------------------------------------------------------------------------------------------------
Revenues from external customers             $  106,620        $   31,142        $       --         $  137,762
----------------------------------------------------------------------------------------------------------------
Intersegment revenues                                 3                34               (37)                --
----------------------------------------------------------------------------------------------------------------
 Total Revenues                              $  106,623        $   31,176        $      (37)        $  137,762
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                 $    8,040        $    2,010        $       --         $   10,050
----------------------------------------------------------------------------------------------------------------
Net Income                                   $    5,035        $    1,077        $       --         $    6,112
----------------------------------------------------------------------------------------------------------------
Income Available for Common Stock            $    4,854        $    1,016        $       --         $    5,870
----------------------------------------------------------------------------------------------------------------
Segment Assets at June 30, 2005              $  789,180        $  267,764        $       --         $1,056,944
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
         (In Thousands)                                       Six Months Ended June 30, 2005
----------------------------------------------------------------------------------------------------------------
                                                                Natural
                                              Electric            Gas           Eliminations           Total
----------------------------------------------------------------------------------------------------------------
Revenues from external customers             $  233,277        $   94,571        $       --         $  327,848
----------------------------------------------------------------------------------------------------------------
Intersegment revenues                                 6               201              (207)                --
----------------------------------------------------------------------------------------------------------------
 Total Revenues                              $  233,283        $   94,772        $     (207)        $  327,848
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                 $   21,061        $   14,309        $       --         $   35,370
----------------------------------------------------------------------------------------------------------------
Net Income                                   $   12,711        $    8,391        $       --         $   21,102
----------------------------------------------------------------------------------------------------------------
Income Available for Common Stock            $   12,347        $    8,270        $       --         $   20,617
----------------------------------------------------------------------------------------------------------------
Segment Assets at June 30, 2005              $  789,180        $  267,764        $       --         $1,056,944
----------------------------------------------------------------------------------------------------------------

NOTE 7 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

      Reference is made to the captions "New Accounting Standards and Other FASB Projects - Standards Implemented" and "New Accounting Standards and Other FASB Projects - Standards to be Implemented" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement Upon the Occurrence of a Contingent Event

      On February 3, 2006, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-4, titled Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement Upon the Occurrence of a Contingent Event ("FSP FAS 123(R)-4"). This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, such as a change in control or other liquidity event of the company, death or disability of the holder, or an initial public offering. FSP FAS 123(R)-4 amends FASB Statement 123(R), titled Share-Based Payment ("SFAS 123(R)"), to address such situations.

      The guidance in this FSP is effective with the adoption of SFAS 123(R). For Energy Group, SFAS 123(R) was adopted effective January 1, 2006. The provisions of this FSP do not currently apply to Energy Group or its subsidiaries.

Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements Nos. 133 and 140

      In March 2006, the FASB issued SFAS No. 155 titled Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 ("SFAS 155"). SFAS 155 modifies requirements for financial reporting for certain hybrid financial instruments by requiring more consistent accounting which eliminates exemptions and provides a means to simplify the accounting for these instruments. SFAS 155 also resolves issues addressed in Statement 133 Implementing Issue No. D1, titled Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.

      SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier application permitted. If applicable, Energy Group would expect to adopt SFAS 155 as of January 1, 2007. The provisions of SFAS 155 do not currently apply to Energy Group or its subsidiaries, as they do not have hybrid financial instruments as defined by SFAS 155.

FASB Proposed Statement: Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statement Nos. 87, 88, 106, and 132(R)

      On March 31, 2006, the FASB issued an exposure draft of a proposed Statement intended to improve existing reporting for defined benefit post-retirement plans. This proposed Statement would require an employer that sponsors a defined benefit post-retirement plan to report the current economic status (i.e. the overfunded or underfunded status) of the plan in its statement of financial position, which would eliminate the need for a reconciliation in the notes to its financial statements. Moreover, the proposed Statement would also require an employer to measure the plan assets and plan obligations as of the date of its statement of financial position rather than as of a measurement date that is up to three months before the end of its fiscal year. As a result of this proposed Statement, reported financial information would measure plan assets and benefit obligations on the same date as the employer's assets and liabilities and reflect all changes in a plan's overfunded or underfunded status as such changes arise.

      This proposed Statement is expected to be finalized in September 2006 and become effective for fiscal years ending after December 15, 2006, which for Energy Group would be fiscal year ended December 31, 2006. The FASB's proposal to change the measurement date would be effective for Energy Group in 2007.

      Pursuant to SFAS 71 and under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers its net periodic pension costs through customer rates, with differences from rate allowances deferred for future recovery from or return to customers. As a result, it is not expected that this Statement would have a significant impact on the results of operations or cash flows of Energy Group or its subsidiaries.

EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)

Presentation of Governmental Taxes in the Income Statement

      In June 2006, the Emerging Issues Task Force ("EITF") ratified a consensus on EITF Issue No. 06-3, titled How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. This Issue focused on any taxes assessed by a governmental authority that are imposed concurrently on specific revenue-producing transactions between a seller and a customer and how they should be presented in the income statement. Taxes assessed on an entity's activities over a period of time, such as gross receipts taxes, are not within the scope of the Issue. The presentation of taxes on either a gross (i.e. included in revenues and costs) or net basis (i.e. excluded from revenues) is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, titled Disclosure of Accounting Policies. Tax amounts deemed significant when reporting on a gross basis should be disclosed for interim and annual financial statements for each period for which an income statement is presented.

      This Issue does not require an entity to reevaluate its existing classification policies related to taxes assessed by a governmental authority but does require the presentation of additional disclosures.

      This Issue is applicable to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted.

      Energy Group does not expect this Issue to have any impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Accounting for Uncertain Tax Positions

      In July 2006, the FASB issued Interpretation No. 48, titled Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, titled Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, and disclosure and transition issues.

      The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the entity determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, the entity should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

      The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year.

      The implementation of FIN 48 is not expected to have a material impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

NOTE 8 - EQUITY-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 10 - "Equity-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan (the "2000 Plan") described therein.

      Energy Group has adopted a Long-Term Equity Incentive Plan (the "2006 Plan") to replace the 2000 Plan. The 2006 Plan was approved by Energy Group's shareholders on April 25, 2006. The 2000 Plan has been terminated, with no new awards to be granted under such plan. Outstanding awards granted under the 2000 Plan will continue in accordance with their terms and the provisions of the 2000 Plan.

      The 2006 Plan reserves up to a maximum of 300,000 shares of Common Stock for awards to be granted under the 2006 Plan. Awards may consist of stock option rights, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, and other awards that Energy Group's Compensation Committee of its Board of Directors ("Compensation Committee") may authorize. Energy Group's Compensation Committee may also, from time to time and upon such terms and conditions as it may determine, authorize the granting to non-employee Directors of stock option rights, stock appreciation rights, restricted shares, and restricted stock units.

      In addition to the aggregate limit in the awards described above, the 2006 Plan imposes various sub-limits on the number of shares of Common Stock that may be issued or transferred under the 2006 Plan. The aggregate number of shares of Common Stock actually issued or transferred by Energy Group upon the exercise of incentive stock options shall not exceed 300,000 shares. No participant shall be granted stock option rights and stock appreciation rights, in aggregate, for more than 15,000 shares of Common Stock during any calendar year. No participant in any calendar year shall receive an award of performance shares or restricted shares that specify management objectives, in the aggregate, for more than 20,000 shares of Common Stock, or performance units having an aggregate maximum value as of their respective date of grant in excess of $1 million. The number of shares of Common Stock issued as stock appreciation rights, restricted shares, and restricted stock units (after taking forfeitures into account) shall not exceed, in the aggregate, 100,000 shares of Common Stock.

      Performance shares were granted, in aggregate, to executives covered under the 2000 Plan in the amount of 29,300 shares and 23,000 shares, on January 1, 2004, and January 1, 2005, respectively. Performance shares were granted, in aggregate, to executives covered under the 2006 Plan in the amount of 20,710 shares on April 25, 2006. Due to the retirement of Energy Group's former Chairman in mid-2004, pro-rated shares of the 2004 grants were awarded to him in 2004. As of June 30, 2006, the number of performance shares that remain outstanding are as follows: 19,800 from the 2004 grant; 23,000 from the 2005 grant; and 20,710 from the 2006 grant. The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award. Compensation expense recorded related to performance shares for the quarters ended June 30, 2006, and 2005, was $276,000 and $136,000, respectively.
Compensation expense related to performance shares for the six months ended June 30, 2006, was $419,000 and was not material for the same period of 2005.

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group and its subsidiaries under the 2000 Plan as of June 30, 2006, is as follows:


                                                              Weighted         Weighted
                                                               Average          Average
                                     Stock Option             Exercise         Remaining
                                        Shares                  Price        Life in Years
                                     ------------             --------       -------------
Outstanding at 12/31/05                    73,300              $46.18              5.99
     Granted                                   --                  --                --
     Exercised                             (7,640)             $43.63
     Expired/Cancelled                         --                  --                --
                                      -----------              ------            ------
Outstanding at 6/30/06                     65,660              $46.48              5.58
                                      ===========              ======            ======

Total Shares Outstanding               15,762,000
Potential Dilution                         0.4%

      A total of 7,640 non-qualified stock options with exercise prices of $31.94, $44.06, and $48.62 were exercised during the six months ended June 30, 2006. Total intrinsic value of options exercised was not material.

      Compensation expense recorded for the six months ended June 30, 2006, and 2005, was not material. The balance accrued at June 30, 2006, for outstanding stock options was $207,000. The intrinsic value of options outstanding was not material.

      The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2006, by exercise price:

                             Number of           Weighted Average            Number of              Number of
                              Options                Remaining                Options                Options
    Exercise Price          Outstanding            Life in Years            Exercisable         Remaining to Vest
    --------------          -----------            -------------            -----------         -----------------
        $31.94                    320                   3.50                      320                     --
        $44.06                 29,640                   4.50                   29,640                     --
        $48.62                 35,700                   6.50                   29,490                  6,210
                               ------                   ----                   ------                  -----
                               65,660                   5.58                   59,450                  6,210

      The weighted average exercise price of options remaining to vest is $48.62, with a weighted average remaining life of 6.50 years.

      Energy Group adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application with no significant impact on its financial condition, results of operations, or cash flows. Under this application, all new awards as of January 1, 2006, and any outstanding awards that may be modified, repurchased, or cancelled will be accounted for under SFAS 123(R).

NOTE 9 - INVENTORY

      Inventory for Energy Group includes the inventory of Central Hudson, Griffith, and Lyonsdale. Inventory for Central Hudson is valued at average cost. Inventory for Griffith is valued using the "first-in, first-out" (or "FIFO") inventory method. Inventory for Lyonsdale is valued using the weighted average method.

--------------------------------------------------------------------------------
                                                      Energy Group
                                                      ------------
--------------------------------------------------------------------------------
                                            June 30,    December 31,    June 30,
                                              2006          2005          2005
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

Natural Gas                                 $16,231       $16,512       $ 9,074
--------------------------------------------------------------------------------

Petroleum Products and Propane                4,652         4,138         2,692
--------------------------------------------------------------------------------

Fuel Used In Electric Generation                380            --            --
--------------------------------------------------------------------------------

Materials and Supplies                        7,976         7,700         7,752
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Total                                       $29,239       $28,350       $19,518
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                      Central Hudson
                                                      --------------
                                            June 30,    December 31,    June 30,
                                              2006          2005          2005
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

Natural Gas                                 $16,231       $16,512       $ 9,074
--------------------------------------------------------------------------------

Petroleum Products and Propane                  740           758           628
--------------------------------------------------------------------------------

Materials and Supplies                        6,192         6,141         6,132
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Total                                       $23,163       $23,411       $15,834
--------------------------------------------------------------------------------

      The significant increase in the value of the natural gas, petroleum products, and propane inventory at June 30, 2006, when compared to June 30, 2005, is due largely to an increase in the wholesale prices of those commodities and the quantity of natural gas remaining in storage due to the mild winter.

NOTE 10 - POST-EMPLOYMENT BENEFITS

      The following are the components of Central Hudson's net periodic benefits costs for its pension and OPEB plans for the quarters and six months ended June 30, 2006, and 2005. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of FSP 106-2, titled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

                                                                 Quarter Ended June 30,
                                                   Pension Benefits                      OPEB
                                             ---------------------------       ---------------------------
                                                2006              2005            2006            2005
                                                    (In Thousands)                   (In Thousands)
                                             ---------------------------       ---------------------------
Service cost                                 $    1,985       $    1,837       $      592       $      968

Interest cost                                     5,577            5,489            1,752            2,395

Expected return on plan assets                   (6,709)          (5,808)          (1,560)          (1,279)

Amortization of:
     Prior service cost                             542              535             (314)             (37)
     Transitional (asset) or obligation              --               --              642              642

Recognized actuarial (gain) or loss               3,240            3,331              305            1,669
                                             ----------       ----------       ----------       ----------

Net periodic benefit cost                    $    4,635       $    5,384       $    1,417       $    4,358
                                             ==========       ==========       ==========       ==========

                                                             Six Months Ended June 30,
                                                 Pension Benefits                         OPEB
                                             ---------------------------       ---------------------------
                                                2006            2005              2006            2005
                                                   (In Thousands)                    (In Thousands)
                                             ---------------------------       ---------------------------
Service cost                                 $    3,970       $    3,674       $    1,662       $    1,935

Interest cost                                    11,153           10,977            4,010            4,791

Expected return on plan assets                  (13,418)         (11,616)          (2,993)          (2,557)

Amortization of:
     Prior service cost                           1,084            1,070             (628)             (74)
     Transitional (asset) or obligation              --               --            1,283            1,283

Recognized actuarial (gain) or loss               6,481            6,663            2,153            3,339
                                             ----------       ----------       ----------       ----------

Net periodic benefit cost                    $    9,270       $   10,768       $    5,487       $    8,717
                                             ==========       ==========       ==========       ==========

      Decisions to fund Central Hudson's pension plan (the "Retirement Plan") are based on the value of plan assets relative to plan liabilities and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations. Contributions would likely be made to avoid any Pension Benefit Guaranty Corporation variable rate premiums or to maintain a 90% gateway current liability funded level.

      Based on current practice, Central Hudson's actuarial consultant has estimated that total contributions to the Retirement Plan for the four-year period from 2006 to 2009 could range from no contribution to $45 million. The actual contributions could vary significantly based upon economic growth, inflation, and interest rate assumptions.

      Employer contributions for OPEB totaled $2.4 million during the six months ended June 30, 2006. The total contribution to be made in 2006 is expected to be similar to the 2005 amount of $6.1 million.

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

      Air

      In October 1999, Central Hudson was informed by the New York State Attorney General ("Attorney General") that the Danskammer Point Steam Electric Generating Station ("Danskammer Plant") was included in an investigation by the Attorney General's Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules. Specifically, the Attorney General alleged that Central Hudson "may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits." As part of this investigation, Central Hudson has received several requests for information from the Attorney General, the DEC, and the United States Environmental Protection Agency ("EPA") seeking information about the operation and maintenance of the Danskammer Plant during the period from 1980 to 2000, including specific information regarding approximately 45 projects conducted during that period. In March 2000, the EPA assumed responsibility for the investigation. Central Hudson has completed its production of documents in connection with the information requests, and believes any permits required for these projects were obtained in a timely manner. Notwithstanding Central Hudson's sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability depending on the type of remedy, if any, imposed in connection with this matter.

      Former Manufactured Gas Plant Facilities

      In 1986, the DEC added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six sites at which MGP owned or operated by Central Hudson or its predecessors were once located. Two additional former MGP sites were identified by Central Hudson but not placed on the Registry by the DEC. Three of the eight sites identified are in Poughkeepsie, New York (at Laurel Street, North Water Street, and North Perry Street); the remaining five sites are in Newburgh, Beacon, Saugerties, Kingston, and Catskill, New York. Central Hudson studied all eight sites to determine whether or not they contain any hazardous wastes which could pose a threat to the environment or public health and, if wastes were located at the sites, to determine whether or not remedial actions should be considered. The DEC subsequently removed the six sites it had previously placed on the Registry, subject to future revisions of its testing methods. The DEC subsequently revised its testing methods. As discussed below, the Laurel Street, North Water Street, North Perry Street, Newburgh, Beacon, and Catskill sites have been the subject of further discussions and agreements with the DEC. In addition, as also discussed below, the Saugerties and Kingston sites have been the subject of discussions with the DEC and, regarding the Kingston site, with a private developer.

      Central Hudson also became aware of information contained in a DEC Internet website indicating that, in addition to the eight sites referenced above, Central Hudson was attributed with responsibility for three additional MGP sites in New York State, located on Broadway in Kingston, at Vassar College in Poughkeepsie, and on Water Street in Newburgh. In response to the website, Central Hudson has shown the DEC that no MGP ever operated at the Broadway, Kingston location. Rather, the location is likely to have been used for an office associated with the MGP site at East Strand Street, Kingston. In addition, Central Hudson has shown the DEC that it never owned or operated an MGP at Vassar College. The DEC has agreed to drop the Broadway, Kingston, and Vassar sites as attributed to Central Hudson. The site identified as the Water Street, Newburgh site is, to Central Hudson's knowledge, an MGP site that ceased operations in the 1880's. The land upon which the plant was located was sold in 1891, before the stock of the MGP site's former operator, Consumers Gas Company of Newburgh, New York was acquired in 1900-01 by Newburgh Light, Heat and Power Company, which was later consolidated with several other companies to form Central Hudson. The DEC is currently considering whether it will agree to drop this site as attributable to Central Hudson.

      City of Newburgh: In October 1995, Central Hudson and the DEC entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for Central Hudson's former MGP site in Newburgh, New York, the City of Newburgh's adjacent and nearby property, and the adjoining areas of the Hudson River. The City of Newburgh filed a lawsuit against Central Hudson in the United States District Court for the Southern District of New York alleging violation by Central Hudson of, among others, federal environmental laws and seeking damages of at least $70 million.

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

      On February 24, 2005, the DEC issued a Proposed Remedial Action Plan ("PRAP") for public review and comment. The PRAP proposed a $22.9 million remediation plan which is similar in scope to one previously submitted by Central Hudson, although it also includes a contingency fund and a projected expense for continued maintenance and monitoring at the site. The PRAP was the subject of a public hearing in the City of Newburgh on March 17, 2005. A public comment period remained open until April 30, 2005. The DEC issued its Record of Decision ("ROD") on December 2, 2005, confirming that the cleanup identified in the PRAP will be required to be conducted by Central Hudson.

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

      As of June 30, 2006, approximately $12.5 million has been spent on the City of Newburgh matter, including the defense of the litigation described above. It is not possible to predict the extent of additional remediation costs that will be incurred in connection with this matter, but Central Hudson believes that such costs could be in excess of $17 million. As of June 30, 2006, a $17 million estimate regarding this matter has been recorded as liability, and the expenses have been deferred, subject to the provisions of a PSC Order issued on June 3, 1997, that granted permission for the deferral of these costs subject to an annual PSC review of the specific costs being deferred. The authority from the PSC to defer these costs does not assure future rate recovery.

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

      Other MGP Sites: Central Hudson conducted site assessments of the Poughkeepsie Laurel Street, North Water Street, and Beacon sites under Voluntary Cleanup Agreements negotiated in 2000 with the DEC to determine if there are any significant quantities of residues from the MGP operations on the sites and whether any such residues would require remediation. In March 2002, the DEC informed Central Hudson that both it and the DOH had approved Central Hudson's Supplemental Preliminary Site Assessment for the North Water Street site, which had concluded that the contamination at the site "does not appear to pose a significant threat to public health and the environment." At that time, the DEC and Central Hudson agreed that further investigation at the site would be given lower priority than work at the other Central Hudson MGP sites. In August 2002, however, an oily sheen on the Hudson River adjacent to this site was reported to the DEC. As a result, the DEC revised its priority determination with respect to the North Water Street site and has now given it a high priority for action. In 2004, Central Hudson received approval from the DEC for and conducted additional investigation work at the North Water Street site, which included field work on the site and in the adjacent Hudson River. A report detailing the work and data gathered was filed with the DEC early in 2005. Subsequently, in 2005, Central Hudson provided the DEC with an additional report of an investigation of subsurface conditions near the Hudson River. In June 2006, Central Hudson filed an additional report with the DEC that provided additional Hudson River field data requested by the DEC, all past data collected to date, and proposed that Central Hudson next analyze possible remedial alternatives. Central Hudson has not yet received a response from the DEC to this report. Neither Energy Group nor Central Hudson can predict the extent or cost of any possible remediation at this time.

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

      By 2003, Central Hudson had performed a full site investigation and proposed a remediation of the Laurel Street site. The DEC subsequently requested that additional investigation be performed. Central Hudson has performed a limited additional investigation and is currently analyzing the results of that investigation.

      In October 2000, Central Hudson was notified by the DEC that it had determined that the Poughkeepsie North Perry Street site posed little or no significant threat to the public and that no additional investigation or action was necessary at the present time. In the last year, the DEC has requested that Central Hudson perform very limited and focused additional investigation at the North Perry Street site. Central Hudson has recently completed such additional investigation, which did not indicate the presence of any significant MGP-related material, and has provided the report to the DEC.

      During the fourth quarter of 2001, Central Hudson was advised that the DEC and the DOH found that no further remedial action was necessary at the Beacon site. In January 2006, Central Hudson was advised that property adjacent to the site of the former Beacon site appeared to have soil present that may be contaminated with MGP-related byproducts. In response to this information, Central Hudson has met with the DEC and is providing the additional information it has received characterizing the nature and extent of the contamination. Central Hudson has also received the results of additional studies of the adjacent property indicating that MGP-related by-products may be located on a portion of the property. Central Hudson is currently evaluating what may be required to address the contamination.

      The DEC has also requested that Central Hudson enter into a Brownfield Cleanup Agreement covering the Kingston, Saugerties, and Catskill sites. Regarding the Kingston site, Central Hudson is considering an offer from a third party to purchase the site. In July 2006, Central Hudson and the third party entered into an agreement allowing the third party to conduct an investigation at the site and approach the DEC with a proposal to remediate the site, if the investigation indicates that remediation is necessary. Central Hudson cannot predict whether this sale, which is subject to Section 70 approval by the PSC, will take place. Regarding the Catskill site, Central Hudson has recently executed a Brownfield Cleanup Agreement to investigate and, if necessary, remediate the site. The application has been deemed complete by the DEC and has undergone a public review and comment period required by the Brownfield Cleanup Program law. The Brownfield Cleanup Agreement is now awaiting execution by the DEC. Regarding the Saugerties site, Central Hudson has submitted to the DEC an analysis indicating that Central Hudson has no legal responsibility for contamination, if any, at the Saugerties site. The DEC has not yet responded to the submitted analysis.

      A recent policy announced by the DEC could require the reopening of one or more of Central Hudson's closed sites should the DEC determine that testing of indoor air quality within structures located near or on the site(s) is warranted. At this time, the DEC has not indicated that it intends to reopen any Central Hudson site.

      Central Hudson has developed estimates of the potential costs it could incur in connection with the remediation of four of the MGP sites, namely the City of Newburgh site, the Laurel Street site, the North Water Street site, and the Kingston site. The cost estimates for the Newburgh and Laurel Street sites are based on completed feasibility studies (or their equivalents). The cost estimates for the North Water Street and Kingston sites, however, are considered conceptual and preliminary. Each of the cost estimates involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. The cost estimates also assume that the proposed remediation techniques are technically feasible and that the remediation plans receive regulatory approval. The cost estimates, when considered in the aggregate, indicate that the total costs in connection with remediation of the four sites could exceed $125 million over the next 30-year period, including the annual cost of operations and maintenance and an annual inflation factor of 2.5%. Central Hudson has already recorded an aggregate of $19.5 million as liabilities, comprised of $4 million in current liabilities and $13 million in long-term liabilities with respect to the City of Newburgh and $2.5 million in long-term liabilities with respect to the Laurel Street site.

      For the Laurel Street site remediation, the $2.5 million estimate was recorded as a liability in June 2002, and the expense was deferred, subject to the provisions of a PSC Order issued on October 25, 2002, that granted permission for the deferral of these and other costs relating to the MGP sites.

      During the six months ended June 30, 2006, Central Hudson spent approximately $0.2 million related to investigations of these other MGP sites. Future remediation activities and costs may vary significantly from the assumptions used in Central Hudson's current cost estimates. The remediation actions ultimately required at any of the Central Hudson MGP sites could cause a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through rates and/or insurance. Central Hudson has put its insurers on notice regarding these matters and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.

      Under the provisions of the new rate agreement that will become effective July 1, 2006, described in Note 3 - "Regulatory Matters" of this Quarterly Report on Form 10-Q, Central Hudson will be permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the rate allowances, with carrying charges to be accrued on the deferred balances at the authorized rate of return.

      Little Britain Road

            In December 1977, Central Hudson purchased property at 410 Little Britain Road, New Windsor, New York. In June 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment ("PSA") of the site. In February 1995, the DEC issued an Order on Consent in which Central Hudson agreed to conduct the PSA. In November 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement that called for remediation of soil contamination. Subsequently, Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling. Groundwater sampling results from shallow wells showed presence of certain contaminants at levels exceeding DEC criteria. In late 2005, Central Hudson installed a deep groundwater well and it sampled the well in early 2006. Levels of contaminants exceeding DEC criteria were reported. In June 2006, Central Hudson proposed to the DEC to add three additional deep groundwater wells in July 2006 and include those wells in future sampling, which will occur in August 2006 and December 2006. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither Energy Group nor Central Hudson can predict the outcome of this matter.

      Orange County Landfill

      Reference is made to the discussion under the subcaption "Orange County Landfill" in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The Tolling Agreement dated September 7, 2001, whereby Central Hudson agreed to toll the applicable statute of limitations by certain state agencies against Central Hudson for certain alleged causes of action, has through a series of sequential agreements been extended to November 30, 2006. Settlement discussions are ongoing. Neither Energy Group nor Central Hudson can predict the outcome of this matter.

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

      Asbestos Litigation

      As of June 30, 2006, of the 3,283 cases brought against Central Hudson, 1,161 remain pending. Of the cases no longer pending against Central Hudson, 1,972 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 150 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of Energy Group's or Central Hudson's financial position or results of operations.

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

      Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant, located in West Virginia. During 2006, $19,900 was spent on site remediation efforts. The State of West Virginia has indicated that some additional remediation will be required and Griffith has received an estimate of $300,000 for the environmental remediation. In addition, Griffith spent $84,100 on remediation efforts in Maryland, Virginia, and Connecticut in 2006.

      Griffith is currently updating the remediation assessments for all of its environmental sites and expects to complete this work in the third quarter of 2006. Griffith cannot predict whether the outcome of the current studies will require adjustment to the corresponding environmental reserve, which is currently $3.0 million. Griffith is to be reimbursed $301,000 from the State of Connecticut under an environmental agreement and has recorded this receivable.

      On May 31, 2002, CH Services sold all of its stock ownership interest in CH Resources to WPS Power Development, Inc. In connection with the sale, CH Services agreed for four years following the date of this sale to retain up to $4 million of potential, on-site environmental liabilities which may have been incurred by CH Resources prior to the closing. No such material liabilities have been identified and this indemnification expired in accordance with its terms on May 31, 2006.

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

      Neversink Hydro Station

      Central Hudson's ownership interest in the Neversink Hydro Station ("Neversink") was governed by an agreement between Central Hudson and the City of New York ("the City"), acting through the Board of Water Supply, dated April 21, 1948. That agreement provided for the transfer of Central Hudson's ownership interest in Neversink, which has a book value of zero, to the City on December 31, 2003. Central Hudson and the City engaged in negotiations relating to the transfer of Central Hudson's ownership interest in Neversink and extended the time for the transfer through a series of interim agreements. On February 28, 2006, the parties entered into an "Agreement as to Conveyance of the Neversink Hydroelectric Generating Plant." This agreement specifies the terms and conditions related to the transfer including the continued interconnection of the plant to the electric transmission grid and Central Hudson's post-transfer property access rights with respect to certain components of its transmission and distribution equipment. Requisite authorizations for the transfer have been requested from the Federal Energy Regulatory Commission ("FERC") and the PSC. The FERC has issued the required authorization within its jurisdiction and the request for such from the PSC is still pending before that agency. There can be no assurance that the PSC will issue such authorization.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Business Overview

      Energy Group is a holding company with the following components: (1) Central Hudson's regulated electric utility business, (2) Central Hudson's regulated natural gas utility business, (3) Griffith's (and, prior to its merger with Griffith as of December 31, 2005, SCASCO's) fuel oil, propane, and motor fuels distribution business, and (4) CHEC's investments in renewable energy supply, energy efficiency, an energy venture capital fund, and other investments of Energy Group, consisting primarily of short-term investments.

      Central Hudson contributed approximately 66% of Energy Group's revenue and 75% of its net income for the first six months of 2006, the fuel distribution segment contributed approximately 34% of Energy Group's revenue and 10% of its net income for the first six months of 2006, and the investment segment contributed less than 1% of Energy Group's revenue and 15% of its net income for the first six months of 2006.

      Energy Group intends to deliver shareholder value through a consistent dividend (currently $2.16 per share annually) and growth in earnings per share. Energy Group is targeting 5% annual growth in earnings per share, on average, over the next several years.

Central Hudson

      Central Hudson delivers electricity and natural gas to approximately 367,000 customers in a defined service territory in the mid-Hudson Valley region of New York State. Central Hudson was significantly transformed in 2001 by the PSC's electricity industry restructuring under which formerly "vertically integrated" electric utilities such as Central Hudson divested most or all of their electric generating plants to unaffiliated parties. Since then, Central Hudson's earnings have been derived primarily from delivery charges levied upon end-users of its electricity and natural gas transmission and distribution systems in its service territory. Central Hudson continues to procure supplies of electricity and natural gas for a majority of its customers. In doing so, Central Hudson recovers its actual costs through cost adjustment clauses and without deriving profits from these activities. Central Hudson is facilitating migration of its delivery customers to third-party providers for their energy supplies.

      Central Hudson's weather-normalized delivery volumes have grown steadily in recent years due to the addition of new customers, particularly residential customers, as home construction in its service territory has been robust. This has been due to continued migration to Central Hudson's service territory, primarily from the New York City metropolitan area, and has been in response to expansion of the regional economy and favorable relative housing costs. In addition, per customer consumption of electricity and natural gas has gradually increased due to the construction of larger homes and the proliferation of end-uses for electricity, such as computers and other electronic equipment.

      While these favorable trends are expected to continue, they could be impacted by an economic recession, dampening of the housing market by rising interest rates, and/or reduced consumption by customers in response to higher energy costs or changing economic conditions. Management believes that Central Hudson customers may have practiced some conservation during the recent heating season, but it is difficult to quantify the effects of such actions on Central Hudson's delivery volumes in light of the variations caused by the mild weather.

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

      Central Hudson has achieved substantial success through its efforts, consistently ranking among the lowest cost electric utilities in New York State, and ranking in the top half in overall customer satisfaction among utilities in the Eastern United States, as reported by J.D. Power and Associates in its 2006 Electric Utility Residential Customer Satisfaction Study.

      In July 2005, Central Hudson filed for a proposed increase in its electricity and natural gas delivery rates. This proposed increase was requested to cover cumulative inflation, the cost of capital on an increasing investment base, costs of providing employee benefits (including costs deferred under the then applicable regulatory agreement), environmental and safety compliance costs, and certain other costs.

      In April 2006, Central Hudson, PSC Staff, and other parties served on all parties the 2006 Joint Proposal to be considered by the PSC in Central Hudson's then current electric and natural gas rate proceeding. Under the terms of the 2006 Joint Proposal, an increase to electric delivery revenues of $53.7 million over the three-year term is to be phased in with annual electric delivery rate increases of approximately $17.9 million as of July 1, 2006, July 1, 2007, and July 1, 2008. A natural gas delivery revenue increase of $14.1 million is to be phased-in over two years with natural gas delivery rate increases of $8 million as of July 1, 2006, and $6.1 million as of July 1, 2007.

      On June 20, 2006, the PSC extended the normal eleven-month suspension of the case through August 29, 2006, with a make-whole provision for the loss of revenues due to the extension of the suspension period past July 1, 2006.

      On July 24, 2006 the PSC issued the 2006 Order following action to approve the 2006 Joint Proposal at the July 19, 2006, session. The 2006 Order adopted all of the terms and conditions of the 2006 Joint Proposal with a modification requiring distribution ROW maintenance expenses to be subject to the same shortfall true-up mechanism that applies to transmission ROW maintenance. The 2006 Order directs a compliance tariff filing to place new rates into effect as of August 1, 2006, subject to the terms and conditions of the 2006 Order; Central Hudson made this compliance filing on July 31, 2006.

      The approved 2006 Order provides Central Hudson with improved cash flow and the opportunity to fund significant investments in its electric and natural gas system. If Central Hudson does not expend the funds provided for capital investment, the revenue equivalent of the shortfall must be deferred for refund to customers. The Joint Proposal also provides for continued recovery of all purchased natural gas and electric supply costs through existing monthly adjustment mechanisms. Central Hudson was provided with increased rate allowances for pension and OPEB expenses, transmission and distribution right-of-way maintenance expenses, and stray voltage testing expenses. In addition, Central Hudson is allowed to recover the expenses associated with the remediation of its former MGP sites. The approved 2006 Order provides a framework and opportunity for continued earnings and improved cash flows. In addition, Central Hudson's actual sales growth and its ability to effectively manage its costs of operation will also play significant roles in determining Central Hudson's future earnings and cash flows.

      A copy of the 2006 Order is available on Energy Group's website at www.CHEnergyGroup.com.

      Central Hudson's investments in plant and equipment to safely and reliably serve the growing demand for energy in its service territory are expected to provide an opportunity for increased earnings over time and are expected to provide a significant portion of Energy Group's future earnings per share growth.

Fuel Distribution Business

      Griffith serves more than 85,000 customers in parts of Connecticut, Delaware, the District of Columbia, Maryland, Massachusetts, New York, Pennsylvania, Virginia, and West Virginia. For the purposes of this discussion, references to Griffith should be read as applicable to both Griffith and SCASCO for 2005 and prior periods. Griffith and SCASCO were merged as of December 31, 2005.

      Griffith's business environment has recently been challenging and remains so due to high wholesale fuel oil, propane, and motor fuel prices. These high wholesale prices have required significant infusions of working capital into Griffith and have resulted in increased price sensitivity and conservation by Griffith's customers. Despite these challenges, Griffith's profitability in 2005 exceeded the level achieved in 2004. Customer attrition due to price sensitivity increased in 2004 and early 2005, but has since been curtailed and modest account growth has resumed. Growth through acquisition of smaller companies, within or adjacent to Griffith's existing delivery areas, resumed in 2005. Since 2001, Griffith has acquired and integrated 23 small fuel distribution businesses, including one in the first quarter of 2006 and four in the second quarter of 2006. Energy Group views Griffith's cost management, strong customer service capabilities, and access to capital as competitive advantages that Griffith will endeavor to translate into increased market share and earnings, both through internal marketing and selective acquisitions.

CHEC's Investments and Other Items

      From time to time, CHEC has made investments in the competitive energy markets. In 2006, CHEC made a third renewable energy investment - in a biomass electric generating plant - following investments in 2004 and 2005 in an ethanol production facility and a wind energy venture. CHEC continues to seek to invest Energy Group's available cash reserves and to utilize Energy Group's potential debt capacity through making appropriate investments in the energy markets. CHEC's approach has been cautious, due both to Energy Group's limited risk tolerance and to strong competition from other investors. Passage of the 2005 Energy Policy Act has increased incentives to invest in certain portions of the energy markets, and certain state and federal legislative actions have increased demand for renewable energy. CHEC is evaluating these opportunities but remains cautious about undue reliance on government incentives. CHEC's ability to find investments that provide attractive returns with acceptable risks will be a key factor in determining whether Energy Group is able to achieve its target of 5% average annual growth in earnings per share over the next several years. CHEC's other investments - in energy efficiency projects, a venture capital fund, and other small partnerships - are not expected to play a significant role in Energy Group's strategy going forward.

      Energy Group's other investments consist primarily of money market and liquid short-term investments, income from which fluctuates with market rates of interest. Over time, Energy Group intends to draw down the balance of its short-term investment portfolio, primarily for investment in its subsidiaries, including investments in the competitive energy markets.

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

Corporate Governance

      Energy Group has embraced the corporate governance changes that have been implemented through the Sarbanes-Oxley Act of 2002 and related rulemakings by the SEC and the listing requirements of the New York Stock Exchange. A detailed discussion of Energy Group's corporate governance processes can be found in Energy Group's 2006 proxy statement, available on Energy Group's website, www.CHEnergyGroup.com. Energy Group believes that its current corporate governance processes effectively serve the interests of its shareholders.

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

Overview of Second Quarter Results

      Earnings per share for the second quarter of 2006 for Energy Group were $0.26 per share, versus the $0.41 per share posted during the second quarter of 2005. Increased operating and maintenance expenses, unseasonable weather, and the absence of one-time income tax adjustments that had been made in 2005 were among the primary drivers of the variation. Some of the favorable offsetting developments of the quarter included gains from several regulatory mechanisms within Central Hudson, the sale of property held by Energy Group (the holding company), and an increase in income from CHEC's interest in Cornhusker Holdings.

      Energy Group continues to make progress on several long-term objectives of its business. As discussed earlier, Central Hudson recently received permission from the PSC to increase energy delivery rates. This increase, Central Hudson's first for electric and natural gas delivery rates in more than 13 years, will begin improving cash flow in the third quarter. Energy Group's regulated utility and its non-regulated fuel distribution business also both continue to see growth in their customer bases.

      In addition, Energy Group continues to make progress in its non-regulated investment portfolio, with the addition of a majority ownership of Lyonsdale, acquired in April.

Regulated Electric and Natural Gas Businesses

      Central Hudson earned $0.25 per share in the second quarter of 2006, compared to $0.37 per share during the same period of 2005. Reduced heating and cooling degree-days decreased electric deliveries for residential and commercial customers by 7% and 3%, respectively, from the same quarter of 2005; electric deliveries to industrial customers declined by 4%. Natural gas deliveries decreased by 10% overall as compared to the second quarter of 2005, with residential, commercial, and industrial deliveries falling by 10%, 9%, and 19%, respectively. Vegetation management, transmission line inspection, and other electric infrastructure expenses contributed to an increase in operating expenses. Various regulatory mechanisms partially offset the impacts of reduced sales and increased operating expenses.

Fuel Distribution Business

      Griffith lost $0.13 per share - compared to a $0.09 per share loss during the same period in 2005 - during a quarter in which fuel distribution businesses typically report losses due to the nature of their seasonal delivery business. Increased operating expenses associated with the acquisition of several small "tuck-in" fuel distribution companies also contributed to this business segment's quarterly loss, as did marketing expenses. These acquisitions are expected to add to Griffith's revenues and earnings over a twelve-month period. Improved service profitability resulting from increased service contract revenue helped to offset the decline, as did an increase in margins for certain petroleum products.

Other Businesses

      Unregulated business units earned $0.14 per share during the quarter, compared to $0.13 per share in the second quarter of 2005. CHEC's investments in Cornhusker Holdings increased earnings by $0.04 per share during the quarter, while the sale of property held by Energy Group (the holding company) increased quarterly results by $0.03 per share. Income taxes increased $0.08 per share compared to the second quarter of 2005 due to the absence of a one-time item related to the favorable settlement of a 2001 tax audit.

REGULATORY MATTERS

      For further information regarding Central Hudson's most recent electric and natural gas rate filing, see Note 3 - "Regulatory Matters."

NON-UTILITY LAND SALES

      For further information regarding non-utility land sales, see Note 3 - "Regulatory Matters."

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the six months ended June 30, 2006, contributed to the increase in the book value per share of its Common Stock from $31.97 at December 31, 2005, to $32.31 at June 30, 2006; the common equity ratio increased from 56.0% at December 31, 2005, to 56.1% at June 30, 2006. Book value per share at June 30, 2005, was $31.95 and the common equity ratio was 58.7%.

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

      Central Hudson's cash flows are also affected by capital expenditures other regulatory deferral mechanisms whereby cash may be expended in one period and recovery of the cash from customers may not occur until a subsequent period(s).

Energy Group - Cash Flow Summary

      Changes in Energy Group's cash and cash equivalents resulting from operating, investing, and financing activities for the six months ended June 30, 2006, and 2005, are summarized in the following chart:

-------------------------------------------------------------------------------------------
                                           Six Months       Six Months         Variance
          Energy Group                     Ended 2006       Ended 2005      2006 vs. 2005
-------------------------------------------------------------------------------------------
Net Cash Provided By (Used In):                       (Millions of Dollars)
-------------------------------------------------------------------------------------------
Operating Activities                        $   45.2         $   45.7         $   (0.5)
-------------------------------------------------------------------------------------------
Investing Activities                           (44.1)           (35.4)            (8.7)
-------------------------------------------------------------------------------------------
Financing Activities                           (13.5)           (16.0)             2.5
-------------------------------------------------------------------------------------------
Net change for the period                      (12.4)            (5.7)            (6.7)
-------------------------------------------------------------------------------------------
Balance at beginning of period                  49.4             70.4            (21.0)
-------------------------------------------------------------------------------------------
Balance at end of period                    $   37.0         $   64.7         $  (27.7)
-------------------------------------------------------------------------------------------

      Energy Group's net cash flows of $45.2 million provided by operating activities during the six months ended June 30, 2006, were essentially the same as compared to the six months ended June 30, 2005. Net cash flows reflect the collection of cash and a decrease in accounts receivable primarily due to reduced natural gas billings to Central Hudson customers and seasonally lower billings to Griffith customers. Net cash flows were offset by decreases in accounts payable primarily as a result of lower purchased electric and natural gas costs for Central Hudson and lower volumes of petroleum products purchased by Griffith.

      Net cash flows used in investing activities were $8.7 million higher during the six months ended June 30, 2006, as compared to the same period in 2005. The purchase of a majority interest in Lyonsdale and minor acquisitions by Griffith primarily increased expenditures in 2006. Partially offsetting the higher expenditures were repayments made to CHEC for notes outstanding and net funds received from the purchase and sale of Energy Group's short-term investments. As discussed in Note 2 - "Summary of Significant Accounting Policies" under caption "Revision in the Classification of Certain Securities," these investments were previously classified as cash and cash equivalents. As a result of this revision in classification, Energy Group has also made corresponding adjustments to its Consolidated Statement of Cash Flows for all periods presented to reflect the gross purchases and liquidation of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents. This revision in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations, or financial covenants and does not affect previously reported cash flows from operating or financing activities. The Consolidated Financial Statements of Central Hudson were not affected by this revision in classification. For more information relating to Energy Group's short-term investments, see Note 5 - "Short-Term Investments."

      Net cash flows used in financing activities were $2.5 million lower for the six months ended June 30, 2006, as compared to the same period in 2005. The resulting increase in cash flows was primarily driven by additional net borrowings of short-term debt by Central Hudson during the first six months of 2006 as compared to the same period in 2005.

Central Hudson - Cash Flow Summary

      Changes in Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities for the six months ended June 30, 2006, and 2005, are summarized in the following chart:

----------------------------------------------------------------------------------------------
                                           Six Months         Six Months          Variance
Central Hudson                             Ended 2006         Ended 2005        2006 vs. 2005
----------------------------------------------------------------------------------------------
Net Cash Provided By (Used In):                         (Millions of Dollars)
----------------------------------------------------------------------------------------------
Operating Activities                        $   33.4           $   40.3           $   (6.9)
----------------------------------------------------------------------------------------------
Investing Activities                           (30.4)             (28.6)              (1.8)
----------------------------------------------------------------------------------------------
Financing Activities                            (5.5)             (16.5)              11.0
----------------------------------------------------------------------------------------------
Net change for the period                       (2.5)              (4.8)               2.3
----------------------------------------------------------------------------------------------
Balance at beginning of period                   4.2                8.2               (4.0)
----------------------------------------------------------------------------------------------
Balance at end of period                    $    1.7           $    3.4           $   (1.7)
----------------------------------------------------------------------------------------------

      Central Hudson's net cash flows provided by operating activities in the six months ended June 30, 2006, were $6.9 million lower as compared to the six months ended June 30, 2005, primarily due to a new requirement to make prepayments for electricity supply to the New York Independent System Operator ("NYISO") a week in advance.

      Central Hudson's net cash flows related to investing activities of $30.4 million in the six months ended June 30, 2006, a decrease of $1.8 million as compared to the six months ended June 30, 2005, were comprised entirely of increased construction and removal expenditures.

      Net cash flows used for financing activities were $11.0 million lower in the six months ended June 30, 2006, as compared to the same period in 2005. The resulting increase in cash was primarily driven by the lower amount of dividends paid to Energy Group in 2006 and additional net borrowings of short-term debt as compared to the same period in 2005.

Contractual Obligations

      A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 11
- "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Based on current practice, Central Hudson's actuarial consultant has estimated that total contributions to the Retirement Plan for the four-year period from 2006 to 2009 could range from no contribution to $45 million. The actual contributions could vary significantly based upon economic growth, inflation, and interest rate assumptions.

      Employer contributions for OPEB totaled $2.4 million during the six months ended June 30, 2006. The total contribution to be made in 2006 is expected to be similar to the 2005 amount of $6.1 million.

Financing Program

      At June 30, 2006, Energy Group, on a consolidated basis, had current maturities of $33 million of long-term debt and $33.5 million of short-term debt outstanding. Cash and cash equivalents for Energy Group, consolidated, were $37 million at June 30, 2006.

      Energy Group, the holding company, has a $75.0 million revolving credit agreement with several commercial banks which, as of June 30, 2006, has no outstanding balance.

      As of June 30, 2006, Central Hudson had current maturities of $33 million of long-term debt, short-term debt outstanding of $33.5 million and cash and cash equivalents of $1.7 million. The short-term debt outstanding is from the use of uncommitted credit lines. Central Hudson has a $75.0 million revolving credit agreement with a group of commercial banks which, as of June 30, 2006, had no outstanding balance. Central Hudson also has a committed short-term credit agreement for $2.0 million and certain uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing.

      In March 2004, the PSC approved Central Hudson's petition to enter into committed multi-year short-term financing agreements up to $77 million and to issue and sell up to $85 million of medium-term notes during the period January 1, 2004, to December 31, 2006. Central Hudson has issued $58 million of medium-term notes and expects to issue the remaining $27 million before December 31, 2006.

      On July 3, 2006, Central Hudson filed a new financing petition with the PSC, seeking authorization for its expected financing needs for the period January 1, 2007, through December 31, 2009. The petition requests authorization to increase committed multi-year short-term borrowing capacity to $125 million from current authorization for $75 million. Additionally, the petition requests authorization for the issuance of up to $140 million of medium-term notes over the three-year period to meet its projected cash requirements and the redemption of maturing notes.

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

      CHEC has a $15.0 million line of credit with a commercial bank which, as of June 30, 2006, had no outstanding balance.

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4.0 million shares, or approximately 25%, of outstanding Common Stock over the five years beginning August 1, 2002. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million. No shares were repurchased during the six months ended June 30, 2006, or during the twelve months ended December 31, 2005, and 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in regulated and competitive energy-related businesses. Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

EARNINGS PER SHARE

      Energy Group's consolidated earnings per share (basic) for the second quarter of 2006 were $0.26 per share as compared to $0.41 per share for the second quarter of 2005, a decrease of $0.15 per share. Details of the change in earnings are as follows:

Three Months Ended June 30, 2006

Regulated Electric and Natural Gas Businesses

      Earnings for Central Hudson's electric and natural gas operations decreased $0.12 per share due to the following:

      o A decrease of $0.12 per share due to an increase in various operating expenses. This figure is net of $0.08 per share from the recording of electric revenues to restore earnings to the allowed rate of return in accordance with the provisions of Central Hudson's Settlement Agreement, which expired June 30, 2006. Expenses that increased included electric distribution and line clearance work ($0.06), electric transmission line inspection ($0.03), uncollectible accounts ($0.02), other electric transmission and distribution expenses ($0.03), and other expenses (total of $0.06).

      o A decrease of $0.03 per share due to a decrease in natural gas net operating revenues resulting from warmer weather in April and May, as compared to the same months last year. Residential heating degree-days for these two months decreased 9% over last year. Billed deliveries to firm natural gas customers decreased 10% and the average number of residential and commercial customers increased by nearly 2%. Industrial deliveries, which are approximately 4% of total firm sales, decreased 19%.

      o An increase of $0.01 per share from electric and natural gas regulatory mechanisms including a favorable reconciling adjustment of $0.04 per share related to Central Hudson's natural gas supply charge and a $0.01 per share change related to electric shared earnings. In 2005, the natural gas supply adjustment was recorded in the third quarter. These increases were partially offset by the absence in the current quarter of $0.04 per share related to a billing issue resolved by the NYISO in June 2005.

      o An increase of $0.03 per share from an increase in electric net operating revenues. Though weather decreased earnings by approximately $0.03 per share, this decrease was more than offset by the absence in the current quarter of a $0.05 per share change in earnings related to a weather-hedging contract in place for the second quarter of 2005. A weather-hedging contract was not in effect for the month of June 2006, but a contract is in effect for July and August. The increase in net revenues also includes an increase in finance charges. Despite modest customer growth, total billed electric deliveries decreased 3%, including a 4% decrease in deliveries to residential customers and a 2% reduction in deliveries to commercial customers, both attributable to a decrease in usage resulting from weather. Residential cooling degree-days were 3% lower than last year and residential electric heating-degree days were 7% lower than last year.

      o A decrease of $0.01 per share due to the net effect of various other items including an increase in interest charges and payroll and use taxes, which was partially offset by a reduction in income taxes. The increase in interest charges results from the issuance of medium-term notes in December 2005.

Fuel Distribution Business

      Earnings from the fuel distribution business decreased $0.04 per share due to the following:

      o A decrease of $0.06 per share due to an increase in operating expenses. The increase in operating expenses is due to an increase in marketing and other general and administrative expenses, as well as expenses associated with the acquisitions made in the fourth quarter of 2005 and the first half of 2006.

      o An increase of $0.02 per share due to an increase in service profitability resulting primarily from an increase in service contract revenue. Gross margin from the sale of petroleum products was flat. A decrease in volume and margin in heating oil was offset by an increase in margin in motor fuels.

Other Businesses

      Earnings for Energy Group (the holding company) and CHEC's interests in partnerships and other investments increased $0.01 per share due to the following:

      o An increase of $0.04 per share due to an increase in income from CHEC's other investment interests, primarily its interest in Cornhusker Holdings.

      o An increase of $0.03 per share from a gain on the sale of property held by Energy Group (the holding company).

      o An increase of $0.02 per share due to a reduction in business development costs and injuries and damages expense.

      o A decrease of $0.08 per share due largely to the absence in the current quarter of favorable income tax adjustments recorded in the second quarter of 2005 related to the completion of a tax audit for 2001.

Six Months Ended June 30, 2006

      Energy Group's consolidated earnings per share (basic) for the six months ended June 30, 2006, and 2005, reflect earnings per share (basic) of $1.42 and $1.70, respectively, a decrease in earnings of $0.28 per share. Details of the six month changes in earnings are as follows:

Regulated Electric and Natural Gas Businesses

      Earnings for Central Hudson's electric and natural gas operations decreased $0.25 per share due to the following:

      o A decrease of $0.19 per share due to an increase in various operating expenses. This figure is net of $0.14 per share from the recording of electric revenues to restore earnings to the allowed rate of return in accordance with the provisions of Central Hudson's Settlement Agreement. Expenses that increased included storm restoration efforts ($0.06), electric distribution and line clearance work ($0.06), electric transmission line inspection ($0.03), uncollectible accounts ($0.02), injuries and damages and workers compensation ($0.03), other compensation costs ($0.07), and other expenses (totaling $0.06).

      o A decrease of $0.10 per share due to a decrease in natural gas net operating revenues resulting from warmer weather. Residential heating degree-days decreased 8% for the six months ended June 30, 2006, as compared to last year. Weather decreased earnings from deliveries to natural gas customers by approximately $0.09 per share. Billed deliveries to firm natural gas customers decreased 13% and the average number of residential and commercial customers increased 2%. Industrial deliveries, which are approximately 4% of total firm sales, decreased 26% due primarily to the loss of several customers.

      o A decrease of $0.05 per share from a decrease in electric net operating revenues. Despite modest customer growth, total billed electric deliveries decreased 4%, including a 6% decrease in deliveries to residential customers and a 3% reduction in deliveries to commercial customers, both attributable to a decrease in usage resulting from weather. Residential cooling degree-days were 3% lower than last year and residential electric heating-degree days were 8% lower than last year. Weather decreased earnings by approximately $0.02 per share, after accounting for the effect of weather-hedging contracts.

      o An increase of $0.09 per share from electric and natural gas regulatory mechanisms including $0.10 per share from a decrease in electric shared earnings resulting from lower operating income for the rate year ended June 30, 2006, and a favorable reconciling adjustment of $0.04 per share related to Central Hudson's natural gas supply charge. These increases were partially offset by the absence in the current quarter of $0.04 per share related to a billing issue resolved by the NYISO in June 2005.

Fuel Distribution Business

      Earnings from the fuel distribution business decreased $0.06 per share due to the following:

      o A decrease of $0.09 per share due to an increase in operating expenses. The increase in operating expenses is due to an increase in marketing expense and other general and administrative expenses, as well as expenses associated with the acquisitions made in the fourth quarter of 2005 and the first half of 2006.

      o An increase of $0.03 due to an increase in service profitability of $0.05 per share resulting primarily from an increase in service contract revenue. This increase was partially offset by a decrease in gross margin from the sale of petroleum products of $0.02 per share resulting from a decrease in volumes sold due to warmer weather, customer conservation, and customer attrition. Overall, sales of petroleum products decreased 4% with sales of heating oil to residential customers dropping 12% due primarily to the warmer weather. Improved margins per gallon on petroleum products and earnings from the 2005 and 2006 acquisitions partially offset the decrease in gross margin. The 2005 acquisitions also increased the net residential customer count by 4%. As adjusted for billing lags, heating degree-days decreased 16%, which impacted earnings by approximately $0.10 per share, after accounting for the impact of weather-hedging contracts.

Other Businesses

      Earnings for Energy Group (the holding company) and CHEC's interests in partnerships and other investments increased $0.03 per share largely due to income realized by CHEC's interest in Cornhusker Holdings and a gain realized from the sale of property held by Energy Group (the holding company).

RESULTS OF OPERATIONS

      The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and six months ended June 30, 2006, and the three and six months ended June 30, 2005, for the regulated electric and natural gas businesses, the fuel distribution business, and the other businesses.

OPERATING REVENUES

      Energy Group's consolidated operating revenues increased $24.3 million, or 12.8%, for the three months ended June 30, 2006, as compared to the same period in 2005. Revenues increased $55.5 million, or 11.7%, for the comparative six-month periods. Details of these revenue changes are presented in the following charts and related discussions concerning the variances.

---------------------------------------------------------------------------------------------------------------------
                                                           2006/2005 INCREASE (DECREASE)
(Thousands of Dollars)                                    THREE MONTHS ENDED JUNE 30, 2006
---------------------------------------------------------------------------------------------------------------------
                                                                        Fuel
                                Electric          Natural Gas       Distribution         Other              Total
---------------------------------------------------------------------------------------------------------------------
Customer Delivery Sales        $    (758)(a)      $  (1,081)(b)      $  16,625(c)      $     (83)         $  14,703
---------------------------------------------------------------------------------------------------------------------
Sales to Other Utilities          (1,131)             8,283                 --             1,153(f)           8,305
---------------------------------------------------------------------------------------------------------------------
Energy Cost Adjustment(d)           (687)            (1,891)                --                --             (2,578)
---------------------------------------------------------------------------------------------------------------------
Deferred Revenues(e)               2,453                 42                 --                --              2,495
---------------------------------------------------------------------------------------------------------------------
Miscellaneous                      1,433                (37)                --                --              1,396
---------------------------------------------------------------------------------------------------------------------
       Total                   $   1,310          $   5,316          $  16,625         $   1,070          $  24,321
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                        2006/2005 INCREASE (DECREASE)
(Thousands of Dollars)                                  SIX MONTHS ENDED JUNE 30, 2006
---------------------------------------------------------------------------------------------------------------------
                                                                        Fuel
                                Electric          Natural Gas       Distribution         Other              Total
---------------------------------------------------------------------------------------------------------------------
Customer Delivery Sales        $  (2,821)(a)      $  (3,038)(b)      $  30,705(c)      $     212          $  25,058
---------------------------------------------------------------------------------------------------------------------
Sales to Other Utilities            (371)             9,003                 --             1,153(f)           9,785
---------------------------------------------------------------------------------------------------------------------
Energy Cost Adjustment(d)          6,561              6,189                 --                --             12,750
---------------------------------------------------------------------------------------------------------------------
Deferred Revenues(e)               5,576                457                 --                --              6,033
---------------------------------------------------------------------------------------------------------------------
Miscellaneous                      1,755                 85                 --                --              1,840
---------------------------------------------------------------------------------------------------------------------
       Total                   $  10,700          $  12,696          $  30,705         $   1,365          $  55,466
---------------------------------------------------------------------------------------------------------------------

(a) Includes an offsetting restoration of amounts from Central Hudson's Customer Benefit Fund (described under the captions "Rate Proceedings - Electric and Natural Gas" in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report) for customer refunds and back-out credits for retail access customers. Customer refunds ended in October 2005.

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

(f)   Revenues from Lyonsdale beginning April 2006.

Regulated Electric and Natural Gas Businesses

      Utility electric and natural gas operating revenues increased $6.6 million, or 4.8%, from $137.8 million in 2005 to $144.4 million in 2006 for the quarter ended June 30, 2006. Electric and natural gas revenues increased $1.3 million, or 1.2%, and $5.3 million, or 17.1%, respectively. Electric revenues increased due largely to revenues made available by Central Hudson's Settlement Agreement after ratemaking operating income reached a certain level, as well as a change in revenues recorded for weather-hedging contracts. These increases were partially offset by a decrease in sales to other utilities revenues, a decrease in revenues related to the recovery of purchased electricity costs through Central Hudson's energy cost adjustment mechanism, and a decrease in revenues from deliveries. Natural gas revenues increased due primarily to an increase in sales of natural gas for electric generation. These resale revenues increased $8.3 million, which was partially offset by a decrease in revenues related to the recovery of natural gas supply costs and a decrease in revenues from deliveries.

      For the six months ended June 30, 2006, utility electric and natural gas operating revenues increased $23.4 million, or 7.1%, from $327.8 million in 2005 to $351.2 million in 2006. Electric revenues increased $10.7 million, or 4.6%, from $233.3 million in 2005 to $244.0 million in 2006 and natural gas operating revenues increased $12.7 million, or 13.4%, from $94.6 million in 2005 to $107.3 million in 2006. Both reflect an increase in revenues related to the recovery of purchased electricity and natural gas costs through Central Hudson's energy cost adjustment mechanisms and revenues made available by Central Hudson's Settlement Agreement after ratemaking operating income reached a certain level. The change in revenues also includes a significant increase in natural gas sales to other utilities revenues of $9.0 million due to an increase in the sale of natural gas for electric generation and an increase in electric revenues due to a change in revenues related to shared earnings and weather-hedging contracts. These increases were partially offset by a reduction in revenues from electric and natural gas deliveries due to weather.

Fuel Distribution Business

      Revenues for CHEC's fuel distribution business increased $16.6 million, or 32.2%, from $51.6 million in 2005 to $68.2 million in 2006 due to a significant increase in the price of petroleum products. Revenues from petroleum products increased $15.6 million, or 33.2%, from $47.0 million in 2005 to $62.6 million in 2006 due to an increase in the average selling price to cover the increased costs of petroleum products. Motor fuel revenues increased $13.9 million, or 43.2%, from $32.3 million in 2005 to $46.2 million in 2006. Heating oil revenues also increased $1.5 million, or 10.8%, from $13.9 million in 2005 to $15.4 million in 2006. Other revenues related to the sale of petroleum products increased $0.2 million. Other revenues related to service and installations and energy services increased $1.0 million.

      For the six months ended June 30, 2006, fuel oil distribution business revenues increased $30.7 million, or 20.8%, from $147.4 million in 2005 to $178.1 million in 2006. Revenues from petroleum products increased $28.6 million, or 20.7%, from $138.4 million in 2005 to $167.0 million in 2006, due primarily to a significant increase in the wholesale price of petroleum products, which was partially offset by a reduction in volumes. Motor fuel revenues increased $22.6 million, or 39%, while heating oil revenues increased $5.5 million, or 7.1%. Other revenues related to the sale of petroleum products increased $0.5 million, while other revenues related to energy service and service and installations increased $1.2 million.

SALES VOLUMES

      Sales volumes for both Central Hudson and the fuel distribution business vary in response to weather conditions and the price of the energy product. Electric deliveries peak in the summer and deliveries of natural gas and petroleum products used for heating purposes peak in the winter.

Regulated Electric and Natural Gas Businesses

      The following chart reflects the change in the level of electric and natural gas deliveries for the quarter and six months ended June 30, 2006, as compared to the same period for 2005.

                                        INCREASE (DECREASE) FROM 2005          INCREASE (DECREASE) FROM 2005
                                        -----------------------------          -----------------------------
                                         3 MONTHS ENDED JUNE 30, 2006           6 MONTHS ENDED JUNE 30, 2006
                                         ----------------------------           ----------------------------
                                        Electric           Natural Gas        Electric             Natural Gas
                                        --------           -----------        --------             -----------
Residential..................             (4)%                (10)%             (6)%                  (12)%
Commercial...................             (2)%                 (9)%             (3)%                  (12)%
Industrial...................             (4)%                (19)%             (2)%                  (26)%
Other........................               0%                  24%               1%                   (7)%

      Utility deliveries of electricity within Central Hudson's service territory decreased 3% in the second quarter of 2006 as compared to the same period in 2005. Deliveries to residential and commercial customers decreased 4% and 2%, respectively, resulting from a decrease in usage due to weather and conservation, which was partially offset by modest customer growth. Residential heating degree-days decreased 7% compared to the prior year while residential cooling degree-days decreased 3%. Deliveries to industrial customers decreased 4%.

      Utility deliveries of natural gas to firm Central Hudson customers decreased 10% in the second quarter of 2006 as compared to the same period in 2005. Deliveries to residential and commercial customers, largely space heating deliveries, decreased 10% and 9% respectively, due to the warmer weather and conservation in the months of April and May and were also partially offset by modest customer growth. Industrial sales, which are approximately 4% of total firm deliveries in the comparative quarters, decreased 19%, while deliveries to interruptible customers increased 16% due to an increase in the delivery of natural gas for electric generation.

      For the six months ended June 30, 2006, utility deliveries of electricity decreased 4% as compared to the same period in 2005. Deliveries to residential and commercial customers decreased 6% and 3%, respectively, resulting from a decrease in usage due to milder weather and conservation in the first five months of the year and cooler weather in the month of June. Deliveries to industrial customers decreased 2%. The decrease in deliveries was partially offset by some customer growth. As compared to the same period in 2005, residential heating degree-days decreased 8% for the first five months of 2006 and cooling degree-days dropped 13% in the month of June.

      Deliveries of natural gas to firm Central Hudson customers for the six months ended June 30, 2006, decreased 13% due primarily to milder weather and conservation in the first five months of the year, as evidenced by a 9% decrease in residential heating degree-days for this period. This decrease was partially offset by modest customer growth. Residential and commercial deliveries, largely space heating sales, both decreased 12% and industrial deliveries, which represent 4% of total firm deliveries, decreased 26% due to the loss of several customers. Interruptible deliveries increased 3%.

Fuel Distribution Business

      Sales of petroleum products increased 0.7 million gallons, or 2.8%, to
26.3 million gallons in the second quarter of 2006 from 25.6 million gallons in the second quarter of 2005. Motor fuel sales increased 1.2 million gallons, or 6.8%, from 18.2 million gallons in 2005 to 19.5 million gallons in 2006 while sales of propane decreased slightly from 0.33 million gallons in 2005 to 0.32 million gallons in 2006. Motor fuel sales increased principally from acquisitions made in 2005 and the gain of one large volume customer. The decrease in propane sales is largely attributable to the warmer weather in 2006. Sales of heating oil to residential customers declined from 7.0 million gallons in 2005 to 6.5 million gallons in 2006. The decrease resulted from a reduction in residential sales due primarily to warmer weather and conservation in the second quarter of 2006 as compared to 2005, as evidenced by a 17% decrease in heating degree days, adjusted for billing lags. The decrease in volume was partially offset by an increase in sales from acquisitions made in the fourth quarter of 2005 and the second quarter of 2006.

      For the six months ended June 30, 2006, sales of petroleum products decreased 2.9 million gallons, or 4.0%, from 76.1 million gallons in 2005 to
73.2 million gallons in 2006. This was due to a decrease of 4.9 million gallons, or 12.1%, in sales of heating oil from 40.5 million gallons in 2005 to 35.6 million gallons in 2006. The decrease in sales of heating oil reflects a reduction in residential sales due to warmer weather in 2006 than 2005, as evidenced by a 16% decrease in heating degree-days, adjusted for billing lags. The decrease in volume was partially offset by an increase in sales from acquisitions made in the fourth quarter of 2005 and the first half of 2006. Motor fuel sales increased 2.2 million gallons, or 6.1%, from 34.1 million gallons in 2005 to 36.3 million gallons in 2006 due to acquisitions made in 2005 and 2006, while sales of propane decreased slightly from 1.4 million gallons in 2005 to 1.2 million gallons in 2006 due to warmer weather in 2006.

OPERATING EXPENSES

Regulated Electric and Natural Gas Businesses

      Total utility operating expenses, including income taxes, increased $7.8 million, or 6.0%, from $129.4 million in the second quarter of 2005 to $137.2 million in the second quarter of 2006. Purchased natural gas expense increased $4.6 million due to an increase in volumes purchased, most of which was sold for electric generation. The increase of $10 million for volumes purchased was partially offset by a reduction in the wholesale cost of natural gas of $1.3 million and a decrease of $4.1 million in amounts recorded related to the recovery of these costs via Central Hudson's natural gas cost adjustment mechanism. Other operating expenses, including income taxes, increased $4.5 million reflecting an increase in expenses for electric line clearance work, transmission line inspections, other electric transmission and distribution maintenance and operation functions, expenses related to uncollectible accounts and injuries and damages, and increases in other general and administrative expenses. These increases were partially offset by a decrease in income taxes due to lower taxable income, as well as a decrease in purchased electricity expenses due to lower wholesale costs and a reduction in volumes purchased due to a decrease in electric deliveries.

      For the six months ended June 30, 2006, operating expenses including income taxes, increased by $26.4 million, or 8.8%, from $301.4 million in 2005 to $327.8 million in 2006. Purchased electricity and natural gas costs increased $6.1 million, or 4.3%, and $13.1 million, or 20.4%, respectively, primarily due to an increase in wholesale costs and a change in amounts recorded related to the recovery of these costs via Central Hudson's energy cost adjustment mechanisms. The increase in these costs was partially offset by a reduction in volumes purchased due to the decrease in the delivery of electricity and natural gas. Other operating expenses, including income taxes, increased $7.2 million from $94.7 million in 2005 to $101.9 million in 2006 due to the factors noted above for the quarter as well as an increase in storm restoration costs resulting from severe wind storms in January and February 2006. These increases were also partially offset by a decrease in income taxes due to lower taxable income.

Fuel Distribution Business

      For the three months ended June 30, 2006, operating expenses increased $17.3 million, or 32.5%, from $53.2 million in 2005 to $70.5 million in 2006. The cost of petroleum increased $15.6 million, or 39%, due to higher wholesale market prices. Other operating expenses increased $1.7 million in 2006 due to an increase in marketing expenses, other general and administrative expenses, and additional expenses associated with the acquisitions made in the fourth quarter of 2005 and the first half of 2006.

      For the six months ended June 30, 2006, operating expenses, including income taxes, increased $31.8 million, or 22%, from $144.4 million in 2005 to $176.2 million in 2006. The cost of petroleum products increased $29.1 million, or 26%, due to higher wholesale market prices. Other operating expenses increased $2.7 million in 2006 due to an increase in marketing expenses, other general and administrative expenses, and additional expenses associated with the acquisitions made in the fourth quarter of 2005 and the first half of 2006.

Other Businesses

      Revenues and Operating Expenses

      On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale from Catalyst. Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant. The financial statements of Lyonsdale have been fully consolidated into the financial statements of CHEC.

      The consolidation of 100% of the revenue and expenses of Lyonsdale before income taxes resulted in additional operating revenues of $1.2 million and expenses of $1.7 million. The expenses are comprised of $0.6 million of fuel used in electric generation, $0.9 million of other expenses of operation, $0.1 million of depreciation expense, and $0.01 million of other interest. As a result of ownership in Lyonsdale, Energy Group recorded a $0.2 million tax benefit for Production Tax Credits.

OTHER INCOME

Regulated Electric and Natural Gas Businesses

      Other income for Central Hudson increased $0.4 million for the quarter ended June 30, 2006, reflecting an increase in regulatory carrying charges due from customers related to pension costs and the recording of favorable regulatory adjustments for the change in interest rates on Central Hudson's variable rate long-term debt. The latter adjustment offsets the increase in interest on the variable rate debt, as discussed under the caption "Interest Charges."

      For the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, other income increased $1.0 million for the reasons noted for the quarter.

Other Businesses

      Other income and income taxes relating primarily to Energy Group (the holding company) and CHEC's investment in partnerships and interests other than fuel distribution operations increased $0.2 million for the quarter ended June 30, 2006. Other income increased $2.1 million, including $1.1 million of income realized by CHEC's investments, primarily due to its interest in Cornhusker Holdings, a $0.7 million pre-tax gain on the sale of property held by Energy Group, and reductions in Energy

Group expenses related to business development and injuries and damages. Income taxes increased $1.9 million due largely to favorable adjustments recorded in the second quarter of 2005 related to the completion of a tax audit for 2001.

      For the six months ended June 30, 2006, an increase of $1.9 million in other income was offset by a $1.9 million increase in income taxes. Both changes occurred due largely to the reasons noted for the quarter.

INTEREST CHARGES

      Interest charges (which are solely related to Central Hudson) increased $1.2 million and $1.9 million for the quarter and six months ended June 30, 2006, respectively. The increase is due to an increase in interest charges on long and short-term debt. Interest on long-term debt increased due to the issuance of medium-term notes in December 2005 and increased interest on Central Hudson's variable rate debt. Additional short-term debt was required for working capital needs due to higher fuel prices. The increase in interest charges also reflects an increase in regulatory carrying charges due to customers related to an adjustment on deferred proceeds from the sale of emission allowances.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Annual Report for a discussion of Energy Group's dividend payments. On March 24, 2006, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2006, to shareholders of record as of April 10, 2006. On May 25, 2006, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2006, to shareholders of record as of July 10, 2006.

OTHER MATTERS

      Changes in Accounting Standards: See Note 2 - "Summary of Significant Accounting Policies" and Note 7 - "New Accounting Standards and Other FASB Projects" for discussion of relevant changes, which discussion is incorporated by reference herein.

      Higher Energy Prices: In the first six months of 2006, Central Hudson's regulated electric and natural gas delivery customers received bills reflecting higher per unit energy prices than those received in the first six months of 2005. For heating customers, total bill impacts were partially mitigated by a reduction in average usage in response to warmer winter weather. While higher energy prices themselves have little or no impact on Central Hudson's earnings due to adjustment mechanisms that recover energy costs from customers, Management believes that continued high energy prices could cause a change in customer behavior toward increased conservation and energy efficiency, resulting in a decrease in delivery volumes and a negative impact on earnings. Additionally, persistently higher prices or further price increases could lead to an economic slowdown and dampen economic growth in Central Hudson's service territory. Slower growth could adversely affect the overall volume of electricity and natural gas deliveries, reducing earnings from utility operations.

      Customers of the fuel distribution business are also experiencing higher per unit prices. In the first six months of 2006, Griffith experienced year-over-year volume decreases that were partially driven by price-sensitive customer attrition, conservation and energy efficiency efforts, and fuel switching. If fuel oil prices remain high in 2006, energy efficiency efforts and continued conservation could further reduce residential fuel delivery volumes.

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

      CHEC's investment in ethanol production may realize benefits from higher energy prices in the future through higher prices for ethanol produced, but in the short-term benefits would be limited by the extent volumes have been sold at fixed prices. These benefits, however, may be partially offset by higher prices for the fuel used in the ethanol production process.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements may be identified by words including "anticipates," "intends," "estimates," "believes," "projects," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Energy Group's and Central Hudson's ("Registrants") future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to: weather; fuel prices; corn and ethanol prices; energy supply and demand; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Central Hudson:

Former Manufactured Gas Plant Facilities

      For information about investigations and remediation efforts involving former MGP facilities owned or operated by Central Hudson or its predecessors, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in
Part I, Item 1 of this Quarterly Report on Form 10-Q under the subcaption "Former Manufactured Gas Plant Facilities," which is incorporated herein by reference.

Little Britain Road

      For information about the Little Britain Road site, see Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Little Britain Road," included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporate herein by reference.

Orange County Landfill

      For information about the Orange County Landfill matter, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Orange County Landfill," included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Asbestos Litigation

      For information about asbestos lawsuits to which Central Hudson is a party, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statement included in that report and Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Asbestos Litigation," included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Neversink

      For information concerning the transfer of Neversink to the City of New York, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under the subcaption "Neversink Hydro Station," which is incorporated herein by reference.

CHEC:

      For information concerning Griffith's remediation efforts at the Kable Oil bulk plant in West Virginia, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under the caption "CHEC," which is incorporated herein by reference.

      For information concerning Griffith's (formerly SCASCO's) remediation efforts in Connecticut, see Item 3 the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under the caption "CHEC," which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

      For discussion identifying additional risk factors that could cause actual results to differ materially from those anticipated, see the discussion under
Item 1A - Risk Factors of the Corporations' 10-K Annual Report.

      Storms and Other Events Beyond Central Hudson's Control May Interfere with the Operation of its Transmission and Distribution Facilities in the Mid-Hudson Valley Region

      Central Hudson's revenues are generated by the delivery of electricity over transmission and distribution lines and by the delivery of natural gas through pipelines. These facilities, which are owned and operated by Central Hudson or by third-party entities, are at risk of damage from storms, natural disasters, wars, terrorist acts, and other catastrophic events, occurring both within and outside Central Hudson's franchise territory. Moreover, these facilities are at risk of curtailment or cessation of operations as a result of system capacity constraints or unfavorable regulatory or judicial orders. The siting, regulatory approval, and construction of natural gas and electric transmission projects are subject to applicable laws and regulations, including local considerations, which may increase the cost or delay the completion of these projects. If Central Hudson or the relevant third-party entity (as the case may be) is unable in a timely manner to repair its facilities, expand the capacity of its facilities, or to obtain the rescission or stay of unfavorable regulatory or judicial orders which have caused the curtailment or cessation of operation or delayed the completion of its facilities (as the case may be), Central Hudson's customers may experience a service disruption and Central Hudson may experience lower revenues or increased expenses, or both, that Central Hudson may not be able to recover fully through rates, insurance, sales margins, or other means in a timely manner, or at all.

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

      The rate plans under which Central Hudson operated from November 2001 through June 30, 2006, were superseded by a new rate plan (i.e. the 2006 Order) covering the three-year period from July 1, 2006, to June 30, 2009. Rate plans generally may not be changed during their respective terms, absent unusual circumstances. As a result, the new rate plan may not fully reflect all of the future trends in revenues, expenses, construction costs, and other important factors that will determine Central Hudson's financial performance.

      The previous effective rate plans and the rate proceeding commenced by Central Hudson in 2005 are discussed in Note 2 - "Regulatory Matters" of the Corporations' 10-K Annual report. The new rate plan (i.e. the 2006 Order) and the 2006 Joint Proposal (which forms the basis for the 2006 Order) are discussed in Note 3 - "Regulatory Matters" of this Quarterly Report on form 10-Q.

      High Wholesale Fuel Oil Prices May Adversely Affect the Ability of Griffith to Attract New Customers, Retain Existing Customers, and Maintain Sales Volumes

      On June 30, 2006, the average wholesale price of fuel oil, as measured by the closing price on the NYMEX was $1.86 per gallon. This is a 28% increase over the $1.46 per gallon price on June 30, 2005, and a 95% increase over the $0.96 per gallon price on June 30, 2004. Griffith's management believes the significant rise in the wholesale price of fuel oil has adversely impacted the ability of Griffith to attract new full service residential customers and, to a lesser extent, retain existing full service residential customers. Griffith's management believes some customer attrition is due to former and prospective full service customers deciding, because of high fuel oil prices, to purchase fuel from discount distributors, which - unlike Griffith - do not offer other services such as equipment installation, repair, and maintenance. In addition, Griffith's management believes that some customers are conserving their use of fuel oil by accepting lower temperatures in their homes and by implementing home improvements (e.g., more insulation, better windows). If higher fuel prices were to continue indefinitely, or such prices were to increase significantly, Griffith could experience further customer attrition and further reductions in sales volume due to customer conservation. If one or both of these were to occur and be material, the consequence could be a material reduction in profitability that could, in turn, lead to an impairment of the goodwill included in the intangible assets on Griffith's and Energy Group's balance sheet. Additionally, if customer attrition were to accelerate significantly the remaining value of the customer list could be impaired or subject to faster amortization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders of Energy Group was held on April 25, 2006. For a description of the matters voted on and the election outcome, see
Part II, Item 4 of Registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

                                               CH ENERGY GROUP, INC.
                                                    (Registrant)

                               By:               /s/ Donna S. Doyle
                                   ---------------------------------------------
                                                   Donna S. Doyle
                                     Vice President - Accounting and Controller


                                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                  (Co-Registrant)

                               By:               /s/ Donna S. Doyle
                                   ---------------------------------------------
                                                   Donna S. Doyle
                                     Vice President - Accounting and Controller

Dated: August 2, 2006

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