Form 10-Q
period 2006-09-30
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2006-11-02
CIK 1061393, 18647

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................September 30, 2006
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to....................

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

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

      Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_|   No |X|

      Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_|   No |X|

      As of the close of business on November 1, 2006, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2)(a), (b) AND (c).

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                      INDEX

         PART I - FINANCIAL INFORMATION                                     PAGE
                                                                            ----
Item 1 - Consolidated Financial Statements (Unaudited)

            CH ENERGY GROUP, INC.
            Consolidated Statement of Income -                                1
             Three Months Ended September 30, 2006, and 2005

            Consolidated Statement of Income -                                2
             Nine Months Ended September 30, 2006, and 2005

            Consolidated Statement of Comprehensive Income -                  3
             Three Months Ended September 30, 2006, and 2005

            Consolidated Statement of Comprehensive Income -                  3
             Nine Months Ended September 30, 2006, and 2005

            Consolidated Balance Sheet - September 30, 2006,                  4
             December 31, 2005, and September 30, 2005

            Consolidated Statement of Cash Flows -                            6
             Nine Months Ended September 30, 2006, and 2005

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            Consolidated Statement of Income -                                7
             Three Months Ended September 30, 2006, and 2005

            Consolidated Statement of Income -                                8
             Nine Months Ended September 30, 2006, and 2005

            Consolidated Statement of Comprehensive Income -                  9
             Three Months Ended September 30, 2006, and 2005

            Consolidated Statement of Comprehensive Income -                  9
             Nine Months Ended September 30, 2006, and 2005

            Consolidated Balance Sheet - September 30, 2006,                 10
             December 31, 2005, and September 30, 2005

            Consolidated Statement of Cash Flows -                           12
             Nine Months Ended September 30, 2006, and 2005

            Notes to Consolidated Financial Statements (Unaudited)           13

                                      INDEX

    PART I - FINANCIAL INFORMATION                                          PAGE
                                                                            ----

Item 2 - Management's Discussion and Analysis of                             48
           Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                            72
           about Market Risk

Item 4 - Controls and Procedures                                             72

    PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   74

Item 1A - Risk Factors                                                       75

Item 6 - Exhibits                                                            76

Signatures                                                                   77

Exhibit Index                                                                78

Certifications                                                               79

                 -----------------------------------------------

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

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                    For the 3 Months Ended September 30,
                                                                                            2006            2005
                                                                                         ----------      ----------
                                                                                            (Thousands of Dollars)
Operating Revenues
  Electric ........................................................................      $  154,723      $  159,589
  Natural gas .....................................................................          18,384          14,115
  Competitive business subsidiaries ...............................................          66,713          54,192
                                                                                         ----------      ----------
      Total Operating Revenues ....................................................         239,820         227,896
                                                                                         ----------      ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ........................................................          95,665         111,496
    Purchased natural gas .........................................................          10,663           7,311
    Purchased petroleum ...........................................................          52,651          43,287
    Other expenses of operation - regulated activities ............................          31,690          24,613
    Other expenses of operation - competitive business subsidiaries ...............          12,668          12,642
  Depreciation and amortization ...................................................           8,843           9,116
  Taxes, other than income tax ....................................................           8,968           8,578
                                                                                         ----------      ----------
      Total Operating Expense .....................................................         221,148         217,043
                                                                                         ----------      ----------

Operating Income ..................................................................          18,672          10,853
                                                                                         ----------      ----------

Other Income and Deductions
  Interest on regulatory assets and investment income .............................           1,922           2,629
  Other - net .....................................................................             279            (743)
                                                                                         ----------      ----------
      Total Other Income ..........................................................           2,201           1,886
                                                                                         ----------      ----------

Interest Charges
  Interest on long-term debt ......................................................           4,115           3,421
  Interest on regulatory liabilities and other interest ...........................           1,147             966
                                                                                         ----------      ----------
      Total Interest Charges ......................................................           5,262           4,387
                                                                                         ----------      ----------

Income before income taxes, preferred dividends of subsidiary and minority interest          15,611           8,352

Income taxes ......................................................................           4,392           2,364

Minority Interest .................................................................               7              --
                                                                                         ----------      ----------

Income before preferred dividends of subsidiary ...................................          11,212           5,988
Cumulative preferred stock dividends of subsidiary ................................             242             242
                                                                                         ----------      ----------

Net Income ........................................................................          10,970           5,746
Dividends Declared on Common Stock ................................................           8,511           8,511
                                                                                         ----------      ----------

Balance Retained in the Business ..................................................      $    2,459         ($2,765)
                                                                                         ==========      ==========

Common Stock:
    Average Shares Outstanding - Basic ............................................          15,762          15,762
                               - Diluted ..........................................          15,777          15,769

    Earnings Per Share - Basic ....................................................      $     0.70      $     0.36
                       - Diluted ..................................................      $     0.70      $     0.36

    Dividends Declared Per Share ..................................................      $     0.54      $     0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                    For the 9 Months Ended September 30,
                                                                                            2006            2005
                                                                                         ---------       ---------
                                                                                           (Thousands of Dollars)
Operating Revenues
  Electric ........................................................................      $ 398,700       $ 392,866
  Natural gas .....................................................................        125,651         108,687
  Competitive business subsidiaries ...............................................        246,592         202,001
                                                                                         ---------       ---------
      Total Operating Revenues ....................................................        770,943         703,554
                                                                                         ---------       ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ........................................................        245,114         254,200
    Purchased natural gas .........................................................         87,718          71,288
    Purchased petroleum ...........................................................        193,022         154,550
    Other expenses of operation - regulated activities ............................         90,170          73,472
    Other expenses of operation - competitive business subsidiaries ...............         43,222          39,350
  Depreciation and amortization ...................................................         26,920          27,304
  Taxes, other than income tax ....................................................         25,089          25,344
                                                                                         ---------       ---------
      Total Operating Expense .....................................................        711,255         645,508
                                                                                         ---------       ---------

Operating Income ..................................................................         59,688          58,046
                                                                                         ---------       ---------

Other Income
  Interest on regulatory assets and investment income .............................          7,524           7,349
  Other - net .....................................................................          1,251          (1,589)
                                                                                         ---------       ---------
      Total Other Income ..........................................................          8,775           5,760
                                                                                         ---------       ---------

Interest Charges
  Interest on long-term debt ......................................................         12,139          10,187
  Interest on regulatory liabilities and other interest ...........................          3,130           2,285
                                                                                         ---------       ---------
      Total Interest Charges ......................................................         15,269          12,472
                                                                                         ---------       ---------

Income before income taxes, preferred dividends of subsidiary and minority interest         53,194          51,334

Income Taxes ......................................................................         19,250          17,988

Minority Interest .................................................................           (121)             --
                                                                                         ---------       ---------

Income before preferred dividends of subsidiary ...................................         34,065          33,346
Cumulative preferred stock dividends of subsidiary ................................            727             727
                                                                                         ---------       ---------

Net Income ........................................................................         33,338          32,619
Dividends Declared on Common Stock ................................................         25,534          25,534
                                                                                         ---------       ---------

Balance Retained in the Business ..................................................      $   7,804       $   7,085
                                                                                         =========       =========

Common Stock:
    Average Shares Outstanding - Basic ............................................         15,762          15,762
                               - Diluted ..........................................         15,776          15,768

    Earnings Per Share - Basic ....................................................      $    2.12       $    2.07
                       - Diluted ..................................................      $    2.11       $    2.07

    Dividends Declared Per Share ..................................................      $    1.62       $    1.62

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                     For the 3 Months Ended September 30,
                                                                                            2006               2005
                                                                                         ----------        ----------
                                                                                             (Thousands of Dollars)
Net Income .......................................................................       $   10,970        $    5,746

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $118 and $(80) .........             (177)              120
      Investments - net of tax of $(139) and $(40) ...............................              209                59
                                                                                         ----------        ----------

Other comprehensive income (loss) ................................................               32               179
                                                                                         ----------        ----------

Comprehensive Income .............................................................       $   11,002        $    5,925
                                                                                         ==========        ==========

                                                                                     For the 9 Months Ended September 30,
                                                                                            2006               2005
                                                                                         ----------        ----------
                                                                                             (Thousands of Dollars)
Net Income .......................................................................       $   33,338        $   32,619

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $107 and $(80) .........             (160)              119
      Investments - net of tax of $(223) and $(207) ..............................              335               311
                                                                                         ----------        ----------

Other comprehensive income (loss) ................................................              175               430
                                                                                         ----------        ----------

Comprehensive Income .............................................................       $   33,513        $   33,049
                                                                                         ==========        ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                   September 30,      December 31,     September 30,
                                   ASSETS                                              2006               2005             2005
                                                                                   -------------      ------------     -------------
                                                                                                 (Thousands of Dollars)
Utility Plant
       Electric ...........................................................         $  754,429         $  739,775       $  718,995
       Natural gas ........................................................            234,103            226,859          221,940
       Common .............................................................            112,173            107,581          106,335
                                                                                    ----------         ----------       ----------
                                                                                     1,100,705          1,074,215        1,047,270

       Less:  Accumulated depreciation ....................................            346,395            333,164          330,285
                                                                                    ----------         ----------       ----------
                                                                                       754,310            741,051          716,985

       Construction work in progress ......................................             55,952             38,460           51,898
                                                                                    ----------         ----------       ----------
               Net Utility Plant ..........................................            810,262            779,511          768,883
                                                                                    ----------         ----------       ----------

Other Property and Plant - net ............................................             33,713             23,138           23,245
                                                                                    ----------         ----------       ----------

Current Assets
       Cash and cash equivalents ..........................................             32,195             49,410           51,047
       Short-term investments - available-for-sale securities .............             40,281             42,100           49,600
       Accounts receivable -
             net of allowance for doubtful accounts of
             $5.1 million, $4.6 million, and $4.6 million,
             respectively .................................................             61,814             97,462           81,326
       Accrued unbilled utility revenues ..................................              7,122              9,334            5,998
       Other receivables ..................................................              6,017              6,326            5,119
       Fuel and materials and supplies - at average cost ..................             30,530             28,350           31,189
       Regulatory assets ..................................................             20,759             30,764           16,440
       Prepaid income taxes ...............................................                 --              1,166              572
       Fair value of derivative instruments ...............................                 54                 --            8,724
       Special deposits and prepayments ...................................             25,666             23,184           22,995
       Accumulated deferred income tax ....................................             15,925              8,836           12,056
                                                                                    ----------         ----------       ----------
                Total Current Assets ......................................            240,363            296,932          285,066
                                                                                    ----------         ----------       ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ...................................             46,273             97,073           91,247
       Intangible asset - pension plan ....................................             18,148             20,217           20,134
       Goodwill ...........................................................             52,742             51,333           50,898
       Other intangible assets - net ......................................             27,560             28,368           28,472
       Regulatory assets ..................................................             90,483             52,353           47,709
       Unamortized debt expense ...........................................              3,721              3,973            3,780
       Investments in unconsolidated affiliates ...........................             12,354              7,350           14,624
       Other ..............................................................             18,594             19,258           11,666
                                                                                    ----------         ----------       ----------
                Total Deferred Charges and Other Assets ...................            269,875            279,925          268,530
                                                                                    ----------         ----------       ----------

                          Total Assets ....................................         $1,354,213         $1,379,506       $1,345,724
                                                                                    ==========         ==========       ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             September 30,         December 31,       September 30,
                    CAPITALIZATION AND LIABILITIES                                2006                 2005               2005
                                                                             -------------         ------------       -------------
                                                                                             (Thousands of Dollars)
Capitalization
   Common Stock Equity:
     Common stock, 30,000,000 shares authorized:
      15,762,000 shares outstanding, 16,862,087 shares issued,
      $0.10 par value ...............................................         $     1,686          $     1,686         $     1,686
   Paid-in capital ..................................................             351,230              351,230             351,230
   Retained earnings ................................................             205,821              198,017             194,857
   Treasury stock (1,100,087 shares) ................................             (46,252)             (46,252)            (46,252)
   Accumulated comprehensive income (loss) ..........................                (345)                (520)               (213)
   Capital stock expense ............................................                (328)                (328)               (328)
                                                                              -----------          -----------         -----------
       Total Common Stock Equity ....................................             511,812              503,833             500,980
                                                                              -----------          -----------         -----------

   Cumulative Preferred Stock
     Not subject to mandatory redemption ............................              21,027               21,027              21,027

   Long-term debt ...................................................             310,888              343,886             319,885
                                                                              -----------          -----------         -----------
       Total Capitalization .........................................             843,727              868,746             841,892
                                                                              -----------          -----------         -----------

Current Liabilities
   Current maturities of long-term debt .............................              33,000                   --                  --
   Notes payable ....................................................              30,000               30,000              44,000
   Accounts payable .................................................              30,692               54,926              36,636
   Accrued interest .................................................               3,162                5,156               2,544
   Dividends payable ................................................               8,754                8,754               8,754
   Accrued vacation and payroll .....................................               5,957                5,845               5,727
   Customer deposits ................................................               7,894                7,101               6,869
   Regulatory liabilities ...........................................              20,037                  373               8,525
   Fair value of derivative instruments .............................               6,717                  335                  --
   Accrued environmental remediation costs ..........................               3,500                   --                  --
   Accrued income taxes .............................................                 759                   --                  --
   Deferred revenues ................................................              14,791                9,717              10,435
   Other ............................................................              11,776               11,964              14,193
                                                                              -----------          -----------         -----------
       Total Current Liabilities ....................................             177,039              134,171             137,683
                                                                              -----------          -----------         -----------

Deferred Credits and Other Liabilities
   Regulatory liabilities ...........................................             109,523              156,808             155,529
   Operating reserves ...............................................               5,422                6,216               6,921
   Accrued environmental remediation costs ..........................              17,932               22,772              22,821
   Accrued other post-employment benefit costs ......................              29,875               24,945              23,881
   Accrued pension costs ............................................              16,032               18,806              14,734
   Other ............................................................              12,903               13,258              13,386
                                                                              -----------          -----------         -----------
       Total Deferred Credits and Other Liabilities .................             191,687              242,805             237,272
                                                                              -----------          -----------         -----------

Minority Interest ...................................................               1,501                   --                  --
                                                                              -----------          -----------         -----------

Accumulated Deferred Income Tax .....................................             140,259              133,784             128,877
                                                                              -----------          -----------         -----------

Commitments and Contingencies (Note 11)

                         Total Capitalization and Liabilities .......         $ 1,354,213          $ 1,379,506         $ 1,345,724
                                                                              ===========          ===========         ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     For the 9 Months Ended
                                                                                                          September 30,
                                                                                                      2006            2005
                                                                                                  ----------       ----------
Operating Activities:                                                                                (Thousands of Dollars)
     Net Income ............................................................................      $   33,338       $   32,619

       Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
             Depreciation and amortization .................................................          26,920           27,304
             Deferred income taxes - net ...................................................           7,106            7,776
             Provision for uncollectibles ..................................................           4,506            2,784
             Accrued/deferred pension costs ................................................          (5,120)         (10,735)
             Minority interest .............................................................            (121)              --
             Gain on sale of property and plant ............................................          (2,913)              --

          Changes in operating assets and liabilities - net of business acquisitions:
             Accounts receivable, unbilled revenues and other receivables ..................          35,176          (15,507)
             Fuel, materials and supplies ..................................................          (2,085)          (9,639)
             Special deposits and prepayments ..............................................          (5,148)           1,450
             Accounts payable ..............................................................         (24,416)          (6,782)
             Accrued taxes and interest ....................................................          (1,235)          (2,085)
             Accrued OPEB costs ............................................................           4,929            7,850
             Regulatory Liability-Rate Moderation ..........................................          (7,976)              --
             Deferred natural gas and electric costs .......................................          16,493             (781)
             Customer benefit fund .........................................................          (3,205)          (3,592)
             Other - net ...................................................................          (3,474)           4,039
                                                                                                  ----------       ----------

       Net Cash Provided By Operating Activities ...........................................          72,775           34,701
                                                                                                  ----------       ----------

Investing Activities:

       Purchase of short-term investments ..................................................         (29,731)         (22,750)
       Proceeds from sale of short-term investments ........................................          31,550           21,850
       Additions to utility plant and other property and plant .............................         (50,827)         (45,556)
       Proceeds from sale of property and plant ............................................           3,205               --
       Issuance of notes receivable ........................................................          (2,105)          (4,629)
       Proceeds from repayment of notes receivable .........................................           1,750               --
       Acquisitions made by competitive business subsidiaries ..............................         (13,910)          (7,370)
       Other - net .........................................................................          (4,356)          (2,065)
                                                                                                  ----------       ----------

       Net Cash Used in Investing Activities ...............................................         (64,424)         (60,520)
                                                                                                  ----------       ----------

Financing Activities:

       Redemption of preferred stock .......................................................              --               (3)
       Net borrowings of short-term debt ...................................................              --           32,000
       Dividends paid on common stock ......................................................         (25,534)         (25,534)
       Debt issuance costs .................................................................             (32)             (14)
                                                                                                  ----------       ----------

       Net Cash (Used in) Provided by Financing Activities .................................         (25,566)           6,449
                                                                                                  ----------       ----------

Net Change in Cash and Cash Equivalents ....................................................         (17,215)         (19,370)

Cash and Cash Equivalents - Beginning of Year ..............................................          49,410           70,417
                                                                                                  ----------       ----------

Cash and Cash Equivalents - End of Period ..................................................      $   32,195       $   51,047
                                                                                                  ==========       ==========

Supplemental Disclosure of Cash Flow Information

       Interest paid .......................................................................      $   18,360       $   14,864

       Federal and State income tax paid ...................................................      $   10,784       $   11,960

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          For the 3 Months Ended September 30,
                                                                                 2006              2005
                                                                              ----------        ----------
                                                                                 (Thousands of Dollars)
Operating Revenues
  Electric ...........................................................        $  154,723        $  159,589
  Natural gas ........................................................            18,384            14,115
                                                                              ----------        ----------
      Total Operating Revenues .......................................           173,107           173,704
                                                                              ----------        ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .......            94,392           111,496
    Purchased natural gas ............................................            10,663             7,311
    Other expenses of operation ......................................            31,690            24,613
  Depreciation and amortization ......................................             7,070             7,502
  Taxes, other than income tax .......................................             8,877             8,505
                                                                              ----------        ----------
      Total Operating Expenses .......................................           152,692           159,427
                                                                              ----------        ----------

Operating Income .....................................................            20,415            14,277
                                                                              ----------        ----------

Other Income and Deductions
  Interest on regulatory assets and other interest income ............             1,100             1,793
  Other - net ........................................................                54              (314)
                                                                              ----------        ----------
      Total Other Income .............................................             1,154             1,479
                                                                              ----------        ----------

Interest Charges
  Interest on long-term debt .........................................             4,115             3,421
  Interest on regulatory liabilities and other interest ..............             1,147               966
                                                                              ----------        ----------
      Total Interest Charges .........................................             5,262             4,387
                                                                              ----------        ----------

Income before income taxes ...........................................            16,307            11,369

Income taxes .........................................................             5,534             4,484
                                                                              ----------        ----------

Net Income ...........................................................            10,773             6,885

Dividends Declared on Cumulative Preferred Stock .....................               242               242
                                                                              ----------        ----------

Income Available for Common Stock ....................................        $   10,531        $    6,643
                                                                              ==========        ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                           For the 9 Months Ended September 30,
                                                                                 2006               2005
                                                                              ----------         ----------
                                                                                   (Thousands of Dollars)
Operating Revenues
  Electric ...........................................................        $  398,700         $  392,866
  Natural gas ........................................................           125,651            108,687
                                                                              ----------         ----------
      Total Operating Revenues .......................................           524,351            501,553
                                                                              ----------         ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .......           243,202            254,200
    Purchased natural gas ............................................            87,718             71,288
    Other expenses of operation ......................................            90,170             73,472
  Depreciation and amortization ......................................            21,986             22,506
  Taxes, other than income tax .......................................            24,835             25,103
                                                                              ----------         ----------
      Total Operating Expenses .......................................           467,911            446,569
                                                                              ----------         ----------

Operating Income .....................................................            56,440             54,984
                                                                              ----------         ----------

Other Income and Deductions
  Interest on regulatory assets and other interest income ............             5,149              5,209
  Other - net ........................................................              (279)              (982)
                                                                              ----------         ----------
      Total Other Income .............................................             4,870              4,227
                                                                              ----------         ----------

Interest Charges
  Interest on long-term debt .........................................            12,139             10,187
  Interest on regulatory liabilities and other interest ..............             3,130              2,285
                                                                              ----------         ----------
      Total Interest Charges .........................................            15,269             12,472
                                                                              ----------         ----------

Income Before Income Taxes ...........................................            46,041             46,739

Income Taxes .........................................................            18,090             18,751
                                                                              ----------         ----------

Net Income ...........................................................            27,951             27,988

Dividends Declared on Cumulative Preferred Stock .....................               727                727
                                                                              ----------         ----------

Income Available for Common Stock ....................................        $   27,224         $   27,261
                                                                              ==========         ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                           For the 3 Months Ended September 30,
                                                 2006               2005
                                               -------            -------
                                                 (Thousands of Dollars)

Net Income ...........................         $10,773            $ 6,885

Other Comprehensive Income ...........              --                 --
                                               -------            -------

Comprehensive Income .................         $10,773            $ 6,885
                                               =======            =======

                                            For the 9 Months Ended September 30,
                                                2006                2005
                                               -------            -------
                                                 (Thousands of Dollars)

Net Income ...........................         $27,951            $27,988

Other Comprehensive Income ...........              --                 --
                                               -------            -------

Comprehensive Income .................         $27,951            $27,988
                                               =======            =======

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            September 30,   December 31,   September 30,
                                  ASSETS                                        2006            2005           2005
                                                                            -------------   ------------   -------------
                                                                                       (Thousands of Dollars)
Utility Plant
   Electric ...........................................................      $  754,429      $  739,775      $  718,995
   Natural gas ........................................................         234,103         226,859         221,940
   Common .............................................................         112,173         107,581         106,335
                                                                             ----------      ----------      ----------
                                                                              1,100,705       1,074,215       1,047,270

   Less: Accumulated depreciation .....................................         346,395         333,164         330,285
                                                                             ----------      ----------      ----------
                                                                                754,310         741,051         716,985

   Construction work in progress ......................................          55,952          38,460          51,898
                                                                             ----------      ----------      ----------
           Net Utility Plant ..........................................         810,262         779,511         768,883
                                                                             ----------      ----------      ----------

Other Property and Plant - net ........................................             496             723             724
                                                                             ----------      ----------      ----------

Current Assets
   Cash and cash equivalents ..........................................           2,776           4,232           2,346
   Accounts receivable -
      net of allowance for doubtful accounts of $3.8 million,
      $3.4 million, and $3.6 million, respectively ....................          37,958          61,055          57,965
   Accrued unbilled utility revenues ..................................           7,122           9,334           5,998
   Other receivables ..................................................           2,584           2,868           2,426
   Fuel and materials and supplies - at average cost ..................          25,041          23,411          26,104
   Regulatory assets ..................................................          20,759          30,764          16,440
   Fair value of derivative instruments ...............................              --              --           8,525
   Special deposits and prepayments ...................................          22,085          16,168          15,996
   Accumulated deferred income tax ....................................          15,165           7,997          11,217
                                                                             ----------      ----------      ----------
            Total Current Assets ......................................         133,490         155,829         147,017
                                                                             ----------      ----------      ----------

Deferred Charges and Other Assets
   Regulatory assets - pension plan ...................................          46,273          97,073          91,247
   Intangible asset - pension plan ....................................          18,148          20,217          20,134
   Regulatory assets ..................................................          90,483          52,353          47,709
   Unamortized debt expense ...........................................           3,721           3,973           3,780
   Other ..............................................................          11,153          11,653          10,631
                                                                             ----------      ----------      ----------

            Total Deferred Charges and Other Assets ...................         169,778         185,269         173,501
                                                                             ----------      ----------      ----------

                      Total Assets ....................................      $1,114,026      $1,121,332      $1,090,125
                                                                             ==========      ==========      ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         September 30,      December 31,     September 30,
                     CAPITALIZATION AND LIABILITIES                           2006              2005             2005
                                                                         -------------      ------------     -------------
                                                                                      (Thousands of Dollars)
Capitalization
    Common Stock Equity:
      Common stock, 30,000,000 shares authorized;
       16,862,087 shares issued and outstanding ($5 par value) .....      $    84,311       $    84,311       $    84,311
    Paid-in capital ................................................          174,980           174,980           174,980
    Retained earnings ..............................................           62,033            43,309            35,905
    Capital stock expense ..........................................           (4,961)           (4,961)           (4,961)
                                                                          -----------       -----------       -----------
         Total Common Stock Equity .................................          316,363           297,639           290,235
                                                                          -----------       -----------       -----------

    Cumulative Preferred Stock
      Not subject to mandatory redemption ..........................           21,027            21,027            21,027

    Long-term Debt .................................................          310,888           343,886           319,885
                                                                          -----------       -----------       -----------
         Total Capitalization ......................................          648,278           662,552           631,147
                                                                          -----------       -----------       -----------

Current Liabilities
     Current maturities of long-term debt ..........................           33,000                --                --
     Notes Payable .................................................           30,000            30,000            44,000
     Accounts payable ..............................................           23,401            40,884            28,828
     Accrued interest ..............................................            3,161             5,156             2,544
     Dividends payable - preferred stock ...........................              242               242               242
     Accrued vacation and payroll ..................................            4,767             4,566             4,496
     Customer deposits .............................................            7,766             6,932             6,735
     Regulatory liabilities ........................................           20,037               373             8,525
     Fair value of derivative instruments ..........................            6,431               315                --
     Accrued income taxes ..........................................            6,312               324               848
     Accrued environmental remediation costs .......................            3,500                --                --
     Other .........................................................            7,410             6,895             9,782
                                                                          -----------       -----------       -----------
         Total Current Liabilities .................................          146,027            95,687           106,000
                                                                          -----------       -----------       -----------

Defer Credits and Other Liabilities
     Regulatory liabilities ........................................          109,523           156,808           155,529
     Operating reserves ............................................            4,248             5,137             5,701
     Accrued environmental remediation costs .......................           16,000            19,500            19,500
     Accrued other post-employment benefit costs ...................           29,875            24,945            23,881
     Accrued pension costs .........................................           16,032            18,806            14,734
     Other .........................................................           12,169            11,094            11,195
                                                                          -----------       -----------       -----------
         Total Deferred Credits and Other Liabilities ..............          187,847           236,290           230,540
                                                                          -----------       -----------       -----------

Accumulated Deferred Income Tax ....................................          131,874           126,803           122,438
                                                                          -----------       -----------       -----------

Commitments and  Contingencies (Note 11)

         Total Capitalization and Liabilities ......................      $ 1,114,026       $ 1,121,332       $ 1,090,125
                                                                          ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   For the 9 Months Ended
                                                                                                        September 30,
                                                                                                    2006            2005
                                                                                                ----------       ----------
Operating Activities:                                                                              (Thousands of Dollars)
     Net Income ..........................................................................      $   27,951       $   27,988

           Adjustments to reconcile net income to net cash provided by (used in)
                operating activities:
                      Depreciation and amortization ......................................          21,986           22,506
                      Deferred income taxes - net ........................................           5,624            6,494
                      Provision for uncollectibles .......................................           3,833            2,238
                      Accrued/deferred pension costs .....................................          (5,120)         (10,735)
                      Gain on sale of property and plant .................................          (2,215)              --

           Changes in operating assets and liabilities - net:
                      Accounts receivable, unbilled revenues and other receivables .......          21,760          (18,941)
                      Fuel, materials and supplies .......................................          (1,630)          (8,897)
                      Special deposits and prepayments ...................................          (5,917)           4,358
                      Accounts payable ...................................................         (17,483)          (4,123)
                      Accrued taxes and interest .........................................           3,993           (1,237)
                      Accrued OPEB costs .................................................           4,929            7,850
                      Regulatory Liability-Rate Moderation ...............................          (7,976)              --
                      Deferred natural gas and electric costs ............................          16,493             (781)
                      Customer benefit fund ..............................................          (3,205)          (3,592)
                      Other - net ........................................................          (7,723)             383
                                                                                                ----------       ----------

           Net Cash Provided by Operating Activities .....................................          55,300           23,511
                                                                                                ----------       ----------

Investing Activities:

           Proceeds from sale of property and plant ......................................           2,440               --
           Additions to plant ............................................................         (48,395)         (42,681)
           Other - net ...................................................................          (1,542)            (967)
                                                                                                ----------       ----------

           Net Cash Used in Investing Activities .........................................         (47,497)         (43,648)
                                                                                                ----------       ----------

Financing Activities:

           Redemption of preferred stock .................................................              --               (3)
           Net borrowings of short-term debt .............................................              --           32,000
           Dividends paid on cumulative preferred stock ..................................            (727)            (727)
           Dividends paid to parent - Energy Group .......................................          (8,500)         (17,000)
           Debt issuance costs ...........................................................             (32)             (14)
                                                                                                ----------       ----------

           Net Cash (Used In) Provided by Financing Activities ...........................          (9,259)          14,256
                                                                                                ----------       ----------

Net Change in Cash and Cash Equivalents ..................................................          (1,456)          (5,881)

Cash and Cash Equivalents - Beginning of Year ............................................           4,232            8,227
                                                                                                ----------       ----------

Cash and Cash Equivalents - End of Period ................................................      $    2,776       $    2,346
                                                                                                ==========       ==========

Supplemental Disclosure of Cash Flow Information

           Interest paid .................................................................      $   15,581       $   12,607

           Federal and State income tax paid .............................................      $    6,626       $   11,875

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - GENERAL

Basis of Presentation

      This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to the Consolidated Financial Statements apply to both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, which include Central Hudson and Energy Group's non-utility subsidiary, Central Hudson Enterprises Corporation ("CHEC" and, together with its subsidiaries, the "competitive business subsidiaries"). CHEC subsidiary Griffith Energy Services, Inc. ("Griffith") (and prior to its merger with Griffith as of December 31, 2005, SCASCO, Inc. ("SCASCO")) is sometimes referred to herein as the "fuel distribution business."

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

      On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale Biomass, LLC ("Lyonsdale"). Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant. The financial statements of Lyonsdale for the period of April 12, 2006, through September 30, 2006, have been fully consolidated into the financial statements of Energy Group. The minority interest shown on Energy Group's Consolidated Financial Statements represents the other owner's proportionate share of the income and equity of Lyonsdale.

      Energy Group's and Central Hudson's balance sheets as of September 30, 2005, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

      Central Hudson's and Griffith's operations are seasonal in nature and weather- sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period. Demand for electricity typically peaks during the summer, while demand for natural gas and heating oil typically peaks during the winter.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

      For purposes of the Consolidated Statement of Cash Flows, Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

Revision in the Classification of Certain Securities

      In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended March 31, 2006, and the classification of Auction Rate Securities and Variable Rate Demand Notes, Energy Group concluded that it was appropriate to classify these securities on Energy Group's Consolidated Balance Sheet as "short-term investments - available-for-sale securities." Previously, these investments had been classified as "cash and cash equivalents." These securities are described in greater detail in Note 5 - "Short-Term Investments" of this Quarterly Report on Form 10-Q. As a result of this revision in classification, Energy Group has also made corresponding adjustments to its Consolidated Statement of Cash Flows for all periods presented to reflect the gross purchases and liquidation of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents. This revision in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations, or financial covenants and does not affect previously reported cash flows from operating or financing activities. The Consolidated Financial Statements of Central Hudson were not affected by this revision in classification.

      The impact on net cash from investing activities for the nine months ended September 30, 2005, was a decrease of $0.9 million for activity relating to these investments. The revision in classification for prior period Consolidated Balance Sheets resulted in a decrease to cash and cash equivalents and the reporting of short-term investments in the amount of $42.1 million and $49.6 million at December 31, 2005, and September 30, 2005, respectively.

Accounting for Derivative Instruments and Hedging Activities

Regulated Electric and Natural Gas Businesses

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. At September 30, 2006, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was an unrealized loss of $6.4 million. This compares to a fair value at December 31, 2005, of ($315,000), an unrealized loss, and a fair value of $8.5 million at September 30, 2005, an unrealized gain. The significant decrease in the current fair value reflects the decrease in the wholesale costs of electricity and natural gas during the quarter ended September 30, 2006, due to changing market conditions. At September 30, 2006, Central Hudson had open derivative contracts hedging approximately 10.5% of its projected electricity requirements for the period October 2006 through December 2006 and 31.9% of its projected natural gas requirements for the period November 2006 through March 2007. Central Hudson recorded actual net losses of $1.3 million for the quarter ended September 30, 2006, as compared to a net gain of $5.9 million for the same period in 2005. Comparative amounts for the nine months ended September 30, 2006, and 2005, were a net loss of $7.0 million and a net gain of $5.7 million, respectively.

      Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs and are deferred for return to or recovery from customers under Central Hudson's electric and natural gas energy cost adjustment clauses as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 71, titled Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). Central Hudson also entered into weather derivative contracts to hedge the effect of weather on sales of electricity and natural gas. The periods covered were the three months of the heating seasons ended March 31, 2006, and 2005, the three months of the cooling season ended August 31, 2005, and the months of July and August 2006. Settlement payments to counter-parties during the nine-month periods ended September 30, 2006, and 2005, were $0.5 million and $1.8 million, respectively. These payments related to the cooling season contracts and resulted from weather that was warmer than the contractual strike points.

      On April 1, 2006, Central Hudson replaced its interest rate cap agreement with a new two-year agreement through April 1, 2008, with similar terms as the expired agreement. As discussed in Note 1 - "Summary of Significant Accounting Policies" of the Corporations' 10-K Annual Report, this rate cap agreement hedges the variability in interest rates related to Central Hudson's bonds issued by the New York State Energy Research Development Authority. Central Hudson also has in place a mechanism authorized by the PSC which defers for return to or recovery from customers any differences between actual variable interest costs and the corresponding costs embedded in customer rates. The premium costs and any realized benefits from the rate cap agreement also pass through this regulatory mechanism.

Fuel Distribution Business

      The fair value of Griffith's open derivative positions at September 30, 2006, was an unrealized loss of $0.3 million as compared to an unrealized gain at September 30, 2005, of $0.2 million. The fair value of derivative instruments at December 31, 2005, was not material. Derivatives outstanding at September 30, 2006, included call and put options designated as cash flow hedges for fuel oil purchases through June 2007 for customers with fixed price contracts. These options hedge approximately 6.7% of Griffith's total projected fuel oil requirements for September 2006 through June 2007. Actual net losses of $0.6 million, including premium expense, were recorded during the quarter and year-to-date ended September 30, 2006. Actual net gains recorded in 2005 were not material.

      In the first quarter of 2006, Griffith also entered into derivative contracts to hedge a portion (714,000 gallons) of its fuel oil inventory. These derivative instruments, comprised of calendar average New York Mercantile Exchange ("NYMEX") swaps, were designated as a fair value hedge of inventory. The fair value of these instruments at September 30, 2006, and the quarter and nine months to-date impact to earnings were not material. Griffith had previously entered into weather derivative contracts for the three months of the heating seasons ended March 31, 2006, and 2005. Settlement amounts for the comparative quarters were not material.

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

      The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At September 30, 2006, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $4.9 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in Energy Group's Consolidated Balance Sheet. Energy Group's approximate aggregate potential liability for product warranties at September 30, 2006, had not changed from that reported at December 31, 2005, which was $101,000. Energy Group's approximate aggregate potential liability for product warranties at September 30, 2005, which had not changed from that reported at December 31, 2004, which was $504,000.

Goodwill and Other Intangible Assets

      Reference is made to Note 5 - "Goodwill and Other Intangible Assets" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Intangible assets include separate, identifiable, intangible assets such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.4 million. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Goodwill balances are tested annually for impairment in the fourth quarter and are retested between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

------------------------------------------------------------------------------------------------------------------
                                  September 30, 2006             December 31, 2005           September 30, 2005
------------------------------------------------------------------------------------------------------------------
                                 Gross                         Gross                       Gross
                               Carrying     Accumulated      Carrying     Accumulated    Carrying    Accumulated
                                Amount     Amortization       Amount     Amortization     Amount     Amortization
------------------------------------------------------------------------------------------------------------------
Customer Lists                  $41,758        $14,808        $40,448       $12,754       $39,944       $12,102
------------------------------------------------------------------------------------------------------------------
Covenants Not to Compete          1,734          1,124          1,669           995         1,589           959
------------------------------------------------------------------------------------------------------------------
Total Amortizable Intangibles   $43,492        $15,932        $42,117       $13,749       $41,533       $13,061
------------------------------------------------------------------------------------------------------------------

      Amortization expense was $2.2 million and $2.0 million for each of the nine-month periods ended September 30, 2006, and 2005, respectively. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $2.9 million.

      The carrying amount for goodwill not subject to amortization was $52.7 million as of September 30, 2006, $51.3 million as of December 31, 2005, and $50.9 million as of September 30, 2005.

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

      Financial Accounting Standards Board ("FASB") SFAS No. 143, titled Accounting for Asset Retirement Obligations ("SFAS 143"), precludes the recognition of expected future legal retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $44.1 million, $92.2 million, and $91.9 million of net cost of removal as regulatory liabilities as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively. The amount of this liability as of September 30, 2006, has been reduced by the transfer of $52.5 million of electric depreciation reserve pursuant to the Order Establishing Rate Plan ("2006 Order") issued by the PSC on July 24, 2006. The transfer represents a portion of the electric depreciation reserve that is in excess of the theoretical book reserve based on depreciation rates approved by the PSC. For additional information regarding the 2006 Order, see Note 3 - "Regulatory Matters."

      FASB Interpretation No. 47, titled Accounting for Conditional Asset Retirement Obligations ("FIN 47"), clarifies the term "conditional asset retirement obligation" as used in SFAS 143 to refer to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. In accordance with FIN 47, Energy Group recorded depreciation expense on the asset retirement obligations and accretion expense on the liabilities for the nine months ended September 30, 2006. These amounts were not material. For further information regarding FIN 47, see the caption "Depreciation and Amortization" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

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

      Accumulated depreciation for the fuel distribution business was $16.7 million, $14.9 million, and $14.3 million as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

      Accumulated depreciation for Lyonsdale was $0.4 million as of September 30, 2006.

      Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset's expected useful life. See the caption "Goodwill and Other Intangible Assets" of this Note 2 for further discussion.

Earnings Per Share

      Reference is made to Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report under the caption "Earnings Per Share."

      In the calculation of earnings per share (basic and diluted) of Energy Group's common stock ("Common Stock"), earnings for Energy Group are reduced by the preferred stock dividends of Central Hudson. The average dilutive effect of Energy Group's stock options and performance shares was 15,473 shares and 6,783 shares for the quarters ended September 30, 2006, and 2005, and 14,455 shares and 5,729 shares for the nine months ended September 30, 2006, and 2005, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented. Excluded from the above calculation were options for 36,900 shares for the three-month period ended September 30, 2005, and 35,700 shares and 36,900 shares for the nine-month periods ended September 30, 2006, and 2005, respectively. For additional information regarding stock options and performance shares, see Note 8 - "Equity-Based Compensation Incentive Plans."

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

Reclassification

      Certain amounts in the 2005 Consolidated Financial Statements have been reclassified to conform to the 2006 presentation. Primarily, the Consolidated Balance Sheet for Energy Group has been reformatted to distinguish Investments in Unconsolidated Affiliates from Other Assets.

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

      On July 24, 2006, the PSC issued the 2006 Order following action to approve the 2006 Joint Proposal at its July 19, 2006, session. The 2006 Order adopted all of the terms and conditions of the 2006 Joint Proposal with a modification requiring distribution right-of-way ("ROW") maintenance expenses to be subject to the same shortfall true-up mechanism that applies to transmission ROW maintenance expenses. The 2006 Order directed a compliance tariff filing to place new rates into effect as of August 1, 2006, subject to the terms and conditions of the 2006 Order; Central Hudson made this compliance filing on July 31, 2006.

      The 2006 Order provides for delivery rates based on a return on equity ("ROE") of 9.6% with an earnings sharing threshold of 10.6%, above which Central Hudson is to share earnings with its customers. Rates are based on a capital structure which includes 45% common equity, but the actual proportion of common equity up to a limit of 47% may be used in determining the return on common equity for the purpose of earnings sharing. The 2006 Order also includes the continued full recovery of all purchased natural gas and electricity costs through existing monthly supply cost recovery mechanisms. In addition, three-year capital expenditure targets to fund investments in its electric, natural gas, and common plant, and increased allowances for the recovery of operating costs, including transmission and distribution ROW maintenance expenses, have been established. The capital expenditure targets are subject to true-up provisions, requiring deferral of the revenue equivalent of any shortfalls in spending over the three-year term. Transmission and distribution ROW maintenance expenses are also subject to true-up provisions over the three-year term, requiring the deferral of shortfalls in actual expenditures. The 2006 Order also provides increased rate allowances and continued deferral accounting authorization for the recovery of expenses for pensions, other post-employment benefits ("OPEB"), stray voltage testing, manufactured gas plant ("MGP") site remediation, and certain other expense items. The 2006 Order also provides additional funding to assist low-income customers in paying their energy bills as well as continued funding of programs to encourage customers to explore new opportunities available through the competitive retail supply markets. In addition, the 2006 Order includes penalty-only performance mechanisms with established targets for specified levels of performance for a number of customer service quality, natural gas safety, and electric reliability measures.

      On August 30, 2006, Central Hudson filed for rehearing on one element of the 2006 Order. The filing asserts that the PSC failed to update Central Hudson's allowed ROE using the PSC's Generic Finance Case Methodology. Central Hudson requested that a rehearing be conducted to revise its allowed ROE to 9.9%. Neither Energy Group nor Central Hudson can predict the timing or the final outcome of this petition.

      A copy of the 2006 Order is available on Energy Group's website at www.CHEnergyGroup.com.

Financing Petition

      On September 21, 2006, the PSC issued an Order authorizing issuance of securities, in response to a financing petition Central Hudson filed on July 3, 2006. The Order authorizes Central Hudson to issue and sell up to $140 million of medium-term notes through December 31, 2009, and to enter into revolving credit agreements in an amount not to exceed $125 million and for periods not to exceed five years.

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

      During the three months ended September 30, 2006, Central Hudson has sold several parcels of non-utility real property for $1.8 million in excess of book value and transaction costs, which is recorded as a reduction to Other Expenses of Operation.

Other Businesses

      On June 29, 2006, Energy Group (the holding company) sold real property for $0.7 million in excess of book value and transaction cost.

NOTE 4 - ACQUISITIONS AND INVESTMENTS

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

      During the second quarter of 2006, Griffith acquired certain assets of four fuel distribution companies for a total of $1.7 million. The purchase price allocated to intangible assets (including goodwill) was $1.4 million, of which $654,000 was allocated to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts. All four acquisitions have earn-out provisions, which may increase the purchase price if certain sales volumes are attained.

      During the third quarter of 2006, Griffith acquired certain assets of two fuel distribution companies for a total of $1.0 million. The purchase price allocated to intangible assets (including goodwill) was $942,000, of which $478,000 was allocated to goodwill. The principal tangible assets acquired were vehicles and spare parts.

      Subsequent to September 30, 2006, Griffith acquired certain assets of a fuel distribution company for $300,000. The entire purchase price was allocated to intangible assets. No amount of the purchase price was allocated to goodwill.

      On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale from Catalyst Renewables Corporation ("Catalyst") for $10.8 million, including a working capital adjustment of $1.0 million. CHEC allocated the total purchase price based on the fair value of assets acquired and liabilities assumed as follows: Current Assets of $1.3 million, Other Property and Plant of $9.6 million, and Current Liabilities of $0.1 million. Catalyst remains the owner of a minority share of Lyonsdale and will provide asset management services to Lyonsdale under a contract expiring April 12, 2009. Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant, which began operation in 1992. The plant is located in Lyonsdale, New York. The energy and capacity of the plant is being sold at a fixed price to an investment grade rated counter-party through a long-term contract beginning May 1, 2006, and ending December 31, 2014. The financial statements of Lyonsdale for the period of April 12, 2006, through September 30, 2006, have been fully consolidated into the financial statements of Energy Group.

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

      CHEC's investments are accounted for under the equity method.

NOTE 5 - SHORT-TERM INVESTMENTS

      Energy Group's short-term investments consist of Auction Rate Securities ("ARS") and Variable Rate Demand Notes ("VRDN"), which have been classified as current available-for-sale securities pursuant to the provisions of SFAS No. 115, titled Accounting for Certain Investments in Debt and Equity Securities. ARS and VRDN are debt instruments with a long-term nominal maturity and a mechanism that resets the interest rate at regular intervals. Energy Group's investments include tax-exempt ARS and VRDN with interest rates that are reset anywhere from 7 to 35 days. These investments are available to fund current operations or to provide funding in accordance with Energy Group's strategy to redeploy equity into its subsidiaries. Due to the nature of these securities with regard to their interest reset periods, the aggregate carrying value approximates their fair value, thereby not impacting shareholders equity with regard to unrealized gains and losses. The aggregate fair value of these short-term investments was $40.3 million at September 30, 2006, $42.1 million at December 31, 2005, and $49.6 million at September 30, 2005. Cash flows from the purchases and liquidation of these investments are reported separately as investing activities in Energy Group's Consolidated Statements of Cash Flow.

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

      Central Hudson's and Griffith's operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period. Demand for electricity typically peaks during the summer, while demand for natural gas and heating oil typically peaks during the winter.

CH Energy Group, Inc. Segment Disclosure

---------------------------------------------------------------------------------------------------------------------------
                                                          Quarter Ended September 30, 2006
                           ------------------------------------------------------------------------------------------------
(In Thousands, Except
  Earnings Per Share)            Regulated                     Unregulated               Eliminations             Total
---------------------------------------------------------------------------------------------------------------------------
                                          Natural         Fuel
                           Electric         Gas       Distribution          Other
---------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers          $154,723      $ 18,384       $ 64,266          $ 2,447         $       --          $  239,820
---------------------------------------------------------------------------------------------------------------------------
Intersegment revenues              3            38             --               --                (41)                 --
---------------------------------------------------------------------------------------------------------------------------
 Total revenues             $154,726      $ 18,422       $ 64,266          $ 2,447         $      (41)         $  239,820
---------------------------------------------------------------------------------------------------------------------------
Earnings(loss) before
income taxes                $ 17,423      $ (1,358)      $ (3,882)         $ 3,179         $       --          $   15,362
---------------------------------------------------------------------------------------------------------------------------
Net(loss) income            $ 11,207      $   (676)      $ (2,329)         $ 2,768         $       --          $   10,970
---------------------------------------------------------------------------------------------------------------------------
Earnings(Loss) Per
Share - Diluted             $   0.71      $  (0.04)      $  (0.15)         $  0.18(1)      $       --          $     0.70
---------------------------------------------------------------------------------------------------------------------------
Segment Assets at
September 30, 2006          $827,095      $286,931       $141,285          $99,219         $     (317)(2)      $1,354,213
---------------------------------------------------------------------------------------------------------------------------

(1) The amount of earnings per share ("EPS") attributable to CHEC's other business activities was $0.12 per share, with the balance of $0.06 per share resulting primarily from interest income and business development activities.

(2)   Includes minority interest of $1,501 related to Lyonsdale.

-----------------------------------------------------------------------------------------------------------------------
                                                        Nine Months Ended September 30, 2006
                            -------------------------------------------------------------------------------------------
(In Thousands, Except
  Earnings Per Share)             Regulated                   Unregulated            Eliminations              Total
-----------------------------------------------------------------------------------------------------------------------
                                           Natural       Fuel
                            Electric         Gas      Distribution       Other
-----------------------------------------------------------------------------------------------------------------------
Revenues from
external customers          $398,700      $125,651      $242,325       $ 4,267         $       --          $  770,943
-----------------------------------------------------------------------------------------------------------------------
Intersegment revenues             11           277            --            --               (288)                 --
-----------------------------------------------------------------------------------------------------------------------
 Total revenues             $398,711      $125,928      $242,325       $ 4,267         $     (288)         $  770,943
-----------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                       $ 33,615      $ 11,699      $    (92)      $ 7,366         $       --          $   52,588
-----------------------------------------------------------------------------------------------------------------------
Net income                  $ 20,515      $  6,709      $    (55)      $ 6,169         $       --          $   33,338
-----------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Diluted                     $   1.30      $   0.43      $  (0.01)      $  0.39(1)      $       --          $     2.11
-----------------------------------------------------------------------------------------------------------------------
Segment Assets at
September 30, 2006          $827,095      $286,931      $141,285       $99,219         $     (317)(2)      $1,354,213
-----------------------------------------------------------------------------------------------------------------------

(1) The amount of EPS attributable to CHEC's other business activities was $0.18 per share, with the balance of $0.21 per share resulting primarily from interest income and business development activities.

(2)   Includes minority interest of $1,501 related to Lyonsdale.

----------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except                                         Quarter Ended September 30, 2005
  Earnings Per Share)            -------------------------------------------------------------------------------------------
                                         Regulated                   Unregulated              Eliminations        Total
----------------------------------------------------------------------------------------------------------------------------
                                                 Natural         Fuel
                                  Electric         Gas       Distribution      Other
----------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                $159,589      $ 14,115       $ 54,008       $    184         $       --       $  227,896
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                    3            14             --             --                (17)              --
----------------------------------------------------------------------------------------------------------------------------
 Total revenues                   $159,592      $ 14,129       $ 54,008       $    184         $      (17)      $  227,896
----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
income taxes                      $ 13,084      $ (1,957)      $ (3,967)      $    950         $       --       $    8,110
----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                 $  7,750      $ (1,107)      $ (2,381)      $  1,484         $       --       $    5,746
----------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per
Share - Diluted                   $   0.49      $  (0.07)      $  (0.15)      $   0.09(1)      $       --       $     0.36
----------------------------------------------------------------------------------------------------------------------------
Segment Assets at
September 30, 2005                $813,955      $276,170       $138,088       $117,716         $     (205)      $1,345,724
----------------------------------------------------------------------------------------------------------------------------

(1) Reflects Energy Group earnings of $0.09 per share attributable primarily to the recording of New York State income tax benefits of $0.05 per share related to the completion of the Energy Group tax audit as well as investment and business development activities.

----------------------------------------------------------------------------------------------------------------------------
                                                              Nine Months Ended September 30, 2005
                                 -------------------------------------------------------------------------------------------
(In Thousands, Except
  Earnings Per Share)                    Regulated                   Unregulated              Eliminations        Total
----------------------------------------------------------------------------------------------------------------------------
                                                 Natural         Fuel
                                  Electric         Gas       Distribution      Other
----------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                $392,866      $108,687       $201,362       $    639         $       --       $  703,554
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                    9           218             --             --               (227)              --
----------------------------------------------------------------------------------------------------------------------------
 Total revenues                   $392,875      $108,905       $201,362       $    639         $     (227)      $  703,554
----------------------------------------------------------------------------------------------------------------------------
Earnings before
income taxes                      $ 33,782      $ 12,230       $  1,317       $  3,278         $       --       $   50,607
----------------------------------------------------------------------------------------------------------------------------
Net income                        $ 20,098      $  7,163       $    789       $  4,569         $       --       $   32,619
----------------------------------------------------------------------------------------------------------------------------
Earnings Per
Share - Diluted                   $   1.28      $   0.45       $   0.05       $   0.29(1)      $       --       $     2.07
----------------------------------------------------------------------------------------------------------------------------
Segment Assets at
September 30, 2005                $813,955      $276,170       $138,088       $117,716         $     (205)      $1,345,724
----------------------------------------------------------------------------------------------------------------------------

(1) The amount of EPS attributable to CHEC's other business activities was $0.02 per share; the balance of $0.27 per share resulted primarily from the recording of New York State income tax benefits of $0.14 per share related to the completion of the Energy Group tax audit as well as investment and business development activities.

Central Hudson Gas & Electric Corporation Segment Disclosure

-----------------------------------------------------------------------------------------------------
          (In Thousands)                             Quarter Ended September 30, 2006
-----------------------------------------------------------------------------------------------------
                                                         Natural
                                          Electric         Gas         Eliminations         Total
-----------------------------------------------------------------------------------------------------
Revenues from external customers          $154,723      $  18,384       $       --       $  173,107
-----------------------------------------------------------------------------------------------------
Intersegment revenues                            5             38              (43)              --
-----------------------------------------------------------------------------------------------------
 Total Revenues                           $154,728      $  18,422       $      (43)      $  173,107
-----------------------------------------------------------------------------------------------------
Earnings before income taxes              $ 17,665      $  (1,358)      $       --       $   16,307
-----------------------------------------------------------------------------------------------------
Net Income                                $ 11,390      $    (617)      $       --       $   10,773
-----------------------------------------------------------------------------------------------------
Income Available for Common Stock         $ 11,207      $    (676)      $       --       $   10,531
-----------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2006      $827,095      $ 286,931       $       --       $1,114,026
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
          (In Thousands)                           Nine Months Ended September 30, 2006
-----------------------------------------------------------------------------------------------------
                                                         Natural
                                          Electric         Gas         Eliminations         Total
-----------------------------------------------------------------------------------------------------
Revenues from external customers          $398,700      $ 125,651       $       --       $  524,351
-----------------------------------------------------------------------------------------------------
Intersegment revenues                           11            277             (288)              --
-----------------------------------------------------------------------------------------------------
 Total Revenues                           $398,711      $ 125,928       $     (288)      $  524,351
-----------------------------------------------------------------------------------------------------
Earnings before income taxes              $ 34,160      $  11,881       $       --       $   46,041
-----------------------------------------------------------------------------------------------------
Net Income                                $ 21,065      $   6,886       $       --       $   27,951
-----------------------------------------------------------------------------------------------------
Income Available for Common Stock         $ 20,515      $   6,709       $       --       $   27,224
-----------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2006      $827,095      $ 286,931       $       --       $1,114,026
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
          (In Thousands)                             Quarter Ended September 30, 2005
-----------------------------------------------------------------------------------------------------
                                                         Natural
                                          Electric         Gas         Eliminations         Total
-----------------------------------------------------------------------------------------------------
Revenues from external customers          $159,589      $  14,115       $       --       $  173,704
-----------------------------------------------------------------------------------------------------
Intersegment revenues                            3             14              (17)              --
-----------------------------------------------------------------------------------------------------
 Total Revenues                           $159,592      $  14,129       $      (17)      $  173,704
-----------------------------------------------------------------------------------------------------
Earnings before income taxes              $ 13,266      $  (1,897)      $       --       $   11,369
-----------------------------------------------------------------------------------------------------
Net Income                                $  7,932      $  (1,047)      $       --       $    6,885
-----------------------------------------------------------------------------------------------------
Income Available for Common Stock         $  7,750      $  (1,107)      $       --       $    6,643
-----------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2005      $813,955      $ 276,170       $       --       $1,090,125
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
          (In Thousands)                           Nine Months Ended September 30, 2005
-----------------------------------------------------------------------------------------------------
                                                         Natural
                                          Electric         Gas         Eliminations         Total
-----------------------------------------------------------------------------------------------------
Revenues from external customers          $392,866      $ 108,687       $       --       $  501,553
-----------------------------------------------------------------------------------------------------
Intersegment revenues                            9            218             (227)              --
-----------------------------------------------------------------------------------------------------
 Total Revenues                           $392,875      $ 108,905       $     (227)      $  501,553
-----------------------------------------------------------------------------------------------------
Earnings before income taxes              $ 34,327      $  12,412       $       --       $   46,739
-----------------------------------------------------------------------------------------------------
Net Income                                $ 20,644      $   7,344       $       --       $   27,988
-----------------------------------------------------------------------------------------------------
Income Available for Common Stock         $ 20,098      $   7,163       $       --       $   27,261
-----------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2005      $813,955      $ 276,170       $       --       $1,090,125
-----------------------------------------------------------------------------------------------------

NOTE 7 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

      Reference is made to the captions "New Accounting Standards and Other FASB Projects - Standards Implemented" and "New Accounting Standards and Other FASB Projects - Standards to be Implemented" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement Upon the Occurrence of a Contingent Event

      On February 3, 2006, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-4, titled Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement Upon the Occurrence of a Contingent Event ("FSP FAS 123(R)-4"). This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, such as a change in control or other liquidity event of the company, death or disability of the holder, or an initial public offering. FSP FAS 123(R)-4 amends FASB Statement No. 123(R), titled Share-Based Payment ("SFAS 123(R)"), to address such situations.

      The guidance in this FSP is effective with the adoption of SFAS 123(R). For Energy Group, SFAS 123(R) was adopted effective January 1, 2006. The provisions of this FSP do not currently apply to Energy Group or its subsidiaries.

Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements Nos. 133 and 140

      In March 2006, the FASB issued SFAS No. 155, titled Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 ("SFAS 155"). SFAS 155 modifies requirements for financial reporting for certain hybrid financial instruments by requiring more consistent accounting which eliminates exemptions and provides a means to simplify the accounting for these instruments. SFAS 155 also resolves issues addressed in Statement 133 Implementing Issue No. D1, titled Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.

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

Pension Protection Act of 2006

      On August 17, 2006, President Bush signed the Pension Protection Act of 2006 ("Pension Act") into law. It introduces new funding requirements for single and multi-employer defined benefit pension plans, provides legal certainty for cash balance and other hybrid plans, and addresses contributions to defined contribution plans, deduction limits for contributions to retirement plans, and investment advice provided to plan participants. The new defined benefit funding rules are effective for plan years beginning after December 31, 2007. Certain transition rules will apply for 2008 through 2010. Energy Group is reviewing the potential impacts of the Pension Act. At the present time, neither Energy Group nor Central Hudson can predict the impact that the Pension Act may have on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Fair Value Measurements

      On September 6, 2006, FASB issued SFAS No. 157, titled Fair Value Measurement ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosure about fair value measurement.

      SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances.

      SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Energy Group does not expect SFAS 157 to have a significant impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

      On September 13, 2006, the SEC issued Staff Accounting Bulleting ("SAB") No. 108, titled Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 is intended to provide guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in the current year financial statements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC indicates that both the "iron curtain" and "rollover" approaches should be used in quantifying a current year misstatement for purposes of determining its materiality. The "iron curtain" approach focuses on how the current year's balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated. The "rollover" approach focuses on the amount of the misstatement that originated in the current year's income statement. In SAB 108, the SEC indicates that the registrant must quantify the impact of correcting all misstatements, including both the carry-over and reversing effects of prior year misstatements, on the current year financial statements.

      The guidance in SAB 108 is effective the first fiscal year ending after November 15, 2006, though early application in an interim period is encouraged. Energy Group does not expect SAB 108 to have any impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

      On September 29, 2006, the FASB issued Statement No. 158, titled Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). SFAS 158 requires an employer that sponsors a defined benefit post-retirement plan to report the current economic status (i.e. the overfunded or underfunded status) of the plan in its statement of financial position. Moreover, SFAS 158 requires an employer to measure the plan assets and plan obligations as of the date of its statement of financial position rather than as of a measurement date that is up to three months before the end of its fiscal year. As a result of SFAS 158, reported financial information will measure plan assets and benefit obligations on the same date as the employer's assets and liabilities and reflect all changes in a plan's overfunded or underfunded status as such changes arise. Pursuant to SFAS 87 and SFAS 106, titled Employers' Accounting for Postretirement Benefits Other Than Pensions, the resultant change in status of the liability or prepaid asset will be recognized as a component of other comprehensive income ("OCI").

      Pursuant to SFAS 71 and under the policy of the PSC regarding pension and OPEB costs, Central Hudson has historically recovered its net periodic pension and OPEB costs through customer rates, with differences from rate allowances deferred for future recovery from or return to customers as a regulatory asset or regulatory liability. Consistent with this policy, changes in the funded status will be recognized as such, rather than in OCI.

      SFAS 158 is effective for fiscal years ending after December 15, 2006, which for Energy Group would be fiscal year ended December 31, 2006, with an exception for the provision to change the measurement date, which is effective for fiscal years ending after December 15, 2008.

      Energy Group is currently assessing the impact that the adoption of SFAS 158 will have on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Amendment of FASB Staff Position FAS 123(R)-1

      On October 10, 2006, the FASB FSP No. FAS 123(R)-5, titled Amending Guidance for Accounting for Modifications of Instruments in Connection with Equity Restructuring ("FSP FAS 123(R)-5"). FSP FAS 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1. It stipulates that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, that there is no change in the recognition or measurement of those instruments if (a) there is no increase in fair value of the award and (b) all holders of the same class of instruments are treated in the same manner.

      The guidance in FSP FAS 123(R)-5 is effective in the first reporting period beginning after October 10, 2006. Early application is permitted in periods for which financial statements have not been issued. The provisions of FSP FAS 123(R)-5 do not currently apply to Energy Group or its subsidiaries.

Technical Corrections of FASB Statement No. 123(R)

      On October 20, 2006, the FASB issued FSP No. FAS 123(R)-6, titled Technical Corrections of FASB Statement No. 123(R) ("FSP FAS 123(R)-6"). FSP FAS 123(R)-6
was issued to make several technical corrections to SFAS 123(R), to the following Paragraphs as specified: A240(d)(1) to exempt non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options; A102 of Illustration 4(b) to revise the computation of the minimum compensation cost that must be recognized; A170 of Illustration 13(e) to indicate that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed; E1 to change the definition of short-term inducement to exclude an offer to settle an award.

      The guidance in FSP FAS 123(R)-6 is effective in the first reporting period beginning after October 20, 2006. Early application is permitted in periods for which financial statements have not yet been issued. Energy Group is currently assessing the impact, if any, that the adoption of FSP FAS 123(R)-6 will have on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

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

      The 2006 Plan reserves up to a maximum of 300,000 shares of Common Stock for awards to be granted under the 2006 Plan. Awards may consist of stock option rights, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, and other awards that Energy Group's Compensation Committee of its Board of Directors ("Compensation Committee") may authorize. The Compensation Committee may also, from time to time and upon such terms and conditions as it may determine, authorize the granting to non-employee Directors of stock option rights, stock appreciation rights, restricted shares, and restricted stock units.

      In addition to the aggregate limit in the awards described above, the 2006 Plan imposes various sub-limits on the number of shares of Common Stock that may be issued or transferred under the 2006 Plan. The aggregate number of shares of Common Stock actually issued or transferred by Energy Group upon the exercise of incentive stock options shall not exceed 300,000 shares. No participant shall be granted stock option rights and stock appreciation rights, in aggregate, for more than 15,000 shares of Common Stock during any calendar year. No participant in any calendar year shall receive an award of performance shares or restricted shares that specify management objectives, in the aggregate, for more than 20,000 shares of

Common Stock, or performance units having an aggregate maximum value as of their respective date of grant in excess of $1 million. The number of shares of Common Stock issued as stock appreciation rights, restricted shares, and restricted stock units (after taking forfeitures into account) shall not exceed, in the aggregate,100,000 shares of Common Stock.

      Performance shares were granted, in aggregate, to executives covered under the 2000 Plan in the amount of 29,300 shares and 23,000 shares, on January 1, 2004, and January 1, 2005, respectively. Performance shares were granted, in aggregate, to executives covered under the 2006 Plan in the amount of 20,710 shares on April 25, 2006. Due to the retirement of Energy Group's former Chairman in mid-2004, pro-rated shares of the 2004 grants were awarded to him in 2004. As of September 30, 2006, the number of performance shares that remain outstanding are as follows: 19,800 from the 2004 grant, 23,000 from the 2005 grant, and 20,710 from the 2006 grant. The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award. Compensation expense recorded related to performance shares for the quarters ended September 30, 2006, and 2005, was $397,000 and $121,000, respectively. Compensation expense related to performance shares for the nine months ended September 30, 2006, was $816,000 and was not material for the same period in 2005.

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group and its subsidiaries under the 2000 Plan as of September 30, 2006, is as follows:

                                                      Weighted       Weighted
                                                       Average        Average
                                   Stock Option       Exercise       Remaining
                                      Shares            Price      Life in Years
                                   ------------      ----------    -------------
Outstanding at 12/31/05                 73,300       $    46.18           5.99
      Granted                               --               --             --
      Exercised                         (7,800)      $    43.64
      Expired/Cancelled                     --               --             --
                                    ----------       ----------     ----------
Outstanding at 9/30/06                  65,500       $    46.49           5.34
                                    ==========       ==========     ==========

Total Shares Outstanding            15,762,000
Potential Dilution                      0.4%

      A total of 7,800 non-qualified stock options with exercise prices of $31.94, $44.06, and $48.62 were exercised during the nine months ended September 30, 2006. Total intrinsic value of options exercised was not material.

      Compensation expense related to stock options recorded for the nine months ended September 30, 2006, and 2005, was not material. The balance accrued at September 30, 2006, for outstanding stock options was $213,000. The intrinsic value of options outstanding was not material.

      The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2006, by exercise price:

                                              Weighted Average
                      Number of Options           Remaining           Number of Options      Number of Options
Exercise Price           Outstanding            Life in Years            Exercisable         Remaining to Vest
--------------           -----------            -------------            -----------         -----------------
    $31.94                    320                   3.25                      320                     --
    $44.06                 29,480                   4.25                   29,480                     --
    $48.62                 35,700                   6.25                   30,525                  5,175
                           ------                   ----                   ------                  -----
                           65,500                   5.34                   60,325                  5,175

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

NOTE 9 - INVENTORY

      Fuel, materials, and supplies for Energy Group includes the inventory of Central Hudson, Griffith, and Lyonsdale. Inventory for Central Hudson is valued at average cost. Inventory for Griffith is valued using the "first-in, first-out" (or "FIFO") inventory method. Inventory for Lyonsdale is valued using the weighted average inventory method.

--------------------------------------------------------------------------------
                                                   Energy Group
                                                   ------------
--------------------------------------------------------------------------------
                                    September 30,   December 31,  September 30,
                                        2006            2005           2005
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

Natural Gas                           $  17,794      $  16,512      $  19,014
--------------------------------------------------------------------------------

Petroleum Products and Propane            4,139          4,138          4,276
--------------------------------------------------------------------------------

Fuel Used In Electric Generation            142             --             --
--------------------------------------------------------------------------------

Materials and Supplies                    8,455          7,700          7,899
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                 $  30,530      $  28,350      $  31,189
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                  Central Hudson
                                                  --------------
--------------------------------------------------------------------------------
                                    September 30,   December 31,  September 30,
                                        2006            2005           2005
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

Natural Gas                           $  17,794      $  16,512      $  19,014
--------------------------------------------------------------------------------

Petroleum Products and Propane              745            758            764
--------------------------------------------------------------------------------

Materials and Supplies                    6,502          6,141          6,326
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                 $  25,041      $  23,411      $  26,104
--------------------------------------------------------------------------------

NOTE 10 - POST-EMPLOYMENT BENEFITS

      The following are the components of Central Hudson's net periodic benefits costs for its pension and OPEB plans for the quarters and nine months ended September 30, 2006, and 2005. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of FSP 106-2, titled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

                                                          Quarter Ended September 30,
                                                 Pension Benefits                   OPEB
                                             -----------------------       -----------------------
                                               2006           2005           2006           2005
                                                  (In Thousands)               (In Thousands)
                                             -----------------------       -----------------------
Service cost                                 $  1,985       $  1,837       $    830       $    667

Interest cost                                   5,577          5,489          2,005          1,900

Expected return on plan assets                 (6,709)        (5,808)        (1,496)        (1,659)

Amortization of:
     Prior service cost                           542            535           (314)          (868)
     Transitional (asset) or obligation            --             --            641            641

Recognized actuarial (gain) or loss             3,240          3,331          1,077          1,775
                                             --------       --------       --------       --------

Net periodic benefit cost                    $  4,635       $  5,384       $  2,743       $  2,456
                                             ========       ========       ========       ========

                                                        Nine Months Ended September 30,
                                                 Pension Benefits                   OPEB
                                             -----------------------       -----------------------
                                               2006           2005           2006           2005
                                                  (In Thousands)               (In Thousands)
                                             -----------------------       -----------------------
Service cost                                 $  5,955       $  5,511       $  2,492       $  2,602

Interest cost                                  16,730         16,466          6,015          6,691

Expected return on plan assets                (20,127)       (17,425)        (4,489)        (4,216)

Amortization of:
     Prior service cost                         1,625          1,606           (942)          (942)
     Transitional (asset) or obligation            --             --          1,924          1,924

Recognized actuarial (gain) or loss             9,721          9,994          3,230          5,114
                                             --------       --------       --------       --------

Net periodic benefit cost                    $ 13,904       $ 16,152       $  8,230       $ 11,173
                                             ========       ========       ========       ========

      Decisions to fund Central Hudson's pension plan (the "Retirement Plan") are based on several factors including the value of plan assets relative to plan liabilities, legislative requirements, and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations. Central Hudson is currently reviewing the provisions of the Pension Act to determine funding requirements for the near-term and future periods.

      Employer contributions for OPEB totaled $3.3 million during the nine months ended September 30, 2006. The total contribution to be made in 2006 is expected to be less than the 2005 amount of $6.1 million due to a reduction in expected future medical claims as a result of recent favorable claims experience.

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

Environmental Matters

Central Hudson:

      Water

      In February 2001, Central Hudson received a letter from the New York State Department of Environmental Conservation ("DEC") indicating that it must terminate the discharge from an internal sump at its Neversink Hydroelectric Facility ("Neversink") into a regulated stream or obtain a State Pollutant Discharge Elimination System permit for such discharge. Central Hudson filed for a draft permit in May 2001; the DEC subsequently issued a draft permit on January 15, 2003. Central Hudson has submitted comments on that draft permit to the DEC, and the DEC continues to review those comments. On October 3, 2006, Neversink was transferred to the City of New York ("the City"). Prior to this transfer and pursuant to the agreement between Central Hudson and the City for the conveyance of the Neversink, both Central Hudson and the City certified an application to the DEC for the transfer of the draft permit and its associated application to the City effective October 3, 2006. For additional details concerning this matter, see the caption "Neversink Hydro Station" of this Note 11.

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

      Former Manufactured Gas Plant Facilities

      In 1986, the DEC added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six sites at which MGP owned or operated by Central Hudson or its predecessors were once located. Two additional MGP sites were identified by Central Hudson but not placed on the Registry by the DEC. Three of the eight sites identified are in Poughkeepsie, New York (at Laurel Street, North Water Street, and North Perry Street); the remaining five sites are in Newburgh, Beacon, Saugerties, Kingston, and Catskill, New York. Central Hudson studied all eight sites to determine whether or not they contain any hazardous wastes which could pose a threat to the environment or public health and, if wastes were located at the sites, to determine whether or not remedial actions should be considered. The DEC subsequently removed the six sites it had previously placed on the Registry, subject to future revisions of its testing methods. The DEC subsequently revised its testing methods. As discussed below, the Laurel Street, North Water Street, North Perry Street, Newburgh, Beacon, and Catskill sites have been the subject of further discussions and agreements with the DEC. In addition, as also discussed below, the Saugerties and Kingston sites have been the subject of discussions with the DEC and, regarding the Kingston site, with a private developer.

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

      City of Newburgh: In October 1995, Central Hudson and the DEC entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for Central Hudson's MGP site in Newburgh, New York, the City of Newburgh's adjacent and nearby property, and the adjoining areas of the Hudson River ("the site"). The City of Newburgh filed a lawsuit against Central Hudson in the United States District Court for the Southern District of New York alleging violation by Central Hudson of, among others, federal environmental laws and seeking damages of at least $70 million.

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

      Central Hudson has entered into a contract with Blasland, Bouck and Lee ("BBL") of Syracuse, New York with a value up to $1.6 million. Under the contract, BBL will conduct additional required pre-design studies and will assist with development of remediation contract specifications and remediation construction oversight assistance, in accordance with the ROD. In September 2006, a contract was awarded to Earthtech for the design and construction of the remedy of a portion of the site. The value of the contract is up to $2.8 million. Earthtech's design for the remedy on a portion of the site was submitted to the DEC on October 20, 2006.

      As of September 30, 2006, approximately $12.7 million has been spent on the City of Newburgh matter, including the defense of the litigation described above. It is not possible to predict the extent of additional remediation costs that will be incurred in connection with this matter, but Central Hudson believes that such costs could be in excess of $17 million. As of September 30, 2006, a $17 million estimate regarding this matter has been recorded as liability, and the expenses have been deferred, subject to the provisions of a PSC Order issued on June 3, 1997, that granted permission for the deferral of these costs subject to an annual PSC review of the specific costs being deferred. Provisions of the 2006 Order confirm that Central Hudson is permitted to continue to defer these costs.

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

      Other MGP Sites: Central Hudson conducted site assessments of the Poughkeepsie Laurel Street, North Water Street, and Beacon sites under Voluntary Cleanup Agreements negotiated in 2000 with the DEC to determine if there are any significant quantities of residues from the MGP operations on the sites and whether any such residues would require remediation. In March 2002, the DEC informed Central Hudson that both it and the DOH had approved Central Hudson's Supplemental

Preliminary Site Assessment for the North Water Street site, which had concluded that the contamination at the site "does not appear to pose a significant threat to public health and the environment." At that time, the DEC and Central Hudson agreed that further investigation at the site would be given lower priority than work at the other Central Hudson MGP sites. In August 2002, however, an oily sheen on the Hudson River adjacent to this site was reported to the DEC. As a result, the DEC revised its priority determination with respect to the North Water Street site and has now given it a high priority for action. In 2004, Central Hudson received approval from the DEC for and conducted additional investigation work at the North Water Street site, which included field work on the site and in the adjacent Hudson River. A report detailing the work and data gathered was filed with the DEC early in 2005. Subsequently, in 2005, Central Hudson provided the DEC with an additional report of an investigation of subsurface conditions near the Hudson River. In June 2006, Central Hudson filed an additional report with the DEC that provided additional Hudson River field data requested by the DEC, all past data collected to-date, and proposed that Central Hudson next analyze possible remedial alternatives. Central Hudson has not yet received a response from the DEC to this report. Neither Energy Group nor Central Hudson can predict the extent or cost of any possible remediation at this time.

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

      By 2003, Central Hudson had performed a full site investigation and proposed a remediation of the Laurel Street site. The DEC subsequently requested that additional investigation be performed. Central Hudson has performed a limited additional investigation and filed the results with the DEC on September 8, 2006.

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

      During the fourth quarter of 2001, Central Hudson was advised that the DEC and the DOH found that no further remedial action was necessary at the Beacon site. In January 2006, Central Hudson was advised that property adjacent to the site of the former Beacon site appeared to have soil present that may be contaminated with MGP-related byproducts. In response to this information, Central Hudson has met with the DEC and is providing the additional information it has received characterizing the nature and extent of the contamination. Central Hudson has also received the results of additional studies of the adjacent property indicating that MGP-related by-products may be located on a portion of the property. Central Hudson has determined that contaminated soil must be removed from the adjacent property and has filed a plan with the DEC for doing so. No estimate of the cost for removing the contaminated soil at Beacon is available pending DEC approval of the cleanup plan and obtaining bids from qualified vendors for performing the cleanup.

      The DEC has also requested that Central Hudson enter into a Brownfield Cleanup Agreement covering the Kingston, Saugerties, and Catskill sites. Regarding the Kingston site, Central Hudson is considering an offer from a third party to purchase the site. In July 2006, Central Hudson and the third party entered into an agreement allowing the third party to conduct an investigation at the site and approach the DEC with a proposal to remediate the site, if the investigation indicates that remediation is necessary. Central Hudson cannot predict whether this sale, which is subject to Section 70 approval by the PSC, will take place. Regarding the Catskill site, Central Hudson has recently executed a Brownfield Cleanup Agreement to investigate and, if necessary, remediate the site. The application has been deemed complete by the DEC and has undergone a public review and comment period required by the Brownfield Cleanup Program law. The Brownfield Cleanup Agreement has been executed by the DEC. As required under the Agreement, Central Hudson has filed a draft Preliminary Site Assessment ("PSA") plan with the DEC for its review and approval. Subject to such approval, Central Hudson anticipates performing the PSA for the Catskill site in 2007. Regarding the Saugerties site, Central Hudson has submitted to the DEC an analysis indicating that Central Hudson has no legal responsibility for contamination, if any, at the Saugerties site. The DEC has not yet responded to the submitted analysis.

      A recent policy announced by the DEC could require the reopening of one or more of Central Hudson's closed sites should the DEC determine that testing of indoor air quality within structures located near or on the site(s) is warranted. At this time, the DEC has not indicated that it intends to reopen any Central Hudson site.

      Central Hudson has developed estimates of the potential costs it could incur in connection with the remediation of four of the MGP sites, namely the City of Newburgh site, the Laurel Street site, the North Water Street site, and the Kingston site. The cost estimates for the Newburgh and Laurel Street sites are based on completed feasibility studies (or their equivalents). The cost estimates for the North Water Street and Kingston sites, however, are considered conceptual and preliminary. Each of the cost estimates involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. The cost estimates also assume that the proposed remediation techniques are technically feasible and that the remediation plans receive regulatory approval. The cost estimates, when considered in the aggregate, indicate that the total costs in connection with remediation of the four sites could exceed $125 million over the next 30-year period, including the annual cost of operations and maintenance and an annual inflation factor of 2.5%. Central Hudson has already recorded an aggregate of $19.5 million as liabilities, comprised of $3.5 million in current liabilities and $13.5 million in long-term liabilities with respect to the City of Newburgh and $2.5 million in long-term liabilities with respect to the Laurel Street site. Liabilities for MGP site remediation are generally recorded after entering into an Order on Consent and a ROD with the DEC which specifies the nature and estimated cost at such time the liability becomes probable and estimatable.

      For the Laurel Street site remediation, the $2.5 million estimate was recorded as a liability in June 2002, and the expense was deferred, subject to the provisions of a PSC Order issued on October 25, 2002, that granted permission for the deferral of these and other costs relating to the MGP sites.

      During the nine months ended September 30, 2006, Central Hudson spent approximately $0.3 million related to investigations of these other MGP sites. Future remediation activities and costs may vary significantly from the assumptions used in Central Hudson's current cost estimates. The remediation actions ultimately required at any of the Central Hudson MGP sites could cause a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through rates and/or insurance. Central Hudson has put its insurers on notice regarding these matters and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.

      Under the provisions of the 2006 Order, described in Note 3 - "Regulatory Matters" of this Quarterly Report on Form 10-Q, Central Hudson will be permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the rate allowances, with carrying charges to be accrued on the deferred balances at the authorized rate of return.

      Little Britain Road

      In December 1977, Central Hudson purchased property at 410 Little Britain Road, New Windsor, New York. In June 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a PSA of the site. In February 1995, the DEC issued an Order on Consent in which Central Hudson agreed to conduct the PSA. In November 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement that called for remediation of soil contamination. Subsequently, Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling. Groundwater sampling results from shallow wells showed presence of certain contaminants at levels exceeding DEC criteria. In late 2005, Central Hudson installed a deep groundwater well and it sampled the well in early 2006. Levels of contaminants exceeding DEC criteria were reported. In July and August 2006, Central Hudson, with DEC approval, installed three additional deep groundwater wells. The wells were sampled in September 2006 and showed that DEC criteria are still being exceeded in several wells. A report on the results of the September sampling event has been submitted to the DEC. The wells will be sampled again in December 2006. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither Energy Group nor Central Hudson can predict the outcome of this matter.

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

      Newburgh Consolidated Iron Works

      By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. ("Consolidated Iron"), a Superfund site located in Newburgh, New York. Sampling by the EPA indicated that lead and polychlorinated biphenyls (or "PCBs") are present at the site, and the EPA subsequently commenced a remedial investigation and feasibility study at the site. Central Hudson responded to the EPA's information request on January 30, 2002. In its response, Central Hudson stated that it had entered into a contract with Consolidated Iron under which Central Hudson sold scrap metal to Consolidated Iron. The term of the contract was from 1988 to 1989. Records of eight and a possible ninth shipment of scrap metal to Consolidated Iron have been identified. No records were found which indicate that the material sold to Consolidated Iron contained or was a hazardous substance. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

      Asbestos Litigation

      As of September 30, 2006, of the 3,285 cases brought against Central Hudson, 1,161 remain pending. Of the cases no longer pending against Central Hudson, 1,974 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 150 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of Energy Group's or Central Hudson's financial position, results of operations, or cash flows.

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

      Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant, located in West Virginia. During 2006, $31,000 was spent on site remediation efforts. The State of West Virginia has indicated that some additional remediation will be required and Griffith has received an estimate of $300,000 for the environmental remediation. In addition, Griffith spent $305,000 on remediation efforts in Maryland, Virginia, and Connecticut in 2006. Griffith is to be reimbursed $422,000 from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

      Griffith updated the remediation assessments for its environmental sites. Based upon the results of these assessments, Griffith reduced its environmental reserve by $865,000 in September 2006. The reserve is $1.9 million as of September 30, 2006.

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

Other Matters

Central Hudson:

      Central Hudson is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively could involve substantial amounts, it is the opinion of Management that their ultimate resolution will not have a material adverse effect on either of Energy Group's or Central Hudson's financial positions, results of operations, or cash flows.

      Neversink Hydro Station

      Central Hudson's ownership interest in Neversink was governed by an agreement between Central Hudson and the City, acting through the Board of Water Supply, dated April 21, 1948. That agreement provided for the transfer of Central Hudson's ownership interest in Neversink, which has a book value of zero, to the City on December 31, 2003. Central Hudson and the City engaged in negotiations relating to the transfer of Central Hudson's ownership interest in Neversink and extended the time for the transfer through a series of interim agreements. On February 28, 2006, the parties entered into an "Agreement as to Conveyance of the Neversink Hydroelectric Generating Plant." This agreement specified the terms and conditions related to the transfer including the continued interconnection of the plant to the electric transmission grid and Central Hudson's post-transfer property access rights with respect to certain components of its transmission and distribution equipment. Requisite authorizations for the transfer were issued by the Federal Energy Regulatory Commission and the PSC, and the plant was conveyed to the City on October 3, 2006. Central Hudson retained responsibility for environmental liabilities related to conditions existing as of the time of transfer except to the extent any such liabilities relate to conditions resulting from acts of the City. Central Hudson is not presently aware of any material pre-transfer environmental liabilities with respect to Neversink.

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

      Central Hudson contributed approximately 68% of Energy Group's revenue and 82% of its net income for the first nine months of 2006, the fuel distribution segment contributed approximately 31% of Energy Group's revenue and 0% of its net income for the first nine months of 2006, and the investment segment contributed less than 1% of Energy Group's revenue and 18% of its net income for the first nine months of 2006.

      Energy Group intends to deliver shareholder value through a consistent dividend (currently $2.16 per share annually) and growth in earnings per share. Energy Group is targeting 5% annual growth in earnings per share, on average, over the next several years.

Central Hudson

      Since the 2001 New York State electricity restructuring Central Hudson has delivered electricity and natural gas to approximately 367,000 customers in a defined service territory in the mid-Hudson Valley region of New York State. Central Hudson's earnings are derived primarily from delivery charges levied upon end-users of its electricity and natural gas transmission and distribution systems in its service territory. Central Hudson continues to procure supplies of electricity and natural gas for a majority of its customers. In doing so, Central Hudson recovers its actual costs through cost adjustment clauses and without deriving profits from these activities. Central Hudson is facilitating migration of its delivery customers to third-party providers for their energy supplies.

      Central Hudson's customer accounts have grown steadily in recent years due to home construction and in-migration of residential customers to Central Hudson's service territory, principally from higher cost areas in the New York City metropolitan area. Employment growth and commercial account growth has also been steady. Over time, per customer consumption of electricity and natural gas has gradually increased due to the construction of larger homes and the proliferation of end-uses for electricity, such as computers and other electronic equipment.

      While these favorable trends are expected to continue in the long run, customer consumption patterns since mid-2005 have been affected by significantly higher prices for electricity and natural gas. This impact has been difficult to quantify precisely due to large variations from normal weather patterns over the same time period. It is also too soon to tell whether any customer conservation in response to higher prices is temporary or permanent, and this will likely be affected by the future trend in energy prices. Consumption patterns could also be affected by an economic recession, dampening of the housing market by rising interest rates, or other economic conditions.

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

      Central Hudson consistently ranks among the lowest cost electric utilities in New York State, and ranking in the top half in overall customer satisfaction among utilities in the Eastern United States, as reported by J.D. Power and Associates in its 2006 Electric Utility Residential Customer Satisfaction Study.

      In July 2005, Central Hudson filed for a proposed increase in its electricity and natural gas delivery rates. This proposed increase was requested to cover cumulative inflation, the cost of capital on an increasing investment base, the costs of providing employee benefits (including costs deferred under the then applicable regulatory agreement), environmental and safety compliance costs, and certain other costs.

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

      On July 24, 2006 the PSC issued the 2006 Order following action to approve the 2006 Joint Proposal at its July 19, 2006, session. The 2006 Order adopted all of the terms and conditions of the 2006 Joint Proposal with a modification requiring distribution ROW maintenance expenses to be subject to the same shortfall true-up mechanism that applies to transmission ROW maintenance. The 2006 Order directed a compliance tariff filing to place new rates into effect as of August 1, 2006, subject to the terms and conditions of the 2006 Order; Central Hudson made this compliance filing on

July 31, 2006. A copy of the 2006 Order is available on Energy Group's website at www.CHEnergyGroup.com.

      The 2006 Order provides Central Hudson with improved cash flow and the opportunity to fund significant investments in its electric and natural gas system. If Central Hudson does not expend the funds provided for capital investment, the revenue equivalent of the shortfall must be deferred for the benefit of customers. The 2006 Order also provides for continued recovery of all purchased natural gas and electric supply costs through existing monthly adjustment mechanisms. Central Hudson was provided with increased rate allowances for pension and OPEB expenses, transmission and distribution ROW maintenance expenses, and stray voltage testing expenses. In addition, Central Hudson is allowed to recover the expenses associated with the remediation of its MGP sites. Central Hudson's actual sales growth and its ability to effectively manage its costs of operation will also play significant roles in determining Central Hudson's future earnings and cash flows.

      On August 30, 2006, Central Hudson filed for rehearing on one element of the 2006 Order. The filing asserts that the PSC failed to update Central Hudson's allowed ROE using the Generic Finance Case Methodology. Central Hudson requested that a rehearing be conducted to revise its allowed ROE from 9.6% to 9.9%. Neither Energy Group nor Central Hudson can predict the final outcome of this petition.

      Central Hudson's investments in plant and equipment to safely and reliably serve the growing demand for energy in its service territory are expected to provide an opportunity for increased earnings over time and are expected to provide a significant portion of Energy Group's anticipated future earnings per share growth.

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

      Griffith's business environment has recently been challenging and remains so due to high wholesale fuel oil, propane, and motor fuel prices. These high wholesale prices have required infusions of working capital into Griffith and have resulted in increased price sensitivity and conservation by Griffith's customers. Customer attrition due to price sensitivity increased through early 2005, but has since been curtailed and modest account growth has resumed. Growth through acquisition of smaller companies, within or adjacent to Griffith's existing delivery areas, resumed in 2005. Griffith's earnings for the first nine months of 2006 were down $0.05 per share, as compared to the same period in 2005. This was due to warmer weather in 2006 and greater operating expenses primarily related to new acquisitions, partially offset by favorable adjustments to environmental reserves and increased service contract revenue. Since 2001, Griffith has acquired and integrated 26 small fuel distribution businesses, including eight from January through October 2006 for an aggregate purchase price of $3.4 million. Energy Group views Griffith's cost management, strong customer service capabilities, and access to capital as competitive advantages that

Griffith will endeavor to translate into increased market share and earnings, both through internal marketing and selective acquisitions.

CHEC's Investments and Other Items

      From time to time, CHEC has made investments in the competitive energy markets. In 2006, CHEC made a third renewable energy investment - in a biomass electric generating plant - following investments in 2004 and 2005 in an ethanol production facility and a wind energy venture, respectively. CHEC continues to seek to invest Energy Group's available cash reserves and to utilize Energy Group's potential debt capacity through appropriate investments in the energy markets. CHEC's approach has been cautious, due both to Energy Group's limited risk tolerance and to strong competition from other investors. Passage of the 2005 Energy Policy Act has increased incentives to invest in certain portions of the energy markets, and certain state and federal legislative actions have increased demand for renewable energy. CHEC is evaluating these opportunities but remains cautious about undue reliance on government incentives. CHEC's ability to find investments that provide attractive returns with acceptable risks will be a key factor in determining whether Energy Group is able to achieve its target of 5% average annual growth in earnings per share over the next several years. CHEC's other investments - in energy efficiency projects, a venture capital fund, and other small partnerships - are not expected to play a significant role in Energy Group's strategy going forward.

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

Credit Quality

      Energy Group believes that creditworthiness and liquidity are important factors for its long-term success. In light of this, Energy Group has maintained conservative financial policies at its primary subsidiary, Central Hudson, which presently enjoys an A bond rating. In addition, committed lines of credit of $75 million at Energy Group and $77 million at Central Hudson have been established to provide sufficient liquidity in the currently volatile wholesale energy markets.

Overview of Third Quarter Results

      Changes in regulatory provisions under Central Hudson's new rate agreement (i.e. the 2006 Order) and a number of significant one-time and unusual favorable items caused Energy Group's earnings to increase to $0.70 per share in the third quarter of 2006 as compared to $0.36 per share during the same quarter of 2005.

      The implementation of a rate increase this quarter allows Central Hudson to better cover its expenses. This quarter also benefited by a total of $0.28 per share from a number of significant one-time and unusual favorable items recognized in the third quarter, including tax adjustments, modifications to reserves, and the sale of property - while last year's third quarter earnings were depressed by earnings deferrals under Central Hudson's prior rate agreement. This further amplified the year-to-year change.

      Year-to-date earnings stand at $2.12 per share as compared to $2.07 per share for the nine months ended September 30, 2005.

Regulated Electric and Natural Gas Businesses

      Central Hudson earned $0.67 per share in the third quarter of 2006 as compared to $0.42 per share during the same period of 2005, an increase of $0.25 per share quarter-over-quarter. Certain items totaling $0.20 per share favorably influenced the results, including adjustments to regulatory mechanisms resulting from the 2006 Order and the sale of real property. Comparatively cooler summer weather decreased earnings by approximately $0.08 per share during the quarter.

Fuel Distribution Business

      Results within the fuel distribution business were stable, at a loss of $0.15 per share during the quarter, which was the same amount posted during the third quarter of 2005 and which is typical during the non-heating season. Gross profit on petroleum products was level as compared to the same quarter of 2005. Increased service profitability and a reduction of environmental reserves offset increased operating expenses that resulted largely from acquisitions, which are expected to increase revenues during the upcoming heating season. The reduction of environmental reserves was due to improvements in environmental clean-up technology and updated estimates of remediation costs.

Other Businesses

      CHEC's investment in Lyonsdale on April 12, 2006, had a net positive impact of $0.02 per share in the third quarter. In total, Other Income for Energy Group (the holding company) and interests held by CHEC increased by nearly $0.07 per share as compared to the third quarter of 2005. The reversal of a reserve for certain operating and income tax contingent liabilities increased income from investments in Cornhusker Holdings, and a reduction in business development expenses contributed to that increase, though results were partially dampened by the recording of unfavorable income tax adjustments by Energy Group (the holding company).

REGULATORY MATTERS

      For further information regarding the 2006 Order, see Note 3 - "Regulatory Matters."

NON-UTILITY LAND SALES

      For further information regarding non-utility land sales, see Note 3 - "Regulatory Matters."

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the nine months ended September 30, 2006, contributed to the increase in the book value per share of its Common Stock from $31.97 at December 31, 2005, to $32.47 at September 30, 2006; the common equity ratio increased from 56.0% at December 31, 2005, to 56.4% at September 30, 2006. Book value per share at September 30, 2005, was $31.78 and the common equity ratio was 56.6%.

      Both Energy Group's and Central Hudson's liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows and as discussed below.

      The principal factors affecting Energy Group's liquidity are the net cash flows generated from the operations of its subsidiaries, subsidiary capital expenditures and investments, the external financing of its subsidiaries, and the dividends Energy Group pays to its shareholders.

      Central Hudson's cash flows from operating activities reflect principally its energy deliveries and costs of operations. The volume of energy deliveries is dependent primarily on factors external to Central Hudson, such as weather and economic conditions. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity, fuel, and natural gas may affect the timing of cash flows but not net income because these costs are fully recovered through its electric and natural gas cost adjustment mechanisms.

      Central Hudson's cash flows are also affected by capital expenditures, permanent financing for its growing asset base, fluctuations in working capital caused by weather and energy prices, and other regulatory deferral mechanisms whereby cash may be expended in one period and recovery of the cash from customers may not occur until a subsequent period(s).

Energy Group - Cash Flow Summary

      Changes in Energy Group's cash and cash equivalents resulting from operating, investing, and financing activities for the nine months ended September 30, 2006, and 2005, are summarized in the following chart:

-------------------------------------------------------------------------------------------------
                                                     Nine Months     Nine Months      Variance
                 Energy Group                         Ended 2006     Ended 2005     2006 vs. 2005
-------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In):                               (Millions of Dollars)
-------------------------------------------------------------------------------------------------
Operating Activities                                  $    72.8       $    34.7       $    38.1
-------------------------------------------------------------------------------------------------
Investing Activities                                      (64.4)          (60.5)           (3.9)
-------------------------------------------------------------------------------------------------
Financing Activities                                      (25.6)            6.4           (32.0)
-------------------------------------------------------------------------------------------------
Net change for the period                                 (17.2)          (19.4)            2.2
-------------------------------------------------------------------------------------------------
Balance at beginning of period                             49.4            70.4           (21.0)
-------------------------------------------------------------------------------------------------
Balance at end of period                              $    32.2       $    51.0       $   (18.8)
-------------------------------------------------------------------------------------------------

      Energy Group's net cash flows provided by operating activities of $72.8 million during the nine months ended September 30, 2006, were $38.1 million higher as compared to the nine months ended September 30, 2005. Increased cash flows reflect the collection of cash and a decrease in accounts receivable primarily due to reduced billings to Central Hudson customers as a result of lower wholesale costs for purchased electricity, cooler summer weather as compared to last year, and seasonally lower billings to Griffith customers. The increase in cash flows was slightly offset by decreases in accounts payable primarily as a result of lower wholesale costs for purchased electricity for Central Hudson and lower volumes of petroleum products purchased by Griffith.

      Net cash flows used in investing activities were $3.9 million higher during the nine months ended September 30, 2006, as compared to the same period in 2005. The purchase of a majority interest in Lyonsdale and minor acquisitions by Griffith increased expenditures in 2006. Partially offsetting the higher expenditures were repayments made to CHEC for notes outstanding, proceeds from sales of real property, and net funds received from the purchase and sale of Energy Group's short-term investments. As discussed in Note 2 - "Summary of Significant Accounting Policies" under caption "Revision in the Classification of Certain Securities," these investments were previously classified as cash and cash equivalents. As a result of this revision in classification, Energy Group concluded that it is appropriate to classify these securities on the Consolidated Balance Sheet for Energy Group as short-term investments - available-for-sale securities. As a result of this revision in classification, Energy Group has also made corresponding adjustments to its Consolidated Statement of Cash Flows for all periods presented to reflect the gross purchases and liquidation of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents. This revision in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations, or financial covenants and does not affect previously reported cash flows from operating or financing activities. The Consolidated Financial Statements of Central Hudson were not affected by this revision in classification. For more information relating to Energy Group's short-term investments, see Note 5 - "Short-Term Investments."

      Net cash flows from financing activities were $32.0 million lower for the nine months ended September 30, 2006, as compared to the same period in 2005. The resulting decrease in cash flows used was primarily driven by proceeds of net borrowings of short-term debt by Central Hudson during the first nine months of 2005 as compared to the same period in 2006.

Central Hudson - Cash Flow Summary

      Changes in Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities for the nine months ended September 30, 2006, and 2005, are summarized in the following chart:

-------------------------------------------------------------------------------------------------
                                                      Nine Months     Nine Months      Variance
Central Hudson                                        Ended 2006      Ended 2005    2006 vs. 2005
-------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In):                                (Millions of Dollars)
-------------------------------------------------------------------------------------------------
Operating Activities                                  $    55.3       $    23.5       $    31.8
-------------------------------------------------------------------------------------------------
Investing Activities                                      (47.5)          (43.7)           (3.8)
-------------------------------------------------------------------------------------------------
Financing Activities                                       (9.2)           14.3           (23.5)
-------------------------------------------------------------------------------------------------
Net change for the period                                  (1.4)           (5.9)            4.5
-------------------------------------------------------------------------------------------------
Balance at beginning of period                              4.2             8.2            (4.0)
-------------------------------------------------------------------------------------------------
Balance at end of period                              $     2.8       $     2.3       $     0.5
-------------------------------------------------------------------------------------------------

      Central Hudson's net cash flows provided by operating activities in the nine months ended September 30, 2006, were $31.8 million higher as compared to the nine months ended September 30, 2005. The increase in operating cash flows reflects a decrease in accounts receivable primarily due to a decrease in wholesale costs for purchased electricity and lower electricity purchases as a result of cooler summer weather as compared to last year. The increase in cash flows was slightly offset by the use of cash related to a new requirement to make prepayments for electricity supply to the New York Independent System Operator ("NYISO").

      Central Hudson's net cash flows related to investing activities of $47.5 million in the nine months ended September 30, 2006, reflect a decrease of $3.8 million as compared to the nine months ended September 30, 2005. The net decrease was comprised primarily of increased construction and removal expenditures, offset slightly by proceeds from non-utility real property sales.

      Net cash flows used for financing activities were $23.5 million higher for the nine months ended September 30, 2006, as compared to the same period in 2005. The net increase in cash used was primarily driven by the lower amount of net borrowings of short-term debt as compared to the same period in 2005, offset slightly by lower dividends paid to Energy Group in 2006.

Contractual Obligations

      A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 11
- "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Central Hudson's actuarial consultant is currently reviewing the Pension Act to project the funding requirements for the Retirement Plan. These projections are expected to be available by year-end 2006.

      Employer contributions for OPEB totaled $3.3 million during the nine months ended September 30, 2006. The total contribution to be made in 2006 is expected to be less than the 2005 amount of $6.1 million due to a reduction in expected future medical claims as a result of recent favorable claims experience.

Financing Program

      At September 30, 2006, Energy Group, on a consolidated basis, had current maturities of $33 million of long-term debt, $30 million of short-term debt outstanding, cash and cash equivalents of $32.2 million, and short-term investments of $40.3 million.

      Energy Group, the holding company, has a $75 million revolving credit agreement with several commercial banks which, as of September 30, 2006, had no outstanding balance.

      As of September 30, 2006, Central Hudson had current maturities of $33 million of long-term debt, short-term debt outstanding of $30 million, and cash and cash equivalents of $2.8 million. The short-term debt outstanding is from the use of uncommitted credit lines. Central Hudson has a $75 million revolving credit agreement with a group of commercial banks which, as of September 30, 2006, had no outstanding balance. Central Hudson also has a committed short-term credit agreement for $2.0 million and certain uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing.

      In March 2004, the PSC approved Central Hudson's petition to enter into committed multi-year short-term financing agreements up to $77 million and to issue and sell up to $85 million of medium-term notes during the period January 1, 2004, to December 31, 2006. Central Hudson has issued $58 million of medium-term notes under the corresponding registration statements and expects to issue the remaining $27 million before December 31, 2006.

      On July 3, 2006, Central Hudson filed a new financing petition with the PSC seeking authorization for its expected financing needs for the period January 1, 2007, through December 31, 2009. This petition requested authorization to increase committed multi-year short-term borrowing capacity to $125 million from the current authorization for $75 million. Additionally, this petition requested authorization for the issuance of up to $140 million of medium-term notes over the three-year period to meet its projected cash requirements and finance the redemption of maturing notes. On September 21, 2006, the PSC issued an Order approving Central Hudson's financing petition. Central Hudson is evaluating its options for establishing a financing program under the terms of the Order.

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

      CHEC has a $15.0 million line of credit with a commercial bank which, as of September 30, 2006, had no outstanding balance.

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4.0 million shares, or approximately 25%, of outstanding Common Stock over the five years beginning August 1, 2002. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million. No shares were repurchased during the nine months ended September 30, 2006, or during the twelve months ended December 31, 2005, and 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in regulated and competitive energy-related businesses. Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

EARNINGS PER SHARE

      Energy Group's consolidated earnings per share (basic) for the third quarter of 2006 were $0.70 per share as compared to $0.36 per share for the third quarter of 2005, an increase of $0.34 per share. Details of the change in earnings are as follows:

Three Months Ended September 30, 2006

Regulated Electric and Natural Gas Businesses

      Earnings for Central Hudson's electric and natural gas operations increased $0.25 per share due to the following:

      o An increase of $0.12 per share from electric and natural gas regulatory mechanisms due to 1) an increase of $0.07 per share related to reduced amounts recorded for PSC assessments for service interruptions and 2) $0.06 per share resulting from a reduction in shared earnings from electric operations - i.e., no shared earnings were recorded in the third quarter this year as compared to $0.06 per share last year. The increase in earnings was partially offset by a $0.01 per share reduction related to annual reconciling adjustments for Central Hudson's natural gas supply charge.

      o An increase of $0.07 per share from gains realized on the sale of real property.

      o An increase of $0.06 per share from an increase in electric net operating revenues resulting primarily from the implementation of the 2006 Order for electric rates. This increase was the net result of $0.11 per share from the rate increase and a reduction of $0.05 per share from lower electric deliveries. The reduction in deliveries was due to 23% fewer cooling degree days compared to the third quarter of 2005, which negatively impacted earnings by $0.08 per share.

      o An increase of $0.04 per share due to an increase in natural gas net operating revenues resulting primarily from the implementation of the 2006 Order for natural gas rates. Despite modest customer growth, billed deliveries to firm natural gas customers decreased 3%, which had a negligible impact on earnings.

      o A decrease of $0.03 per share due to an increase in interest charges on long and short-term debt. Interest costs on long-term debt increased due to the issuance of medium-term notes in December 2005 and increased interest costs on variable rate debt, which was partially offset by favorable regulatory adjustments for the change in interest costs on these variable rate obligations. Additional short-term debt was required during the early portion of the third quarter of 2006 for working capital needs.

      o A decrease of $0.01 per share due to the net effect of various other items including an increase in use taxes and a reduction in regulatory carrying charges due from customers related to pension costs, which were partially offset by a decrease in depreciation and amortization on utility plant assets.

      o Operating expenses were flat. Earnings increased $0.08 per share resulting from the reduction of reserves for injuries and damages and environmental obligations for MGP sites. Expenses related to MGP sites will be recovered pursuant to the provisions of the 2006 Order for electric and natural gas rates. The increase in earnings was offset by increases in tree trimming expenses, storm expenses, and other operation and maintenance expenses.

Fuel Distribution Business

      Earnings from the fuel distribution business remained unchanged reflecting the following:

      o An increase of $0.03 per share due to an adjustment of environmental reserves resulting from improved remediation technology.

      o An increase of $0.02 per share due to an increase in service profitability resulting primarily from an increase in service contract revenue.

      o Gross margin from the sale of petroleum products was flat. Increases in margins per gallon in most product categories and higher volumes were offset by recorded losses on options used for hedging purposes.

      o A decrease of $0.05 per share due to an increase in operating expenses. The increase in operating expenses is due to an increase in expenses associated with acquisitions made in the fourth quarter of 2005 and in the first nine months of 2006, which negatively impacted earnings by $0.03 per share, and an increase in general and administrative expenses.

Other Businesses

      Earnings for Energy Group, the holding company, and CHEC's interests in partnerships and other investments increased $0.09 per share due to the following:

      o An increase of $0.07 per share due to the reversal of reserves for certain operating and income tax contingent liabilities related to CH Resources.

      o An increase of $0.03 per share due to an increase in income from CHEC's investment interest in Cornhusker Holdings. This plant was under construction during the third quarter of 2005.

      o An increase of $0.02 per share due to income from CHEC's 75% interest in the Lyonsdale plant. The Lyonsdale ownership stake was acquired in April 2006.

      o A decrease of $0.03 per share due to the net effect of various other items including unfavorable New York State income tax adjustments related primarily to the 2005 tax year and audited tax years 2002 through 2004, partially offset by a reduction in business development costs.

Nine Months Ended September 30, 2006

      Energy Group's consolidated earnings per share (basic) for the nine months ended September 30, 2006, and 2005, reflect earnings per share (basic) of $2.12 and $2.07, respectively, an increase in earnings of $0.05 per share. Details of the nine-month changes in earnings are as follows:

Regulated Electric and Natural Gas Businesses

      Earnings per share for Central Hudson's electric and natural gas operations remained unchanged due to the following:

      o An increase of $0.21 per share from electric and natural gas regulatory mechanisms including $0.15 per share from a decrease in electric shared earnings resulting from lower operating income for the rate year ended June 30, 2006, $0.07 per share related to reduced amounts recorded for PSC assessments for service interruptions, and a favorable reconciling adjustment of $0.03 per share related to Central Hudson's natural gas supply charge. These increases were partially offset by the absence in the current period of $0.04 per share related to a billing issue resolved by the NYISO in June 2005.

      o An increase of $0.07 per share resulting from gains on the sale of real property in the third quarter of 2006.

      o An increase of $0.02 per share from electric net operating revenues. This increase is the net result of $0.12 per share from the rate increase and a reduction of $0.10 per share from lower electric deliveries due to weather, net of the effect of weather-hedging contacts. The reduction in deliveries was due to 22% fewer cooling degree-days compared to the nine months ended September 30, 2005, which negatively impacted earnings by $0.11 per share, net of the effect of weather-hedging contracts.

      o A decrease of $0.19 per share due to an increase in various operating expenses. This figure is net of $0.12 per share from the recording of electric revenues to restore earnings to the allowed rate of return in accordance with the provisions of the previous rate agreement. Expenses that increased included line clearance work ($0.09 per share), storm restoration efforts ($0.08 per share), other electric transmission and distribution maintenance expenses ($0.03 per share), electric transmission line inspection ($0.03 per share), uncollectible accounts ($0.02 per share), and other expenses (totaling $0.06 per share).

      o A decrease of $0.07 per share due to an increase in interest charges on long and short-term debt. Interest costs on long-term debt increased due primarily to the issuance of medium-term notes in December 2005. Additional short-term debt, on average, was required for working capital needs.

      o A decrease of $0.05 per share from natural gas net operating revenues. Natural gas deliveries lowered earnings by approximately $0.11 per share of which $0.09 per share was due to weather. The reduction in deliveries reflects an 8% decrease in heating degree-days. This decrease was partially offset by a $0.06 per share increase in earnings largely related to the implementation of the 2006 Order for natural gas rates.

      o An increase of $0.01 per share due to the net effect of various other items including a decrease in depreciation and amortization of utility plant assets, a decrease in income taxes, an increase in payroll and use taxes, and an increase in regulatory carrying charges due to customers.

Fuel Distribution Business

      Earnings from the fuel distribution business decreased $0.05 per share due to the following:

      o A decrease of $0.10 per share due to greater operating expenses including $0.10 per share related to acquisitions made in the fourth quarter of 2005 and the first nine months of 2006, as well as increases in marketing and other general and administrative expenses. The increase in operating expenses was partially offset by adjustments to environmental reserves, which favorably impacted earnings by $0.04 per share.

      o An increase of $0.05 per share due to an increase in service contract revenue of $0.07 per share. This was partially offset by a decrease in gross margins from the sale of petroleum products of $0.02 per share resulting from a decrease in volumes sold due to warmer weather. Heating degree days, as adjusted for billing lags, were 15% lower than last year.

Other Businesses

      Earnings for Energy Group (the holding company) and CHEC's interests in partnerships and other investments increased $0.10 per share due to the following:

      o An increase of $0.07 per share due to the reversal of reserves for certain operating and income tax contingent liabilities related to CH Resources.

      o An increase of $0.07 per share due to an increase in income from CHEC's investment interest in Cornhusker Holdings.

      o An increase of $0.02 per share due to income from CHEC's 75% interest in the Lyonsdale plant. The Lyonsdale ownership stake was acquired in April 2006.

      o A net decrease of $0.06 per share related to Energy Group (the holding company) due primarily to the absence of favorable income tax adjustments recorded in the second quarter of 2005 related to the completion of a tax audit for 2001. This decrease was partially offset by a gain realized from the sale of real property held by Energy Group and a reduction in business development costs and injuries and damages expense.

RESULTS OF OPERATIONS

      The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and nine months ended

September 30, 2006, and the three and nine months ended September 30, 2005, for the regulated electric and natural gas businesses, the fuel distribution business, and the other businesses.

OPERATING REVENUES

      Energy Group's consolidated operating revenues increased $11.9 million, or 5.2%, for the three months ended September 30, 2006, as compared to the same period in 2005. Revenues increased $67.4 million, or 9.6%, for the comparative nine-month periods. Details of these revenue changes are presented in the following charts and related discussions concerning the variances.

-------------------------------------------------------------------------------------------------------------------
                                                           2006/2005 INCREASE (DECREASE)
(Thousands of Dollars)                                THREE MONTHS ENDED SEPTEMBER 30, 2006
-------------------------------------------------------------------------------------------------------------------
                                                                        Fuel
                                Electric          Natural Gas       Distribution         Other            Total
-------------------------------------------------------------------------------------------------------------------
Customer Deliveries            $   8,827(a)       $   1,183(b)       $  10,258(c)      $     (76)      $  20,192
-------------------------------------------------------------------------------------------------------------------
Sales to Other Utilities            (218)             4,056                 --                --           3,838
-------------------------------------------------------------------------------------------------------------------
Energy Cost Adjustment(d)        (16,742)              (654)                --                --         (17,396)
-------------------------------------------------------------------------------------------------------------------
Deferred Revenues(e)               3,242               (299)                --                --           2,943
-------------------------------------------------------------------------------------------------------------------
Lyonsdale Sales                       --                 --                 --             2,339           2,339
-------------------------------------------------------------------------------------------------------------------
Miscellaneous                         25                (17)                --                --               8
-------------------------------------------------------------------------------------------------------------------
       Total                   $  (4,866)         $   4,269          $  10,258         $   2,263       $  11,924
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                           2006/2005 INCREASE (DECREASE)
(Thousands of Dollars)                                 NINE MONTHS ENDED SEPTEMBER 30, 2006
-------------------------------------------------------------------------------------------------------------------
                                                                        Fuel
                                Electric          Natural Gas       Distribution         Other            Total
-------------------------------------------------------------------------------------------------------------------
Customer Deliveries            $   6,009(a)       $  (1,855)(b)      $  40,963(c)      $     136       $  45,253
-------------------------------------------------------------------------------------------------------------------
Sales to Other Utilities            (589)            13,059                 --                --          12,470
-------------------------------------------------------------------------------------------------------------------
Energy Cost Adjustment(d)        (10,180)             5,538                 --                --          (4,642)
-------------------------------------------------------------------------------------------------------------------
Deferred Revenues(e)               8,821                158                 --                --           8,979
-------------------------------------------------------------------------------------------------------------------
Lyonsdale Sales                       --                 --                 --             3,492           3,492
-------------------------------------------------------------------------------------------------------------------
Miscellaneous                      1,773                 64                 --                --           1,837
-------------------------------------------------------------------------------------------------------------------
       Total                   $   5,834          $  16,964          $  40,963         $   3,628       $  67,389
-------------------------------------------------------------------------------------------------------------------

(a) Includes an offsetting restoration of amounts from Central Hudson's Customer Benefit Fund (described under the captions "Rate Proceedings - Electric and Natural Gas" in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report) for customer refunds and back-out credits for retail access customers. Customer refunds ceased in October 2005.

(b)   Includes both firm and interruptible revenues.

(c) Due to increase in average selling price of all petroleum products due to higher wholesale purchase prices.

(d) Changes in energy cost adjustment revenues do not affect earnings since they offset related costs.

(e) Includes the restoration of other revenues from Central Hudson's Customer Benefit Fund for other authorized programs and the deferral of electric shared earnings in accordance with the provisions of Central Hudson's rate agreements with the PSC (described in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report).

Regulated Electric and Natural Gas Businesses

      For the three months ended September 30, 2006, utility electric and natural gas operating revenues decreased slightly from $173.7 million in 2005 to $173.1 million in 2006. Electric revenues decreased $4.9 million, or 3.0%, and natural gas revenues increased $4.3 million or 30.2%. The $16.7 million decrease in electric energy cost adjustment revenues is due to cooler weather and a decrease in wholesale costs. This decrease was largely offset by an increase of $8.8 million in revenues largely resulting from the implementation of the 2006 Order for electric rates effective July 1, 2006, and an increase of $3.4 million in revenues related to the resetting of regulatory mechanisms for service interruptions and shared earnings. No shared earnings were recorded in the third quarter of 2006. Natural gas revenues reflect an increase of $4.1 million in revenues from sales of natural gas to retail marketers and for electric generation. These sales for resale revenues do not impact earnings since any related profits or losses are returned or charged, respectively, to customers. The balance of the increase is due to an increase in delivery revenues resulting from the implementation of the 2006 Order, partially offset by a decrease in revenues related to the recovery of natural gas supply costs.

      For the nine months ended September 30, 2006, utility electric and natural gas operating revenues increased $22.8 million, or 4.5%, from $501.6 million in 2005 to $524.4 million in 2006. Electric revenues increased $5.8 million, or 1.5%, from $392.9 million in 2005 to $398.7 million in 2006 and natural gas operating revenues increased $17.0 million, or 15.6%, from $108.7 million in 2005 to $125.7 million in 2006. The change in revenues includes a significant increase in natural gas sales of $4.1 million due to an increase in the sale of natural gas for electric generation and to retail marketers. In addition, as a result of the 2006 Order, delivery revenues increased $8.8 million and $3.4 million in revenues related to the resetting of the regulatory mechanisms for service interruptions and shared earnings.

Fuel Distribution Business

      For the three months ended September 30, 2006, fuel oil distribution revenues increased $10.3 million, or 19.1%, from $54.0 million in 2005 to $64.3 million in 2006 due to a significant increase in the price of petroleum products. Revenues from petroleum products increased $9.3 million, or 19.0%, from $49.0 million in 2005 to $58.3 million in 2006. Motor fuel revenues increased $5.8 million, or 14.9%, from $39.0 million in 2005 to $44.8 million in 2006. Heating oil revenues also increased $3.5 million, or 38.5%, from $9.1 million in 2005 to $12.6 million in 2006. Other revenues related to service and installations and energy services increased $1.0 million.

      For the nine months ended September 30, 2006, fuel oil distribution revenues increased $40.9 million, or 20.3%, from $201.4 million in 2005 to $242.3 million in 2006. Revenues from petroleum products increased $38.0 million, or 20.3%, from $187.3 million in 2005 to $225.3 million in 2006, due primarily to a significant increase in the wholesale price of petroleum products, which was partially offset by a reduction in volumes. Motor fuel revenues increased $28.3 million, or 29%, while heating oil revenues increased $9.0 million, or 10.4%. Other revenues related to the sale of petroleum products increased $0.7 million, while other revenues related to energy service and service and installations increased $2.9 million.

SALES VOLUMES

      Sales volumes for both Central Hudson and the fuel distribution business vary in response to weather conditions. Electric deliveries peak in the summer and deliveries of natural gas and petroleum products used for heating purposes peak in the winter. Sales also vary in response to the price of the particular energy product and with the economy.

Regulated Electric and Natural Gas Businesses

      The following chart reflects the change in the level of electric and natural gas deliveries (sales) for the quarter and nine months ended September 30, 2006, as compared to the same period for 2005. Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson's earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

                                      INCREASE (DECREASE) FROM 2005         INCREASE (DECREASE) FROM 2005
                                      -----------------------------         ------------------------------
                                             3 MONTHS ENDED                         9 MONTHS ENDED
                                             ---------------                        --------------
                                            SEPTEMBER 30, 2006                    SEPTEMBER 30, 2006
                                            ------------------                    ------------------
                                     Electric          Natural Gas           Electric             Natural Gas
                                     --------          -----------           --------             -----------
Residential..................          (4)%                  (11)%             (5)%                  (12)%
Commercial...................          (2)%                     4%             (3)%                  (10)%
Industrial...................          (3)%                  (17)%             (2)%                  (25)%
Other(a).....................           1%                   (78)%              1%                   (12)%
                                       --                    ---               --                    ---
           Total                       (3)%                   (3)%             (4)%                  (12)%

(a)   Includes interruptible natural gas deliveries.

      Third quarter 2006 electric deliveries to residential and commercial customers decreased due mostly to weather, which was partially offset by modest customer growth. Residential cooling degree-days decreased 23% over the prior year but were 19% higher than normal.

      Natural gas deliveries to residential customers decreased due to lower usage, which was partially offset by modest customer growth. Commercial deliveries increased due to both customer growth and increased usage. Natural gas sales in the third quarter, which is a non-heating season, represent only 8% of annual natural gas sales.

      For the nine months ended September 30, 2006, deliveries of electricity to residential and commercial customers decreased as a result of less usage due to cooler weather and some conservation in the first five months of the year and cooler weather in June, August, and September. The decrease in deliveries was partially offset by some customer growth. As compared to the same period in 2005, residential heating degree-days decreased 7% and cooling degree-days decreased 22%.

      Deliveries of natural gas to firm Central Hudson customers for the nine months ended September 30, 2006, decreased due to warm weather and conservation in the first five months of the year, as evidenced by an 8% decrease in residential heating degree-days for this period. Industrial deliveries decreased due to the loss of several customers.

Fuel Distribution Business

      For the three months ended September 30, 2006, sales of petroleum products for the fuel distribution business increased 2.0 million gallons, or 8.5%, to
24.9 million gallons in the third quarter of 2006 from 22.9 million gallons in the third quarter of 2005. Sales of heating oil to residential customers increased 1.2 million gallons, or 29.4%, from 4.2 million gallons in 2005 to 5.4 million in 2006. The increase resulted from a 20% increase in sales from acquisitions made in the fourth quarter of 2005 and the second and third quarters of 2006. Motor fuel sales increased 0.7 million gallons, or 3.9%, from
18.4 million gallons in 2005 to 19.1 million gallons in 2006 while sales of propane remained relatively flat at 0.3 million gallons in 2005 and 2006. Motor fuel sales increased primarily from the gain of one large volume customer and acquisitions in 2005 and in the second quarter of 2006.

      For the nine months ended September 30, 2006, sales of petroleum products decreased 1.1 million gallons, or 1.0%, from 99.1 million gallons in 2005 to 98 million gallons in 2006. This was due to a decrease of 3.7 million gallons, or 8.2%, in sales of heating oil from 44.7 million gallons in 2005 to 41 million gallons in 2006. The decrease in sales of heating oil reflects a reduction in residential sales due to warmer weather in 2006 than 2005, as evidenced by a 15% decrease in heating degree-days, adjusted for billing lags. Nearly one-half of the decrease in volume was offset by an increase in sales from acquisitions made in the fourth quarter of 2005 and in 2006. Motor fuel sales increased 2.9 million gallons, or 5.5%, from 52.6 million gallons in 2005 to 55.5 million gallons in 2006, 80% of the increase was due to acquisitions made in 2005 and 2006, while sales of propane decreased slightly from 1.8 million gallons in 2005 to 1.5 million gallons in 2006 due to warmer weather in 2006.

OPERATING EXPENSES

Regulated Electric and Natural Gas Businesses

      For the three months ended September 30, 2006, total utility operating expenses decreased $6.7 million, or 4.2%, from $159.4 million in 2005 to $152.7 million in 2006. The reduction results from a $17.1 million decrease in purchased electricity expense due to decreases in wholesale costs and volumes purchased, the latter due primarily to cooler weather in 2006. This decrease was partially offset by an increase in purchased natural gas expense of $3.4 million and an increase of $7.1 million in other expenses of operation. Natural gas expense increased due to an increase in volumes purchased, most of which was sold for electric generation. The increase in other operating expenses is largely due to an increase in the level of pension and OPEB costs recorded in accordance with the implementation of the 2006 Order for electric and natural gas rates. The overall increase in other operating expenses is also partially offset by $1.8 million in gains realized on the sale of real property in the third quarter of 2006.

      For the nine months ended September 30, 2006, operating expenses increased by $21.3 million, or 4.8%, from $446.6 million in 2005 to $467.9 million in 2006. Purchased electricity costs decreased $11 million, or 4.3%, due primarily to decreases in volumes purchased and wholesale costs. Purchased natural gas costs increased $16.4 million, or 23%, primarily due to an increase in wholesale costs, an increase in volumes purchased, mostly sold for electric generation, and a change in amounts recorded related to the recovery of these costs via Central Hudson's energy cost adjustment mechanisms, which were partially offset by a decrease in natural gas delivery volumes. Other operating expenses increased $15.9 million, or 13.1%, from $121.1 million in 2005 to $137.0 million in 2006 due to an increase in storm restoration costs mostly from severe wind storms in January and February 2006 and an increase in the level of pension and OPEB costs, recorded in accordance with the 2006 Order. This increase was partially offset by $1.8 million in gains realized on the sale of real property in the third quarter of 2006.

Fuel Distribution Business

      For the three months ended September 30, 2006, operating expenses for CHEC's fuel distribution business increased $10.2 million, or 18.1%, from $56.5 million in 2005 to $66.7 million in 2006. The cost of petroleum increased $9.4 million, or 21.8%, due to higher wholesale market prices and increased volumes. Other operating expenses increased $0.8 million, or 6.1%, in 2006 largely due to acquisitions made in the fourth quarter of 2005 and in 2006. Partially offsetting the increase in other operating expenses was a favorable adjustment to environmental reserves.

      For the nine months ended September 30, 2006, operating expenses increased $41.9 million, or 21%, from $200.9 million in 2005 to $242.8 million in 2006. The cost of petroleum products increased $38.5 million, or 25%, due to higher wholesale market prices. Other operating expenses increased $3.4 million in 2006 primarily due to a $2.6 million increase resulting from expenses associated with the acquisitions made in the fourth quarter of 2005 and in 2006. The balance of $0.8 million reflects increases in marketing and other general and administrative expenses.

Other Businesses

      Revenues and Operating Expenses

      On April 12, 2006, CHEC purchased a 75% majority interest in Lyonsdale from Catalyst Renewables Corporation. Lyonsdale owns and operates a 19-megawatt, wood-fired electric generating plant. The financial statements of Lyonsdale have been fully consolidated into the financial statements of Energy Group since the date of purchase.

      The third quarter results for Lyonsdale resulted in a net income of $0.3 million which includes operating revenues of $2.3 million, operating expenses of $2.4 million, an income tax credit of $0.4 million, and a minority interest amount of ($7,000).

      The consolidation of 100% of the revenue and expenses of Lyonsdale resulted in year-to-date net income of $0.2 million. Operating revenues were $3.5 million and operating expenses were $4.1 million. The expenses are comprised of $1.9 million of fuel used in electric generation, $0.7 million in labor expenses, $1.0 million of other expenses of operation, $0.4 million of depreciation expense, and $0.1 million of interest expense. In addition, there was an income tax credit of $0.7 million, mostly due to production tax credits, and a minority interest of $0.1 million.

OTHER INCOME

Regulated Electric and Natural Gas Businesses

      Other income for Central Hudson decreased $0.3 million for the quarter ended September 30, 2006, reflecting a decrease in regulatory carrying charges due from customers related to pension costs partially offset by the recording of favorable regulatory adjustments for the change in interest costs on Central Hudson's variable rate long-term debt. The latter adjustment partially offsets the increase in interest costs on the variable rate debt, as discussed under the caption "Interest Charges." The decrease in regulatory carrying charges results from the reduction of interest-bearing pension related balances in accordance with the 2006 Order for electric and natural gas rates.

      For the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, other income increased $0.6 million due to the recording of favorable regulatory adjustments for the change in interest costs on the variable rate long-term debt. This increase was partially offset by a decrease in regulatory carrying charges due from customers related to pension costs.

Other Businesses

      Other income relating primarily to Energy Group (the holding company) and CHEC's investments in partnerships and interests other than fuel distribution operations increased $0.6 million for the quarter ended September 30, 2006. This was due to an increase in income from CHEC's interest in Cornhusker Holdings and a reduction in Energy Group expenses, primarily business development costs.

      For the nine months ended September 30, 2006, other income increased $2.4 million largely due to a $1.7 million increase in income from Cornhusker Holdings, a $0.7 million pre-tax gain on the sale of real property held by Energy Group, and reductions in Energy Group expenses related to business development and injuries and damages expense. These increases were partially offset by an increase in other taxes for Energy Group and losses on other investments held by CHEC.

INTEREST CHARGES

      Interest charges (which are solely related to Central Hudson) increased $0.9 million and $2.8 million for the quarter and nine months ended September 30, 2006, respectively. The increase is due to the issuance of medium-term notes in December 2005 and increased interest charges on Central Hudson's variable rate debt. Additional short-term debt was required for working capital needs due to higher fuel prices.

INCOME TAXES

      Income taxes for Energy Group increased $2.0 million, or 85.8%, from $2.4 million in the third quarter of 2005 to $4.4 million in the third quarter of 2006. This increase was primarily due to income before income taxes increasing $7.3 million, or 86.9%.

      For the nine months ended September 30, 2006, income taxes for Energy Group increased $1.3 million, or 7.0%, from $18.0 million in 2005 to $19.3 million in 2006. This increase was primarily due to income before income taxes increasing $1.9 million, or 3.7%, in 2006 and an increase in the effective tax rate in 2006 to 36.2% from 35.0% in 2005. The increase in the effective tax rate was primarily due to the absence of favorable income tax adjustments recorded in 2005, related to the completion of income tax audits, which were partially offset by production tax credits recognized in 2006.

      Income taxes for Central Hudson increased $1.1 million, or 23.4%, from $4.5 million in the third quarter of 2005 to $5.5 million in the third quarter of 2006. This increase was primarily due to income before income taxes increasing $4.9 million, or 43.4%, which was partially offset by a reduction to income tax expense in the third quarter of 2006 related to the closeout of Internal Revenue Service ("IRS") income tax audits for multiple years.

      For the nine months ended September 30, 2006, income taxes for Central Hudson decreased $0.7 million, or 3.5%, from $18.8 million in 2005 to $18.1 million in 2006. This decrease was primarily due to income before income taxes decreasing $0.7 million, or 1.5%, in 2006 and a reduction to income tax expense in the third quarter of 2006 related to the closeout of IRS income tax audits for multiple years.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Annual Report for a discussion of Energy Group's dividend payments. On March 24, 2006, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2006, to shareholders of record as of April 10, 2006. On May 25, 2006, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2006, to shareholders of record as of July 10, 2006. On September 28, 2006, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable November 1, 2006, to shareholders of record as of October 10, 2006.

OTHER MATTERS

      Changes in Accounting Standards: See Note 2 - "Summary of Significant Accounting Policies" and Note 7 - "New Accounting Standards and Other FASB Projects" for discussion of relevant changes, which discussion is incorporated by reference herein.

      Higher Energy Prices: In the first nine months of 2006, Central Hudson's regulated electric and natural gas delivery customers received bills reflecting higher per unit energy prices than those received in the first nine months of 2005. For heating customers, total bill impacts were partially mitigated by a reduction in average usage in response to warmer winter weather. While higher energy prices themselves have little or no impact on Central Hudson's earnings due to adjustment mechanisms that recover energy costs from customers, management believes that continued high energy prices could cause a change in customer behavior toward increased conservation and energy efficiency, resulting in a decrease in delivery volumes and a negative impact on earnings. Additionally, persistently higher prices or further price increases could lead to an economic slowdown and dampen economic growth in Central Hudson's service territory. Slower growth could adversely affect the overall volume of electricity and natural gas deliveries, reducing earnings from utility operations.

      Customers of the fuel distribution business are also experiencing higher per unit prices. In the first nine months of 2006, Griffith experienced year-over-year volume decreases that were partially driven by price-sensitive conservation, energy efficiency efforts, and fuel switching. If fuel oil prices remain high during the upcoming heating season, energy efficiency efforts and continued conservation could further reduce residential fuel delivery volumes.

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

      There was only one change to the Registrants' internal control over financial reporting that occurred during the Registrants' last fiscal quarter. In July 2006, Central Hudson completed the implementation of a new fixed asset software application. The general computer controls and business controls related to this new application are in the process of being tested for design and operational effectiveness. It is not expected that this change has materially affected, or is likely to materially affect, the Registrants' internal control over financial reporting.

      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Central Hudson:

Former Manufactured Gas Plant Facilities

      For information about investigations and remediation efforts involving MGP facilities owned or operated by Central Hudson or its predecessors, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I,
Item 1 of this Quarterly Report on Form 10-Q under the subcaption "Former Manufactured Gas Plant Facilities," which is incorporated herein by reference.

Little Britain Road

      For information about the Little Britain Road site, see Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Little Britain Road" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Orange County Landfill

      For information about the Orange County Landfill matter, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Orange County Landfill" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Asbestos Litigation

      For information about asbestos lawsuits to which Central Hudson is a party, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statement included in that report and Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Asbestos Litigation" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Neversink

      For information concerning the transfer of Neversink to the City, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I,
Item 1 of this Quarterly

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

ITEM 1A. RISK FACTORS

      For discussion identifying additional risk factors that could cause actual results to differ materially from those anticipated, see the discussion under
Item 1A - Risk Factors of the Corporations' 10-K Annual Report and Item 1A - Risk Factors of the combined Energy Group/Central Hudson Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

      High Wholesale Fuel Oil Prices May Adversely Affect the Ability of Griffith to Attract New Customers, Retain Existing Customers, and Maintain Sales Volumes

      On September 30, 2006, the average wholesale price of fuel oil, as measured by the closing price on the NYMEX, was $1.88 per gallon. This is a 15.1% increase over the $1.64 per gallon price on September 30, 2005, and a 67.8% increase over the $1.12 per gallon price on September 30, 2004. Griffith's management believes the significant rise in the wholesale price of fuel oil has adversely impacted the ability of Griffith to attract new full service residential customers and, to a lesser extent, retain existing full service residential customers. Griffith's management believes some customer attrition is due to former and prospective full service customers deciding, because of high fuel oil prices, to purchase fuel from discount distributors, which - unlike Griffith - do not offer other services such as equipment installation, repair, and maintenance. In addition, Griffith's management believes that some customers are conserving their use of fuel oil by accepting lower temperatures in their homes and by implementing home improvements (e.g., more insulation, better windows). If higher fuel prices were to continue indefinitely, or such prices were to increase significantly, Griffith could experience further customer attrition and further reductions in sales volume due to customer conservation. If one or both of these were to occur and be material, the consequence could be a material reduction in profitability that could, in turn, lead to an impairment of the goodwill included in the intangible assets on Griffith's and Energy Group's balance sheet. Additionally, if customer attrition were to accelerate significantly the remaining value of the customer list could be impaired or subject to accelerated amortization.

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

99 New York State Public Service Commission Order Establishing Rate Plan dated July 24, 2006.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                CH ENERGY GROUP, INC.
                                                     (Registrant)


                                 By:             /s/ Donna S. Doyle
                                     -------------------------------------------
                                                    Donna S. Doyle
                                      Vice President - Accounting and Controller

                                      CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                   (Co-Registrant)


                                 By:             /s/ Donna S. Doyle
                                     -------------------------------------------
                                                    Donna S. Doyle
                                      Vice President - Accounting and Controller

Dated: November 2, 2006

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

99 New York State Public Service Commission Order Establishing Rate Plan dated July 24, 2006.