Form 10-Q/A
period 2006-09-30
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2006-11-07
CIK 1061393, 18647

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................September 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to....................

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

                                Explanatory Note:

      This amended and restated Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is filed solely for the purpose of correcting and clarifying certain references to the amount of revenues from natural gas sales and electric delivery revenues in the nine months ended September 30, 2006, which appeared in the last paragraph under the heading "Regulated Electric and Natural Gas Businesses" in Item 2 of Part I (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Report on page
65. No change is made in the financial statements included in the Report or in any other item of the Report.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                      INDEX

     PART I - FINANCIAL INFORMATION                                       PAGE
                                                                          ----
Item 1 - Consolidated Financial Statements (Unaudited)

            CH ENERGY GROUP, INC.
            Consolidated Statement of Income -                               1
             Three Months Ended September 30, 2006, and 2005

            Consolidated Statement of Income -                               2
             Nine Months Ended September 30, 2006, and 2005

            Consolidated Statement of Comprehensive Income -                 3
             Three Months Ended September 30, 2006, and 2005

            Consolidated Statement of Comprehensive Income -                 3
             Nine Months Ended September 30, 2006, and 2005

            Consolidated Balance Sheet - September 30, 2006,                 4
             December 31, 2005, and September 30, 2005

            Consolidated Statement of Cash Flows -                           6
             Nine Months Ended September 30, 2006, and 2005

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            Consolidated Statement of Income -                               7
             Three Months Ended September 30, 2006, and 2005

            Consolidated Statement of Income -                               8
             Nine Months Ended September 30, 2006, and 2005

            Consolidated Statement of Comprehensive Income -                 9
             Three Months Ended September 30, 2006, and 2005

            Consolidated Statement of Comprehensive Income -                 9
             Nine Months Ended September 30, 2006, and 2005

            Consolidated Balance Sheet - September 30, 2006,                10
             December 31, 2005, and September 30, 2005

            Consolidated Statement of Cash Flows -                          12
             Nine Months Ended September 30, 2006, and 2005

            Notes to Consolidated Financial Statements (Unaudited)          13

                                      INDEX

      PART I - FINANCIAL INFORMATION                                        PAGE
                                                                            ----

Item 2 - Management's Discussion and Analysis of                             48
          Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                            72
          about Market Risk

Item 4 - Controls and Procedures                                             72

      PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   74

Item 1A - Risk Factors                                                       75

Item 6 - Exhibits                                                            76

Signatures                                                                   77

Exhibit Index                                                                78

Certifications                                                               81

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

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                 For the 3 Months Ended September 30,
                                                                                          2006         2005
                                                                                       --------    ---------
                                                                                      (Thousands of Dollars)
Operating Revenues
  Electric ........................................................................    $154,723    $ 159,589
  Natural gas .....................................................................      18,384       14,115
  Competitive business subsidiaries ...............................................      66,713       54,192
                                                                                       --------    ---------
      Total Operating Revenues ....................................................     239,820      227,896
                                                                                       --------    ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ........................................................      95,665      111,496
    Purchased natural gas .........................................................      10,663        7,311
    Purchased petroleum ...........................................................      52,651       43,287
    Other expenses of operation - regulated activities ............................      31,690       24,613
    Other expenses of operation - competitive business subsidiaries ...............      12,668       12,642
  Depreciation and amortization ...................................................       8,843        9,116
  Taxes, other than income tax ....................................................       8,968        8,578
                                                                                       --------    ---------
      Total Operating Expense......................................................     221,148      217,043
                                                                                       --------    ---------

Operating Income ..................................................................      18,672       10,853
                                                                                       --------    ---------

Other Income and Deductions
  Interest on regulatory assets and investment income .............................       1,922        2,629
  Other - net .....................................................................         279         (743)
                                                                                       --------    ---------
      Total Other Income ..........................................................       2,201        1,886
                                                                                       --------    ---------

Interest Charges
  Interest on long-term debt ......................................................       4,115        3,421
  Interest on regulatory liabilities and other interest ...........................       1,147          966
                                                                                       --------    ---------
      Total Interest Charges ......................................................       5,262        4,387
                                                                                       --------    ---------

Income before income taxes, preferred dividends of subsidiary and minority interest      15,611        8,352

Income taxes ......................................................................       4,392        2,364

Minority Interest .................................................................           7           --
                                                                                       --------    ---------

Income before preferred dividends of subsidiary ...................................      11,212        5,988
Cumulative preferred stock dividends of subsidiary ................................         242          242
                                                                                       --------    ---------

Net Income ........................................................................      10,970        5,746
Dividends Declared on Common Stock ................................................       8,511        8,511
                                                                                       --------    ---------

Balance Retained in the Business ..................................................    $  2,459    ($  2,765)
                                                                                       ========    =========

Common Stock:
    Average Shares Outstanding - Basic ............................................      15,762       15,762
                               - Diluted ..........................................      15,777       15,769

    Earnings Per Share - Basic ....................................................    $   0.70    $    0.36
                       - Diluted ..................................................    $   0.70    $    0.36

    Dividends Declared Per Share ..................................................    $   0.54    $    0.54

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

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                         For the 3 Months Ended September 30,
                                                                                 2006             2005
                                                                              ----------       ----------
                                                                                (Thousands of Dollars)
Net Income .............................................................      $   10,970       $    5,746

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $118 and $(80)            (177)             120
      Investments - net of tax of $(139) and $(40) .....................             209               59
                                                                              ----------       ----------

Other comprehensive income (loss) ......................................              32              179
                                                                              ----------       ----------

Comprehensive Income ...................................................      $   11,002       $    5,925
                                                                              ==========       ==========


                                                                           For the 9 Months Ended September 30,
                                                                                 2006             2005
                                                                              ----------       ----------
                                                                                 (Thousands of Dollars)
Net Income .............................................................      $   33,338       $   32,619

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $107 and $(80)            (160)             119
      Investments - net of tax of $(223) and $(207) ....................             335              311
                                                                              ----------       ----------

Other comprehensive income (loss) ......................................             175              430
                                                                              ----------       ----------

Comprehensive Income ...................................................      $   33,513       $   33,049
                                                                              ==========       ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   September 30,      December 31,       September 30,
                            ASSETS                                     2006               2005               2005
                                                                   -------------      -------------      -------------
                                                                                   (Thousands of Dollars)
Utility Plant
       Electric .............................................      $     754,429      $     739,775      $     718,995
       Natural gas ..........................................            234,103            226,859            221,940
       Common ...............................................            112,173            107,581            106,335
                                                                   -------------      -------------      -------------
                                                                       1,100,705          1,074,215          1,047,270

       Less:  Accumulated depreciation ......................            346,395            333,164            330,285
                                                                   -------------      -------------      -------------
                                                                         754,310            741,051            716,985

       Construction work in progress ........................             55,952             38,460             51,898
                                                                   -------------      -------------      -------------
               Net Utility Plant ............................            810,262            779,511            768,883
                                                                   -------------      -------------      -------------

Other Property and Plant - net ..............................             33,713             23,138             23,245
                                                                   -------------      -------------      -------------

Current Assets
       Cash and cash equivalents ............................             32,195             49,410             51,047
       Short-term investments - available-for-sale securities             40,281             42,100             49,600
       Accounts receivable -
             net of allowance for doubtful accounts of
             $5.1 million, $4.6 million, and $4.6 million,
             respectively ...................................             61,814             97,462             81,326
       Accrued unbilled utility revenues ....................              7,122              9,334              5,998
       Other receivables ....................................              6,017              6,326              5,119
       Fuel and materials and supplies - at average cost ....             30,530             28,350             31,189
       Regulatory assets ....................................             20,759             30,764             16,440
       Prepaid income taxes .................................                 --              1,166                572
       Fair value of derivative instruments .................                 54                 --              8,724
       Special deposits and prepayments .....................             25,666             23,184             22,995
       Accumulated deferred income tax ......................             15,925              8,836             12,056
                                                                   -------------      -------------      -------------
                Total Current Assets ........................            240,363            296,932            285,066
                                                                   -------------      -------------      -------------

Deferred Charges and Other Assets
       Regulatory assets - pension plan .....................             46,273             97,073             91,247
       Intangible asset - pension plan ......................             18,148             20,217             20,134
       Goodwill .............................................             52,742             51,333             50,898
       Other intangible assets - net ........................             27,560             28,368             28,472
       Regulatory assets ....................................             90,483             52,353             47,709
       Unamortized debt expense .............................              3,721              3,973              3,780
       Investments in unconsolidated affiliates .............             12,354              7,350             14,624
       Other ................................................             18,594             19,258             11,666
                                                                   -------------      -------------      -------------
                Total Deferred Charges and Other Assets .....            269,875            279,925            268,530
                                                                   -------------      -------------      -------------

                          Total Assets ......................      $   1,354,213      $   1,379,506      $   1,345,724
                                                                   =============      =============      =============

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             September 30,      December 31,       September 30,
                       CAPITALIZATION AND LIABILITIES                            2006               2005               2005
                                                                             ------------       ------------       ------------
                                                                                          (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized:
               15,762,000 shares outstanding, 16,862,087 shares issued,
               $0.10 par value ........................................      $      1,686       $      1,686       $      1,686
        Paid-in capital ...............................................           351,230            351,230            351,230
        Retained earnings .............................................           205,821            198,017            194,857
        Treasury stock (1,100,087 shares) .............................           (46,252)           (46,252)           (46,252)
        Accumulated comprehensive income (loss) .......................              (345)              (520)              (213)
        Capital stock expense .........................................              (328)              (328)              (328)
                                                                             ------------       ------------       ------------
                Total Common Stock Equity .............................           511,812            503,833            500,980
                                                                             ------------       ------------       ------------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ......................            21,027             21,027             21,027

        Long-term debt ................................................           310,888            343,886            319,885
                                                                             ------------       ------------       ------------
                Total Capitalization ..................................           843,727            868,746            841,892
                                                                             ------------       ------------       ------------

Current Liabilities
        Current maturities of long-term debt ..........................            33,000                 --                 --
        Notes payable .................................................            30,000             30,000             44,000
        Accounts payable ..............................................            30,692             54,926             36,636
        Accrued interest ..............................................             3,162              5,156              2,544
        Dividends payable .............................................             8,754              8,754              8,754
        Accrued vacation and payroll ..................................             5,957              5,845              5,727
        Customer deposits .............................................             7,894              7,101              6,869
        Regulatory liabilities ........................................            20,037                373              8,525
        Fair value of derivative instruments ..........................             6,717                335                 --
        Accrued environmental remediation costs .......................             3,500                 --                 --
        Accrued income taxes ..........................................               759                 --                 --
        Deferred revenues .............................................            14,791              9,717             10,435
        Other .........................................................            11,776             11,964             14,193
                                                                             ------------       ------------       ------------
                Total Current Liabilities .............................           177,039            134,171            137,683
                                                                             ------------       ------------       ------------

Deferred Credits and Other Liabilities
        Regulatory liabilities ........................................           109,523            156,808            155,529
        Operating reserves ............................................             5,422              6,216              6,921
        Accrued environmental remediation costs .......................            17,932             22,772             22,821
        Accrued other post-employment benefit costs ...................            29,875             24,945             23,881
        Accrued pension costs .........................................            16,032             18,806             14,734
        Other .........................................................            12,903             13,258             13,386
                                                                             ------------       ------------       ------------
                Total Deferred Credits and Other Liabilities ..........           191,687            242,805            237,272
                                                                             ------------       ------------       ------------

Minority Interest .....................................................             1,501                 --                 --
                                                                             ------------       ------------       ------------

Accumulated Deferred Income Tax .......................................           140,259            133,784            128,877
                                                                             ------------       ------------       ------------

Commitments and Contingencies (Note 11)

                         Total Capitalization and Liabilities .........      $  1,354,213       $  1,379,506       $  1,345,724
                                                                             ============       ============       ============

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For the 9 Months Ended
                                                                                                September 30,
                                                                                            2006             2005
                                                                                         ----------       ----------
Operating Activities:                                                                       (Thousands of Dollars)
    Net Income ....................................................................      $   33,338       $   32,619

        Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
              Depreciation and amortization .......................................          26,920           27,304
              Deferred income taxes - net .........................................           7,106            7,776
              Provision for uncollectibles ........................................           4,506            2,784
              Accrued/deferred pension costs ......................................          (5,120)         (10,735)
              Minority interest ...................................................            (121)              --
              Gain on sale of property and plant ..................................          (2,913)              --

           Changes in operating assets and liabilities - net of business acquisitions:
              Accounts receivable, unbilled revenues and other receivables ........          35,176          (15,507)
              Fuel, materials and supplies ........................................          (2,085)          (9,639)
              Special deposits and prepayments ....................................          (5,148)           1,450
              Accounts payable ....................................................         (24,416)          (6,782)
              Accrued taxes and interest ..........................................          (1,235)          (2,085)
              Accrued OPEB costs ..................................................           4,929            7,850
              Regulatory Liability-Rate Moderation ................................          (7,976)              --
              Deferred natural gas and electric costs .............................          16,493             (781)
              Customer benefit fund ...............................................          (3,205)          (3,592)
              Other - net .........................................................          (3,474)           4,039
                                                                                         ----------       ----------

        Net Cash Provided By Operating Activities .................................          72,775           34,701
                                                                                         ----------       ----------

Investing Activities:

        Purchase of short-term investments ........................................         (29,731)         (22,750)
        Proceeds from sale of short-term investments ..............................          31,550           21,850
        Additions to utility plant and other property and plant ...................         (50,827)         (45,556)
        Proceeds from sale of property and plant ..................................           3,205               --
        Issuance of notes receivable ..............................................          (2,105)          (4,629)
        Proceeds from repayment of notes receivable ...............................           1,750               --
        Acquisitions made by competitive business subsidiaries ....................         (13,910)          (7,370)
        Other - net ...............................................................          (4,356)          (2,065)
                                                                                         ----------       ----------

        Net Cash Used in Investing Activities .....................................         (64,424)         (60,520)
                                                                                         ----------       ----------

Financing Activities:

        Redemption of preferred stock .............................................              --               (3)
        Net borrowings of short-term debt..........................................              --           32,000
        Dividends paid on common stock ............................................         (25,534)         (25,534)
        Debt issuance costs .......................................................             (32)             (14)
                                                                                         ----------       ----------

        Net Cash (Used in) Provided by Financing Activities .......................         (25,566)           6,449
                                                                                         ----------       ----------

Net Change in Cash and Cash Equivalents ...........................................         (17,215)         (19,370)

Cash and Cash Equivalents - Beginning of Year .....................................          49,410           70,417
                                                                                         ----------       ----------

Cash and Cash Equivalents - End of Period .........................................      $   32,195       $   51,047
                                                                                         ==========       ==========

Supplemental Disclosure of Cash Flow Information

        Interest paid .............................................................      $   18,360       $   14,864

        Federal and State income tax paid .........................................      $   10,784       $   11,960

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                       For the 3 Months Ended September 30,
                                                                               2006            2005
                                                                            ----------      ----------
                                                                              (Thousands of Dollars)
Operating Revenues
  Electric ...........................................................      $  154,723      $  159,589
  Natural gas ........................................................          18,384          14,115
                                                                            ----------      ----------
      Total Operating Revenues .......................................         173,107         173,704
                                                                            ----------      ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .......          94,392         111,496
    Purchased natural gas ............................................          10,663           7,311
    Other expenses of operation ......................................          31,690          24,613
  Depreciation and amortization ......................................           7,070           7,502
  Taxes, other than income tax .......................................           8,877           8,505
                                                                            ----------      ----------
      Total Operating Expenses........................................         152,692         159,427
                                                                            ----------      ----------

Operating Income .....................................................          20,415          14,277
                                                                            ----------      ----------

Other Income and Deductions
  Interest on regulatory assets and other interest income ............           1,100           1,793
  Other - net ........................................................              54            (314)
                                                                            ----------      ----------
      Total Other Income..............................................           1,154           1,479
                                                                            ----------      ----------

Interest Charges
  Interest on long-term debt .........................................           4,115           3,421
  Interest on regulatory liabilities and other interest ..............           1,147             966
                                                                            ----------      ----------
      Total Interest Charges..........................................           5,262           4,387
                                                                            ----------      ----------

Income before income taxes ...........................................          16,307          11,369

Income taxes .........................................................           5,534           4,484
                                                                            ----------      ----------

Net Income ...........................................................          10,773           6,885

Dividends Declared on Cumulative Preferred Stock .....................             242             242
                                                                            ----------      ----------

Income Available for Common Stock ....................................      $   10,531      $    6,643
                                                                            ==========      ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                     For the 9 Months Ended September 30,
                                                                             2006            2005
                                                                          ---------       ---------
                                                                            (Thousands of Dollars)
Operating Revenues
  Electric .........................................................      $ 398,700       $ 392,866
  Natural gas ......................................................        125,651         108,687
                                                                          ---------       ---------
      Total Operating Revenues .....................................        524,351         501,553
                                                                          ---------       ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .....        243,202         254,200
    Purchased natural gas ..........................................         87,718          71,288
    Other expenses of operation ....................................         90,170          73,472
  Depreciation and amortization ....................................         21,986          22,506
  Taxes, other than income tax .....................................         24,835          25,103
                                                                          ---------       ---------
      Total Operating Expenses......................................        467,911         446,569
                                                                          ---------       ---------

Operating Income ...................................................         56,440          54,984
                                                                          ---------       ---------

Other Income and Deductions
  Interest on regulatory assets and other interest income ..........          5,149           5,209
  Other - net ......................................................           (279)           (982)
                                                                          ---------       ---------
      Total Other Income............................................          4,870           4,227
                                                                          ---------       ---------

Interest Charges
  Interest on long-term debt .......................................         12,139          10,187
  Interest on regulatory liabilities and other interest ............          3,130           2,285
                                                                          ---------       ---------
      Total Interest Charges........................................         15,269          12,472
                                                                          ---------       ---------

Income Before Income Taxes .........................................         46,041          46,739

Income Taxes .......................................................         18,090          18,751
                                                                          ---------       ---------

Net Income .........................................................         27,951          27,988

Dividends Declared on Cumulative Preferred Stock ...................            727             727
                                                                          ---------       ---------

Income Available for Common Stock ..................................      $  27,224       $  27,261
                                                                          =========       =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                    For the 3 Months Ended September 30,
                                                           2006           2005
                                                         --------       --------
                                                          (Thousands of Dollars)
Net Income .......................................       $ 10,773       $  6,885

Other Comprehensive Income .......................             --             --
                                                         --------       --------

Comprehensive Income .............................       $ 10,773       $  6,885
                                                         ========       ========


                                                    For the 9 Months Ended September 30,
                                                           2006           2005
                                                         --------       --------
                                                          (Thousands of Dollars)
Net Income .......................................       $ 27,951       $ 27,988

Other Comprehensive Income .......................             --             --
                                                         --------       --------

Comprehensive Income .............................       $ 27,951       $ 27,988
                                                         ========       ========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                          September 30,      December 31,       September 30,
                            ASSETS                                             2006               2005               2005
                                                                          -------------      -------------      -------------
                                                                                        (Thousands of Dollars)
Utility Plant
       Electric ....................................................      $     754,429      $     739,775      $     718,995
       Natural gas .................................................            234,103            226,859            221,940
       Common ......................................................            112,173            107,581            106,335
                                                                          -------------      -------------      -------------
                                                                              1,100,705          1,074,215          1,047,270

       Less:  Accumulated depreciation .............................            346,395            333,164            330,285
                                                                          -------------      -------------      -------------
                                                                                754,310            741,051            716,985

       Construction work in progress ...............................             55,952             38,460             51,898
                                                                          -------------      -------------      -------------
               Net Utility Plant ...................................            810,262            779,511            768,883
                                                                          -------------      -------------      -------------

Other Property and Plant - net .....................................                496                723                724
                                                                          -------------      -------------      -------------

Current Assets
       Cash and cash equivalents ...................................              2,776              4,232              2,346
       Accounts receivable -
             net of allowance for doubtful accounts of $3.8 million,
             $3.4 million, and $3.6 million, respectively ..........             37,958             61,055             57,965
       Accrued unbilled utility revenues ...........................              7,122              9,334              5,998
       Other receivables ...........................................              2,584              2,868              2,426
       Fuel and materials and supplies - at average cost ...........             25,041             23,411             26,104
       Regulatory assets ...........................................             20,759             30,764             16,440
       Fair value of derivative instruments ........................                 --                 --              8,525
       Special deposits and prepayments ............................             22,085             16,168             15,996
       Accumulated deferred income tax .............................             15,165              7,997             11,217
                                                                          -------------      -------------      -------------
                Total Current Assets ...............................            133,490            155,829            147,017
                                                                          -------------      -------------      -------------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ............................             46,273             97,073             91,247
       Intangible asset - pension plan .............................             18,148             20,217             20,134
       Regulatory assets ...........................................             90,483             52,353             47,709
       Unamortized debt expense ....................................              3,721              3,973              3,780
       Other .......................................................             11,153             11,653             10,631
                                                                          -------------      -------------      -------------
                Total Deferred Charges and Other Assets ............            169,778            185,269            173,501
                                                                          -------------      -------------      -------------

                          Total Assets .............................      $   1,114,026      $   1,121,332      $   1,090,125
                                                                          =============      =============      =============

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            September 30,       December 31,        September 30,
                     CAPITALIZATION AND LIABILITIES                              2006                2005                2005
                                                                            -------------       -------------       -------------
                                                                                            (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued and outstanding ($5 par value)      $      84,311       $      84,311       $      84,311
        Paid-in capital ..............................................            174,980             174,980             174,980
        Retained earnings ............................................             62,033              43,309              35,905
        Capital stock expense ........................................             (4,961)             (4,961)             (4,961)
                                                                            -------------       -------------       -------------
                Total Common Stock Equity ............................            316,363             297,639             290,235
                                                                            -------------       -------------       -------------

        Cumulative Preferred Stock
             Not subject to mandatory redemption .....................             21,027              21,027              21,027

        Long-term Debt ...............................................            310,888             343,886             319,885
                                                                            -------------       -------------       -------------
                Total Capitalization .................................            648,278             662,552             631,147
                                                                            -------------       -------------       -------------

Current Liabilities
        Current maturities of long-term debt .........................             33,000                  --                  --
        Notes Payable ................................................             30,000              30,000              44,000
        Accounts payable .............................................             23,401              40,884              28,828
        Accrued interest .............................................              3,161               5,156               2,544
        Dividends payable - preferred stock ..........................                242                 242                 242
        Accrued vacation and payroll .................................              4,767               4,566               4,496
        Customer deposits ............................................              7,766               6,932               6,735
        Regulatory liabilities .......................................             20,037                 373               8,525
        Fair value of derivative instruments .........................              6,431                 315                  --
        Accrued income taxes .........................................              6,312                 324                 848
        Accrued environmental remediation costs ......................              3,500                  --                  --
        Other ........................................................              7,410               6,895               9,782
                                                                            -------------       -------------       -------------
                Total Current Liabilities ............................            146,027              95,687             106,000
                                                                            -------------       -------------       -------------

Deferred Credits and Other Liabilities
        Regulatory liabilities .......................................            109,523             156,808             155,529
        Operating reserves ...........................................              4,248               5,137               5,701
        Accrued environmental remediation costs ......................             16,000              19,500              19,500
        Accrued other post-employment benefit costs ..................             29,875              24,945              23,881
        Accrued pension costs ........................................             16,032              18,806              14,734
        Other ........................................................             12,169              11,094              11,195
                                                                            -------------       -------------       -------------
                Total Deferred Credits and Other Liabilities .........            187,847             236,290             230,540
                                                                            -------------       -------------       -------------

Accumulated Deferred Income Tax ......................................            131,874             126,803             122,438
                                                                            -------------       -------------       -------------

Commitments and  Contingencies (Note 11)

                Total Capitalization and Liabilities .................      $   1,114,026       $   1,121,332       $   1,090,125
                                                                            =============       =============       =============

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the 9 Months Ended
                                                                                          September 30,
                                                                                      2006             2005
                                                                                   ----------       ----------
Operating Activities:                                                                 (Thousands of Dollars)
     Net Income .............................................................      $   27,951       $   27,988

        Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
               Depreciation and amortization.................................          21,986           22,506
               Deferred income taxes - net...................................           5,624            6,494
               Provision for uncollectibles .................................           3,833            2,238
               Accrued/deferred pension costs ...............................          (5,120)         (10,735)
               Gain on sale of property and plant ...........................          (2,215)              --

        Changes in operating assets and liabilities - net:
               Accounts receivable, unbilled revenues and other receivables .          21,760          (18,941)
               Fuel, materials and supplies .................................          (1,630)          (8,897)
               Special deposits and prepayments .............................          (5,917)           4,358
               Accounts payable .............................................         (17,483)          (4,123)
               Accrued taxes and interest ...................................           3,993           (1,237)
               Accrued OPEB costs ...........................................           4,929            7,850
               Regulatory Liability-Rate Moderation .........................          (7,976)              --
               Deferred natural gas and electric costs ......................          16,493             (781)
               Customer benefit fund ........................................          (3,205)          (3,592)
               Other - net ..................................................          (7,723)             383
                                                                                   ----------       ----------

        Net Cash Provided by Operating Activities ...........................          55,300           23,511
                                                                                   ----------       ----------

Investing Activities:

        Proceeds from sale of property and plant ............................           2,440               --
        Additions to plant ..................................................         (48,395)         (42,681)
        Other - net .........................................................          (1,542)            (967)
                                                                                   ----------       ----------

        Net Cash Used in Investing Activities................................         (47,497)         (43,648)
                                                                                   ----------       ----------

Financing Activities:

        Redemption of preferred stock .......................................              --               (3)
        Net borrowings of short-term debt ...................................              --           32,000
        Dividends paid on cumulative preferred stock ........................            (727)            (727)
        Dividends paid to parent - Energy Group .............................          (8,500)         (17,000)
        Debt issuance costs .................................................             (32)             (14)
                                                                                   ----------       ----------

        Net Cash (Used In) Provided by Financing Activities .................          (9,259)          14,256
                                                                                   ----------       ----------

Net Change in Cash and Cash Equivalents .....................................          (1,456)          (5,881)

Cash and Cash Equivalents - Beginning of Year ...............................           4,232            8,227
                                                                                   ----------       ----------

Cash and Cash Equivalents - End of Period ...................................      $    2,776       $    2,346
                                                                                   ==========       ==========

Supplemental Disclosure of Cash Flow Information

        Interest paid .......................................................      $   15,581       $   12,607

        Federal and State income tax paid ...................................      $    6,626       $   11,875

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

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

----------------------------------------------------------------------------------------------------------------------------
                                      September 30, 2006            December 31, 2005             September 30, 2005
----------------------------------------------------------------------------------------------------------------------------
                                     Gross                       Gross                         Gross
                                    Carrying    Accumulated     Carrying     Accumulated      Carrying        Accumulated
                                     Amount     Amortization     Amount      Amortization      Amount         Amortization
----------------------------------------------------------------------------------------------------------------------------
Customer Lists                       $41,758      $14,808        $40,448        $12,754        $39,944           $12,102
----------------------------------------------------------------------------------------------------------------------------
Covenants Not to Compete               1,734        1,124          1,669            995          1,589               959
----------------------------------------------------------------------------------------------------------------------------
Total Amortizable Intangibles        $43,492      $15,932        $42,117        $13,749        $41,533           $13,061
----------------------------------------------------------------------------------------------------------------------------

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

CH Energy Group, Inc. Segment Disclosure

----------------------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended September 30, 2006
                                  ------------------------------------------------------------------------------------------
    (In Thousands, Except
     Earnings Per Share)                Regulated                    Unregulated               Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
                                                 Natural          Fuel
                                   Electric        Gas        Distribution       Other
----------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                         $  154,723    $  18,384     $     64,266     $    2,447       $       --        $  239,820
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                      3           38               --             --              (41)               --
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                 $  154,726    $  18,422     $     64,266     $    2,447       $      (41)       $  239,820
----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
income taxes                      $   17,423    $  (1,358)    $     (3,882)    $    3,179       $       --        $   15,362
----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                 $   11,207    $    (676)    $     (2,329)    $    2,768       $       --        $   10,970
----------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share -
Diluted                           $     0.71    $   (0.04)    $      (0.15)    $     0.18(1)    $       --        $     0.70
----------------------------------------------------------------------------------------------------------------------------
Segment Assets at
September 30, 2006                $  827,095    $ 286,931     $    141,285     $   99,219       $     (317)(2)    $1,354,213
----------------------------------------------------------------------------------------------------------------------------

(1) The amount of earnings per share ("EPS") attributable to CHEC's other business activities was $0.12 per share, with the balance of $0.06 per share resulting primarily from interest income and business development activities.

(2)   Includes minority interest of $1,501 related to Lyonsdale.


----------------------------------------------------------------------------------------------------------------------------
                                                            Nine Months Ended September 30, 2006
                                  ------------------------------------------------------------------------------------------
    (In Thousands, Except
     Earnings Per Share)                Regulated                     Unregulated              Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
                                                 Natural          Fuel
                                   Electric        Gas        Distribution       Other
----------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                         $  398,700    $ 125,651     $    242,325     $    4,267       $       --        $  770,943
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                     11          277               --             --             (288)               --
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                 $  398,711    $ 125,928     $    242,325     $    4,267       $     (288)       $  770,943
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes      $   33,615    $  11,699     $        (92)    $    7,366       $       --        $   52,588
----------------------------------------------------------------------------------------------------------------------------
Net income                        $   20,515    $   6,709     $        (55)    $    6,169       $       --        $   33,338
----------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Diluted      $     1.30    $    0.43     $      (0.01)    $     0.39(1)    $       --        $     2.11
----------------------------------------------------------------------------------------------------------------------------
Segment Assets at
September 30, 2006                $  827,095    $ 286,931     $    141,285     $   99,219       $     (317)(2)    $1,354,213
----------------------------------------------------------------------------------------------------------------------------

(1) The amount of EPS attributable to CHEC's other business activities was $0.18 per share, with the balance of $0.21 per share resulting primarily from interest income and business development activities.

(2)   Includes minority interest of $1,501 related to Lyonsdale.

----------------------------------------------------------------------------------------------------------------------------
    (In Thousands, Except                                     Quarter Ended September 30, 2005
     Earnings Per Share)          ------------------------------------------------------------------------------------------
                                         Regulated                    Unregulated             Eliminations          Total
----------------------------------------------------------------------------------------------------------------------------
                                                 Natural          Fuel
                                   Electric        Gas        Distribution       Other
----------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                         $  159,589    $  14,115     $     54,008     $      184       $       --        $  227,896
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                      3           14               --             --              (17)               --
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                 $  159,592    $  14,129     $     54,008     $      184       $      (17)       $  227,896
----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
income taxes                      $   13,084    $  (1,957)    $     (3,967)    $      950       $       --        $    8,110
----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                 $    7,750    $  (1,107)    $     (2,381)    $    1,484       $       --        $    5,746
----------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share -
Diluted                           $     0.49    $   (0.07)    $      (0.15)    $     0.09(1)    $       --        $     0.36
----------------------------------------------------------------------------------------------------------------------------
Segment Assets at
September 30, 2005                $  813,955    $ 276,170     $    138,088     $  117,716       $     (205)       $1,345,724
----------------------------------------------------------------------------------------------------------------------------

(1) Reflects Energy Group earnings of $0.09 per share attributable primarily to the recording of New York State income tax benefits of $0.05 per share related to the completion of the Energy Group tax audit as well as investment and business development activities.

----------------------------------------------------------------------------------------------------------------------------
    (In Thousands, Except                                   Nine Months Ended September 30, 2005
     Earnings Per Share)          ------------------------------------------------------------------------------------------
                                         Regulated                    Unregulated             Eliminations          Total
----------------------------------------------------------------------------------------------------------------------------
                                                 Natural          Fuel
                                   Electric        Gas        Distribution       Other
----------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                         $  392,866    $ 108,687     $    201,362     $      639       $       --        $  703,554
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                      9          218               --             --             (227)               --
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                 $  392,875    $ 108,905     $    201,362     $      639       $     (227)       $  703,554
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes      $   33,782    $  12,230     $      1,317     $    3,278       $       --        $   50,607
----------------------------------------------------------------------------------------------------------------------------
Net income                        $   20,098    $   7,163     $        789     $    4,569       $       --        $   32,619
----------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Diluted      $     1.28    $    0.45     $       0.05     $     0.29(1)    $       --        $     2.07
----------------------------------------------------------------------------------------------------------------------------
Segment Assets at
September 30, 2005                $  813,955    $ 276,170     $    138,088     $  117,716       $     (205)       $1,345,724
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

Central Hudson Gas & Electric Corporation Segment Disclosure

-----------------------------------------------------------------------------------------------------------------
                   (In Thousands)                               Quarter Ended September 30, 2006
-----------------------------------------------------------------------------------------------------------------
                                                                        Natural
                                                          Electric        Gas         Eliminations       Total
-----------------------------------------------------------------------------------------------------------------
Revenues from external customers                         $  154,723    $   18,384     $         --     $  173,107
-----------------------------------------------------------------------------------------------------------------
Intersegment revenues                                             5            38              (43)            --
-----------------------------------------------------------------------------------------------------------------
   Total Revenues                                        $  154,728    $   18,422     $        (43)    $  173,107
-----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                             $   17,665    $   (1,358)    $         --     $   16,307
-----------------------------------------------------------------------------------------------------------------
Net Income                                               $   11,390    $     (617)    $         --     $   10,773
-----------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                        $   11,207    $     (676)    $         --     $   10,531
-----------------------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2006                     $  827,095    $  286,931     $         --     $1,114,026
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
                  (In Thousands)                                   Nine Months Ended September 30, 2006
-----------------------------------------------------------------------------------------------------------------
                                                                        Natural
                                                          Electric        Gas         Eliminations       Total
-----------------------------------------------------------------------------------------------------------------
Revenues from external customers                         $  398,700    $  125,651     $         --     $  524,351
-----------------------------------------------------------------------------------------------------------------
Intersegment revenues                                            11           277             (288)            --
-----------------------------------------------------------------------------------------------------------------
   Total Revenues                                        $  398,711    $  125,928     $       (288)    $  524,351
-----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                             $   34,160    $   11,881     $         --     $   46,041
-----------------------------------------------------------------------------------------------------------------
Net Income                                               $   21,065    $    6,886     $         --     $   27,951
-----------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                        $   20,515    $    6,709     $         --     $   27,224
-----------------------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2006                     $  827,095    $  286,931     $         --     $1,114,026
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
                   (In Thousands)                                   Quarter Ended September 30, 2005
-----------------------------------------------------------------------------------------------------------------
                                                                        Natural
                                                          Electric        Gas         Eliminations       Total
-----------------------------------------------------------------------------------------------------------------
Revenues from external customers                         $  159,589    $   14,115     $         --     $  173,704
-----------------------------------------------------------------------------------------------------------------
Intersegment revenues                                             3            14              (17)            --
-----------------------------------------------------------------------------------------------------------------
   Total Revenues                                        $  159,592    $   14,129     $        (17)    $  173,704
-----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                             $   13,266    $   (1,897)    $         --     $   11,369
-----------------------------------------------------------------------------------------------------------------
Net Income                                               $    7,932    $   (1,047)    $         --     $    6,885
-----------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                        $    7,750    $   (1,107)    $         --     $    6,643
-----------------------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2005                     $  813,955    $  276,170     $         --     $1,090,125
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
                  (In Thousands)                                   Nine Months Ended September 30, 2005
-----------------------------------------------------------------------------------------------------------------
                                                                        Natural
                                                          Electric        Gas         Eliminations       Total
-----------------------------------------------------------------------------------------------------------------
Revenues from external customers                         $  392,866    $  108,687     $         --     $  501,553
-----------------------------------------------------------------------------------------------------------------
Intersegment revenues                                             9           218             (227)            --
-----------------------------------------------------------------------------------------------------------------
   Total Revenues                                        $  392,875    $  108,905     $       (227)    $  501,553
-----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                             $   34,327    $   12,412     $         --     $   46,739
-----------------------------------------------------------------------------------------------------------------
Net Income                                               $   20,644    $    7,344     $         --     $   27,988
-----------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                        $   20,098    $    7,163     $         --     $   27,261
-----------------------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2005                     $  813,955    $  276,170     $         --     $1,090,125
-----------------------------------------------------------------------------------------------------------------

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

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group and its subsidiaries under the 2000 Plan as of September 30, 2006, is as follows:

                                                Weighted        Weighted
                                                Average          Average
                            Stock Option        Exercise        Remaining
                               Shares            Price        Life in Years
                            -------------     ------------    -------------
Outstanding at 12/31/05            73,300     $      46.18             5.99
       Granted                         --               --               --
       Exercised                   (7,800)    $      43.64
       Expired/Cancelled               --               --               --
                            -------------     ------------    -------------
Outstanding at 9/30/06             65,500     $      46.49             5.34
                            =============     ============    =============

Total Shares Outstanding      15,762,000
Potential Dilution               0.4%

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

      The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2006, by exercise price:

                      Number of        Weighted Average       Number of            Number of
                       Options             Remaining           Options         Options Remaining
Exercise Price       Outstanding         Life in Years       Exercisable            to Vest
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

-------------------------------------------------------------------------------------------------
                                                                   Energy Group
-------------------------------------------------------------------------------------------------
                                                    September 30,   December 31,    September 30,
                                                        2006            2005            2005
-------------------------------------------------------------------------------------------------
(In Thousands)
-------------------------------------------------------------------------------------------------
Natural Gas                                         $     17,794    $     16,512    $     19,014
-------------------------------------------------------------------------------------------------

Petroleum Products and Propane                             4,139           4,138           4,276
-------------------------------------------------------------------------------------------------

Fuel Used In Electric Generation                             142              --              --
-------------------------------------------------------------------------------------------------

Materials and Supplies                                     8,455           7,700           7,899
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Total                                               $     30,530    $     28,350    $     31,189
-------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
                                                                  Central Hudson
-------------------------------------------------------------------------------------------------
                                                    September 30,   December 31,    September 30,
                                                        2006            2005            2005
-------------------------------------------------------------------------------------------------
(In Thousands)
-------------------------------------------------------------------------------------------------
Natural Gas                                         $     17,794    $     16,512    $     19,014
-------------------------------------------------------------------------------------------------

Petroleum Products and Propane                               745             758             764
-------------------------------------------------------------------------------------------------

Materials and Supplies                                     6,502           6,141           6,326
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Total                                               $     25,041    $     23,411    $     26,104
-------------------------------------------------------------------------------------------------

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

                                                   Quarter Ended September 30,
                                            Pension Benefits              OPEB
                                           -------------------     -------------------
                                             2006        2005       2006        2005
                                             (In Thousands)          (In Thousands)
                                           -------------------     -------------------
Service cost                               $ 1,985     $ 1,837     $   830     $   667

Interest cost                                5,577       5,489       2,005       1,900

Expected return on plan assets              (6,709)     (5,808)     (1,496)     (1,659)

Amortization of:
     Prior service cost                        542         535        (314)       (868)
     Transitional (asset) or obligation         --          --         641         641

Recognized actuarial (gain) or loss          3,240       3,331       1,077       1,775
                                           -------     -------     -------     -------

Net periodic benefit cost                  $ 4,635     $ 5,384     $ 2,743     $ 2,456
                                           =======     =======     =======     =======


                                                  Nine Months Ended September 30,
                                            Pension Benefits              OPEB
                                           -------------------     -------------------
                                             2006        2005       2006        2005
                                             (In Thousands)          (In Thousands)
                                           -------------------     -------------------
Service cost                               $ 5,955     $ 5,511     $ 2,492     $ 2,602

Interest cost                               16,730      16,466       6,015       6,691

Expected return on plan assets             (20,127)    (17,425)     (4,489)     (4,216)

Amortization of:
     Prior service cost                      1,625       1,606        (942)       (942)
     Transitional (asset) or obligation         --          --       1,924       1,924

Recognized actuarial (gain) or loss          9,721       9,994       3,230       5,114
                                           -------     -------     -------     -------

Net periodic benefit cost                  $13,904     $16,152     $ 8,230     $11,173
                                           =======     =======     =======     =======

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

Energy Group - Cash Flow Summary

      Changes in Energy Group's cash and cash equivalents resulting from operating, investing, and financing activities for the nine months ended September 30, 2006, and 2005, are summarized in the following chart:

------------------------------------------------------------------------------------------------
                                                    Nine Months     Nine Months      Variance
                 Energy Group                       Ended 2006      Ended 2005    2006 vs. 2005
------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In):                                (Millions of Dollars)
------------------------------------------------------------------------------------------------
Operating Activities                                $      72.8     $      34.7     $      38.1
------------------------------------------------------------------------------------------------
Investing Activities                                      (64.4)          (60.5)           (3.9)
------------------------------------------------------------------------------------------------
Financing Activities                                      (25.6)            6.4           (32.0)
------------------------------------------------------------------------------------------------
Net change for the period                                 (17.2)          (19.4)            2.2
------------------------------------------------------------------------------------------------
Balance at beginning of period                             49.4            70.4           (21.0)
------------------------------------------------------------------------------------------------
Balance at end of period                            $      32.2     $      51.0     $     (18.8)
------------------------------------------------------------------------------------------------

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

Central Hudson - Cash Flow Summary

      Changes in Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities for the nine months ended September 30, 2006, and 2005, are summarized in the following chart:

------------------------------------------------------------------------------------------------------
                                                     Nine Months       Nine Months        Variance
Central Hudson                                       Ended 2006        Ended 2005       2006 vs. 2005
------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In):                                   (Millions of Dollars)
------------------------------------------------------------------------------------------------------
Operating Activities                                $        55.3     $        23.5     $        31.8
------------------------------------------------------------------------------------------------------
Investing Activities                                        (47.5)            (43.7)             (3.8)
------------------------------------------------------------------------------------------------------
Financing Activities                                         (9.2)             14.3             (23.5)
------------------------------------------------------------------------------------------------------
Net change for the period                                    (1.4)             (5.9)              4.5
------------------------------------------------------------------------------------------------------
Balance at beginning of period                                4.2               8.2              (4.0)
------------------------------------------------------------------------------------------------------
Balance at end of period                            $         2.8     $         2.3     $         0.5
------------------------------------------------------------------------------------------------------

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

      o An increase of $0.06 per share from an increase in electric net operating revenues resulting primarily from the implementation of the 2006 Order for electric rates. This increase was the net result of $0.11 per share from the rate increase and a reduction of $0.05 per share from lower electric deliveries. The reduction in deliveries was due to 23% fewer cooling o degree days compared to the third quarter of 2005, which negatively impacted earnings by $0.08 per share.

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

--------------------------------------------------------------------------------------------------------------
                                                         2006/2005 INCREASE (DECREASE)
(Thousands of Dollars)                                THREE MONTHS ENDED SEPTEMBER 30, 2006
--------------------------------------------------------------------------------------------------------------
                                                                            Fuel
                                          Electric       Natural Gas    Distribution      Other        Total
--------------------------------------------------------------------------------------------------------------
Customer Deliveries                       $    8,827 (a)   $1,183 (b)      $10,258 (c)   $  (76)      $20,192
--------------------------------------------------------------------------------------------------------------
Sales to Other Utilities                       (218)        4,056               --           --         3,838
--------------------------------------------------------------------------------------------------------------
Energy Cost Adjustment(d)                   (16,742)         (654)              --           --       (17,396)
--------------------------------------------------------------------------------------------------------------
Deferred Revenues(e)                          3,242          (299)              --           --         2,943
--------------------------------------------------------------------------------------------------------------
Lyonsdale Sales                                  --            --               --        2,339         2,339
--------------------------------------------------------------------------------------------------------------
Miscellaneous                                    25           (17)              --           --             8
--------------------------------------------------------------------------------------------------------------
       Total                              $  (4,866)       $4,269          $10,258       $2,263       $11,924
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                          2006/2005 INCREASE (DECREASE)
(Thousands of Dollars)                                 NINE MONTHS ENDED SEPTEMBER 30, 2006
--------------------------------------------------------------------------------------------------------------
                                                                            Fuel
                                          Electric       Natural Gas    Distribution      Other        Total
--------------------------------------------------------------------------------------------------------------
Customer Deliveries                       $   6,009 (a)   $(1,855) (b)     $40,963 (c)   $  136     $  45,253
--------------------------------------------------------------------------------------------------------------
Sales to Other Utilities                       (589)       13,059              --            --        12,470
--------------------------------------------------------------------------------------------------------------
Energy Cost Adjustment(d)                   (10,180)        5,538              --            --        (4,642)
--------------------------------------------------------------------------------------------------------------
Deferred Revenues(e)                          8,821           158              --            --         8,979
--------------------------------------------------------------------------------------------------------------
Lyonsdale Sales                                  --            --              --         3,492         3,492
--------------------------------------------------------------------------------------------------------------
Miscellaneous                                 1,773            64              --            --         1,837
--------------------------------------------------------------------------------------------------------------
       Total                              $   5,834       $16,964          $40,963       $3,628     $  67,389
--------------------------------------------------------------------------------------------------------------


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

      For the nine months ended September 30, 2006, utility electric and natural gas operating revenues increased $22.8 million, or 4.5%, from $501.6 million in 2005 to $524.4 million in 2006. Electric revenues increased $5.8 million, or 1.5%, from $392.9 million in 2005 to $398.7 million in 2006 and natural gas operating revenues increased $17.0 million, or 15.6%, from $108.7 million in 2005 to $125.7 million in 2006. The change in revenues includes an increase in revenues from natural gas sales for resale of $13.1 million due to an increase in the wholesale cost of natural gas and an increase in sales for electric generation and to retail marketers. In addition, electricity delivery revenues increased $6.0 million, largely due to the 2006 Order for electric rates, and electric deferred revenues increased $8.8 million primarily due to the resetting of regulatory mechanisms for service interruptions and shared earnings.

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

                                      INCREASE (DECREASE) FROM 2005     INCREASE (DECREASE) FROM 2005
                                      -----------------------------     ------------------------------
                                             3 MONTHS ENDED                     9 MONTHS ENDED
                                             ---------------                    --------------
                                            SEPTEMBER 30, 2006                SEPTEMBER 30, 2006
                                            ------------------                ------------------
                                     Electric          Natural Gas       Electric             Natural Gas
                                     --------          -----------       --------             -----------
Residential..................          (4)%                  (11)%         (5)%                  (12)%
Commercial...................          (2)%                    4%          (3)%                  (10)%
Industrial...................          (3)%                  (17)%         (2)%                  (25)%
Other(a).....................           1%                   (78)%          1%                   (12)%
                                        --                   -----          --                   -----
                       Total           (3)%                   (3)%         (4)%                  (12)%

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

31.1              Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1              Section 1350 Certification by Mr. Lant.

32.2              Section 1350 Certification by Mr. Capone.

99 New York State Public Service Commission Order Establishing Rate Plan dated July 24, 2006.*

* Incorporated herein by reference to the combined Energy Group/Central Hudson Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

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

Dated: November 7, 2006

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

31.1              Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1              Section 1350 Certification by Mr. Lant.

32.2              Section 1350 Certification by Mr. Capone.

99 New York State Public Service Commission Order Establishing Rate Plan dated July 24, 2006.*

* Incorporated herein by reference to the combined Energy Group/Central Hudson Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.