Form 10-K
period 2006-12-31
CH ENERGY GROUP INC
filed 2007-02-13
CIK 1061393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
                                    ---------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended .................................... December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

Commission    Registrant, State of Incorporation          IRS Employer
File Number   Address and Telephone Number                Identification No.
-----------   ----------------------------------          ------------------

0-30512       CH Energy Group, Inc.                       14-1804460
              (Incorporated in New York)
              284 South Avenue
              Poughkeepsie, New York 12601-4879
              (845) 452-2000

1-3268        Central Hudson Gas & Electric Corporation   14-0555980
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

            4 1/2% Series
            4.75% Series

      Indicate by check mark if CH Energy Group, Inc. ("CH Energy Group") is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                  YES [X]    NO [ ]

      Indicate by check mark if Central Hudson Gas & Electric Corporation ("Central Hudson") is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                  YES [ ]    NO [X]

      Indicate by check mark if CH Energy Group is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

                  YES [ ]    NO [X]

      Indicate by check mark if Central Hudson is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  YES [ ]    NO [X]

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                  YES [X]    NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether CH Energy Group is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER [X]  ACCELERATED FILER [ ] NON-ACCELERATED FILER [ ]

      Indicate by check mark whether Central Hudson is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER [ ] ACCELERATED FILER [ ] NON-ACCELERATED FILER [X]

      Indicate by check mark whether CH Energy Group is a shell company (as defined in Rule 12b-2 of the Act).

                  YES [ ]    NO [X]

      Indicate by check mark whether Central Hudson is a shell company (as defined in Rule 12b-2 of the Act).

                  YES [ ]    NO [X]

      The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of February 1, 2007, was $805,595,820 based upon the price at which CH Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of June 30, 2006, the last business day of CH Energy Group's most recently completed second fiscal quarter, was $756,576,000 computed by reference to the price at which CH Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

      The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2006, was zero.

      The number of shares outstanding of CH Energy Group's Common Stock, as of February 1, 2007, was 15,762,000.

      The number of shares outstanding of Central Hudson's Common Stock, as of February 1, 2007, was 16,862,087. All such shares are owned by CH Energy Group.

      CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I)(2).

                       DOCUMENTS INCORPORATED BY REFERENCE

      CH Energy Group's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on April 24, 2007, is incorporated by reference in Part III hereof. Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction
(I)(2)(c) of Form 10-K of the Securities Exchange Act of 1934, as amended.

                                GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms used herein.

CH ENERGY GROUP COMPANIES, SEGMENTS, AND INVESTMENTS

Central Hudson                  Central Hudson Gas & Electric Corporation (the
                                wholly owned regulated electric and natural gas
                                subsidiary of CH Energy Group and parent company
                                of Phoenix)
CH-Community Wind               CH-Community Wind Energy, LLC (a CHEC investee
                                company)
CHEC                            Central Hudson Enterprises Corporation (the
                                unregulated parent company of Griffith and
                                wholly owned subsidiary of CH Energy Group)
CH Energy Group                 CH Energy Group, Inc. (the holding company
                                parent company of Central Hudson and CHEC)
CH Resources                    CH Resources, Inc. (a former CH Energy Group
                                subsidiary, sold on May 31, 2002)
CH Services                     Central Hudson Energy Services, Inc. (a former
                                CH Energy Group subsidiary, merged into
                                CH Energy Group on December 31, 2002)
Cornhusker Holdings             Cornhusker Energy Lexington Holdings, LLC (a
                                CHEC investee company)
Griffith                        Griffith Energy Services, Inc. (a wholly owned
                                subsidiary of CHEC)
JB Wind                         JB Holdings, LLC (a CHEC investee company)
Lyonsdale                       Lyonsdale Biomass, LLC (a CHEC 75% owned
                                subsidiary company)
Phoenix                         Phoenix Development Company, Inc. (a wholly
                                owned subsidiary of Central Hudson)
SCASCO                          SCASCO, Inc. (a former wholly owned subsidiary
                                of CHEC, merged into Griffith on December
                                31, 2005)

REGULATORS

FERC                            Federal Energy Regulatory Commission
PSC                             New York State Public Service Commission
PSC Staff                       Staff of the New York State Department of Public
                                Service
SEC                             United States Securities and Exchange Commission

TERMS RELATED TO BUSINESS OPERATIONS USED BY CH ENERGY GROUP

1993 PSC Policy                 PSC's 1993 Statement of Policy regarding Central
                                Hudson's pension and OPEB
2006 Order                      Order Establishing Rate Plan issued by the PSC
                                to Central Hudson on July 24, 2006

                                       (i)

2000 Plan                       CH Energy Group's Long-Term Performance-Based
                                Incentive Plan
2006 Plan                       CH Energy Group's Long-Term Equity Incentive
                                Plan (which replaced the 2000 Plan)
ABO                             Accumulated (Pension) Benefit Obligation
AFUDC                           Allowance for Funds Used During Construction
ARS                             Auction Rate Securities
Borrowing Agreement             CH Energy Group's Unsecured Credit Agreement
                                with Several Commercial Banks (through April
                                2010)
Customer Benefit Fund           A Fund Established Pursuant to the Settlement
                                Agreement for the Benefit of Central Hudson's
                                Customers
Danskammer Plant                Danskammer Point Steam Electric Generating
                                Station
GT                              Gas Turbine
Holding Company Restructuring   The December 15, 1999, Restructuring of CH
                                Energy Group as Holding Company of Central
                                Hudson and its Subsidiaries and Affiliates
IPP                             Independent Power Producer
kWh                             Kilowatt-hour(s)
major generating assets         The Roseton Plant, the Danskammer Plant, and the
                                Nine Mile 2 Plant
Mcf                             Thousand Cubic Feet
Medicare Act                    The Medicare Prescription Drug, Improvement and
                                Modernization Act of 2003
MGP                             Manufactured Gas Plant
MTBE                            Methyl Tertiary Butyl Ether
MW                              Megawatt(s)
MWh                             Megawatt-hour(s)
Neversink                       Neversink Hydroelectric Facility
Nine Mile 2 Plant               Unit No. 2 of the Nine Mile Point Nuclear
                                Generating Station
OCI                             Other Comprehensive Income
OPEB                            Other Post-Employment Benefits
PBO                             Projected Benefit Obligation
PCBs                            Polychlorinated Biphenyls
R&D                             Research and Development
Rate Plan                       As Approved by the PSC, Formal Framework to
                                Implement Changes in Customer Rates and
                                Special Regulatory Accounting
Rate Year                       July 1 to June 30
Repurchase Program              CH Energy Group Common Stock Repurchase Program,
                                effective August 1, 2002
Retirement Plan                 Central Hudson's Non-Contributory Defined
                                Benefit Retirement Income Plan
RNA                             Reliability Needs Assessment
ROE                             Return on Equity
Roseton Plant                   Roseton Electric Generating Plant

                                      (ii)

ROW                             Right-of-Way
Settlement Agreement            Amended and Restated Settlement Agreement dated
                                January 2, 1998, and thereafter amended,
                                among Central Hudson, PSC Staff, and Certain
                                Other Parties
Trust Fund                      The Retirement Plan's Trust Fund
VRDN                            Variable Rate Demand Note

OTHER

10-K Annual Report              Annual Report on Form 10-K for the Fiscal Year
                                ended December 31, 2006
Attorney General                New York State Attorney General
Clean Air Act Amendments        Clean Air Act Amendments of 1990
Constellation                   Constellation, Inc.
CO                              Carbon Monoxide
COSO                            Committee of Sponsoring Organizations of the
                                Treadway Commission
DEC                             New York State Department of Environmental
                                Conservation
DOH                             New York State Department of Health
Dynegy                          Affiliates of Dynegy Power Corp., collectively
EITF                            FASB Emerging Issues Task Force
Energy Act                      Energy Policy Act of 2005
EPA                             United States Environmental Protection Agency
Exchange Act                    Securities Exchange Act of 1934
FASB                            Financial Accounting Standards Board
FIN                             FASB Interpretation Number
GAAP                            Accounting Principles Generally Accepted in the
                                United States of America
NO(x)                           Nitrous Oxide
NYISO                           New York Independent System Operator
NYSERDA                         New York State Energy Research and Development
                                Authority
OTC                             Over-the-Counter
Pension Protection Act          Pension Protection Act of 2006
PUHCA 1935                      Public Utility Holding Company Act of 1935, as
                                amended
PUHCA 2005                      Public Utility Holding Company Act of 2005
Registrants                     CH Energy Group and Central Hudson
SAB                             SEC Staff Accounting Bulletin
Sarbanes-Oxley Act              Sarbanes-Oxley Act of 2002
SFAS                            Statement of Financial Accounting Standards
SPDES                           State Pollution Discharge Elimination System
VIE                             Variable Interest Entity

                                      (iii)

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                     PART I

ITEM 1    BUSINESS                                                             2

ITEM 1A   RISK FACTORS                                                        12

ITEM 1B   UNRESOLVED STAFF COMMENTS                                           16

ITEM 2    PROPERTIES                                                          16

ITEM 3    LEGAL PROCEEDINGS                                                   19

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19

                                     PART II

ITEM 5    MARKET FOR CH ENERGY GROUP'S COMMON EQUITY,
          RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
          OF EQUITY SECURITIES                                                19

ITEM 6    SELECTED FINANCIAL DATA OF CH ENERGY GROUP AND ITS SUBSIDIARIES     20

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                               23

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK                                                         59

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         61

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                               155

ITEM 9A   CONTROLS AND PROCEDURES                                            155

ITEM 9B   OTHER INFORMATION                                                  155

                                      (iv)

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF
          CH ENERGY GROUP                                                    156

ITEM 11   EXECUTIVE COMPENSATION                                             158

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                     158

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE                                                       159

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES                             159

                                     PART IV

ITEM 15   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                         160

                                       (v)

                                     PART I

FILING FORMAT

      This 10-K Annual Report for the fiscal year ended December 31, 2006, is a combined report being filed by two different registrants: CH Energy Group and Central Hudson. Any references in this 10-K Annual Report to CH Energy Group include all subsidiaries of CH Energy Group, including Central Hudson, except where the context clearly indicates otherwise. CH Energy Group's subsidiaries are each directly or indirectly wholly owned by CH Energy Group. Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to CH Energy Group and its subsidiaries other than Central Hudson. When this 10-K Annual Report is incorporated by reference into any filing with the SEC made by Central Hudson, the portions of this 10-K Annual Report that relate to CH Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

FORWARD-LOOKING STATEMENTS

      Statements included in this 10-K Annual Report and the documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including "anticipates," "intends," "estimates," "believes," "projects," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements. Those factors include, but are not limited to: weather; fuel prices; corn and ethanol prices; plant capacity factors; energy supply and demand; interest rates; potential future acquisitions; developments in the legislative, regulatory, and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 1 - BUSINESS

CORPORATE STRUCTURE

      CH Energy Group is the holding company parent corporation of Central Hudson and CHEC. Central Hudson has one wholly owned subsidiary, Phoenix. CHEC has one wholly owned subsidiary, Griffith. CHEC also has a 75% ownership interest in Lyonsdale, a 50% ownership interest in CH-Community Wind, which owns a 17.7% interest in JB Wind, and a 12.7% ownership interest in Cornhusker Holdings, which has a 100% ownership interest in Cornhusker Energy Lexington, LLC. References to CHEC in this 10-K Annual Report should be read to include Lyonsdale, CH-Community Wind, Cornhusker Holdings, and their respective subsidiaries (as the case may be), as the context requires.

      For a discussion of CH Energy Group's and its subsidiaries' capital structure and financing program, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the subcaptions "Capital Structure" and "Financing Program" under the caption "Capital Resources and Liquidity." For a discussion of short-term borrowing, capitalization, and long-term debt, see Note 6 - "Short-Term Borrowing Arrangements," Note 7 - "Capitalization - Common and Preferred Stock," and Note 8 - "Capitalization - Long-Term Debt," respectively, to the financial statements contained in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report (each Note being hereinafter called a "Note"). For information concerning revenues, certain expenses, earnings per share, and information regarding assets for Central Hudson's regulated electric and regulated natural gas segments and for Griffith, see Note 12 - "Segments and Related Information."

SUBSIDIARIES OF CH ENERGY GROUP

CENTRAL HUDSON

      Central Hudson is a New York State natural gas and electric corporation formed in 1926. Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas at retail in portions of New York State. Central Hudson also generates a small portion of its electricity requirements. Central Hudson sold its interests in its major generating assets in 2001, pursuant to a PSC order.

      Central Hudson serves a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west of the Hudson River. The southern end of the territory is about 25 miles north of New York City and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 690,000. Electric service is available throughout the territory and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York, and in certain outlying and intervening territories. The number of Central Hudson employees at December 31, 2006, was 860.

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

      COMPETITION

      Central Hudson is a regulated utility with a right to deliver electricity and natural gas within its PSC-approved franchise territory. Central Hudson has no direct competitors in its electricity distribution business; indirect competitors may include distributed generation systems which could bypass the electric delivery system, however Central Hudson believes such competition is not imminent. Central Hudson's natural gas business competes with other fuels, especially fuel oil and propane.

      The competitive marketplace continues to develop for electric and natural gas utilities, and Central Hudson's electric and natural gas customers may purchase energy and related services from other providers.

      REGULATION

      Central Hudson is subject to regulation by the PSC regarding, among other things, services rendered (including the rates charged), major transmission facility siting, accounting procedures, and issuance of securities. For certain restrictions imposed by the Settlement Agreement, see Note 2 - "Regulatory Matters" under the caption "Competitive Opportunities Proceeding Settlement Agreement."

      Certain activities of Central Hudson, including accounting and the acquisition and disposition of property, are subject to regulation by the FERC under the Federal Power Act.

      Central Hudson is not subject to the provisions of the Natural Gas Act.

      With the exception of the Groveville Hydroelectric Facility in Beacon, New York, Central Hudson's hydroelectric facilities are not required to be licensed under the Federal Power Act. The Groveville Hydroelectric Facility has an Emergency Action Plan which has been approved by the FERC.

      In 2005, Congress passed the Energy Act which, among other things, repealed PUHCA 1935, effective on February 8, 2006. CH Energy Group was generally exempt from regulation under PUHCA 1935 under the intrastate exemption provisions of section 3(a)(1) of PUHCA 1935, except for the requirement to obtain prior SEC approvals for certain direct or indirect acquisitions of the securities of any electric or gas utility company. The Energy Act replaced PUHCA 1935 with PUHCA 2005, which significantly reduced the regulatory burden on holding companies subject to PUHCA 2005, and transferred regulatory oversight responsibility to the FERC. The FERC promulgated regulations to implement PUHCA 2005 which preserve certain regulatory exemptions, such as the exemption for intrastate holding companies that was available under section 3(a)(1) of PUHCA 1935.

      CH Energy Group is a "holding company" under PUHCA 2005 because of its ownership interests in Central Hudson and CHEC and CH Energy Group's indirect ownership interests in Lyonsdale and JB Wind. CH Energy Group, however, is exempt from regulation as a holding company under PUHCA 2005 because it derives substantially all of its public utility company revenues from business conducted within a single state, the State of New York. CH Energy Group will retain this exemption until such time as it derives more than 13% of its public utility revenues from businesses conducted outside of the State of New York. Under FERC's regulations implementing PUHCA 2005, revenues received from Lyonsdale and JB Wind are excluded from this determination because these entities are, respectively, a "qualifying facility" under the Public Utility Regulatory Policies Act of 1978, as amended, and an "exempt wholesale generator" under PUHCA 2005. In addition, revenues derived from Griffith will continue to be excluded from this determination until such time as its gross sales of propane exceed an average annual amount of $5 million calculated on a rolling basis over the preceding three calendar years. At the present time, CH Energy Group cannot predict whether and when its circumstances may change such that it no longer qualifies for exemption from PUHCA 2005 or whether regulation under PUHCA 2005 would have a material impact on its financial condition.

      RATES

      GENERALLY: The electric and natural gas rates collected by Central Hudson applicable to service supplied to retail customers within New York State are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce by Central Hudson are regulated by the FERC.

      Central Hudson's retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers. Retail rates for delivery and supply were unbundled to facilitate retail competition. During 2006, the average price of electricity for full service customers was 11.15 cents per kWh as compared to an average of 11.36 cents per kWh for 2005. The average delivery price for 2006 was 2.93 cents per kWh and 2.51 cents per kWh for 2005. The majority of the increase in delivery price was due to the implementation of new rates as part of the 2006 Order and the expiration of Customer Benefit Fund refunds.

      Central Hudson's retail natural gas rate structure consists of various service classifications covering transport, retail access service, and full service (which includes natural gas supply) for residential, commercial, and industrial customers. During 2006, the average price of natural gas for full service customers was $15.05 per Mcf as compared to an average of $13.40 per Mcf for 2005. The average delivery price for natural gas in 2006 was $3.68 per Mcf and $3.29 per Mcf for 2005. The increase in delivery price was due to the implementation of new rates as part of the 2006 Order.

      RATE PROCEEDINGS - ELECTRIC AND NATURAL GAS: For information regarding Central Hudson's most recent electric and natural gas rate proceeding approved by the PSC in July 2006, see Note 2 - "Regulatory Matters" under the caption "New Rate Proceedings - Electric and Natural Gas."

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

      PURCHASED POWER AND GENERATION COSTS

      For the twelve-month period ended December 31, 2006, the sources and related costs of purchased electricity and electric generation for Central Hudson were as follows:

                                         Aggregate
       Sources of                      Percentage of               Costs in 2006
         Energy                     Energy Requirements               ($000)
-------------------------           -------------------            -------------

Purchased Electricity                       97.1%                     $292,025
Hydroelectric and Other                      2.9%                          322
                                           -----
                                           100.0%
                                           =====

Deferred Electricity Cost                                                3,277
                                                                      --------
Total                                                                 $295,624
                                                                      --------

      RESEARCH AND DEVELOPMENT

      Central Hudson is engaged in the conduct and support of R&D activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and use of energy. Central Hudson's R&D expenditures were $3.2 million in 2006, $3.3 million in 2005, and $3.6 million in 2004. These expenditures were for internal research programs and for contributions to research administered by NYSERDA, the Electric Power Research Institute, and other industry organizations. Recovery of expenditures for R&D is provided for in Central Hudson's rates charged to customers for electric and natural gas delivery service. In addition, any differences between R&D expense and the rate allowances covering these costs are deferred, pursuant to PSC authorization, for future recovery from or return to customers.

      OTHER CENTRAL HUDSON MATTERS

      LABOR RELATIONS: Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers for its 555 unionized employees, representing construction and maintenance employees, customer service representatives, service workers, and clerical employees (excluding persons in managerial, professional, or supervisory positions). This agreement became effective on May 1, 2003, and remains effective through April 30, 2008. It provides for an average annual general wage increase of 3.5% and certain additional fringe benefits.

      SUBSIDIARY OF CENTRAL HUDSON - PHOENIX: Phoenix, a New York corporation, is a wholly owned subsidiary of Central Hudson. Phoenix was incorporated in 1950 to hold or lease real property for future use by Central Hudson and to participate in energy-related ventures. Currently, Phoenix's assets are not significant.

CHEC AND ITS SUBSIDIARIES

      CHEC, a New York corporation, is a wholly owned subsidiary of CH Energy Group. CHEC has been engaged in the business of marketing petroleum products and related services to retail and wholesale customers and providing service and maintenance of energy conservation measures and generation systems for private businesses, institutions, and government entities. CHEC has also participated in cogeneration, wind generation, biomass energy projects, and alternate fuel and energy production projects in Connecticut, New Jersey, New Hampshire, New York, and Pennsylvania, and a fuel ethanol production plant in Nebraska. For further discussion of certain of these energy-related projects, see Note 4 - "Acquisitions and Investments."

      Griffith, a New York corporation, is a wholly owned subsidiary of CHEC. Griffith is an energy services company engaged in fuel distribution, including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment in Virginia, West Virginia, Maryland, Delaware, Pennsylvania, Washington, D.C., and, following the merger of SCASCO into Griffith effective December 31, 2005, in Connecticut, Massachusetts, and New York.

      Since being acquired by CHEC in November 2000, Griffith has acquired the assets of 29 regional fuel oil, propane, and related services companies.

      The number of Griffith employees at December 31, 2006, was 562.

      SEASONALITY

      A substantial portion of CHEC's revenues vary seasonally, as fuel deliveries are directly related to use for space heating and are highest during the winter months.

      COMPETITION

      CHEC and Griffith participate in competitive industries that are subject to different risks than those found in the businesses of the regulated utility, Central Hudson. As an unregulated competitor in the fuel distribution business, Griffith faces competition from other fuel distribution companies and from companies supplying other fuels for heating, such as natural gas and propane. For a discussion of Griffith's operating revenues and operating income, see the caption "Results of Operations" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report.

ENVIRONMENTAL QUALITY REGULATION

      Central Hudson, CHEC, and Griffith are subject to regulation by federal, state, and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife, and limitations on land use. Environmental matters may expose Central Hudson, CHEC, and/or Griffith to potential liability which, in certain instances, may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred. Each of Central Hudson, CHEC, and Griffith monitor their activities in order to determine the impact of their activities on the environment and to comply with applicable environmental laws and regulations.

      The principal environmental areas to which Central Hudson, CHEC, and Griffith are subject are generally as follows:

      AIR QUALITY: Central Hudson's South Cairo and Coxsackie combustion turbines are subject to the Clean Air Act Amendments, which address attainment and maintenance of national air quality standards, including control of particulate emissions from fossil-fueled electric generating plants (such as South Cairo and Coxsackie) and emissions that affect "acid rain" and ozone. Both South Cairo and Coxsackie complied with the Clean Air Act Amendments during 2006. See Note 11 - "Commitments and Contingencies" under the caption "Environmental Matters" regarding the investigation by the EPA into the compliance of one of Central Hudson's former major generating assets.

      Lyonsdale is subject to the Clean Air Act Amendments and complied in 2006. Lyonsdale operates under a Title V permit issued by the DEC; this permit regulates emissions of certain gases including CO and NOx.

      WATER QUALITY: Central Hudson, CHEC, and Griffith are required to comply with applicable federal and state laws and regulations governing the discharge of pollutants into waterways and ground water.

      Central Hudson has SPDES permits for its Eltings Corners maintenance and warehouse facility and for its Rifton Recreation and Training Center, both in New York. See Note 11 - "Commitments and Contingencies" under the caption "Environmental Matters" regarding Central Hudson's application to the DEC for a SPDES permit for Neversink. No other SPDES permits are required for Central Hudson's operations.

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

      Lyonsdale has a SPDES permit for discharges from the plant and complied in 2006. Lyonsdale also has a Great Lakes Water Withdrawal Certificate for withdrawing water from the Moose River. Lyonsdale has also received permits from the DEC for the use of wood as fuel and for the use of ash as fertilizer.

      TOXIC SUBSTANCES AND HAZARDOUS WASTES: Central Hudson, CHEC, and Griffith are subject to federal, state, and to some extent local laws and regulations relating to the use, handling, storage, treatment, transportation, and disposal of industrial, hazardous, and toxic wastes. See Note 11 - "Commitments and Contingencies" under the caption "Environmental Matters" regarding, among other things, former MGP facilities, Little Britain Road, the Orange County Landfill, and Newburgh Consolidated Iron Works.

      OTHER: Central Hudson expenditures attributable, in whole or in substantial part, to environmental considerations totaled $2.5 million in 2006, of which approximately $1.3 million was charged to expense. Management estimates that these expenditures will total approximately $4.1 million in 2007. The substantial increase is attributable to remediation of the Newburgh MGP site; the costs of this project are deferrable pursuant to the 2006 Order. These amounts may vary significantly in the future as additional MGP sites are remediated.

      Griffith expenditures attributable, in whole or in substantial part, to environmental considerations were immaterial in 2006. Management estimates that these expenditures will total approximately $800,000 in 2007.

      Lyonsdale expenditures attributable, in whole or in substantial part, to environmental considerations were immaterial in 2006. Management estimates that 2007 expenditures will also be immaterial.

      Regarding environmental matters, except as described in Note 11 - "Commitments and Contingencies" under the caption "Environmental Matters," neither CH Energy Group, Central Hudson, Griffith, nor Lyonsdale are involved as defendants in any material litigation, administrative proceeding, or investigation and, to the best of their knowledge, no such matters are threatened against any of them.

AVAILABLE INFORMATION

      CH Energy Group files annual, quarterly, and current reports, proxy statements, and other information with the SEC. Central Hudson files annual, quarterly, and current reports and other information with the SEC. The public may read and copy any of the documents each company files at the SEC's Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC's Internet website at www.sec.gov.

      CH Energy Group makes available free of charge on or through its Internet website at www.chenergygroup.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. CH Energy Group's governance guidelines, Code of Business Conduct and Ethics, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on CH Energy Group's Internet website at www.chenergygroup.com. The governance guidelines, the Code of Business Conduct and Ethics, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4879.

EXECUTIVE OFFICERS

      All executive officers of CH Energy Group are elected or appointed annually by its Board of Directors. There are no family relationships among any of the executive officers of CH Energy Group or its subsidiaries. The names of the current executive officers of CH Energy Group, their positions held and business experience during the past five years, and ages (at December 31, 2006) are as follows:

         Executive            Age                       Current and Prior Positions                          Date Commenced
---------------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS OF CH ENERGY GROUP

Steven V. Lant(1)             49    Director, Chairman of the Board, President, and Chief Executive
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

Carl E. Meyer(2)              59    Director, President, and Chief Operating Officer(a)                      December 1999
                                    Executive Vice President(c)                                              November 1999

Arthur R. Upright(2)(3)       63    Director(a)                                                              December 1999
                                    Director(b)                                                              November 1999
                                    Senior Vice President(c)                                                 November 1999
                                    Senior Vice President - Regulatory Affairs, Financial Planning &
                                       Accounting(a)                                                         November 1998

EXECUTIVE OFFICERS OF CH ENERGY GROUP (Cont'd)

Joseph J. DeVirgilio, Jr.(1)  55    Director(a)                                                              March 2005
                                    Executive Vice President - Corporate Services and Administration(a)(c)   January 2005
                                    Director(b)                                                              April 2003
                                    Executive Vice President(b)                                              January 2003
                                    Senior Vice President(b)(c)                                              October 2002
                                    Senior Vice President - Corporate Services and Administration(a)         November 1998

Christopher M. Capone(1)      44    Executive Vice President and Chief Financial Officer(c)                  December 2006
                                    Director(a)                                                              March 2005
                                    Chief Financial Officer (a)(b)(c)                                        September 2003
                                    Treasurer(a)(c)                                                          April 2003
                                    Managing Director, Furman Selz / ING(i)                                  March 2002
                                    Treasurer(a)(b)(c)                                                       June 2001

Donna S. Doyle(2)             58    Vice President - Accounting and Controller(c)                            October 2006
                                    Vice President - Accounting(a)                                           October 2006
                                    Director(b)                                                              June 2002
                                    Vice President - Accounting and Controller(a)(c)                         November 1999

Denise D. VanBuren(2)         45    Vice President - Corporate Communications and Community Relations(a)(c)  November 2000

Lincoln E. Bleveans(1)        39    Secretary and Assistant Treasurer(a)(c)                                  January 2003
                                    Secretary(b)                                                             January 2003

(1)   Executive is an officer of CH Energy Group, Central Hudson, and CHEC.

(2)   Executive is an officer of CH Energy Group and Central Hudson.

(3) Mr. Upright retired from CH Energy Group and Central Hudson effective January 1, 2007.

(a)   For Central Hudson

(b)   For CHEC

(c)   For CH Energy Group

(i) In this position, Mr. Capone managed fixed income portfolios for institutions and high net worth individuals.

ITEM 1A - RISK FACTORS

      REDEPLOYMENT OF CAPITAL

      CH Energy Group is seeking to invest a significant portion of its cash reserves in energy-related assets and/or utility assets. These funds were originally generated from the sales of Central Hudson's interests in its major generating assets (a portion of which was transferred to CH Energy Group) and CH Energy Group's sale of CH Resources, and are currently held in money market instruments and short-term securities. Investments in new business ventures may provide returns that are lower than those anticipated when an investment is made, including potential losses or write offs, and may cause CH Energy Group's earnings to be more volatile.

      CH Energy Group may not be successful in finding suitable new investments and, therefore, CH Energy Group may not achieve the earnings accretion such investments could produce.

      STORMS AND OTHER EVENTS BEYOND CENTRAL HUDSON'S CONTROL MAY INTERFERE WITH THE OPERATION OF ITS TRANSMISSION AND DISTRIBUTION FACILITIES

      Central Hudson's revenues are generated by the delivery of electricity over transmission and distribution lines and by the delivery of natural gas through pipelines. These facilities, which are owned and operated by Central Hudson or by third-party entities, are at risk of damage from storms, natural disasters, wars, terrorist acts, and other catastrophic events, occurring both within and outside Central Hudson's franchise territory. Moreover, these facilities are at risk of curtailment or cessation of operations as a result of system capacity constraints or unfavorable regulatory or judicial orders, or third-party facility owner financial distress. The siting, regulatory approval, and construction of natural gas and electric transmission projects are subject to applicable laws and regulations, including local considerations, which may increase the cost or delay the completion of these projects. If Central Hudson or the relevant third-party entity (as the case may be) is unable in a timely manner to repair its facilities, expand the capacity of its facilities, obtain the rescission or stay of unfavorable regulatory or judicial orders, or alleviate the financial distress which has or have caused the curtailment or cessation of operation or delayed the completion of its facilities (as the case may be), Central Hudson's customers may experience a service disruption and Central Hudson may experience lower revenues or increased expenses, or both, that Central Hudson may not be able to recover fully through rates, insurance, or other means in a timely manner, or at all.

      STORMS AND OTHER EVENTS BEYOND THE CONTROL OF GRIFFITH MAY INTERFERE WITH THE OPERATION OF ITS FUEL DISTRIBUTION BUSINESSES IN THE MID-ATLANTIC AND IN THE NORTHEAST REGION

      Griffith's revenues are generated by the delivery of various petroleum products within its areas of operation. In order to conduct these businesses, Griffith needs access to petroleum supplies from storage facilities in its service territories. Some of these storage facilities are owned or leased by Griffith, and some are owned and operated by third-party entities. These facilities are at risk of damage from storms, natural disasters, wars, terrorist acts, and other catastrophic events, and the supply of petroleum products to these facilities could be delayed, curtailed, or lost due to developments in the world oil markets or adverse governmental actions. If such damage or disruption were to occur, and if Griffith were unable to procure petroleum from alternate sources of supply in a timely manner, Griffith's customers could experience a service disruption and Griffith could experience lower revenues, or increased expenses, or both, that Griffith might not be able to recover fully through insurance, sales margins, or other means in a timely manner, or at all.

      UNUSUAL TEMPERATURES IN CENTRAL HUDSON AND GRIFFITH'S SERVICE TERRITORIES COULD ADVERSELY IMPACT EARNINGS

      Central Hudson's service territory is the Mid-Hudson Valley region of New York State. Griffith serves the Mid-Atlantic region and northeastern United States. These areas typically experience seasonal fluctuations in temperature. A considerable portion of each company's earnings is directly or indirectly related to weather-sensitive end uses, as follows:

                 COMPANY          COMMODITY          END USE(S)
              ----------------------------------------------------
              Central Hudson     Electricity      Air Conditioning
                                                   Space heating

              Central Hudson     Natural Gas       Space heating

                 Griffith        Heating Oil       Space heating

      As a result, sales volumes fluctuate and vary from normal expected levels based on variations in weather from historically normal seasonal levels. Such variations in sales volumes could affect results of operations significantly.

      In addition, while Central Hudson's electric earnings tend to be favorably impacted by warmer than normal summer weather, in certain cases extremely hot and humid weather could increase demand for electricity beyond available supply and/or the capacity of Central Hudson to deliver it. Similarly, while Central Hudson's total natural gas delivery earnings and Griffith's earnings tend to be favorably impacted by colder than normal winter weather, in certain cases extremely cold weather could increase demand for natural gas and/or heating oil, respectively, beyond available supply and/or the capacity of Central Hudson and/or Griffith (as the case may be) to deliver it. Further, in the case of Central Hudson's natural gas operations, such conditions may cause supplies of natural gas to be diverted away from and/or consumed prior to reaching Central Hudson's retail natural gas system (e.g., for uses such as space heating and fueling of electric generating facilities), potentially limiting the amount of natural gas available for Central Hudson's customers. If such extremely cold weather were to occur, and if Central Hudson or Griffith (as the case may be) were unable to procure and deliver alternative supplies of natural gas or heating oil, respectively, in a timely manner, that company's customers could experience a service disruption and that company could experience lower revenues, or increased expenses, or both, which that company might not be able to recover fully through insurance, sales margins, or other means in a timely manner, or at all.

      Central Hudson and Griffith have programs in place from time-to-time which seek to constrain the potential variability in results of operations from variations in weather from historically normal seasonal levels through the use of risk management instruments, but no assurance can be given that suitable risk management instruments will be available.

      CENTRAL HUDSON'S RATE PLANS LIMIT ITS ABILITY TO PASS THROUGH INCREASED COSTS TO ITS CUSTOMERS; IF CENTRAL HUDSON'S RATE PLANS ARE MODIFIED BY STATE REGULATORY AUTHORITIES, CENTRAL HUDSON'S REVENUES MAY BE LOWER THAN EXPECTED

      As a transmission and distribution company delivering electricity and natural gas within New York State, Central Hudson is regulated by the PSC, which regulates retail rates, terms and conditions of service, various business practices and transactions, financings, and transactions between Central Hudson and CH Energy Group or CH Energy Group's other subsidiaries.

      The Rate Plans under which Central Hudson operated from November 2001 through June 30, 2006, were superseded by a new Rate Plan (i.e., the 2006 Order) covering the three-year period from July 1, 2006, to June 30, 2009. Rate Plans generally may not be changed during their respective terms, absent unusual circumstances. As a result, the new Rate Plan may not fully reflect all of the future trends in revenues (including but not limited to those related to weather patterns and energy conservation), expenses, construction costs, and other important factors that will determine Central Hudson's financial performance.

      The previous effective Rate Plans and the new Rate Plan and the 2006 Joint Proposal (which formed the basis for the 2006 Order) are discussed in Note 2 - "Regulatory Matters" of this 10-K Annual Report.

      CENTRAL HUDSON IS SUBJECT TO RISKS RELATING TO ASBESTOS LITIGATION AND MANUFACTURED GAS PLANT FACILITIES

      Litigations have been commenced against Central Hudson arising from the use of asbestos at its previously owned major generating assets, and Central Hudson is involved in a number of matters arising from contamination at MGP sites. Reference is made to Note 11 - "Commitments and Contingencies" and in particular to the subcaptions in Note 11 regarding "Asbestos Litigation" and "Former Manufactured Gas Plant Facilities" under the caption "Environmental Matters."

      HIGH WHOLESALE FUEL OIL PRICES MAY ADVERSELY AFFECT THE ABILITY OF GRIFFITH TO ATTRACT NEW CUSTOMERS, RETAIN EXISTING CUSTOMERS, MAINTAIN SALES VOLUMES, AND MAINTAIN MARGINS

      Griffith's management believes that high wholesale prices for fuel oil, such as those experienced in recent years, may adversely impact Griffith's ability to attract new full service residential customers and, to a lesser extent, retain existing full service residential customers. Griffith's management believes some customer attrition has occurred and may continue to occur as a result of former and prospective full service customers deciding, because of high fuel oil prices, to purchase fuel from discount distributors, which - unlike Griffith - do not offer other services such as equipment installation, repair, and maintenance. In addition, Griffith's management believes that some customers have conserved and may continue to conserve their use of fuel oil by accepting lower temperatures in their homes and by implementing home improvements (e.g., more insulation, better windows). If high fuel prices were to continue indefinitely, or such prices were to increase significantly, Griffith could experience further customer attrition, further conservation-related sales volume reductions, and/or compressed margins. If any or all of these were to occur and be material, the consequence could be a material reduction in profitability that could, in turn, lead to an impairment of the goodwill on Griffith's and CH Energy Group's balance sheets. Additionally, if customer attrition were to accelerate significantly, the remaining value of Griffith's customer list could be impaired or subject to faster amortization.

      COMMODITY PRICE VOLATILITY MAY ADVERSELY IMPACT THE PROFITABILITY OF CHEC'S INVESTMENT IN CORNHUSKER HOLDINGS

      CHEC's management believes that the volatility of wholesale prices of corn and ethanol, such as has been experienced in recent months, could adversely impact the profitability of Cornhusker Holdings' ethanol production facility and, by extension, CHEC's investment in Cornhusker Holdings. CHEC's management believes that increased demand for the facility's primary feedstock, corn, has caused wholesale corn prices to become higher and more volatile in recent months, in part as a result of the construction of new ethanol production facilities. CHEC's management also believes that trends in ethanol prices tend to follow trends in prices for gasoline, and that continued volatility and recent declines in gasoline prices have resulted in similar patterns in ethanol prices. If these corn and ethanol price trends were to continue, Cornhusker Holdings could experience decreased profits. If one or both of these trends were to intensify, the consequence could be materially reduced profitability or even losses that could, in turn, lead to an impairment of CHEC's investment in Cornhusker Holdings on CHEC's and Energy Group's balance sheets.

ITEM 1B - UNRESOLVED STAFF COMMENTS

      None.

ITEM 2 - PROPERTIES

      CH Energy Group has no significant properties other than those of Central Hudson, CHEC, and Griffith.

CENTRAL HUDSON

      ELECTRIC: Central Hudson owns electric generating facilities (described in the table below) and substations having an aggregate transformer capacity of 4.7 million kilovolt amps. Central Hudson's electric transmission system consists of 608 pole miles of line and the electric distribution system consists of 7,919 pole miles of overhead lines and 1,291 trench miles of underground lines.

      The aggregate net capability of Central Hudson's electric generating plants as of December 31, 2006, the net output of each plant for the year ended December 31, 2006, and the year each plant was placed in service or rehabilitated are as set forth below:

                                                           MW*
                                                     Net Capability
                                   Year Placed                            2006 Unit
Electric                           In Service/    (2006)   (2005-2006)   Net Output
Generating Plant   Type of Fuel   Rehabilitated   Summer     Winter         (MWh)
----------------   ------------   -------------   ------   -----------   ----------
Neversink **       Water               1953        22.0        21.0        32,468
Sturgeon Pool
Hydro Station      Water               1924        11.0        11.0        60,158
Dashville
Hydro Station      Water               1920         6.0         6.0        21,221
High Falls
Hydro Station      Water               1986         3.0         3.0        10,681
Groveville
Hydro Station***   Water               2000         0.8         0.8           916
                   Kerosene or
Coxsackie GT       Natural Gas         1969        20.0        24.0           279
South Cairo GT     Kerosene            1970        18.0        22.0           253
                                                  -----    --------      --------

                                  Total            80.8        87.8       125,976
                                                  =====    ========      ========

* Reflects maximum one-hour net capability of Central Hudson's electric generating plants and therefore does not include firm purchases or sales.

**    Neversink was transferred to the City of New York on October 3, 2006. See
      Note 11 - "Commitments and Contingencies" under the subcaption "Neversink Hydro Station."

*** Central Hudson is pursuing the sale of this plant and its potential sale is anticipated in 2007.

      ELECTRIC LOAD AND CAPACITY: Central Hudson's maximum one-hour demand for electricity within its own territory for the year ended December 31, 2006, occurred on August 2, 2006, and amounted to 1,295 MW. Central Hudson's maximum one-hour demand for electricity within its own territory for that part of the 2006-2007 winter capability period through January 15, 2007, occurred on December 8, 2006, and amounted to 911 MW.

      As a result of the sales of Central Hudson's interests in its major generating assets in 2001, Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from third-party providers to meet the demands of its full service customers. For more information, see Note 11 - "Commitments and Contingencies." Central Hudson entered into an agreement with Constellation to purchase capacity and energy from the Nine Mile 2 Plant for a ten-year period ending November 30, 2011. The agreement is "unit-contingent" in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Capacity and energy are purchased at defined prices that escalate over the life of the contract. On November 12, 2002, Central Hudson entered into agreements with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase energy (but not capacity) on a unit-contingent basis at defined prices for a period from January 1, 2005, to and including December 31, 2007.

      Purchases under these contracts are supplemented by purchases from the NYISO, which oversees the bulk electricity transmission system in New York State, and other parties. Central Hudson must also acquire sufficient peak load capacity to meet the peak load requirements of its full service customers. This capacity is made up of its own generating capacity, contracts with capacity providers, and purchases from the NYISO capacity market.

      NATURAL GAS: Central Hudson's natural gas system consists of 164 miles of transmission pipelines and 1,136 miles of distribution pipelines. For the year ended December 31, 2006, the total amount of natural gas purchased by Central Hudson from all sources was 10,484,433 Mcf. Central Hudson owns two propane-air mixing facilities for emergency and peak-shaving purposes, one located in Poughkeepsie, New York, and the other in Newburgh, New York. These facilities, in aggregate, are capable of supplying 10,000 Mcf per day with propane storage capability adequate to provide maximum facility output for up to six consecutive days.

      The peak daily demand for natural gas of Central Hudson's customers for the year ended December 31, 2006, and for that part of the 2006-2007 heating season through January 31, 2007, occurred on January 26, 2007, and amounted to 100,904 Mcf. Central Hudson's firm peak day natural gas capability in the 2006-2007 heating season was 138,510 Mcf, which excludes approximately 12,000 Mcf of transport customer deliveries.

      OTHER CENTRAL HUDSON MATTERS: Central Hudson's corporate headquarters is located in Poughkeepsie, New York. Central Hudson's electric generating plants and important property units are generally held by it in fee simple, except for certain ROW and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights. Certain of the Central Hudson properties are subject to ROW and easements that do not interfere with Central Hudson's operations. In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed and the remaining interest is owned by various telecommunications companies. In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contracts.

      During the three-year period ended December 31, 2006, Central Hudson made gross property additions of $189.8 million and property retirements and adjustments of $34.9 million, resulting in a net increase (including Construction Work in Progress) in gross utility plant of $154.9 million, or 15%.

CHEC

      As of December 31, 2006, Griffith owned or leased several office, warehouse, and bulk petroleum storage facilities. These facilities are located throughout Connecticut, Delaware, Maryland, Pennsylvania, Virginia, and West Virginia. The bulk petroleum storage facilities have capacities from 60,000 gallons up to in excess of 1.2 million gallons. Griffith's corporate headquarters is located in Columbia, Maryland.

      As of December 31, 2006, CHEC owned a 75% interest in Lyonsdale as well as a minority interest in Cornhusker Holdings and a 50% ownership interest in CH-Community Wind.

ITEM 3 - LEGAL PROCEEDINGS

      For a discussion of certain legal proceedings and certain administrative matters involving Central Hudson and Griffith, see Note 11 - "Commitments and Contingencies," which discussion is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5 - MARKET FOR CH ENERGY GROUP'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      For information regarding the market for CH Energy Group's common stock and related stockholder matters, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the captions "Capital Resources and Liquidity - Financing Program" and "Common Stock Dividends and Price Ranges" and Note 7 - "Capitalization - Common and Preferred Stock."

      Under applicable statutes and their respective Certificates of Incorporation, CH Energy Group may pay dividends on shares of its common stock and Central Hudson may pay dividends on its common stock and its preferred stock, in each case only out of surplus.

ITEM 6 - SELECTED FINANCIAL DATA OF CH ENERGY GROUP AND ITS SUBSIDIARIES

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CH ENERGY GROUP)
(In Thousands, except per share data)

                                                  2006           2005            2004          2003          2002
                                              ------------   -------------   ------------   -----------   -----------
Operating Revenues
   Electric................................   $    503,908   $     520,994   $    430,575   $   457,395   $   427,978
   Natural gas.............................        155,272         155,602        125,230       123,306       105,343
   Competitive business subsidiaries.......        334,253         295,910        235,707       225,983       162,520
                                              ------------   -------------   ------------   -----------   -----------
      Total................................        993,433         972,506        791,512       806,684       695,841

Operating Income...........................         77,511          79,025         75,133        76,301        63,683

Cumulative preferred stock dividends of
   subsidiary..............................            970             970            970         1,387         2,161

Income from continuing operations..........         43,084          44,291         42,423        43,985        36,453
Net gain on discontinued operations........              -               -              -             -         4,828
                                              ------------   -------------   ------------   -----------   -----------
Net Income.................................         43,084          44,291         42,423        43,985        41,281
Dividends Declared on Common Stock.........         34,046          34,046         34,046        34,093        35,095
                                              ------------   -------------   ------------   -----------   -----------
Balance Retained in the Business...........          9,038          10,245          8,377         9,892         6,186
Retained Earnings - beginning of year......        198,017         187,772        179,395       169,503       163,317
                                              ------------   -------------   ------------   -----------   -----------
Retained Earnings - end of year............   $    207,055   $     198,017   $    187,772   $   179,395   $   169,503
                                              ============   =============   ============   ===========   ===========
Common Stock
   Average shares outstanding - basic......         15,762          15,762         15,762        15,831        16,302
   Average shares outstanding - diluted....         15,779          15,767         15,771        15,835        16,316
   Earnings per share on average shares
      outstanding - basic..................   $       2.73   $        2.81   $       2.69   $      2.78   $      2.53
   Earnings per share on average shares
      outstanding - diluted................   $       2.73   $        2.81   $       2.69   $      2.77   $      2.51
   Dividends declared per share ...........   $       2.16   $        2.16   $       2.16   $      2.16   $      2.16
   Book value per share (at year-end) .....   $      32.54   $       31.97   $      31.31   $     30.80   $     30.31

Total Assets (at year-end).................   $  1,460,532   $   1,384,280   $  1,287,807   $ 1,310,076   $ 1,282,907
Long-term Debt (at year-end)**.............        337,889         343,886        319,883       278,880       269,877
Cumulative Preferred Stock (at year-end)...         21,027          21,027         21,030        21,030        33,530
Common Shareholders' Equity (at year-end)..        512,862         503,833        493,465       485,424       486,915

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

**    Net of current maturities of long-term debt.

      For additional information related to the impact of acquisitions and dispositions on the above, this summary should be read in conjunction with
      Item 7 - "Management Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report and Note 4 - "Acquisitions and Investments " of Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CENTRAL HUDSON)
(In Thousands)

                                                 2006          2005          2004           2003         2002
                                              -----------   -----------   -----------   -----------   -----------
Operating Revenues
   Electric................................   $   503,908   $   520,994   $   430,575   $   457,395   $   427,978
   Natural gas.............................       155,272       155,602       125,230       123,306       105,343
                                              -----------   -----------   -----------   -----------   -----------
      Total................................       659,180       676,596       555,805       580,701       533,321

Operating Income...........................        70,987        70,791        68,293        69,387        62,870

Net Income.................................        34,871        35,635        38,648        38,875        32,524

Dividends Declared on Cumulative
   Preferred Stock.........................           970           970           970         1,387         2,161
                                              -----------   -----------   -----------   -----------   -----------

Income Available for Common Stock..........        33,901        34,665        37,678        37,488        30,363
Dividends Declared to Parent - CH Energy
   Group...................................         8,500        17,000        25,500        34,162        30,000
                                              -----------   -----------   -----------   -----------   -----------
Balance Retained in the Business...........        25,401        17,665        12,178         3,326           363
Retained Earnings - beginning of year......        43,309        25,644        13,466        10,140         9,777
                                              -----------   -----------   -----------   -----------   -----------
Retained Earnings - end of year............   $    68,710   $    43,309   $    25,644   $    13,466   $    10,140
                                              ===========   ===========   ===========   ===========   ===========

Total Assets (at year-end).................   $ 1,215,823   $ 1,126,106   $ 1,029,442   $ 1,052,295   $ 1,018,766
Long-term Debt (at year-end)**.............       337,889       343,886       319,883       278,880       269,877
Cumulative Preferred Stock (at year-end)...        21,027        21,027        21,030        21,030        33,530
Common Shareholder's Equity (at year-end)..       323,040       297,639       279,974       267,796       264,143

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

**    Net of current maturities of long-term debt.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand CH Energy Group and Central Hudson.

      Please note that the Executive Summary (below) is provided as a supplement to, and should be read together with, the remainder of this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, including the Notes thereto, and the other information included in this 10-K Annual Report.

EXECUTIVE SUMMARY

BUSINESS OVERVIEW

      CH Energy Group is a holding company with four business segments:

            (1)   Central Hudson's regulated electric utility business;

            (2)   Central Hudson's regulated natural gas utility business;

            (3)   Griffith's fuel distribution business; and

            (4) CHEC's investments in renewable energy supply, energy efficiency, an energy sector venture capital fund, and other investments of CH Energy Group, consisting primarily of investments in liquid short-term securities.

      A breakdown of CH Energy Group's 2006 revenue and net income by segment is below.

                                   [PIE CHART]

                      ENERGY GROUP 2006 REVENUE BY SEGMENT

                  Central Hudson - Electric               51%
                  Central Hudson - Natural Gas            15%
                  Griffith                                33%
                  Other CHEC Investments                   1%

                                   [PIE CHART]

                     ENERGY GROUP 2006 NET INCOME BY SEGMENT

                  Central Hudson - Electric               61%
                  Central Hudson - Natural Gas            18%
                  Griffith                                 4%
                  Other CHEC Investments                  17%

      CH Energy Group intends to deliver shareholder value through a combination of dividend yield and earnings growth. In addition to the opportunities for increased growth in its businesses discussed below, CH Energy Group believes that creditworthiness and liquidity are important factors for its long-term success. In light of this, CH Energy Group has maintained sound financial policies at its primary subsidiary, Central Hudson, which presently has an "A" bond rating. In addition, committed lines of credit of $75 million at CH Energy Group and $125 million at Central Hudson have been established to provide sufficient liquidity to enable earnings growth and to facilitate operations in the volatile wholesale energy markets, respectively.

CENTRAL HUDSON

      Central Hudson delivers electricity and natural gas to approximately 367,000 customers in a defined service territory in the Mid-Hudson Valley region of New York State. Consistently ranking among the lowest cost electric utilities in New York State, Central Hudson's earnings are derived primarily from customer delivery charges. In addition to delivering electricity and natural gas, Central Hudson procures supplies of electricity and natural gas for a majority of its customers. Central Hudson recovers these supply costs from customers through adjustment clauses without deriving profits from these activities.

      Central Hudson's rates are regulated by the PSC, which is responsible for setting rates at a level that will recover the cost to provide safe and reliable service and provide a fair and reasonable return on the capital invested by shareholders.

      In addition to providing safe and reliable service, management's attention is focused on managing costs and customer rate stabilization, and thus maintaining above average levels of customer satisfaction. This approach promotes high customer satisfaction and positive regulatory relations which should translate into opportunities for shareholders.

      On July 24, 2006, the PSC issued the 2006 Order authorizing increases in Central Hudson's electric and natural gas delivery rates. Pursuant to the 2006 Order, an increase to electric delivery revenues of $53.7 million will be phased-in over three years with annual electric delivery rate increases of approximately $17.9 million as of July 1, 2006, July 1, 2007, and July 1, 2008. A natural gas delivery revenue increase of $14.1 million will be phased-in over two years with natural gas delivery rate increases of $8.0 million as of July 1, 2006, and $6.1 million as of July 1, 2007.

      A copy of the 2006 Order is available on CH Energy Group's website at www.chenergygroup.com.

      The 2006 Order provides Central Hudson with improved cash flow and revenue support for the recovery of the escalating cost of providing service to its customers and previously deferred costs as well as for significant investments in its electric and natural gas systems. Some of the more significant components of the 2006 Order include:

      o Continued recovery of purchased natural gas and electric supply costs through existing monthly adjustment mechanisms.

      o Increased rate allowances for pension and OPEB expenses that provide for the recovery of previously deferred expenses and of projected increases in these expenses.

      o Increased rate allowances for transmission and distribution ROW maintenance to improve reliability and stray voltage testing.

      o A rate allowance and deferral mechanism for expenses associated with MGP site remediation.

      o A ROE of 9.6% with sharing of earnings with customers at different rates if Central Hudson's actual ROE exceeds 10.6%.

      o Over $200 million of planned capital expenditures, if less than planned expenditures are made over the 2006 Order's three-year term, 150% of the revenue requirement related to the shortfall, plus carrying charges, must be refunded to customers.

      The 2006 Order assumes total sales volumes greater than amounts currently forecast for 2007, primarily due to price-induced customer conservation and weather. If actual sales volumes are lower than the levels assumed in the 2006 Order, cash flows and earnings could be negatively impacted, making it difficult for Central Hudson to earn its allowed ROE. In addition, as a function of Central Hudson's right to deliver electricity within its service territory, Central Hudson has an obligation to construct its system to meet the peak demand for electricity within its territory, even if that peak demand occurs only rarely and is appreciably higher than average demand. If capital expenditures are required to address this demand beyond the levels incorporated in the 2006 Order, Central Hudson's cash flows and earnings could be negatively impacted and financial pressures relative to future rate increases could grow. In response to management's expectation of these lower sales volumes, management is developing additional opportunities to reduce operating costs, primarily through productivity improvements.

      Changes in energy policy at the federal and state level following the November 2006 elections are expected to present new challenges and opportunities for Central Hudson. Central Hudson is actively participating in policy discussions in an effort to develop programs and regulatory mechanisms that have the potential to benefit customers and shareholders and to further public policy in this regard. One such opportunity is in the area of energy efficiency, which is increasingly seen as an important goal by Central Hudson's customers and government policy makers.

GRIFFITH

      Griffith serves a base of more than 85,000 customers in a market area comprised of parts of Connecticut, Delaware, Washington, D.C., Maryland, Massachusetts, New York, Pennsylvania, Virginia, and West Virginia. Griffith's revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment. Griffith's 2006 gross profit by petroleum product and service and installations is illustrated below.

                                   [PIE CHART]

              GRIFFITH 2006 GROSS PROFIT BY PRODUCT & SERVICE LINE

                     Heating Oil                        47%
                     Motor Fuels                        23%
                     Other Fuels                         5%
                     Service & Installations            25%

      During 2006, Griffith's earnings were favorably impacted by both customer growth and higher petroleum product margins. However, price-induced customer conservation resulted in lower sales volumes which more than offset the gains from customer growth and margins. Although wholesale fuel prices moderated during the fourth quarter of 2006, they continue to be high and there continues to be uncertainty regarding price volatility going forward.

      During 2006, Griffith pursued its strategy of growth by adding customers through its marketing programs and through acquisitions, along with improving its operational effectiveness. Since 2001, Griffith has acquired and integrated 29 small fuel distribution businesses, including 9 in 2006. Management believes its strategy is sustainable in 2007.

      Griffith's strong brand and marketing programs, effective cost management practices, strong customer service capabilities, and access to capital will continue to be competitive advantages in the fuel distribution market and are expected to drive improvements in Griffith's performance over time.

CHEC'S INVESTMENTS AND OTHER BUSINESSES

      In addition to Griffith, CHEC derives earnings through investments in the competitive energy markets. CHEC's investment objectives are to increase earnings and cash flow while limiting earnings volatility to a level that management believes is acceptable. CHEC faces strong competition for investment opportunities in the energy industry. The existence of this competition may make it difficult to make investments that offer appropriate risk-adjusted returns or may slow the rate at which such investments can be made. Increasing government support for certain investments (e.g. those related to renewable energy sources) have made such investments more attractive but have also resulted in increased competition for available opportunities.

      In 2006, CHEC made a third renewable energy investment - in a biomass electric generating plant - following investments in 2004 and 2005 in a fuel ethanol production facility and a wind energy venture, respectively. These investments contributed favorably to earnings in 2006 and are expected to continue to do so in the future. CHEC's other investments - in energy efficiency projects, a venture capital fund, and other small partnerships - are not expected to play a significant role in CH Energy Group's strategy going forward.

      CHEC's ability to make additional investments that provide attractive returns within acceptable earnings volatility parameters will be a key factor in CH Energy Group's ability to achieve its goal of increasing earnings per share over time.

      CH Energy Group's other investments consist primarily of investments in liquid short-term debt securities, the income from which fluctuates with market rates of interest. As discussed above, CH Energy Group intends to utilize its cash reserves to make additional investments in the competitive energy markets. As a result, income from these other investments is expected to decrease over time.

2006 IN REVIEW

      Earnings for CH Energy Group totaled $2.73 per share (basic) in 2006, versus the $2.81 per share (basic) posted during 2005. Unseasonable weather and customer conservation resulting from higher energy commodity prices were the two primary reasons for the $0.08 per share difference in year-over-year results.

      Despite growth in the number of customers during 2006, delivery volumes were noticeably reduced across all the forms of energy delivered: electricity, fuel oil, natural gas, gasoline, diesel fuel, and propane. The combination of high commodity costs and unusual weather drove customers to dramatically reduce their energy use throughout 2006.

      The annual earnings by business segment were as follows:

CENTRAL HUDSON'S ELECTRIC AND NATURAL GAS BUSINESSES

      Central Hudson's contribution to annual earnings was $2.15 per share, which was $0.05 per share lower than that of 2005. The impact of a cool summer and a warm winter on energy sales combined to decrease earnings by $0.25 per share during the course of the year, and customer conservation resulted in an additional $0.12 per share decline. Mechanisms from an expired regulatory agreement, rate increases resulting from the 2006 Order, and the sale of unused real property helped to offset the declines and increased expenses.

GRIFFITH

      Griffith contributed $0.10 per share to earnings this year, down from $0.23 per share in 2005. Customer conservation and unusual weather were again the principal causes of the decline. Earnings from the acquisitions of several small companies in

2006 were higher than those acquired in 2005, which helped to offset the impacts of lower sales.

OTHER BUSINESSES

      CH Energy Group (the holding company) and CHEC's investments posted $0.48 per share toward CH Energy Group's earnings in 2006, up from $0.38 per share in 2005. This 26% increase was largely attributable to earnings from CHEC's investments in Cornhusker Holdings and Lyonsdale.

REGULATORY MATTERS

RATE PROCEEDINGS - ELECTRIC AND NATURAL GAS

      For further information regarding Central Hudson's current rate agreement, see Note 2 - "Regulatory Matters" under the caption "New Rate Proceedings - Electric and Natural Gas."

OTHER PSC PROCEEDINGS

NON-UTILITY LAND SALES

      For further information regarding non-utility land sales, see Note 2 - "Regulatory Matters."

ELECTRIC RELIABILITY PERFORMANCE

      For further information regarding Central Hudson's electric reliability performance, see Note 2 - "Regulatory Matters."

RESULTS OF OPERATIONS

      The following discussion and analyses include explanations of significant changes in revenues and expenses between the twelve months ended December 31, 2006, and 2005, and the twelve months ended December 31, 2005, and 2004, for Central Hudson's regulated electric and natural gas businesses, Griffith, and the other businesses.

EARNINGS

      Earnings per share (basic and diluted) of CH Energy Group's common stock are computed on the basis of the average number of common shares outstanding (basic and diluted) during the subject year. The number of average shares outstanding of CH Energy Group common stock, the earnings per share, and the rate of return earned on average common equity, which is net income as a percentage of a monthly average of common equity, are as follows:

                                               2006       2005       2004
                                             --------   --------   --------
Average shares outstanding (In thousands):
   Basic .................................     15,762     15,762     15,762
   Diluted ...............................     15,779     15,767     15,771

Earnings per share:
   Basic .................................   $   2.73   $   2.81   $   2.69
   Diluted ...............................   $   2.73   $   2.81   $   2.69

Return earned on common equity ...........        8.4%       8.8%       8.5%

2006 AS COMPARED TO 2005

CH ENERGY GROUP CONSOLIDATED EARNINGS
Earnings per Share (Basic)

                                               2006       2005      Change
                                             --------   --------   --------
Central Hudson - Electric ................   $   1.67   $   1.63   $   0.04
Central Hudson - Natural Gas .............       0.48       0.57      (0.09)
Griffith .................................       0.10       0.23      (0.13)
Other Businesses .........................       0.48       0.38       0.10
                                             -------------------------------
                                             $   2.73   $   2.81   $  (0.08)
                                             ===============================

      CH Energy Group's reduction in earnings in 2006 was primarily the result of customer conservation and unfavorable weather.

CENTRAL HUDSON
Earnings per share (Basic)

                                               2006       2005      Change
                                             --------   --------   --------
Electric .................................   $   1.67   $   1.63   $   0.04
Natural Gas ..............................       0.48       0.57      (0.09)
                                             -------------------------------
Total ....................................   $   2.15   $   2.20   $  (0.05)
                                             ===============================

      Earnings from Central Hudson's electric and natural gas operations decreased $0.05 per share in 2006 as compared to 2005, due to the following:

Regulatory Mechanisms ..........................................   $   0.38 (a)
Rate Increases .................................................       0.32
Weather Impact on Sales ........................................      (0.25)(b)
Line Clearance Expense .........................................      (0.15)
Storm Restoration Expense ......................................      (0.10)
Other Operating Expenses .......................................      (0.11)
Interest Expense ...............................................      (0.09)
Lower Sales per Customer Due to Conservation ...................      (0.12)
Non-Utility Property Sales .....................................       0.08
2005 Favorable NYISO Billing Adjustment ........................      (0.04)
Other ..........................................................       0.03
                                                                   --------
                                                                   $  (0.05)
                                                                   ========

(a) Includes $0.16 per share from lower shared earnings, $0.06 per share from lower PSC reliability assessments, and $0.11 per share from revenue restoration.

(b) Includes $0.14 and $0.11 per share due to lower sales volumes for electric and natural gas, respectively, and is net of derivatives.

      Central Hudson's reduction in earnings was primarily the result of customer conservation and unfavorable weather. Revenues set aside for customers in 2005 were reinstated in 2006 to offset some of the unfavorable results of higher operating expenses and weather. Additionally, in 2006 Central Hudson recorded revenues to restore earnings towards the allowed rate of return in accordance with the provisions of the then-current Settlement Agreement. This regulatory mechanism is no longer available under the terms of the 2006 Order. Central Hudson's rate increase was designed to provide revenue support for the recovery of the escalating cost of providing service to its customers and of previously deferred costs.

GRIFFITH
Earnings per Share (Basic)

                                               2006       2005      Change
                                             --------   --------   --------
                                             $   0.10   $   0.23   $  (0.13)
                                             ===============================

      Griffith's earnings decreased $0.13 per share in 2006 compared to 2005, due to the following:

Acquisitions(1) ................................................   $   0.03
Reduction in Environmental Remediation Reserve .................       0.04
Margin on Petroleum Sales and Services .........................       0.10
Lower Sales per Customer Due to Conservation ...................      (0.10)
Weather Impact on Sales ........................................      (0.13)
Operating Expenses .............................................      (0.04)
Other ..........................................................      (0.03)
                                                                   --------
                                                                   $  (0.13)
                                                                   ========

(1) For the purposes of this chart, "Acquisitions" represents the incremental affect of acquisitions made by Griffith in 2006 and 2005.

      The reduction in earnings at Griffith was largely the result of customer conservation and warmer weather in 2006. Margins on petroleum products and service contracts increased over 2005 levels. Earnings from acquisitions of several small oil companies in 2006 were also higher than the acquisition-related earnings in 2005.

OTHER BUSINESSES
Earnings per Share (Basic)
                                               2006       2005      Change
                                             --------   --------   --------
                                             $   0.48   $   0.38   $   0.10
                                             ===============================

      Earnings from CH Energy Group (the holding company) and CHEC's partnership and other investment interests increased $0.26 per share in 2006 as compared to 2005, due to the following:

Tax Adjustment in 2005 .........................................   $  (0.14)
Sales of Non-Strategic Property ................................       0.02
Release of Reserves of a Former Subsidiary .....................       0.07
                                                                   --------
Subtotal Unusual Items .........................................   $  (0.05)

Cornhusker Holdings Investment .................................       0.10
Lyonsdale Investment ...........................................       0.03
Other ..........................................................       0.02
                                                                   --------
                                                                   $   0.10
                                                                   ========

      CH Energy Group's other unregulated businesses increased their earnings contribution by $0.10 per share over 2005 primarily due to the earnings of new investments including the Cornhusker Holdings and Lyonsdale. The release of reserves related to CH Resources, property sales, and other favorable variations largely offset the favorable tax adjustment recorded in 2005. The 2005 tax adjustment was largely due to the completion of the New York State income tax audit for 2001.

2005 AS COMPARED TO 2004

CH ENERGY GROUP CONSOLIDATED EARNINGS
Earnings per Share (Basic)

                                               2005       2004      Change
                                             --------   --------   --------
Central Hudson - Electric ................   $   1.63   $   1.85   $  (0.22)
Central Hudson - Natural Gas .............       0.57       0.54       0.03
Griffith .................................       0.23       0.18       0.05
Other Businesses .........................       0.38       0.12       0.26
                                             -------------------------------
                                             $   2.81   $   2.69   $   0.12
                                             ===============================

Details by segment are as follows:

CENTRAL HUDSON'S ELECTRIC AND NATURAL GAS BUSINESSES

      Earnings from Central Hudson's electric and natural gas operations decreased $0.19 per share in 2005 as compared to 2004, due to the following:

o A decrease of $0.38 per share due to the December 2004 expiration of the amortization of Central Hudson's share of the gain from the 2001 sales of its interests in its major generating assets.

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

o An increase of $0.03 per share due to an increase in natural gas net operating revenues. Deliveries to firm natural gas customers increased 2% overall as compared to a 3% increase in weather-normalized sales. Deliveries to residential and commercial customers, largely space heating sales, increased 1% and 3%, respectively, due to customer growth. Overall, natural gas residential heating degree-days were 1% higher than in 2004 but were 4% lower during the heating season months of January through March, and November and December. The decrease in degree-days during these months resulted in an unfavorable earnings impact of weather on natural gas net revenues of $0.02 per share.

o An increase of $0.01 per share due to the net effect of various other items including a reduction in regulatory carrying charges due to customers, which was partially offset by an increase in interest charges resulting from the issuance of long-term debt in November 2004 and December 2005 and an increase in the issuance of short-term debt. The reduction in carrying charges reflects the substantial use of the principal balance of the Customer Benefit Fund by December 31, 2004, for customer refunds and other authorized programs. See Note 2 - "Regulatory Matters" under the subcaption "Expiring Rate Proceedings - Electric and Natural Gas" for discussion of the Customer Benefit Fund.

GRIFFITH

      Griffith's earnings increased $0.05 per share in 2005 as compared to 2004, due to the following:

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

OTHER BUSINESSES

      Earnings from CH Energy Group (the holding company) and CHEC's partnerships and other investment interests increased $0.26 per share in 2005 as compared to 2004, due to the following:

o An increase of $0.15 per share due to lower income taxes for CH Energy Group, including a $0.09 per share adjustment relating to the completion of a tax audit for 2001 and adjustments of $0.04 and $0.02 per share, respectively, relating to 2004 and 2005 income tax provisions.

o An increase of $0.10 per share due to an increase in interest income largely from short-term investments held by CH Energy Group. The increase results from higher returns due to higher interest rates.

o An increase of $0.01 per share due to an increase in income from CHEC's other investment interests.

OPERATING REVENUES

      CH Energy Group's consolidated operating revenues increased $20.9 million, or 2.2%, in 2006 as compared to 2005, and increased $181 million, or 22.9%, in 2005 as compared to 2004. Details of these revenue changes are presented in the following charts and related discussions.

CENTRAL HUDSON'S ELECTRIC AND NATURAL GAS BUSINESSES

      Central Hudson's revenues consist of two major categories: those which offset specific expenses (matching revenues) and those that impact earnings. Matching revenues recover Central Hudson's actual costs for particular expenses. Any difference between these revenues and the actual expenses incurred is deferred for future recovery from or refund to customers and therefore does not impact earnings.

                     Increase or (Decrease) from Prior Year
                                 (In Thousands)
                                      2006

                                                Central Hudson
                                          -------------------------
                                           Electric     Natural Gas      Total
                                          ---------     -----------    --------
Revenues with Matching Offsets:(a)
   Energy Cost Adjustment                 $(40,143)     $ (9,062)      $(49,205)
   Sales to Other Utillities                (1,060)        8,940          7,880
   Customer Sales                           14,517         1,585         16,102
   Other Revenues                              202            40            242
                                          --------      --------       --------
      Subtotal                             (26,484)        1,503        (24,981)
                                          --------      --------       --------

Revenues Impacting Earnings:
   Customer Sales                             (439)(b)    (2,859)(c)     (3,298)
   Other Regulatory Mechanisms               8,444          (260)         8,184
   Sales to Other Utillities                    --         1,578          1,578
   Weather-Hedging Contracts                 1,342           116          1,458
   Other Revenues                               51          (408)          (357)
                                          --------      --------       --------
      Subtotal                               9,398        (1,833)         7,565
                                          --------      --------       --------
         Total                            $(17,086)     $   (330)      $(17,416)
                                          --------      --------       --------

                     Increase or (Decrease) from Prior Year
                                 (In Thousands)
                                      2005
                                              Central Hudson
                                         ------------------------
                                          Electric    Natural Gas      Total
                                         ---------    -----------    ---------
Revenues with Matching Offsets:(a)
   Energy Cost Adjustment                $  84,996     $  20,480     $ 105,476
   Sales to Other Utilities                  1,818         4,351         6,169
   Customer Sales                             (305)          (45)         (350)
   Other Revenues                             (145)          (11)         (156)
                                         ---------     ---------     ---------
      Subtotal                              86,364        24,775       111,139
                                         ---------     ---------     ---------

Revenues Impacting Earnings:
   Customer Sales                            7,135(b)      2,943(c)     10,078
   Other Regulatory Mechanisms              (1,509)        1,761           252
   Sales to Other Utilities                     --           768           768
   Weather-Hedging Contracts                (2,079)          (45)       (2,124)
   Other Revenues                              508           170           678
                                         ---------     ---------     ---------
      Subtotal                               4,055         5,597         9,652
                                         ---------     ---------     ---------
         Total                           $  90,419     $  30,372     $ 120,791
                                         ---------     ---------     ---------

(a) Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased electricity and natural gas costs. Other related costs are pensions, OPEB, and the cost of special programs authorized by the PSC, which are funded with certain available credits. Changes in revenues from electric sales to other utilities also do not affect earnings since any related profits or losses are returned or charged, respectively, to customers. For natural gas sales to other utilities, 85% of such profits are returned to customers.

(b) Includes an offsetting restoration of amounts from the Customer Benefit Fund for customer refunds to all customers and back-out credits for retail access customers.

(c) Includes both firm and interruptible customers.

      Electric revenues decreased $17.1 million in 2006 due to a decrease of $26.5 million in revenues with matching offsets. A decrease in energy cost adjustment revenues due to lower deliveries and lower wholesale costs was partially offset by an increase in revenues for pension and OPEB costs resulting from the 2006 Order. Revenues affecting earnings increased $9.4 million primarily due to favorable changes in other regulatory mechanisms related to shared earnings, the restoration of revenues recorded in accordance with PSC authorization, service interruptions, and amounts collected for uncollectible expense and working capital.

      Natural gas revenues decreased $0.3 million in 2006 due to a decrease of $1.8 million in revenues impacting earnings, primarily due to lower deliveries resulting from milder weather and some customer conservation. This decrease was largely offset by an increase of $1.5 million in revenues with matching offsets due to increases in sales to other utilities and revenues for pension and OPEB costs due to the 2006 Order, partially offset by a decrease in energy cost adjustment revenues due to lower deliveries resulting from a milder winter.

      Electric and natural gas revenues increased $120.8 million in 2005 due largely to an increase in energy cost adjustment revenues resulting from higher purchased electricity and natural gas costs. Revenues impacting earnings reflect increases in electric and natural gas deliveries due, respectively, to warmer than normal summer weather and customer growth.

GRIFFITH

                                Griffith Revenues
                     Increase or (Decrease) from Prior Year
                                 (In Thousands)

                                                            2006          2005
                                                          --------      --------
Heating Oil
   Base Company(1) ....................................   $ (8,619)     $ 22,735
   Acquisitions(2) ....................................      6,939         3,640
                                                          --------      --------
      Total Heating Oil ...............................   $ (1,680)     $ 26,375
                                                          --------      --------
Motor Fuels
   Base Company .......................................     21,946        31,485
   Acquisitions .......................................      8,075           209
                                                          --------      --------
      Total Motor Fuels ...............................   $ 30,021      $ 31,694
                                                          --------      --------
Service Revenues
   Base Company .......................................      1,803         1,395
   Acquisitions .......................................      1,728           361
                                                          --------      --------
      Total Service Revenues ..........................   $  3,531      $  1,756
                                                          --------      --------
Other
   Propane ............................................       (285)          528
   Weather-Hedging Contracts ..........................        823          (135)
   Other ..............................................        323           170
                                                          --------      --------
      Total Other .....................................   $    861      $    563
                                                          --------      --------

      Total Revenues ..................................   $ 32,733      $ 60,388
                                                          ========      ========

(1) For the purposes of this chart, "Base Company" means Griffith as constituted at January 1, 2006, and 2005 (i.e., without any impact from acquisitions made by Griffith in 2006 and 2005).

(2) For the purposes of this chart, "Acquisitions" represents the incremental effect of acquisitions made by Griffith in 2006 and 2005.

      Revenues, net of the effect of weather hedging contracts, increased $32.7 million in 2006 due largely to an increase in revenues from petroleum products. Revenues from heating oil decreased due to a decrease in volumes, which was partially offset by an increase in selling price. Revenues from the sale of motor fuels increased due to an increase in selling price and an increase in sales volumes related primarily to acquisitions made in 2006 and 2005.

      Revenues in 2005 increased $60.4 million due largely to an increase in revenues from the sale of heating oil and motor fuels which increased due to a higher average selling price which was needed to cover the increased cost of petroleum products.

DELIVERY AND SALES VOLUMES

      Delivery and sales volumes for both Central Hudson and Griffith vary in response to weather conditions. Electric deliveries peak in the summer, and deliveries of natural gas and petroleum products used for heating purposes peak in the winter. Sales also vary in response to the price of the particular energy product and with the economy.

CENTRAL HUDSON'S ELECTRIC AND NATURAL GAS BUSINESSES

      The following chart reflects the change in the level of electric and natural gas deliveries (i.e., sales) for 2006 as compared to 2005 and 2005 as compared to 2004. Deliveries of electricity and natural gas to residential and commercial customers are the primary contributors to Central Hudson's earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

                                            Increase (Decrease) from Prior Year
                                            Electric (MWh)     Natural Gas (Mcf)
                                           ---------------     -----------------
                                           2006       2005       2006       2005
                                           ----       ----      ------     -----
Residential                                (6%)         8%       (13%)       1%
Commercial                                 (3%)         4%       (10%)       3%
Industrial                                 (3%)         0%       (23%)      (6%)
Other (a)                                   0%          0%        10%       (2%)
                                           --         ---        ---        --
Total                                      (4%)         4%        (7%)       1%

   (a) Includes interruptible natural gas deliveries.

      Electric deliveries to residential and commercial customers in 2006 decreased as a result of less usage due to cooler summer and warmer winter weather conditions, as well as some conservation by customers, which was partially offset by modest customer growth. As compared to 2005, cooling degree-days decreased 31% and electric residential heating degree-days decreased 6%. Degree-day variation is determined based on billing cycles.

      Natural gas deliveries to residential and commercial customers also decreased due to weather conditions and conservation measures on the part of customers, which was partially offset by modest customer growth. Residential natural gas heating degree-days decreased 5% in 2006 as compared to 2005. Industrial deliveries decreased 23% due to lower usage and the loss of a large customer due to bankruptcy.

      Electric deliveries to residential and commercial customers were higher in 2005 as compared to 2004 due to increased usage due to hotter summer weather and modest customer growth. Cooling degree-days increased 55% over the prior year and were 58% higher than normal.

      Natural gas deliveries to residential customers and commercial customers in 2005 increased due primarily to customer growth.

      As a result of sharing arrangements established for interruptible natural gas deliveries and interruptible transportation of customer-owned natural gas, as described under the caption "Incentive Arrangements" below, variations in these deliveries from year-to-year typically have a minimal impact on earnings.

      As a result of the 2006 Order, there is no volumetric charge for delivery of electricity to certain commercial and industrial customers. Revenues from these customers are based on charges related to their peak demand for energy on a monthly basis.

INCENTIVE ARRANGEMENTS

      Under certain earnings sharing formulas approved by the PSC, Central Hudson either shares with its customers certain revenues and/or cost savings exceeding predetermined levels or is penalized in some cases for shortfalls from certain performance standards.

      Earnings sharing formulas are currently effective for interruptible natural gas deliveries and natural gas capacity release transactions. Performance standards apply to electric service reliability, certain aspects of customer service, natural gas safety, and customer satisfaction, and certain aspects of retail market participant satisfaction.

      The net results of these and previous earnings sharing formulas had the effect of decreasing pre-tax earnings by $0.4 million in 2006, $0.6 million in 2005, and increasing pre-tax earnings by $0.3 million above the applicable sharing thresholds in 2004.

      In addition to the above-noted items, through June 30, 2006, Central Hudson shared with customers earnings over a base ROE of 10.5% on the equity portion of Central Hudson's rate base, which was determined in accordance with the criteria set forth in the 2001 Rate Plan. During 2004 and 2005, Central Hudson recorded $3.5 million and $2.4 million as a regulatory liability for the customer portion of these pre-tax shared earnings. $1.7 million of the total amount recorded in 2005 was reversed in 2006 due to lower than anticipated ratemaking operating income in the six months ended June 30, 2006. The earnings sharing ROE threshold, as provided by the 2006 Order, is 10.6%.

      See Note 2 - "Regulatory Matters" of this 10-K Annual Report under the captions "New Rate Proceedings - Electric and Natural Gas" and "Expiring Rate Proceedings - Electric and Natural Gas" for a description of earnings sharing formulas approved by the PSC for Central Hudson.

GRIFFITH

      Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

                                  Sales Volumes
                % Increase (Decrease) in Gallons from Prior Year

                                                                2006      2005
                                                               -----     -----
Heating Oil
   Base Company(1) Volume                                      (16.6)%   (10.7)%
   Acquisition(2) Volume                                         4.3%      2.1%
                                                               -----     -----
      Total Heating Oil                                        (12.3)%    (8.6)%
                                                               -----     -----
Motor Fuels
   Base Company Volume                                           1.0%     (4.1)%
   Acquisition Volume                                            5.1%      0.1%
                                                               -----     -----
      Total Motor Fuels                                          6.1%     (4.0)%
                                                               -----     -----
Propane and Other
   Base Company Volume                                         (14.4)%    (2.1)%
   Acquisition Volume                                            0.3%        0%
                                                               -----     -----
      Total Propane and Other                                  (14.1)%    (2.1)%
                                                               -----     -----
Total
   Base Case Volume                                             (7.8%)    (7.3%)
                                                               -----     -----
   Acquisition Volume                                            4.6%      1.1%
                                                               -----     -----
      Total                                                     (3.2%)    (6.2%)
                                                               =====     =====

(1) For the purposes of this chart, "Base Company" means Griffith as constituted at January 1, 2006, and 2005 (i.e., without any impact from acquisitions made by Griffith in 2006 and 2005).

(2) For the purposes of this chart, "Acquisition" represents the incremental effect of acquisitions made by Griffith in 2006 and 2005.

      Sales of petroleum products decreased 3.2% in 2006 compared to 2005. This was primarily as a result of a 12.3% decrease in sales of heating oil, largely attributable to warmer weather in 2006 as compared to 2005. Additionally, sales declined due to customer conservation because of the increased cost of heating oil. Motor fuel sales increased 6.1% primarily from the impact of acquisitions made during 2005 and 2006. Sales of propane decreased 14.1%, due primarily to warmer weather in 2006 as compared to 2005 and customer conservation. There was a 14.9% decrease in heating degree-days in 2006 as compared to 2005. Degree-day variation is adjusted for the delay between the actual weather and product delivery.

      Sales of petroleum products decreased 6.2% in 2005 compared to 2004. This was primarily as a result of an 8.6% decrease in sales of heating oil, although the weather was colder in 2005 than in 2004 as evidenced by a 4% increase in heating degree-days. The sales decrease was primarily due to a reduction in commercial sales resulting from higher relative prices for heating oil as compared to those for natural gas and a decrease in residential sales due to customer attrition and conservation because of the increased cost of heating oil. Motor fuel sales decreased 4%, primarily from customer attrition resulting principally from the loss of one large volume, low margin customer. The decrease in propane sales is largely attributable to customer conservation.

OPERATING EXPENSES

CENTRAL HUDSON'S ELECTRIC AND NATURAL GAS BUSINESSES

      The most significant elements of Central Hudson's operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson's energy cost adjustment mechanisms. The following reflects, as a percentage of every revenue dollar related to electric or natural gas deliveries, the amount expended for purchased electricity (including nominal amounts spent for fuel used in electric generation) and purchased natural gas for 2006, 2005, and 2004.

                                                2006     2005     2004
                                               ------   ------   ------
      Purchased Electricity                      59%      65%      58%
      Purchased Natural Gas                      68%      68%      62%

      As a result of the sales of Central Hudson's interests in its major generating assets in 2001, Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from forward contracts and the NYISO. For information regarding these electricity purchase contracts, see Item 2 - "Properties" under the subcaption "Electric Load and Capacity" and Note 11 - "Commitments and Contingencies."

      Total utility operating expenses decreased $17.6 million, or 2.9%, from $605.8 million in 2005 to $588.2 million in 2006. Purchased electricity and fuel used in electric generation decreased $41.4 million due to decreases in wholesale costs and volumes purchased, the latter due primarily to a decrease in usage resulting from cooler weather during the months of July through September 2006. This decrease was partially offset by an increase in other expenses of operation, which increased $25.4 million, or 25.6%, from $99.4 million in 2005 to $124.8 million in 2006 largely due to an increase in the level of pension and OPEB costs recorded in accordance with the 2006 Order, which also provided a corresponding increase in revenue. Other expense increases included tree-trimming activities to further improve system reliability and an increase in storm restoration costs due to a number of severe wind storms in 2006. The increase in other expenses of operation was partially offset by $2.2 million in gains realized on the sale of real property in 2006.

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

GRIFFITH

      Griffith's operating expenses for 2006 increased $35.6 million, or 12.4%, from $286.9 million in 2005 to $322.5 million in 2006. The cost of petroleum products increased $31.0 million, or 13.7%, due to higher wholesale market prices. Other operating expenses increased $4.6 million in 2006 due primarily to operating expenses of acquisitions made in 2005 and 2006.

      Griffith's operating expenses for 2005 increased $58.8 million, or 25.8%, from $228.1 million in 2004 to $286.9 million in 2005. The cost of petroleum increased $57.3 million, or 34%, due to higher wholesale market prices. Other operating expenses increased $1.5 million in 2005 due to an increase in general and administrative expenses.

REVENUES AND OPERATING EXPENSES

OTHER BUSINESSES

      On April 12, 2006, CHEC purchased a 75% majority interest in Lyonsdale from Catalyst Renewables Corporation. Lyonsdale owns and operates a 19-megawatt, wood-fired electric generating plant. The operating results of Lyonsdale have been consolidated in the financial statements of CH Energy Group since the date of purchase. The 2006 results for Lyonsdale reflect operating revenues of $5.6 million, operating expenses of $6.1 million, and favorable tax benefits of $1.1 million, including production tax credits of $0.8 million.

OTHER INCOME AND DEDUCTIONS

CENTRAL HUDSON'S ELECTRIC AND NATURAL GAS BUSINESSES

      Other Income and Deductions for Central Hudson remained essentially unchanged in 2006 as compared to 2005. A decrease in regulatory carrying charges due from customers related to pension costs was largely offset by the recording of favorable regulatory adjustments for the change in interest costs on Central Hudson's variable rate debt. The variation related to the variable rate debt is offset by changes in the related interest charges.

      Other Income and Deductions decreased $10.8 million, or 65%, in 2005 as compared to 2004, due to the completion of the amortization in December 2004 of Central Hudson's share of the gain from the 2001 sales of its interests in its major generating assets (see subcaption "Expired Amortization" below) and a reduction in carrying charges due from customers related to pension costs. In its June 2004 Rate Order adopting the terms of Central Hudson's Joint Proposal for Rate Plan Modification, the PSC authorized the use of the Customer Benefit Fund to offset pension under-collection balances, which reduced the balance upon which regulatory carrying charges for pension costs are determined. This reduction was partially offset by favorable regulatory adjustments for the change in interest rates on Central Hudson's variable rate long-term debt. The variations related to Central Hudson's variable rate long-term debt and pension-related carrying charges are offset by changes in interest charges on the variable rate debt and the Customer Benefit Fund, respectively.

      EXPIRED AMORTIZATION: Under a prior PSC regulatory settlement related to the sales of Central Hudson's interests in its major generating assets, a portion of the gain recognized on those sales was recorded as Other Income over a four-year period which commenced in 2001 and ended in 2004. The amount recorded in 2004, net of tax, was $5.9 million.

OTHER BUSINESSES

      Other Income and Deductions for CH Energy Group (the holding company) and CHEC's investments in partnerships and other investments (other than Griffith) increased $1.5 million in 2006 as compared to 2005. This was due primarily to a $1.6 million increase in income from CHEC's interest in Cornhusker Holdings and a $0.7 million pre-tax gain on the sale of real property held by CH Energy Group. These increases were partially offset by losses on other investments held by CHEC.

      Other Income and Deductions increased $2.3 million in 2005 as compared to 2004. The increase primarily reflects an increase in interest income from short-term investments held by CH Energy Group due to higher interest rates, an increase in income from CHEC's partnership and other investments, and a decrease in business development costs.

INTEREST CHARGES

CENTRAL HUDSON'S ELECTRIC AND NATURAL GAS BUSINESSES

      Interest charges (which relate solely to Central Hudson) increased $3.4 million in 2006 as compared to 2005. The increase is due primarily to an increase in interest charges on long-term debt, resulting from the issuance of medium-term notes in December 2005 and November 2006 and increased interest charges on Central Hudson's variable rate debt. The increase also reflects an increase in interest on short-term debt due to a higher average balance outstanding and higher interest rates. Regulatory carrying charges on deferred balances due customers also increased.

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

      The following table sets forth pertinent data on CH Energy Group's outstanding debt. All of this debt relates to Central Hudson:

                                                2006        2005        2004
                                              ---------   ---------   ---------
                                                  (Dollars In Thousands)
Long-Term Debt:
  Debt retired .............................  $       -   $       -   $  15,000
  Debt issued ..............................  $  27,000   $  24,000   $  41,000
  Outstanding at year-end:
    Amount (including current portion) .....  $ 370,889   $ 343,886   $ 319,883
    Weighted average interest rate .........       4.88%       4.47%       3.93%
Short-Term Debt:
  Average daily amount outstanding .........  $  27,657   $  16,559   $   9,929
  Weighted average interest rate ...........       5.24%       3.65%       1.73%

      See Note 6 - "Short-Term Borrowing Arrangements" and Note 8 - "Capitalization - Long-Term Debt" for additional information on short-term and long-term debt of CH Energy Group and/or Central Hudson.

INCOME TAXES

      CH Energy Group's consolidated federal and state income taxes for 2006 decreased $2.1 million as compared to 2005. The overall reduction in income taxes reflects a $2.4 million decrease in income taxes for Central Hudson's electric and natural gas operations due to a decrease in earnings and a decrease in taxes due to the reversal of income tax reserves from the favorable results of the 2001 through 2003 federal income tax audits, which was partially offset by increased New York State income taxes due to the capital base tax for 2006. The reduction in income taxes from Central Hudson was partially offset by an increase in taxes due to the absence of favorable income tax adjustments recorded in the second quarter of 2005 related to the completion of a tax audit, which was partially offset by $1.0 million of federal production tax credits generated from CHEC's investments in Lyonsdale and Cornhusker Holdings.

      CH Energy Group's consolidated federal and state income taxes for 2005 decreased $5.4 million as compared to 2004. The overall reduction in income taxes reflects a decrease in income taxes for Central Hudson's regulated electric and natural gas operations of $4.5 million due to a decrease in earnings and a decrease in taxes related to deductions for operating reserves, a decrease of $1.4 million for CH Energy Group (the holding company) and CHEC's partnership and other investment interests due to adjustments relating to the completion of a tax audit for 2001, adjustments for the 2004 and 2005 income tax accruals which were partially offset by an increase in the taxes due to increased earnings, and an increase of $0.5 million for Griffith due to an increase in earnings.

      For further information regarding income taxes, see Note 3 - "Income Tax."

OTHER MATTERS

NYISO RE-PRICING ADJUSTMENT

      On July 20, 2005, Central Hudson received a payment from the NYISO for adjustments to energy sales transactions that had occurred in May 2000, when Central Hudson owned the Danskammer Plant and a share of the Roseton Plant. The adjustments resulted from a decision of the United States Court of Appeals for the District of Columbia and a subsequent Order of the FERC that directed the NYISO to increase the real-time pricing on those transactions. Since the payment related to unresolved billing issues existing at June 30, 2005, its impact was recorded in the financial results for that quarter. The payment resulted in an increase to net income of $572,000, or $0.04 per share. Additionally, as a result of PSC regulatory mechanisms in place in 2000, Central Hudson's customers received $2.7 million of the NYISO payments which were returned to them through Central Hudson's electric cost adjustment mechanism.

ENERGY ACT

      On August 8, 2005, the Energy Act became law. Among its major provisions, the Energy Act gives the FERC new authority to approve and enforce reliability standards for the electric power grid, to provide rate incentives for new investment in transmission infrastructure, to investigate and impose significant new penalties for the manipulation of wholesale energy markets, to review and approve mergers and other transactions involving public utility holding companies, and to review the books and records of such holding companies. The Energy Act also provides tax incentives for the development of cleaner, more environmentally acceptable fuels and greater energy efficiency. In this connection, Cornhusker Holdings derives an immaterial tax benefit from the provisions of the Energy Act related to small ethanol producers. Notwithstanding this benefit, at the present time, the Energy Act has not had any material financial impact on CH Energy Group, Central Hudson, or their affiliates.

PENSION PROTECTION ACT

      On August 17, 2006, President Bush signed the Pension Protection Act into law. The Pension Protection Act introduces new funding requirements for single and multi-employer defined benefit pension plans, addresses plan design for cash balance and other hybrid plans, and addresses contributions to defined contribution plans, deduction limits for contributions to retirement plans, and investment advice provided to plan participants. The new defined benefit funding rules are effective for plan years beginning after December 31, 2007. Certain transition rules will apply for 2008 through 2010. Based on the requirements of the Pension Protection Act, Central Hudson's actuarial consultant provided estimated annual contributions under various economic scenarios for the four-year period from 2007-2010. The estimated contributions were calculated to achieve a 100% funded ratio by 2011 and not drop below 80% in any given year. Under economic growth assumptions of above average to average growth, annual contributions could range from $0-$11 million. Under a recession scenario that assumes both economic growth and inflation decline through 2009 before a partial recovery, annual contributions could range from $30-$40 million.

HIGHER ENERGY PRICES

      In 2006, Central Hudson's regulated electric and natural gas delivery customers received bills reflecting higher per unit energy prices than those received in 2005. For heating customers, total bill impacts were partially mitigated by a reduction in average usage in response to warmer winter weather. Higher energy prices themselves have little or no impact on Central Hudson's earnings due to adjustment mechanisms that recover energy costs from customers, but management believes that recent high energy prices have caused a change in customer behavior toward increased conservation and energy efficiency, resulting in a decrease in delivery volumes and a negative impact on earnings. Additionally, persistently higher prices or further price increases could lead to an economic slowdown and dampen economic growth in Central Hudson's service territory. Slower growth could adversely affect the overall volume of electricity and natural gas deliveries compared to the levels reflected in the 2006 Order, reducing earnings from utility operations.

      Griffith's customers are also experiencing higher per unit prices. In 2006, Griffith experienced year-over-year volume decreases that were partially driven by price-sensitive conservation and energy efficiency efforts and fuel switching. If fuel oil prices remain high in 2007, energy efficiency efforts and continued conservation could further reduce residential fuel delivery volumes.

      Both Central Hudson and Griffith may also face several other challenges that could result from continued higher prices: higher working capital needs driven by lags between disbursements to energy suppliers and receipts from customers, higher bad debt expenses resulting from customers who are unable to pay higher energy bills, and political and regulatory responses to higher energy prices. Management believes that CH Energy Group has adequate liquidity to meet the working capital demands of the current and near-term energy price environment and is actively monitoring bad debt expense and the political/regulatory environment.

      CHEC's investment in ethanol production (i.e., in Cornhusker Holdings) may realize benefits from higher energy prices in the future through higher prices for the ethanol produced, but in the short-term benefits would be limited by the extent volumes have been sold at fixed prices. These benefits, however, may be offset by higher prices for the inputs used in the ethanol production process.

CHANGES IN ACCOUNTING STANDARDS

      See Note 1 - "Summary of Significant Accounting Policies" under the caption "New Accounting Standards and Other FASB Projects - Standards Implemented" for discussion of other relevant FASB proposals.

RETIREMENT PLAN

      As described more fully in Note 9 - "Post-Employment Benefits," Central Hudson has a non-contributory Retirement Plan covering substantially all of its employees. The Retirement Plan is a defined benefit plan which provides pension benefits based on an employee's compensation and years of service.

      The significant assumptions and estimates used to account for the Retirement Plan are the discount rate, the expected long-term rate of return on Retirement Plan assets, the rate of compensation increase, and the method of amortizing gains and losses.

      The discount rate is determined each year as of September 30 based on the rate at which obligations could be effectively settled. The rate is based on the Citigroup Pension Discount Curve. Central Hudson selects the rate after consultation with its actuarial consultant. Central Hudson's discount rate was 5.8% as of the most recent valuation date, September 30, 2006.

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

      The net losses are currently $79.2 million, including losses for the years 1996 through 2006. Therefore, the future annual amortization of these losses will increase pension expense, determined under SFAS No. 87, titled EMPLOYERS' ACCOUNTING FOR PENSIONS, from its current level unless there are offsetting future gains or other offsetting components of pension expense.

      Since September 30, 2006, the latest measurement date, there have been no material changes in the level of Retirement Plan assets, the discount rate used to determine the Retirement Plan liabilities, or the assumptions regarding expected returns on Retirement Plan assets.

      Based on current levels of Retirement Plan assets and obligations, a change of 0.25% in the long-term rate of return assumption would change pension expense by approximately $0.8 million and a change of 0.25% in the discount rate would change pension expense by approximately $1.3 million.

      Under the policy of the PSC regarding pension costs, Central Hudson recovers its net periodic pension and OPEB costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. As a result, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time. The Retirement Plan's liquidity is primarily affected by the cash contributions made by Central Hudson to the Retirement Plan. Central Hudson contributed $7 million to the Retirement Plan in 2006. Central Hudson did not make a contribution to the Retirement Plan in 2005. Based on the requirements of the Pension Protection Act, Central Hudson's actuarial consultant provided estimated annual contributions under various economic scenarios for the four-year period from 2007-2010. The estimated contributions were calculated to achieve a 100% funded ratio by 2011 and not drop below 80% in any given year. Under economic growth assumptions of above average to average growth, annual contributions could range from $0-$11 million. Under a recession scenario that assumes both economic growth and inflation decline through 2009 before a partial recovery, annual contributions could range from $30-$40 million. The actual contributions could vary significantly based upon economic growth, projected investment returns, inflation, and interest rate assumptions.

      For additional information regarding the Retirement Plan, see Note 9 - "Post-Employment Benefits."

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOW SUMMARY - CH ENERGY GROUP

                                                           Variance
(Millions of Dollars)                2006       2005     2006 vs. 2005
---------------------             ---------   ---------  -------------
Net cash provided by (used in):
   Operating Activities           $    88.5   $   44.8   $        43.7
   Investing Activities               (89.3)     (73.5)          (15.8)
   Financing Activities               (24.5)       7.7           (32.2)
                                  ---------   --------   -------------
Net change for the period             (25.3)     (21.0)           (4.3)
Balance at beginning of period         49.4       70.4           (21.0)
                                  ---------   --------   -------------
Balance at end of period          $    24.1   $   49.4   $       (25.3)
                                  =========   ========   =============

NET CASH PROVIDED BY OPERATING ACTIVITIES

      CH Energy Group's net cash flows provided by operating activities reflect the operations of its two direct subsidiaries, Central Hudson and CHEC, and the interest income CH Energy Group earns on its cash balances and short-term investments.

      CH Energy Group's net cash flows provided by operating activities of $88.5 million during the twelve months ended December 31, 2006, were $43.7 million higher as compared to the twelve months ended December 31, 2005. The increase in operating cash flows reflects a decrease in accounts receivable and accounts payable and cash collected from customers participating in Central Hudson's and Griffith's budget billing programs. The decreases in accounts receivable and accounts payable are both primarily due to reduced billings to Central Hudson and Griffith customers as a result of lower wholesale costs for purchased electricity and petroleum products, and lower sales volumes due to warmer winter weather as compared to last year. Additionally, because of the warmer winter weather and timing differences in billing, customers in the budget billing programs have paid more for electricity, natural gas, and heating oil than they used in 2006. Budget billing accounts are adjusted annually to compensate for such variations. The increase in operating cash flows was slightly offset by prepaid income taxes and by a $7.0 million contribution to the Retirement Plan.

NET CASH USED IN INVESTING ACTIVITIES

      CH Energy Group's investing activities reflect the capital expenditures and other investing activities of its two direct subsidiaries, Central Hudson and CHEC.

      Net cash flows used in investing activities were $15.8 million higher during the twelve months ended December 31, 2006, as compared to the same period in 2005. The purchase of a majority interest in Lyonsdale, Central Hudson's increased investments in plant and equipment, and minor acquisitions made by Griffith increased expenditures in 2006. Partially offsetting the higher expenditures were repayments made to CHEC for notes outstanding and proceeds from sales of real property. Net funds used in the purchase and sale of CH Energy Group's short-term investments also contributed to the net increase in cash flows used in investing activities. As discussed in Note 1 - "Summary of Significant Accounting Policies" under caption "Revision in the

Classification of Certain Securities," these investments were previously classified as cash and cash equivalents. As a result of this revision in classification, CH Energy Group concluded that it is appropriate to classify these securities on the Consolidated Balance Sheet for CH Energy Group as short-term investments - available-for-sale securities. As a result of this revision in classification, CH Energy Group has also made corresponding adjustments to its Consolidated Statement of Cash Flows for all periods presented to reflect the gross purchases and liquidation of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents. This revision in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations, or financial covenants and does not affect previously reported cash flows from operating or financing activities. The Consolidated Financial Statements of Central Hudson were not affected by this revision in classification. For more information relating to CH Energy Group's short-term investments, see Note 1 - "Summary of Significant Accounting Policies" under caption "Short-Term Investments."

      For more information with respect to acquisitions and investments see
Note 4 - "Acquisitions and Investments."

NET CASH USED IN FINANCING ACTIVITIES

      CH Energy Group's financing activities reflect the dividends it pays its shareholders, the dividends paid to CH Energy Group by Central Hudson and CHEC, and the external borrowing activities of Central Hudson.

      Net cash flows from financing activities were $32.2 million lower for the twelve months ended December 31, 2006, as compared to the same period in 2005. The decrease in cash provided was primarily driven by the repayment of short-term debt.

CASH FLOW SUMMARY - CENTRAL HUDSON

                                                           Variance
(Millions of Dollars)                2006       2005     2006 vs. 2005
---------------------             ---------   --------   -------------
Net cash provided by (used in):
   Operating Activities           $    67.9   $   34.3   $        33.6
   Investing Activities               (70.5)     (62.0)           (8.5)
   Financing Activities                  .1       23.7           (23.6)
                                  ---------   --------   -------------
Net change for the period              (2.5)      (4.0)            1.5
Balance at beginning of period          4.2        8.2            (4.0)
                                  ---------   --------   -------------
Balance at end of period          $     1.7   $    4.2   $        (2.5)
                                  =========   ========   =============

NET CASH PROVIDED BY OPERATING ACTIVITIES

      Central Hudson's net cash flows provided by operating activities reflect principally its energy deliveries and costs of operations. Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson such as weather and economic conditions, including the price of energy. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rates approved by the PSC. In general, changes in the costs of purchased electricity and purchased natural gas may affect the timing of cash flows but not overall net income, as these costs are fully recoverable through Central Hudson's electric and natural gas cost adjustment mechanisms.

      Central Hudson's net cash flows provided by operating activities of $67.9 million in the twelve months ended December 31, 2006, were $33.6 million higher as compared to the twelve months ended December 31, 2005. The increase in operating cash flows reflects a decrease in accounts receivable and accounts payable and cash collected from customers participating in the budget billing program. The decreases in accounts receivable and accounts payable are both primarily due to reduced billings to Central Hudson customers as a result of lower wholesale costs for purchased electricity and lower sales volumes due to warmer winter weather as compared to last year. Additionally, because of the warmer winter weather and timing differences in billing, customers in the budget program have paid more for electricity and natural gas than they used in 2006. Budget billing accounts are adjusted annually to compensate for such variations. The increase in operating cash flows was slightly offset by prepaid income taxes, and by a $7.0 million contribution to the Retirement Plan.

NET CASH USED IN INVESTING ACTIVITIES

      Central Hudson's net cash flows related to investing activities for the twelve months ended December 31, 2006, reflect an increase of $8.5 million as compared to the twelve months ended December 31, 2005. The net increase was comprised primarily of increased construction and removal expenditures, offset slightly by proceeds from non-utility real property sales. Central Hudson continues to make significant investments in its electric and natural gas transmission and distribution systems. In addition to upgrades for system reliability, these investments are driven by growth in the number of electric and natural gas customers and system peak demand trends. Customer growth-related and peak demand-related investments are the primary drivers for the year-over-year increases in net property, plant, and equipment recently experienced by Central Hudson.

NET CASH PROVIDED BY FINANCING ACTIVITIES

      To finance its operations, which reflect variations related to weather and other timing issues from year-to-year, its capital expenditures, as well as manage its capital structure, Central Hudson uses a combination of short-term and long-term borrowing and retains a portion of its earnings to be reinvested in its business. Generally, the growth in its net utility plant is financed by long-term debt and retained earnings, while variations related to working capital are financed using short-term borrowings.

      Net cash flows from financing activities were $23.6 million lower for the twelve months ended December 31, 2006, as compared to the same period in 2005. The decrease in cash provided was primarily driven by the repayment of short-term debt.

CAPITAL STRUCTURE

      CH Energy Group's consolidated capital structure reflects the external debt and preferred stock of Central Hudson. CHEC's debt is comprised entirely of intercompany loans from CH Energy Group that are eliminated upon consolidation.

      As provided in the 2006 Order, Central Hudson's rates are based on a capital structure that reflects 45% common equity, but an equity ratio up to 47% may be used for the purpose of determining earnings sharing. Central Hudson currently intends to maintain an equity ratio between 45% and 47% in 2007.

      Central Hudson's current senior unsecured debt ratings are "A2 (stable)" by Moody's Investors Service and "A (stable)" by Standard and Poor's Corporation and by Fitch Ratings.

      Year-end capital structures for CH Energy Group and its subsidiaries are set forth below as of December 31, 2006, 2005, and 2004:

CH Energy Group                                 Year-end Capital Structure
---------------                                 --------------------------
                                                 2006      2005       2004
                                                -----     -----      -----
Long-term debt ..............................    40.4%     38.3%      37.8%
Short-term debt .............................     1.4       3.3        1.4
Preferred stock ................... .........     2.3       2.3        2.5
Common equity ...............................    55.9      56.1       58.3
                                                -----     -----      -----
                                                100.0%    100.0%     100.0%
                                                =====     =====      =====

Central Hudson                                  Year-end Capital Structure
--------------                                  --------------------------
                                                 2006      2005       2004
                                                -----     -----      -----
Long-term debt ..............................    50.9%     49.7%      50.5%
Short-term debt .............................     1.8       4.3        2.0
Preferred stock .............................     2.9       3.0        3.3
Common equity ...............................    44.4      43.0       44.2
                                                -----     -----      -----
                                                100.0%    100.0%     100.0%
                                                =====     =====      =====

CHEC                                            Year-end Capital Structure*
----                                            ---------------------------
                                                 2006      2005       2004
                                                -----     -----      -----
Long-term debt ..............................    43.6%     46.8%      50.1%
Short-term debt .............................       -         -          -
Preferred stock .............................       -         -          -
Common equity ...............................    56.4      53.2       49.9
                                                -----     -----      -----
                                                100.0%    100.0%     100.0%
                                                =====     =====      =====

* Based on stand-alone financial statements and including intercompany balances which are eliminated upon consolidation.

CONTRACTUAL OBLIGATIONS

      A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 11
- "Commitments and Contingencies."

      The following is a summary of the contractual obligations for CH ENERGY GROUP and its affiliates as of December 31, 2006:

                                                          Projected Payments Due By Period (In Thousands)
                                                   --------------------------------------------------------------
                                                                   Years       Years        Years
                                                   Less than      Ending      Ending       Beyond
                                                     1 year     2008-2010    2011-2012      2012         Total
                                                   ----------   ----------   ----------   ----------   ----------
Long-Term Debt(1)                                  $   33,000   $   44,000   $   36,000   $  257,950   $  370,950
Interest Payments - Long-Term Debt(1)                  16,416       45,182       25,591      175,432      262,621
Operating Leases                                        3,058        8,386        5,008        2,980       19,432
Construction/Maintenance & Other Projects(2)           16,701        9,381        2,020          858       28,960
Purchased Electric Contracts(3)                        89,560      114,887       40,351       12,910      257,708
Purchased Natural Gas Contracts(3)                     63,719       33,779       11,002        3,112      111,612
Purchased Fixed Liquid Petroleum Contracts              8,530            -            -            -        8,530
Purchased Variable Liquid Petroleum Contracts(4)        4,505            -            -            -        4,505
                                                   ----------   ----------   ----------   ----------   ----------
Total Contractual Obligations(5)                   $  235,489   $  255,615   $  119,972   $  453,242   $1,064,318
                                                   ----------   ----------  -----------   ----------   ----------

(1) Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2006.

(2) Including Specific, Term, and Service Contracts, briefly defined as follows: Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; Service Contracts include consulting, educational, and professional service contracts. The operations and maintenance contract for Lyonsdale (which includes a base management fee included in these totals for the years 2007-2009) also contains provisions for additional performance-based compensation that are not included in the amounts shown.

(3) Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(4)   Estimated based on pricing at January 3, 2007.

(5) The estimated present value of CH Energy Group's total contractual obligations is $722 million, assuming a discount rate of 6.25%.

      The following is a summary of the contractual obligations for CENTRAL HUDSON as of December 31, 2006:

                                            Projected Payments Due By Period (In Thousands)
                                     --------------------------------------------------------------
                                                     Years       Years        Years
                                      Less than     Ending       Ending       Beyond
                                       1 year      2008-2010    2011-2012      2012        Total
                                     ----------   ----------   ----------   ----------   ----------
Long-Term Debt(1)                    $   33,000   $   44,000   $   36,000   $  257,950   $  370,950
Interest Payments - Long-Term
   Debt(1)                               16,416       45,182       25,591      175,432      262,621
Operating Leases                          2,064        5,972        3,940        1,970       13,946
Construction/Maintenance & Other
   Projects(2)                           16,504        9,099        2,004          850       28,457
Purchased Electric Contracts(3)          89,560      114,887       40,351       12,910      257,708
Purchased Natural Gas Contracts(3)       63,719       33,779       11,002        3,112      111,612
                                     ----------   ----------   ----------   ----------   ----------
Total Contractual Obligations(4)     $  221,263   $  252,919   $  118,888   $  452,224   $1,045,294
                                     ----------   ----------   ----------   ----------   ----------

(1) Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2006.

(2)   Including Specific, Term, and Service Contracts, as defined in footnote
      (2) of the preceding chart.

(3) Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(4) The estimated present value of Central Hudson's total contractual obligations is $703 million, assuming a discount rate of 6.25%.

      Central Hudson may also have an obligation to fund its Retirement Plan and OPEB. Decisions to fund the Retirement Plan are made annually and are primarily affected by the discount rate used to determine benefit obligations and the projection of Retirement Plan assets. Based on the requirements of the Pension Protection Act, Central Hudson's actuarial consultant provided estimated annual contributions under various economic scenarios for the four-year period from 2007-2010. The estimated contributions were calculated to achieve a 100% funded ratio by 2011 and not drop below 80% in any given year. Under economic growth assumptions of above average to average growth, annual contributions could range from $0-$11 million. Under a recession scenario that assumes both economic growth and inflation decline through 2009 before a partial recovery, annual contributions could range from $30-$40 million. The actual contributions could vary significantly based upon economic growth, projected investment returns, inflation, and interest rate assumptions.

      Employer contributions to fund OPEB were $3.2 million for 2006 with an additional $2.3 million for the 2006 plan year to be funded in the first quarter of 2007. Obligations for future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used. If these factors remain stable, annual funding for the next few years is expected to approximate the 2006 amount.

      Under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers these costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. Based on the current policy, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

ANTICIPATED SOURCES AND USES OF CASH

      CH Energy Group's cash flow is primarily generated by the operations of its direct subsidiaries, Central Hudson and CHEC. Generally, the subsidiaries do not accumulate cash but rather provide cash to CH Energy Group in the form of dividends and, in the case of CHEC, repayments on its intercompany loan.

      CH Energy Group had $66.7 million of cash and short-term investments on its Consolidated Balance Sheet on December 31, 2006, which included $60.4 million held by CH Energy Group (the holding company) and designated primarily for investments and acquisitions. Of that amount, approximately $15 to $20 million is expected to be invested in Central Hudson in 2007 by retaining earnings within Central Hudson that would otherwise be paid as dividends to CH Energy Group. CH Energy Group continues to seek new investment and acquisition opportunities through its business development activities.

      Central Hudson's planned capital expenditures for construction and removal during 2007 are expected to total approximately $90 million. For 2008, planned capital expenditures are expected to range from $85 million to $90 million. Capital expenditures are expected to be funded with cash from operations and a combination of short-term and long-term borrowings. Central Hudson may alter its plan for capital expenditures as its business needs require.

      In 2007 Central Hudson intends to pay dividends to CH Energy Group that will total less than its net income. Central Hudson intends to retain earnings to fund a portion of its growth in long-lived assets while using long-term debt to fund the remainder and to manage its capital structure. Central Hudson anticipates issuing approximately $65 million of its Series F medium-term notes to meet its long-term debt needs in 2007, including refinancing $33 million of Series D medium-term notes that mature in March 2007. Short-term debt is expected to be used to fund seasonal and temporary variations in working capital requirements. If wholesale energy prices increase, Central Hudson would expect significant increases in its current level of working capital.

      CHEC's capital expenditures are driven by Griffith and are expected to be approximately $2.5 million during 2007, excluding acquisitions. For 2008, capital expenditures, excluding acquisitions, are expected to range from $2.5 million to $3.5 million. Griffith continues to explore opportunities to expand through both internal growth and acquisitions, depending on financial performance and opportunities available. CHEC may alter its plan for capital expenditures and acquisitions as its business needs require.

      Assuming normal weather and a stable wholesale fuel price environment, Griffith is expected to generate sufficient cash flow to fund normal annual capital expenditures for facilities, equipment, and vehicles as well as partially fund acquisitions or return capital to CH Energy Group. In 2006, unseasonably mild winter weather and price-induced customer conservation resulted in decreased cash flow from fuel sales. In the latter part of the year, however, falling wholesale fuel prices resulted in a return of working capital, improving cash flow in the fourth quarter. In aggregate, cash flow was sufficient in 2006 to fund capital expenditures, acquisitions, and the return of a portion of CH Energy Group's capital investment in the business. Wholesale fuel prices, which are volatile and difficult to predict, remain the largest driver of potential variations in Griffith's cash flow and financing needs. If the 2007 wholesale fuel price environment is one in which prices remain stable at the levels experienced in the latter months of 2006, management expects Griffith to generate cash flow that would be returned to CH Energy Group or used to fund acquisitions. If the wholesale fuel price environment is one of falling prices, management expects an additional return of working capital. In an environment of rising prices, increased working capital requirements would reduce cash flow and, depending on the magnitude of price increases, could require additional financing from CH Energy Group.

FINANCING PROGRAM

      CH Energy Group maintains a $75 million revolving credit agreement with several commercial banks to provide committed liquidity beyond its cash reserves. That agreement, which expires in April 2010, is currently earmarked for acquisitions and investments. At December 31, 2006, CH Energy Group had no outstanding borrowings under its credit agreement and had no long-term debt at the holding company level.

      Central Hudson, as a regulated electric and natural gas utility company, requires authorization from the PSC to issue securities with maturities greater than 12 months. In July 2006, Central Hudson filed a petition seeking approval of its financing program. The PSC issued an Order approving that petition in September 2006, authorizing Central Hudson to issue medium-term notes of up to $140 million over the three-year period ending December 31, 2009, and to enter into committed credit agreements up to $125 million for a period not to exceed five years.

      In 2006, Central Hudson had a $75 million committed credit agreement with several commercial banks. Effective January 2, 2007, that agreement was amended, pursuant to PSC authorization, increasing the committed credit to $125 million and extending the term of the agreement to January 2, 2012. In addition to this credit agreement, Central Hudson maintains several uncommitted lines of credit with various banks. These arrangements give Central Hudson competitive options to minimize the cost of its short-term borrowings. At December 31, 2006, CH Energy Group had $13 million outstanding on its uncommitted lines and no outstanding balance on its committed credit agreement.

      Central Hudson meets its need for long-term debt financing through a medium-term notes program. In November 2006, Central Hudson issued $27 million of 25-year notes at 5.76%, completing its $85 million Series E notes. In November 2006, Central

Hudson also filed a registration statement establishing a $140 million Series F medium-term note program in accordance with authorization received earlier in the year from the PSC.

      CHEC maintains an uncommitted line of credit in the amount of $15 million. At December 31, 2006, CHEC's borrowing needs were funded from CH Energy Group's cash reserves and there was no outstanding balance on its uncommitted line.

      Effective August 1, 2002, CH Energy Group's Board of Directors authorized the Repurchase Program for the purchase of up to 25% of its then-outstanding common stock over a five-year period. Between August 2002 and December 2003, CH Energy Group repurchased 600,087 shares under the Repurchase Program at a cost of $27.5 million. No shares were purchased under the Repurchase Program in 2004, 2005, or 2006. CH Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while CH Energy Group assesses opportunities to redeploy its cash reserves in energy-related investments.

      For more information on CH Energy Group's and Central Hudson's financing program, see Note 6 - "Short-Term Borrowing Arrangements," Note 7 - "Capitalization - Common and Preferred Stock," and Note 8 - "Capitalization - Long-Term Debt."

PARENTAL GUARANTEES

      For information on parental guarantees issued by CH Energy Group and CHEC, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Parental Guarantees."

PRODUCT WARRANTIES

      For information on product warranties issued by Griffith, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Product Warranties."

ENVIRONMENTAL MATTERS

      For information on environmental matters related to CH Energy Group, Central Hudson, CHEC, and Griffith, see subcaption "Environmental Matters" in
Note 11 - "Commitments and Contingencies" under the caption "Contingencies."

RELATED PARTIES

      For information on related parties to CH Energy Group and Central Hudson, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Related Party Transactions."

COMMON STOCK DIVIDENDS AND PRICE RANGES

      CH Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective common stock in each year commencing in

1903, which common stock has been listed on the New York Stock Exchange since 1945. The closing price as of December 31, 2006, and 2005, was $52.80 and $45.90, respectively. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

                          2006                           2005
              ----------------------------   ----------------------------
                HIGH      LOW     DIVIDEND     HIGH      LOW     DIVIDEND
              -------   -------   --------   -------   -------   --------

1st Quarter   $ 49.41   $ 45.54   $   0.54   $ 49.20   $ 43.35   $   0.54
2nd Quarter     48.70     44.63       0.54     49.09     42.07       0.54
3rd Quarter     52.41     46.68       0.54     50.23     45.21       0.54
4th Quarter     54.92     50.25       0.54     48.70     43.03       0.54

      In 2006, CH Energy Group maintained its quarterly dividend rate at $0.54 per share. In making future dividend decisions, CH Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial, and regulatory considerations.

      The Settlement Agreement contains certain dividend payment restrictions on Central Hudson, including limitations on the amount of dividends payable if Central Hudson's senior debt ratings are downgraded by more than one major rating agency due to performance or concerns about the financial condition of CH Energy Group or any CH Energy Group subsidiary other than Central Hudson. These limitations would result in the average annual income available for dividends on a two-year rolling average basis being reduced to: (i) 75%, if the downgrade were to a rating below "BBB+," (ii) 50%, if the senior debt were placed on "Credit Watch" (or the equivalent) because of a rating below "BBB," or (iii) no dividends payable if the downgrade were to a rating below "BBB-." These limitations survived the June 30, 2001, expiration of the Settlement Agreement. Central Hudson is currently rated "A" or the equivalent and therefore the limitations noted above do not apply.

      The number of registered holders of common stock of CH Energy Group as of December 31, 2006, was 16,481.

      All of the outstanding common stock of Central Hudson and all of the outstanding common stock of CHEC is held by CH Energy Group.

CRITICAL ACCOUNTING POLICIES

      For a summary of all significant accounting policies, see Note 1 - "Summary of Significant Accounting Policies." The following accounting policies have been identified that could result in material changes to the financial condition, results of operations, or cash flows of CH Energy Group and its subsidiaries under different conditions or using different assumptions:

      ACCOUNTING FOR REGULATED OPERATIONS: Central Hudson follows GAAP, including the provisions of SFAS No. 71, titled ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION ("SFAS 71"). The application of SFAS 71 may cause the allocation of costs to accounting periods to differ from accounting methods generally applied to non-regulated companies. See Note 2 - "Regulatory Matters" under the caption "Regulatory Accounting Policies" for additional discussion.

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

      USE OF ESTIMATES: Preparation of the Consolidated Financial Statements in accordance with GAAP includes the use of estimates and assumptions by management that affect financial results, and actual results may differ from those estimated. See Note 1 - "Summary of Significant Accounting Policies" under the caption "Use of Estimates" for additional discussion.

      ACCOUNTING FOR DERIVATIVES: CH Energy Group and its subsidiaries use derivatives to manage their commodity and financial market risks. All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value. For discussions relating to market risk and derivative instruments, see Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" of this 10-K Annual Report and Note 1 - "Summary of Significant Accounting Policies" under the caption "Accounting for Derivative Instruments and Hedging Activities."

      GOODWILL AND OTHER INTANGIBLE ASSETS: As required by SFAS No. 142, titled GOODWILL AND OTHER INTANGIBLE ASSETS and effective January 1, 2002, CH Energy Group no longer amortizes goodwill and does not amortize intangible assets with indefinite lives, known as "unamortized intangible assets." Both goodwill and unamortized intangible assets are tested at least annually for impairment. Intangible assets with finite lives are amortized and are reviewed as required for impairment. Impairment testing compares the fair value of the reporting units (i.e., Griffith and, prior to December 31, 2005, SCASCO) to the carrying amount of assets. Fair value of goodwill is estimated using a discounted cash flow measurement. For information on CH Energy Group's determination of an impairment, see Note 5 - "Goodwill and Other Intangible Assets."

      ACCOUNTING FOR DEFERRED TAXES: CH Energy Group provides for income taxes based on the asset and liability method required by SFAS No. 109, titled ACCOUNTING FOR INCOME TAXES ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and credit carry-forwards. See Note 3 - "Income Tax" for additional discussion.

ITEM 7A -   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The primary market risks for CH Energy Group and its subsidiaries are commodity price risk and interest rate risk. Commodity price risk, related primarily to purchases of natural gas, electricity, and petroleum products for resale to retail customers, is mitigated in several different ways. Central Hudson, as authorized by the PSC in the 2006 Order, collects its actual purchased electricity and purchased natural gas costs from its customers through cost adjustment clauses in its rates. These adjustment clauses provide for the collection of costs, including risk management and working capital costs, from customers to reflect the actual costs incurred in obtaining supply. Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs and gains and losses associated with risk management instruments." Griffith may increase the prices charged for the commodities it sells in response to changes in costs; however, its ability to raise prices is limited by the competitive market. Depending on market conditions, Central Hudson and Griffith enter into long-term fixed supply and long-term forward supply contracts for the purchase of these commodities. Central Hudson also uses natural gas storage facilities, which enable it to purchase and hold quantities of natural gas at pre-heating season prices for use during the heating season.

      Central Hudson and Griffith have in place an energy risk management program associated with their operations. This risk management program permits the use of derivative financial instruments for hedging purposes but does not permit their use for trading or speculative purposes. Central Hudson and Griffith have entered into either exchange-traded futures contracts or OTC contracts with third parties to hedge commodity price risk associated with the purchase of natural gas, electricity, and petroleum products and to hedge the effect on earnings due to significant variances in weather conditions from historical patterns. The types of derivative instruments typically used include natural gas futures and swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, put and call options to hedge oil purchases, and degree-day based weather derivatives to hedge weather variations. In this latter case, Central Hudson uses such derivative instruments to dampen the impact of weather variations on delivery revenues. OTC derivative transactions are entered into only with counter-parties that meet certain credit criteria. The creditworthiness of these counter-parties is determined primarily by reference to published credit ratings.

      At December 31, 2006, Central Hudson had open derivative contracts to hedge natural gas prices through March 2007, covering approximately 42.7% of Central Hudson's projected total natural gas supply requirements during this period. In 2006, derivative transactions were used to hedge 14.1% of Central Hudson's total natural gas supply requirements as compared to 17.5% in 2005. In its electric operations, Central Hudson had no open derivatives at December 31, 2006. In 2006, Central Hudson hedged approximately 11.0% of its total electricity supply requirements with OTC derivative contracts as compared to 5.9% in 2005. In addition, Central Hudson has in place agreements to purchase electricity produced by one of its former major generating assets and other generating facilities at fixed prices. The notional amounts hedged by the electricity purchase agreements for 2007 and 2008 represent approximately 41.9% and 19.7%, respectively, of its total anticipated electricity supply requirements in each year.

      At December 31, 2006, Griffith had open OTC put and call option positions covering approximately 8.2% of its anticipated fuel oil supply requirements for the period from January 2007 through June 2007. The percentage hedged at December 31, 2005, for the period January 2006 to May 2006 was 2.7%. In 2006, derivatives were used to hedge 6.0% of these requirements as compared to 2.8% in 2005.

      Derivative contracts are discussed in more detail in Note 1 - "Summary of Significant Accounting Policies" under the subcaption "Accounting for Derivative Instruments and Hedging Activities."

      Interest rate risk affects Central Hudson but is managed through the issuance of fixed-rate debt with varying maturities and of variable rate debt for which interest is reset on a periodic basis to reflect current market conditions. In the case of Central Hudson's variable rate debt, the difference between costs associated with actual variable interest rates and costs embedded in customer rates is deferred for eventual refund to or recovery from customers. The variability in interest rates is also managed with the use of a derivative financial instrument known as an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory recovery mechanism. On April 1, 2006, Central Hudson replaced its expiring interest rate cap agreement with a new two-year agreement through April 1, 2008, with similar terms as the expired agreement. Please refer to Note 8 - "Capitalization - Long-Term Debt" and Note 13 - "Financial Instruments" for additional disclosure related to long-term debt.

      Interest rate risk affects CHEC through the intercompany debt provided by CH Energy Group, the interest rate for which is generally set annually at then-prevailing market interest rates. A year-to-year increase in the interest rate for CHEC's intercompany debt may affect CHEC's earnings if CHEC is unable to offset increased interest expense with a corresponding increase in its operating margin.

      CH Energy Group is affected by interest rate risk through the interest income on its intercompany loan to CHEC and the interest income it earns on cash balances and short-term investments. Upon consolidation, changes in the rate of interest on the intercompany borrowing arrangements between CHEC and CH Energy Group have no net earnings impact on CH Energy Group. CH Energy Group's interest income earned on cash balances and short-term investments, however, is directly affected by changes in the market rates of interest available.

ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I - Index to Financial Statements:                                               Page
----------------------------------                                               ----
        Report of Independent Registered Public Accounting Firm                    63
        Report of Management on Internal Control Over Financial Reporting          67

       CH ENERGY GROUP

          CH Energy Group Consolidated Statement of Income for the three years
             ended December 31, 2006                                               71
          CH Energy Group Consolidated Statement of Comprehensive Income
             for the three years ended December 31, 2006                           73
          CH Energy Group Consolidated Statement of Cash Flows for the
             three years ended December 31, 2006                                   74
          CH Energy Group Consolidated Balance Sheet at December 31,
             2006, and 2005                                                        76
          CH Energy Group Consolidated Statement of Common Shareholders'
             Equity for the three years ended December 31, 2006                    78

       CENTRAL HUDSON

          Central Hudson Consolidated Statement of Income for the
             three years ended December 31, 2006                                   80
          Central Hudson Consolidated Statement of Comprehensive
             Income for the three years ended December 31, 2006                    81
          Central Hudson Consolidated Statement of Cash Flows for the
             three years ended December 31, 2006                                   82
          Central Hudson Consolidated Statement of Common Shareholder's
             Equity for the three years ended December 31, 2006                    84
          Central Hudson Consolidated Balance Sheet at December 31,
             2006, and 2005                                                        86
          Notes to Consolidated Financial Statements                               88

          NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING
                   POLICIES                                                        88
          NOTE 2   REGULATORY MATTERS                                             107
          NOTE 3   INCOME TAX                                                     113
          NOTE 4   ACQUISITIONS AND INVESTMENTS                                   117
          NOTE 5   GOODWILL AND OTHER INTANGIBLE ASSETS                           118
          NOTE 6   SHORT-TERM BORROWING ARRANGEMENTS                              119
          NOTE 7   CAPITALIZATION - COMMON AND PREFERRED
                   STOCK                                                          120
          NOTE 8   CAPITALIZATION - LONG-TERM DEBT                                121
          NOTE 9   POST-EMPLOYMENT BENEFITS                                       123
          NOTE 10  EQUITY-BASED COMPENSATION INCENTIVE
                   PLANS                                                          132
          NOTE 11  COMMITMENTS AND CONTINGENCIES                                  136
          NOTE 12  SEGMENTS AND RELATED INFORMATION                               145

           NOTE 13  FINANCIAL INSTRUMENTS                                         149
           Selected Quarterly Financial Data (Unaudited)                          151

          FINANCIAL STATEMENT SCHEDULES

           Schedule II - Reserves - CH Energy Group                               153
           Schedule II - Reserves - Central Hudson                                154

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CH Energy Group, Inc.

We have completed integrated audits of CH Energy Group, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in Energy Group Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Buffalo, New York
February 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central Hudson Gas & Electric Corporation

We have completed integrated audits of Central Hudson Gas & Electric Corporation's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation and its subsidiary (collectively, the "Company") at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in Central Hudson Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in INTERNAL CONTROL - INTEGRATED

FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Buffalo, New York
February 12, 2007

CH ENERGY GROUP
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

      Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in "INTERNAL CONTROL - INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2006, the Corporation maintained effective internal control over financial reporting.

      Our Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006, has been audited by

PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT            CHRISTOPHER M. CAPONE
Chairman of the Board,    Executive Vice President
President, and            and Chief Financial Officer
Chief Executive Officer

February 12, 2007

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

      Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in "INTERNAL CONTROL - INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2006, the Corporation maintained effective internal control over financial reporting.

      Our Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006, has been audited by

PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT                CHRISTOPHER M. CAPONE
Chairman of the Board         Executive Vice President
and Chief Executive Officer   and Chief Financial Officer

February 12, 2007

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

                                                                  Year ended December 31,
                                                               2006        2005        2004
                                                             --------    --------    --------
Operating Revenues
   Electric ..............................................   $503,908    $520,994    $430,575
   Natural gas ...........................................    155,272     155,602     125,230
   Competitive business subsidiaries .....................    334,253     295,910     235,707
                                                             --------    --------    --------
      Total Operating Revenues ...........................    993,433     972,506     791,512
                                                             --------    --------    --------

Operating Expenses
   Operation:
      Purchased electricity and fuel used in
         electric generation .............................    298,621     337,046     251,741
      Purchased natural gas ..............................    105,643     106,285      77,847
      Purchased petroleum ................................    256,975     226,004     168,699
      Other expenses of operation - regulated
         activities ......................................    124,789      99,439      98,748
      Other expenses of operation - competitive
         business subsidiaries ...........................     60,702      55,003      53,666
      Depreciation and amortization ......................     35,701      36,219      34,640
      Taxes, other than income tax .......................     33,491      33,485      31,038
                                                             --------    --------    --------
         Total Operating Expenses ........................    915,922     893,481     716,379
                                                             --------    --------    --------

Operating Income .........................................     77,511      79,025      75,133
                                                             --------    --------    --------

Other Income and Deductions
   Interest on regulatory assets and investment income ...      9,866      10,360       9,824
   Other - net ...........................................        717      (1,260)      7,542
                                                             --------    --------    --------
      Total Other Income .................................     10,583       9,100      17,366
                                                             --------    --------    --------

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands, except per share amounts)

                                                                  Year ended December 31,
                                                               2006        2005        2004
                                                             --------    --------    --------
Interest Charges
   Interest on long-term debt ............................     16,425      13,826      11,488
   Interest on regulatory liabilities and other
      interest ...........................................      3,987       3,219       6,362
                                                             --------    --------    --------
         Total Interest Charges ..........................     20,412      17,045      17,850
                                                             --------    --------    --------

Income before income taxes, preferred dividends of
   subsidiary and minority interest ......................     67,682      71,080      74,649

Income taxes (Note 3) ....................................     23,769      25,819      31,256
Minority Interest ........................................       (141)          -           -
                                                             --------    --------    --------

Income before preferred dividends of
   subsidiary ............................................     44,054      45,261      43,393
Cumulative preferred stock dividends of
   subsidiary ............................................        970         970         970
                                                             --------    --------    --------
Net Income ...............................................     43,084      44,291      42,423
Dividends Declared on Common Stock .......................     34,046      34,046      34,046
                                                             --------    --------    --------
Balance Retained in the Business .........................   $  9,038    $ 10,245    $  8,377
                                                             ========    ========    ========

Common Stock:
   Average shares outstanding
      Basic ..............................................     15,762      15,762      15,762
      Diluted ............................................     15,779      15,767      15,771

   Earnings per share:
      Basic ..............................................   $   2.73    $   2.81    $   2.69
      Diluted ............................................   $   2.73    $   2.81    $   2.69

   Dividends Declared Per Share ..........................   $   2.16    $   2.16    $   2.16

   The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                                  Year ended December 31,
                                                               2006        2005        2004
                                                             --------    --------    --------
Net Income ...............................................   $ 43,084    $ 44,291    $ 42,423

Fair value of cash flow hedges - FAS 133:
   Unrealized (losses) gains - net of tax of $353,
      ($55), and $0 ......................................       (529)         83           1

   Reclassification for losses (gains) realized in net
      income - net of tax of ($116), $64,
      and $58 ............................................        174         (96)        (87)

   Net unrealized gains (losses) on investments
      held by equity method investees - net of tax
      of ($231), ($90), and $165 .........................        346         136        (250)
                                                             --------    --------    --------

Other comprehensive income (loss) ........................         (9)        123        (336)
                                                             --------    --------    --------

Comprehensive Income .....................................   $ 43,075    $ 44,414    $ 42,087
                                                             ========    ========    ========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                                  Year ended December 31,
                                                               2006        2005        2004
                                                             --------    --------    --------
Operating Activities:
 Net Income ..............................................   $ 43,084    $ 44,291      42,423
   Adjustments to reconcile net
      income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization ......................     35,701      36,219      34,640
      Deferred income taxes - net ........................     23,224      14,637      26,458
      Provision for uncollectibles .......................      5,675       4,375       5,835
      Accrued/deferred pension costs .....................     (2,405)    (13,980)    (13,468)
      Amortization of fossil plant incentive .............          -           -      (9,887)
      Minority interest ..................................       (141)          -           -
      Gain on sale of property and plant .................     (3,421)          -           -

      Changes in operating assets and liabilities - net
         of business acquisitions:
      Accounts receivable, unbilled
         revenues and other receivables ..................     15,385     (34,425)     (4,420)
      Fuel, materials and supplies .......................        515      (6,763)     (1,612)
      Special deposits and prepayments ...................     (4,303)     (1,403)     (1,078)
      Prepaid income taxes ...............................    (10,074)      2,069       3,626
      Accounts payable ...................................    (13,265)     11,508       2,816
      Accrued interest ...................................        489         527         355
      Accrued OPEB costs .................................      7,764       8,914       5,470
      Customer advances ..................................     15,955      (4,135)      1,528
      Pension plan contribution ..........................     (7,000)          -           -
      Regulatory liability-rate moderation ...............    (13,977)          -           -
      Deferred natural gas and electric costs ............      3,561     (14,513)    (10,783)
      Customer benefit fund ..............................     (3,205)     (4,146)    (13,845)
      Proceeds from sales of emission
         allowances ......................................          -           -      13,576
      Other - net ........................................     (5,088)      1,678      (9,153)
                                                             --------    --------    --------

   Net cash provided by operating activities .............     88,474      44,853      72,481
                                                             --------    --------    --------

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                  Year ended December 31,
                                                               2006        2005        2004
                                                             --------    --------    --------
Investing Activities:
   Purchase of short-term investments ....................    (36,206)    (43,625)    (67,025)
   Proceeds from sale of short-term investments ..........     35,695      50,225      59,550
   Additions to utility and other property and plant .....    (75,070)    (63,879)    (62,735)
   Proceeds from sale of property and plant ..............      3,776           -           -
   Issuance of notes receivable ..........................     (2,144)     (4,595)          -
   Proceeds from repayment of notes receivable ...........      1,750           -           -
   Acquisitions made by competitive business
      subsidiaries .......................................    (14,732)     (8,499)     (2,703)
   Other - net ...........................................     (2,328)     (3,139)     (1,215)
                                                             --------    --------    --------
   Net cash used in investing activities .................    (89,259)    (73,512)    (74,128)
                                                             --------    --------    --------

Financing Activities:
   Proceeds from issuance of long-term debt ..............     27,000      24,000      41,000
   Redemption of preferred stock .........................          -          (3)          -
   Borrowings (repayments) of short-term debt - net ......    (17,000)     18,000      (4,000)
   Retirement of long-term debt ..........................          -           -     (15,000)
   Dividends paid on common stock ........................    (34,046)    (34,046)    (34,046)
   Issuance and redemption costs .........................       (458)       (299)       (499)
                                                             --------    --------    --------
   Net cash (used in) provided by financing
      activities .........................................    (24,504)      7,652     (12,545)
                                                             --------    --------    --------

Net Change in Cash and Cash Equivalents ..................    (25,289)    (21,007)    (14,192)
Cash and Cash Equivalents at Beginning of Year ...........     49,410      70,417      84,609
                                                             --------    --------    --------
Cash and Cash Equivalents at End of Year .................   $ 24,121    $ 49,410    $ 70,417
                                                             ========    ========    ========

Supplemental Disclosure of Cash
   Flow Information:
      Interest paid ......................................   $ 21,251    $ 16,797    $ 13,604
      Federal and State income tax paid ..................   $ 10,807    $ 13,028    $ 11,320

   The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                                         December 31,
                             ASSETS                                   2006          2005
                                                                   ----------    ----------
Utility Plant
   Electric ....................................................   $  768,808    $  739,775
   Natural gas .................................................      239,317       226,859
   Common ......................................................      112,426       107,581
                                                                   ----------    ----------
                                                                    1,120,551     1,074,215

   Less:  Accumulated depreciation .............................      344,540       333,164
                                                                   ----------    ----------
                                                                      776,011       741,051
   Construction work in progress ...............................       51,041        38,460
                                                                   ----------    ----------
      Net Utility Plant ........................................      827,052       779,511
                                                                   ----------    ----------

Other Property and Plant - net .................................       33,822        23,138
                                                                   ----------    ----------

Current Assets
   Cash and cash equivalents ...................................       24,121        49,410
   Short-term investments - available-for-sale securities ......       42,611        42,100
   Accounts receivable from customers - net of allowance for
      doubtful accounts; $5.8 million in 2006
      and $4.6 million in 2005 .................................       80,862       102,236
   Accrued unbilled utility revenues ...........................        9,772         9,334
   Other receivables ...........................................        7,706         6,326
   Fuel and materials and supplies .............................       27,930        28,350
   Regulatory assets (Note 2) ..................................       31,332        30,764
   Prepaid income taxes ........................................       11,244         1,166
   Special deposits and prepayments ............................       23,655        23,184
   Accumulated deferred income tax (Note 3) ....................        5,875         8,836
                                                                   ----------    ----------
      Total Current Assets .....................................      265,108       301,706
                                                                   ----------    ----------

Deferred Charges and Other Assets
   Regulatory assets - pension plan (Notes 2 and 9) ............       99,281        97,073
   Regulatory assets - OPEB (Note 9) ...........................       36,392        10,735
   Intangible asset - pension plan (Note 9) ....................            -        20,217
   Goodwill ....................................................       52,828        51,333
   Other intangible assets - net ...............................       27,550        28,368
   Regulatory assets (Note 2) ..................................       83,102        41,618
   Unamortized debt expense ....................................        4,041         3,973
   Investments in unconsolidated affiliates ....................       12,651         7,349
   Other .......................................................       18,705        19,259
                                                                   ----------    ----------
      Total Deferred Charges and Other Assets ..................      334,550       279,925
                                                                   ----------    ----------

         TOTAL ASSETS ..........................................   $1,460,532    $1,384,280
                                                                   ==========    ==========

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                         December 31,
                 CAPITALIZATION AND LIABILITIES                       2006          2005
                                                                   ----------    ----------
Capitalization
   Common Stock, 30,000,000 shares authorized:
      15,762,000 shares outstanding, 16,862,087 shares issued,
      $0.10 par value ..........................................   $    1,686    $    1,686
   Paid-in capital .............................................      351,230       351,230
   Retained earnings ...........................................      207,055       198,017
   Treasury stock (1,100,087 shares) ...........................      (46,252)      (46,252)
   Accumulated other comprehensive loss ........................         (529)         (520)
   Capital stock expense .......................................         (328)         (328)
                                                                   ----------    ----------
      Total Common Shareholders' Equity ........................      512,862       503,833
                                                                   ----------    ----------

   Cumulative Preferred Stock
      Not subject to mandatory redemption (Note 7) .............       21,027        21,027

   Long-term debt (Note 8) .....................................      337,889       343,886
                                                                   ----------    ----------
         Total Capitalization ..................................      871,778       868,746
                                                                   ----------    ----------

Current Liabilities
   Current maturities of long-term debt ........................       33,000             -
   Notes payable ...............................................       13,000        30,000
   Accounts payable ............................................       41,840        54,926
   Accrued interest ............................................        5,645         5,156
   Dividends payable ...........................................        8,754         8,754
   Accrued vacation and payroll ................................        5,963         5,845
   Customer advances ...........................................       25,732         9,777
   Customer deposits ...........................................        7,954         7,101
   Regulatory liabilities (Note 2) .............................       21,651         3,513
   Fair value of derivative instruments ........................        3,582           335
   Accrued environmental remediation costs .....................        3,400             -
   Deferred revenues ...........................................        5,455         4,714
   Other .......................................................       14,112        11,964
                                                                   ----------    ----------
         Total Current Liabilities .............................      190,088       142,085
                                                                   ----------    ----------

Deferred Credits and Other Liabilities
   Regulatory liabilities (Note 2) .............................      107,796       153,668
   Operating reserves ..........................................        4,906         6,216
   Accrued environmental remediation costs .....................       17,354        22,772
   Accrued OPEB costs ..........................................       68,818        24,945
   Accrued pension costs .......................................       47,299        18,806
   Other .......................................................       12,566        13,258
                                                                   ----------    ----------
         Total Deferred Credits and Other Liabilities ..........      258,739       239,665
                                                                   ----------    ----------

Minority interest ..............................................        1,481             -
                                                                   ----------    ----------

Accumulated Deferred Income Tax (Note 3) .......................      138,446       133,784
                                                                   ----------    ----------

Commitments and Contingencies (Note 11)

            TOTAL CAPITALIZATION AND LIABILITIES ...............   $1,460,532    $1,384,280
                                                                   ==========    ==========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                                        Common Stock, $0.10 par value; 30,000,000 shares authorized
                                                             Common Stock           Treasury Stock
                                                        ---------------------   ----------------------
                                                                                                           Paid-In
                                                          Shares      Amount       Shares      Amount      Capital
                                                          Issued      ($000)    Repurchased    ($000)      ($000)
                                                        ----------   --------   -----------   --------   -----------
BALANCE AT JANUARY 1, 2004                              16,862,087   $  1,686    (1,100,087)  ($46,252)  $   351,230
Net income ..........................................
Dividends declared ($2.16 per share)
Change in fair value:
   Derivative instruments ...........................
   Investments ......................................
Reclassification adjustments for
   gains recognized in net income ...................
                                                        ----------   --------   -----------   --------   -----------
BALANCE AT DECEMBER 31, 2004                            16,862,087   $  1,686    (1,100,087)  ($46,252)  $   351,230
Net income ..........................................
Dividends declared ($2.16 per share)
Change in fair value:
   Derivative instruments ...........................
   Investments ......................................
Reclassification adjustments for
   gains recognized in net income ...................
                                                        ----------   --------   -----------   --------   -----------
BALANCE AT DECEMBER 31, 2005                            16,862,087   $  1,686    (1,100,087)  ($46,252)  $   351,230
Net income ..........................................
Dividends declared ($2.16 per share)
Change in fair value:
   Derivative instruments ...........................
   Investments ......................................
Reclassification adjustments for
   losses recognized in net income ..................
                                                        ----------   --------   -----------   --------   -----------
BALANCE AT DECEMBER 31, 2006                            16,862,087   $  1,686    (1,100,087)  ($46,252)  $   351,230
                                                        ==========   ========   ===========   ========   ===========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                                                                Accumulated         Total
                                                        Capital                    Other           Common
                                                         Stock     Retained    Comprehensive    Shareholders'
                                                        Expense    Earnings   Income / (Loss)      Equity
                                                        -------   ---------   ---------------   -------------
(IN THOUSANDS)
BALANCE AT JANUARY 1, 2004                                ($328)  $ 179,395            ($ 307)  $     485,424
Net income ..........................................                42,423                            42,423
Dividends declared ($2.16 per share) ................               (34,046)                          (34,046)
Change in fair value:
   Derivative instruments ...........................                                       1               1
   Investments ......................................                                    (250)           (250)
Reclassification adjustments for gains
   recognized in net income .........................                                     (87)            (87)
                                                        -------   ---------   ---------------   -------------
BALANCE AT DECEMBER 31, 2004                              ($328)  $ 187,772            ($ 643)  $     493,465
Net income ..........................................                44,291                            44,291
Dividends declared ($2.16 per share) ................               (34,046)                          (34,046)
Change in fair value:
   Derivative instruments ...........................                                      83              83
   Investments ......................................                                     136             136
Reclassification adjustments for
   gains recognized in net income ...................                                     (96)            (96)
                                                        -------   ---------   ---------------   -------------
BALANCE AT DECEMBER 31, 2005                              ($328)  $ 198,017            ($ 520)  $     503,833
Net income ..........................................                43,084                            43,084
Dividends declared ($2.16 per share) ................               (34,046)                          (34,046)
Change in fair value:
   Derivative instruments ...........................                                    (529)           (529)
   Investments ......................................                                     346             346
Reclassification adjustments for losses
   recognized in net income .........................                                     174             174
                                                        -------   ---------   ---------------   -------------
BALANCE AT DECEMBER 31, 2006                              ($328)  $ 207,055            ($ 529)  $     512,862
                                                        =======   =========   ===============   =============

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

                                                                  Year ended December 31,
                                                                2006       2005        2004
                                                             ---------   ---------   ---------
Operating Revenues
   Electric ..............................................   $ 503,908   $ 520,994   $ 430,575
   Natural gas ...........................................     155,272     155,602     125,230
                                                             ---------   ---------   ---------
         Total Operating Revenues ........................     659,180     676,596     555,805
                                                             ---------   ---------   ---------

Operating Expenses
   Operation:
      Purchased electricity and fuel used
         in electric generation ..........................     295,624     337,046     251,741
      Purchased natural gas ..............................     105,643     106,285      77,847
      Other expenses of operation ........................     124,789      99,439      98,748
      Depreciation and amortization ......................      29,002      29,874      28,408
      Taxes, other than income tax .......................      33,135      33,161      30,768
                                                             ---------   ---------   ---------
         Total Operating Expenses ........................     588,193     605,805     487,512
                                                             ---------   ---------   ---------

Operating Income .........................................      70,987      70,791      68,293
                                                             ---------   ---------   ---------

Other Income and Deductions
   Interest on regulatory assets and
      other interest income ..............................       6,516       7,316       8,678
   Other - net ...........................................        (692)     (1,491)      7,953
                                                             ---------   ---------   ---------
         Total Other Income ..............................       5,824       5,825      16,631
                                                             ---------   ---------   ---------

Interest Charges
   Interest on other long-term debt ......................      16,425      13,826      11,488
   Interest on regulatory liabilities and
      other interest .....................................       3,987       3,219       6,362
                                                             ---------   ---------   ---------
         Total Interest Charges ..........................      20,412      17,045      17,850
                                                             ---------   ---------   ---------

Income before income taxes ...............................      56,399      59,571      67,074

Income taxes (Note 3) ....................................      21,528      23,936      28,426
                                                             ---------   ---------   ---------

Net Income ...............................................   $  34,871   $  35,635   $  38,648
                                                             =========   =========   =========
Dividends Declared on Cumulative Preferred Stock .........         970         970         970
                                                             ---------   ---------   ---------

Income Available for Common Stock ........................   $  33,901   $  34,665   $  37,678
                                                             =========   =========   =========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                                  Year ended December 31,
                                                                2006       2005        2004
                                                             ---------   ---------   ---------
Net Income ...............................................   $  34,871   $  35,635   $  38,648
Other Comprehensive Income ...............................           -           -           -
                                                             ---------   ---------   ---------

Comprehensive Income .....................................   $  34,871   $  35,635   $  38,648
                                                             =========   =========   =========

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                                  Year ended December 31,
                                                               2006         2005       2004
                                                             ---------   ---------   ---------
Operating Activities:
   Net Income ............................................   $  34,871   $  35,635   $  38,648
      Adjustments to reconcile net
         income to net cash provided
         by (used in) operating activities:
         Depreciation and amortization ...................      29,002      29,874      28,408
         Deferred income taxes - net .....................      21,256      12,811      24,069
         Provision for uncollectibles ....................       4,435       3,592       5,071
         Accrued/deferred pension costs ..................      (2,405)    (13,980)    (13,468)
         Amortization of fossil plant incentive ..........           -           -      (9,887)
         Gain on sale of property and plant ..............      (2,724)          -           -

      Changes in operating assets and
         liabilities - net:
         Accounts receivable, unbilled
            revenues and other receivables ...............      12,179     (23,829)         98
         Fuel, materials and supplies ....................         607      (6,204)     (1,049)
         Special deposits and
            prepayments ..................................      (4,841)       (187)     (1,477)
         Prepaid income taxes ............................     (10,477)      4,373       3,626
         Accounts payable ................................      (8,466)      7,933        (133)
         Accrued taxes and interest ......................         165         851       1,334
         Accrued OPEB costs ..............................       7,764       8,914       5,470
         Customer advances ...............................      11,133      (4,138)      1,422
         Pension plan contribution .......................      (7,000)          -           -
         Regulatory liability-rate moderation ............     (13,977)          -           -
         Deferred natural gas and electric costs .........       3,561     (14,513)    (10,783)
         Customer benefit fund ...........................      (3,205)     (4,146)    (13,845)
         Proceeds from sales of emission
            Allowances ...................................           -           -      13,576
         Other - net .....................................      (3,966)     (2,721)    (12,002)
                                                             ---------   ---------   ---------

      Net cash provided by operating activities ..........      67,912      34,265      59,078
                                                             ---------   ---------   ---------

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                  Year ended December 31,
                                                                2006        2005       2004
                                                             ---------   ---------   ---------
Investing Activities:
   Proceeds from sale of property and plant ..............       3,011           -           -
   Additions to utility plant ............................     (71,411)    (60,142)    (57,522)
   Other - net ...........................................      (2,106)     (1,846)     (1,080)
                                                             ---------   ---------   ---------
   Net cash used in investing activities .................     (70,506)    (61,988)    (58,602)
                                                             ---------   ---------   ---------

Financing Activities:
   Proceeds from issuance of long-term debt ..............      27,000      24,000      41,000
   Redemption of preferred stock .........................           -          (3)          -
   Borrowings (repayments) of short-term debt - net ......     (17,000)     18,000      (4,000)
   Retirement of long-term debt ..........................           -           -     (15,000)
   Dividends paid to parent - CH Energy Group ............      (8,500)    (17,000)    (25,500)
   Dividends paid on cumulative preferred stock ..........        (970)       (970)       (970)
   Issuance and redemption costs .........................        (458)       (299)       (499)
                                                             ---------   ---------   ---------
   Net cash provided by (used in) financing activities ...          72      23,728      (4,969)
                                                             ---------   ---------   ---------

Net Change in Cash and Cash Equivalents ..................      (2,522)     (3,995)     (4,493)
Cash and Cash Equivalents at Beginning of Year ...........       4,232       8,227      12,720
                                                             ---------   ---------   ---------
Cash and Cash Equivalents at End of Year .................   $   1,710   $   4,232   $   8,227
                                                             =========   =========   =========

Supplemental Disclosure of Cash Flow Information:
      Interest paid ......................................   $  17,649   $  13,814   $  11,314
      Federal and State income tax paid ..................   $  10,766   $  11,875   $  10,733

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER'S EQUITY

                                         Common Stock, $5.00 par value; 30,000,000 shares authorized
                                         -----------------------------------------------------------
                                                Common Stock                     Treasury Stock
                                         --------------------------        -------------------------
                                           Shares           Amount            Shares          Amount      Paid-In Capital
                                           Issued           ($000)         Repurchased        ($000)          ($000)
                                         ----------        --------        -----------        ------      ---------------
BALANCE AT JANUARY 1, 2004               16,862,087        $ 84,311                  -        $    -      $       174,980

Net income ...........................
Dividends declared ...................
   On cumulative preferred stock .....
   On common stock to parent -
      CH Energy Group ................
                                         ----------        --------        -----------        ------      ---------------
BALANCE AT DECEMBER 31, 2004             16,862,087        $ 84,311                  -        $    -      $       174,980

Net income ...........................
Dividends declared ...................
   On cumulative preferred stock .....
   On common stock to parent -
      CH Energy Group ................
                                         ----------        --------        -----------        ------      ---------------
BALANCE AT DECEMBER 31, 2005             16,862,087        $ 84,311                  -        $    -      $       174,980

Net income ...........................
Dividends declared ...................
   On cumulative preferred stock .....
   On common stock to parent -
      CH Energy Group ................
                                         ----------        --------        -----------        ------      ---------------
BALANCE AT DECEMBER 31, 2006             16,862,087        $ 84,311                  -        $    -      $       174,980
                                         ==========        ========        ===========        ======      ===============

   The Notes to Consolidated Financial Statements are an integral part hereof.

                                                                                       Total
                                         Capital                     Other            Common
                                          Stock     Retained     Comprehensive     Shareholder's
(IN THOUSANDS)                           Expense    Earnings    Income / (Loss)       Equity
--------------                           -------    --------    ---------------    -------------
BALANCE AT JANUARY 1, 2004               ($4,961)   $ 13,466    $             -    $     267,796

Net income ...........................                38,648                              38,648
Dividends declared ...................
   On cumulative preferred stock .....                  (970)                               (970)
   On common stock to parent -
      CH Energy Group ................               (25,500)                            (25,500)
                                         -------    --------    ---------------    -------------
BALANCE AT DECEMBER 31, 2004             ($4,961)   $ 25,644    $             -    $     279,974

Net income ...........................                35,635                              35,635
Dividends declared ...................
   On cumulative preferred stock .....                  (970)                               (970)
   On common stock to parent -
      CH Energy Group ................               (17,000)                            (17,000)
                                         -------    --------    ---------------    -------------
BALANCE AT DECEMBER 31, 2005             ($4,961)   $ 43,309    $             -    $     297,639

Net income ...........................                34,871                              34,871
Dividends declared ...................
   On cumulative preferred stock .....                  (970)                               (970)
   On common stock to parent -
      CH Energy Group ................                (8,500)                             (8,500)
                                         -------    --------    ---------------    -------------
BALANCE AT DECEMBER 31, 2006             ($4,961)   $ 68,710    $             -    $     323,040
                                         =======    ========    ===============    =============

   The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                                   December 31,
                         ASSETS                                2006            2005
                                                           -----------     -----------
Utility Plant
   Electric ............................................   $   768,808     $   739,775
   Natural Gas .........................................       239,317         226,859
   Common ..............................................       112,426         107,581
                                                           -----------     -----------
                                                             1,120,551       1,074,215

   Less: Accumulated depreciation ......................       344,540         333,164
                                                           -----------     -----------
                                                               776,011         741,051

   Construction work in progress .......................        51,041          38,460
                                                           -----------     -----------
         Net Utility Plant .............................       827,052         779,511
                                                           -----------     -----------

Other Property and Plant - net .........................           434             723
                                                           -----------     -----------

Current Assets
   Cash and cash equivalents ...........................         1,710           4,232
   Accounts receivable from customers - net of
      allowance for doubtful accounts; $3.8 million
      in 2006 and $3.4 million in 2005 .................        48,611          65,829
   Accrued unbilled utility revenues ...................         9,772           9,334
   Other receivables ...................................         3,034           2,868
   Fuel and materials and supplies - at average cost ...        22,804          23,411
   Regulatory assets (Note 2) ..........................        31,332          30,764
   Prepaid income taxes ................................        10,477               -
   Special deposits and prepayments ....................        21,009          16,168
   Accumulated deferred income tax (Note 3) ............         4,600           7,997
                                                           -----------     -----------
         Total Current Assets ..........................       153,349         160,603
                                                           -----------     -----------

Deferred Charges and Other Assets
   Regulatory assets - pension plan (Notes 2 and 9) ....        99,281          97,073
   Regulatory assets - OPEB (Notes 2 and 9) ............        36,392          10,735
   Intangible asset - pension plan (Note 9) ............             -          20,217
   Regulatory assets (Note 2) ..........................        83,102          41,618
   Unamortized debt expense ............................         4,041           3,973
   Other ...............................................        12,172          11,653
                                                           -----------     -----------
         Total Deferred Charges and Other Assets .......       234,988         185,269
                                                           -----------     -----------

            TOTAL ASSETS ...............................   $ 1,215,823     $ 1,126,106
                                                           ===========     ===========

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                                   December 31,
            CAPITALIZATION AND LIABILITIES                     2006            2005
                                                           -----------     -----------
Capitalization
   Common Stock, 30,000,000 shares authorized;
      16,862,087 shares issued, $5 par value ...........   $    84,311     $    84,311
   Paid-in capital .....................................       174,980         174,980
   Retained earnings ...................................        68,710          43,309
   Capital stock expense ...............................        (4,961)         (4,961)
                                                           -----------     -----------
         Total Common Shareholder's Equity .............       323,040         297,639
                                                           -----------     -----------

   Cumulative Preferred Stock
        Not subject to mandatory redemption (Note 7) ...        21,027          21,027
                                                           -----------     -----------

   Long-term debt (Note 8) .............................       337,889         343,886
                                                           -----------     -----------
         Total Capitalization ..........................       681,956         662,552
                                                           -----------     -----------

Current Liabilities
   Current maturities of long-term debt ................        33,000               -
   Notes payable .......................................        13,000          30,000
   Accounts payable ....................................        32,418          40,884
   Accrued interest ....................................         5,645           5,156
   Dividends payable - preferred stock .................           242             242
   Accrued vacation and payroll ........................         4,682           4,566
   Customer advances ...................................        15,907           4,774
   Customer deposits ...................................         7,811           6,932
   Regulatory liabilities (Note 2) .....................        21,651           3,513
   Fair value of derivative instruments ................         2,971             315
   Accrued income taxes ................................             -             324
   Accrued environmental remediation costs .............         3,400               -
   Other ...............................................         8,884           6,895
                                                           -----------     -----------
         Total Current Liabilities .....................       149,611         103,601
                                                           -----------     -----------

Deferred Credits and Other Liabilities
   Regulatory liabilities (Note 2) .....................       107,796         153,668
   Operating reserves ..................................         3,936           5,137
   Accrued environmental remediation costs .............        15,457          19,500
   Accrued OPEB costs ..................................        68,818          24,945
   Accrued pension costs ...............................        47,299          18,806
   Other ...............................................        11,802          11,094
                                                           -----------     -----------
         Total Deferred Credits and Other Liabilities ..       255,108         233,150
                                                           -----------     -----------

Accumulated Deferred Income Tax (Note 3) ...............       129,148         126,803
                                                           -----------     -----------

Commitments and Contingencies (Note 11)

         TOTAL CAPITALIZATION AND LIABILITIES ..........   $ 1,215,823     $ 1,126,106
                                                           ===========     ===========

   The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      This Annual Report on Form 10-K for the period ended December 31, 2006 ("10-K Annual Report"), is a combined report of CH Energy Group, Inc. ("CH Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"), a wholly owned subsidiary of CH Energy Group. The Notes to the Consolidated Financial Statements apply to the Consolidated Financial Statements of both CH Energy Group and Central Hudson. CH Energy Group's Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, including Central Hudson.

      Central Hudson, Central Hudson Enterprises Corporation (together with its subsidiaries and affiliates other than Griffith Energy Services, Inc., "CHEC"), and Griffith Energy Services, Inc. ("Griffith") are each wholly owned, directly or indirectly, by CH Energy Group, except as noted. Their businesses are comprised of a regulated electric utility and regulated natural gas utility, fuel distribution, cogeneration, energy management, and investments in energy-related assets.

RECLASSIFICATION

      Certain amounts in the 2004 and 2005 Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES

      In connection with the preparation of the combined CH Energy Group/Central Hudson Quarterly Report on Form 10-Q for the period ended March 31, 2006, and the classification of auction rate securities and variable rate demand notes, CH Energy Group concluded that it was appropriate to classify these securities on CH Energy Group's Consolidated Balance Sheet as "short-term investments - available-for-sale securities." Previously, these securities had been classified as "cash and cash equivalents." These securities are described in greater detail in Note 13 - "Financial Instruments" under the caption "Short-term Investments." As a result of this revision in classification, CH Energy Group has also made corresponding adjustments to its Consolidated Statement of Cash Flows for all periods presented to reflect the gross purchases and liquidation of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents. This revision in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations, or financial covenants and does not affect previously reported cash flows from operating or financing activities. The Consolidated Financial Statements of Central Hudson were not affected by this revision in classification.

      The impact on net cash used in investing activities for December 31, 2005, and 2004, was a decrease of $6.6 million and an increase of $7.5 million, respectively, for activity relating to these investments. The revision in classification for prior period Consolidated Balance Sheets resulted in a decrease to cash and cash equivalents and the reporting of short-term investments in the amount of $42.1 million at December 31, 2005.

PRINCIPLES OF CONSOLIDATION

      CH Energy Group is the holding company parent corporation of Central Hudson and CHEC.

      Central Hudson has one wholly owned subsidiary: Phoenix Development Company, Inc. ("Phoenix"). CHEC had two wholly owned subsidiaries during a portion of the period covered by this 10-K Annual Report: Griffith and SCASCO, Inc. ("SCASCO"). Effective December 31, 2005, SCASCO was merged into Griffith, which remains a wholly owned subsidiary of CHEC. Griffith and SCASCO are sometimes collectively referred to herein as "Griffith," as the context requires.

      On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale Biomass, LLC ("Lyonsdale"). Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant. The operating results of Lyonsdale for the period of April 12, 2006, through December 31, 2006, are consolidated in the financial statements of CH Energy Group. The minority interest shown on CH Energy Group's Consolidated Financial Statements represents the minority owner's proportionate share of the income and equity of Lyonsdale.

      CH Energy Group was incorporated in 1998 as a wholly owned subsidiary of Central Hudson. On December 15, 1999, CH Energy Group became the holding company parent corporation of Central Hudson and Central Hudson's then-existing subsidiaries, including CHEC and Phoenix (the "Holding Company Restructuring"). For further information regarding the Holding Company Restructuring and the Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended (the "Settlement Agreement"), among Central Hudson, the Staff of the Public Service Commission of the State of New York ("PSC" and its staff "PSC Staff"), and certain others which, among other things, permitted the Holding Company Restructuring, see the captions "Competitive Opportunities Proceeding Settlement Agreement" and "Expiring Rate Proceedings - Electric and Natural Gas" in Note 2 - "Regulatory Matters." Surviving provisions of the Settlement Agreement discussed herein may affect the future operations of CH Energy Group and its subsidiaries.

      CH Energy Group's Consolidated Financial Statements include the accounts of CH Energy Group, Central Hudson, CHEC, and Griffith. Intercompany balances and transactions have been eliminated.

RATES, REVENUES, AND COST ADJUSTMENT CLAUSES

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

REVENUE RECOGNITION

      Central Hudson records revenue on the basis of meters read. In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month. The estimate covers 30 days subsequent to the meter-read date. As of December 31, 2006, and 2005, the unrecognized estimated electric unbilled revenues were $8.5 million and $7.5 million, respectively. The full amount of estimated natural gas unbilled revenues are recognized on the Consolidated Balance Sheet.

      Griffith records revenue when products are delivered to customers or services have been rendered. Deferred revenues include unamortized payments from fuel oil burner maintenance and tank service agreements. These contracts require a one-time payment from the customer at inception of the contract.

      For Central Hudson and Griffith, payments received from customers who participate in budget billing, whose balance represents the amount paid in excess of deliveries received at December 31, are included in customer advances. At the conclusion of the heating season, each such customer's budget billings are reconciled with their actual purchases and the accounts are settled.

UTILITY PLANT - CENTRAL HUDSON

      The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits, and allowances for the funds used during construction ("AFUDC"), as further discussed below. Replacement of minor items of property is included in operating expenses.

      The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service as required by the PSC.

      The following summarizes the type and amount of assets included in the Electric, Natural Gas, and Common categories of Central Hudson's utility plant balances at December 31, 2006, and 2005:

                                              Estimated        Utility Plant
                                             Depreciable       (In Thousands)
                                            Life in Years      2006       2005
                                            -------------   ---------   --------

Electric
   Production                                   27-75       $  23,842   $ 27,568
   Transmission                                 28-85         174,665    172,815
   Distribution                                 11-80         569,435    538,550
   Other                                          40              866        842
                                                            ---------   --------
   Total                                                    $ 768,808   $739,775

Natural Gas
   Production                                   25-75       $   5,147   $  5,036
   Transmission                                 18-70          41,931     41,628
   Distribution                                 30-85         191,746    179,702
   Other                                         N/A              493        493
                                                            ---------   --------
   Total                                                    $ 239,317   $226,859

Common
   Land and Structures                            50        $  36,991   $ 35,043
   Office and Other Equipment,
      Radios, and Tools                         8-35           36,115     36,574
   Transportation Equipment                     8-12           38,426     35,857
   Other                                          5               894        107
                                                            ---------   --------
   Total                                                    $ 112,426   $107,581

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

      Central Hudson's regulated utility plant includes AFUDC, which is defined as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFUDC rate was 5.25% in 2006, 3.75% in 2005, and 3.00% in 2004. The amounts recorded for years 2006, 2005, and 2004 are $0.6 million, $0.4 million, and $0.4 million, respectively.

DEPRECIATION AND AMORTIZATION

      The regulated assets of Central Hudson include electric, natural gas, and common assets and are listed under the heading "Utility Plant" on Central Hudson's and CH Energy Group's Consolidated Balance Sheets. The accumulated depreciation associated with these regulated assets is also reported on the Consolidated Balance Sheets.

      The property and plant assets of Griffith and Lyonsdale are reported net of accumulated depreciation on CH Energy Group's Consolidated Balance Sheet as "Other Property and Plant - net." Accumulated depreciation for Griffith was $17.3 million and $14.9 million at December 31, 2006, and 2005, respectively. Accumulated depreciation for Lyonsdale was $0.6 million at December 31, 2006.

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

      Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 143, titled ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS No. 71, titled ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION ("SFAS 71"), Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $44.6 million and $92.2 million of net cost of removal as a regulatory liability as of December 31, 2006, and 2005, respectively. The amount of this liability as of December 31, 2006, has been reduced by the transfer of $52.5 million of excess electric depreciation reserve pursuant to the Order Establishing Rate Plan ("2006 Order") issued to Central Hudson by the PSC on July 24, 2006. The transfer represents a portion of the electric depreciation reserve that is in excess of the theoretical book reserve based on depreciation rates approved by the PSC. For additional information regarding the 2006 Order, see Note 2 - "Regulatory Matters."

      FASB Interpretation No. 47, titled ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS ("FIN 47"), clarifies the term "conditional asset retirement obligation" as used in SFAS 143 to refer to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred: generally upon acquisition, construction, development, and/or through normal operation of the asset.

      In accordance with FIN 47, CH Energy Group recorded asset retirement obligation ("ARO") liabilities of $550,000 as of December 31, 2006, and 2005. Of this amount, approximately $500,000 was recorded by Central Hudson and the remainder was recorded by CHEC. Depreciation expense on ARO assets and accretion expense on ARO liabilities were recorded in 2006 for immaterial amounts.

      Central Hudson performs depreciation studies periodically and, upon approval by the PSC, periodically adjusts the depreciation rates of its various classes of depreciable property. Central Hudson's composite rates for depreciation were 2.95% in 2006, 3.15% in 2005, and 3.17% in 2004 of the original average cost of depreciable property. The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31 was 30.9% in 2006, 31.1% in 2005, and 31.0% in 2004.

      For financial statement purposes, Griffith's depreciation provisions are computed on the straight-line method using depreciation rates based on the estimated useful lives of the depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

      Amortization of intangibles (other than goodwill) is computed on the straight-line method over the assets' expected useful lives. See Note 5 - "Goodwill and Other Intangible Assets" for further discussion.

CASH AND CASH EQUIVALENTS

      For purposes of the Consolidated Statement of Cash Flows, CH Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

FUEL AND MATERIALS AND SUPPLIES

      Fuel, materials, and supplies for CH Energy Group include the inventory of Central Hudson, Griffith, and Lyonsdale. Inventory for Central Hudson is valued at average cost. Inventory for Griffith is valued using the "first-in, first-out" (or "FIFO") inventory method. Inventory for Lyonsdale is valued using the weighted average inventory method.

      The following is a summary of inventories of CH Energy Group and Central Hudson at December 31, 2006, and 2005:

                                        CH ENERGY GROUP       CENTRAL HUDSON
                                      -------------------   -------------------

As of December 31,                      2006       2005       2006       2005
-------------------                   --------   --------   --------   --------
                                                   (In Thousands)
Natural Gas                           $ 15,640   $ 16,512   $ 15,640   $ 16,512
Petroleum Products and Propane           3,680      3,870        493        490
Fuel Used In Electric Generation           393        268        233        268
Materials and Supplies                   8,217      7,700      6,438      6,141
                                      --------   --------   --------   --------

Total                                 $ 27,930   $ 28,350   $ 22,804   $ 23,411
                                      ========   ========   ========   ========

SHORT-TERM INVESTMENTS

      CH Energy Group's short-term investments consist of auction rate securities ("ARS") and variable rate demand notes ("VRDN"), which have been classified as current available-for-sale securities pursuant to the provisions of SFAS No. 115, titled ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. ARS and VRDN are debt instruments with a long-term nominal maturity and a mechanism that resets the interest rate at regular intervals.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      CHEC's investments in limited partnerships ("Partnerships") and limited liability companies are accounted for under the equity method. CH Energy Group's proportionate share of the change in fair value of available for sale securities held by the Partnerships is recorded in CH Energy Group's Consolidated Statement of Comprehensive Income. For more information, see Note 4 - "Acquisitions and Investments."

EARNINGS PER SHARE

The following table presents CH Energy Group's basic and diluted earnings per share included on the Consolidated Statement of Income:

                                                                         Year ended December 31,
                                                    2006                          2005                            2004
                                      -----------------------------   -----------------------------   ----------------------------
                                                               (In Thousands, except for Earnings Per Share)
                                        Avg.       Net                  Avg.        Net                 Avg.       Net
                                       Shares     Income    $/Share    Shares     Income    $/Share    Shares     Income   $/Share
                                      --------   --------   -------   --------   --------   -------   --------   -------   -------
Earnings applicable to Common
   Stock - Continuing Operations                 $ 43,084                        $ 44,291                        $42,423
Average number of common
   shares outstanding - basic           15,762              $  2.73     15,762              $  2.81     15,762             $  2.69
Average dilutive effect of:
   Stock Options (1) (2)                     3        (18)        -          2        (43)        -          4       (53)        -
   Performance Shares (2)                   14          -         -          3          -         -          5         -         -
                                      --------------------------------------------------------------------------------------------
Average number of common
   shares outstanding - diluted         15,779   $ 43,066   $  2.73     15,767   $ 44,248   $  2.81     15,771   $42,370   $  2.69
                                      ============================================================================================

(1) For 2005 and 2004, certain stock options have been excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock shares for each of the years presented. The number of common stock shares represented by the options excluded from the above calculation were 36,900 shares for 2005 and 2004. For 2006, there are no stock options excluded from the above calculation.

(2) See Note 10 - "Equity-Based Compensation Incentive Plans" for additional information regarding stock options and performance shares.

EQUITY-BASED COMPENSATION

      CH Energy Group has an equity-based employee compensation plan that is described more fully in Note 10 - "Equity-Based Compensation Incentive Plans."

INCOME TAX

      CH Energy Group and its subsidiaries file consolidated federal and state income tax returns. Income taxes are deferred under the asset and liability method in accordance with SFAS No. 109, titled ACCOUNTING FOR INCOME TAXES ("SFAS 109"). Under the asset and liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues. For federal and state income tax purposes, CH Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets. Deferred investment tax credits are amortized over the estimated life of the properties giving rise to the credits. For state income tax purposes, Central Hudson uses book depreciation for property placed in service in 1999 or earlier in accordance with transition property rules under Article 9-A of the New York State Tax Law. Griffith files state income tax returns in those states in which it conducts business. For more information, see Note 3 - "Income Tax."

FIN 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In December 2003, the FASB issued a revised Interpretation No. 46, titled CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46R"), which clarified the application of Accounting Research Bulletin No. 51, titled CONSOLIDATED FINANCIAL STATEMENTS, as it relates to the consolidation of a variable interest entity ("VIE"). FIN 46R provides guidance on the identification of a variable interest and a VIE to determine when the assets, liabilities, and results of operations should be consolidated in a company's financial statements. The original interpretation was issued in January 2003 and its application was required for periods ending after December 15, 2003, for companies that had interests in special-purpose entities. The application of FIN 46R for all other types of VIEs was required for periods ending after March 15, 2004. FIN 46R was adopted by CH Energy Group effective with the quarter ended March 31, 2004.

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

      CH Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any VIEs that require consolidation under the provisions of FIN 46R. In arriving at this determination, Central Hudson reviewed long-term power purchase contracts currently in effect, including contracts with a number of independent power producers ("IPPs"). Central Hudson does not have any financial interest in or operational control of these IPPs. Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of IPPs which meet certain criteria for Qualifying Facilities as such term is defined in the applicable legislation. Payments are made under these contracts at rates often higher than those prevailing in the wholesale market; however, these costs are fully recoverable through Central Hudson's electric energy adjustment mechanism, which provides for the recovery of purchased electricity costs. In 2006, Central Hudson had contracts with IPPs which represented approximately 2% of Central Hudson's electricity purchases.

      CHEC has a number of investment interests that are presently accounted for under the equity method. CHEC reviewed these interests relative to FIN 46R and determined that consolidation is not required. CHEC has limited partnership interests in two cogeneration facilities, a preferred unit investment in and a subordinated debt obligation to a limited liability company that operates a fuel ethanol production facility, a limited partnership interest in two wind farm projects, and a limited partnership interest in a venture capital fund. CH Energy Group does not hold a primary beneficial interest with respect to any of these interests that would require consolidation under the provisions of FIN 46R. CHEC's total equity investment in these limited partnerships is not material, comprising less than 3% of CH Energy Group's total equity.

USE OF ESTIMATES

      Preparation of the financial statements in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP") includes the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimated. Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), reserves for uncollectible accounts receivable, other operating reserves, unbilled revenues, and pension and other post-retirement benefits. Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties (as described in this Note under the caption "Depreciation and Amortization"). Amortizable intangible assets include the amortization of customer lists related to Griffith, which is based on an assessment of customer turnover as described in Note 5 - "Goodwill and Other Intangible Assets." Depreciation and amortization amounts charged to CH Energy Group's operations for years 2006, 2005, and 2004, are $35.7 million, $36.2 million, and $34.6 million, respectively. Depreciation and amortization amounts charged to Central Hudson's operations for years 2006, 2005, and 2004 are $29.0 million, $29.9 million, and $28.4 million, respectively.

      Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including special collection issues. The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims. Unbilled revenues are determined based on the estimated sales for bimonthly accounts that have not been billed by Central Hudson in the current month. The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained. Revenues for 2006 include an estimate of $6.6 million for unbilled revenues, revenues for 2005 include an estimate of $6.3 million for unbilled revenues, and revenues for 2004 include an estimate of $5.8 million.

      The significant assumptions and estimates used to account for the pension plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the retirement plan and post-retirement plan assets, the rate of compensation increase, and the method of amortizing gains and losses.

      Estimates are also reflected for certain commitments and contingencies where there is sufficient basis to project a future obligation. Disclosures related to these certain commitments and contingencies are included in Note 11 - "Commitments and Contingencies."

RELATED PARTY TRANSACTIONS

      Thompson Hine LLP serves as general counsel to CH Energy Group and Central Hudson. A partner in that firm serves as Assistant Secretary of each corporation. This Assistant Secretary appointment serves to assist in closure of specified transactions in the ordinary course of business. While this partner receives no additional compensation for his role as Assistant Secretary, time spent performing the duties of Assistant Secretary is charged to CH Energy Group and Central Hudson on an hourly basis. The combined fees paid by CH Energy Group and Central Hudson to Thompson Hine LLP were $2.6 million in 2006, $2.9 million in 2005, and $3.2 million in 2004.

PARENTAL GUARANTEES

      CH Energy Group and CHEC have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes.

         The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by the CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At December 31, 2006, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $6.3 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group's Consolidated Balance Sheet.

      For information on the expired guarantee related to CH Resources, see Note 11 - "Commitments and Contingencies," under the caption "CHEC."

PRODUCT WARRANTIES

      Griffith offers a multi-year warranty on heating system installations and has offered multi-year service contracts as an incentive to new heating oil delivery customers, and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranty and service contracts. CH Energy Group's approximate aggregate potential liability for product warranties was $64,000 and $101,000 at December 31, 2006, and 2005, respectively. CH Energy Group's liabilities for these product warranties were determined by accruing the present value of future warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      SFAS No. 133, titled ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended, established accounting and reporting requirements for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet with the corresponding unrealized gains or losses recognized in earnings. SFAS 133 permits the deferral of unrealized hedge gains and losses, under stringent hedge accounting provisions.

      CH Energy Group and its subsidiaries do not enter into derivative instruments for speculative purposes.

      Central Hudson uses derivative instruments to hedge exposure to variability in the prices of natural gas and electricity and to hedge exposure to variability in interest rates for its variable rate long-term debt. The types of derivative instruments typically used by Central Hudson are natural gas futures and swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, and interest rate caps to hedge interest payments on variable rate debt. These derivatives are not designated as hedges under the provisions of SFAS 133, and the related gains and losses are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses. On April 1, 2006, Central Hudson replaced its interest rate cap agreement with a new two-year agreement through April 1, 2008, with similar terms as the expired agreement. This rate cap agreement hedges the variability in interest rates related to Central Hudson's bonds issued by the New York State Energy Research and Development Authority

("NYSERDA"). The premium related to interest rate hedges, as well as any related actual gains, is also subject to a true-up mechanism authorized by the PSC for Central Hudson's variable rate long-term debt. The earnings impacts from these derivatives are therefore deferred for refund to or recovery from customers under their respective regulatory adjustment mechanisms.

      At December 31, 2006, Central Hudson had open derivative contracts to hedge natural gas prices through March 2007, covering approximately 42.7% of Central Hudson's projected total natural gas supply requirements during this period. In 2006, derivative transactions were used to hedge 14.1% of Central Hudson's total natural gas supply requirements as compared to 17.5% in 2005. In its electric operations, Central Hudson had no open derivatives at December 31, 2006. In 2006, Central Hudson hedged approximately 11% of its total electricity supply requirements with over-the-counter ("OTC") derivative contracts as compared to 5.9% in 2005. In addition, Central Hudson has in place a number of agreements of varying terms to purchase electricity produced by certain of its former major generating assets and other generating facilities at fixed prices. The notional amounts currently hedged by the electricity purchase agreements for 2007 and 2008 represent approximately 41.9% and 19.7%, respectively, of its total anticipated electricity supply requirements in each year.

      The total fair value (net unrealized loss) of Central Hudson's derivatives at December 31, 2006, was ($3 million) as compared to a fair value (net unrealized loss) of ($315,000) at December 31, 2005. Fair value is determined based on market quotes for exchange traded derivatives and broker quotes for OTC derivatives. Actual net losses of ($10.7 million) were recorded in 2006, which increased amounts recovered through Central Hudson's electric and natural gas cost adjustment clauses for the overall cost of electricity and natural gas. This compares to a total net gain of $7.6 million recorded in 2005, which reduced the overall cost of electricity and natural gas.

      Griffith uses derivative instruments to hedge variability in the price of heating oil purchased for delivery to its customers. In 2006, Griffith sold put option contracts and purchased call option contracts to establish floor and ceiling prices to hedge forecasted heating oil supply requirements for fixed price programs not hedged by firm purchase commitments. The options hedge commodity price changes. These derivatives are designated as cash flow hedges under the provisions of SFAS 133 and are accounted for under the deferral method with actual gains and losses from the hedging activity included in the cost of sales as the hedged transaction occurs. The put and call options entered into have been effective with no gains or losses from ineffectiveness recorded in 2006 or 2005. The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid or received for these derivative instruments. The total amount of premiums expensed in 2006 was $0.5 million as compared to $0.2 million in 2005. These net premiums are expensed based on the change in their respective fair value. The total fair values of open derivative instruments at December 31, 2006, was a net unrealized loss of ($0.6 million). The total fair value at December 31, 2005, was not material. Including premium costs, a net actual loss of ($0.8 million) was recorded in 2006 and a net loss of ($0.2 million) in 2005. These losses were recorded in each year as part of the cost or price of the related commodity transactions. The fair values of put and call options are determined based on the market value of the underlying commodity.

      At December 31, 2006, Griffith had open OTC put and call option positions covering approximately 8.2% of its anticipated fuel oil supply requirements for the period January 2007 through June 2007. The percentage hedged at December 31, 2005, for the period January 2006 to May 2006 was 2.7%. In 2006, derivative instruments were used to hedge 6.0% of total fuel oil requirements as compared to 2.8% in 2005.

      In the first quarter of 2006, Griffith also entered into derivative contracts to hedge a portion (714,000 gallons) of its fuel oil inventory. These derivative instruments, comprised of calendar average New York Mercantile Exchange ("NYMEX") swaps, were designated as a fair value hedge of inventory. These derivative contracts were settled in December 2006 and an actual net gain of $0.2 million was recorded.

      In addition to the above, Central Hudson and Griffith use weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns if such contracts can be obtained on reasonable terms. Weather derivative contracts are generally entered into for the periods November through December and January through March, which covers the bulk of the heating season. Central Hudson also has entered into similar contracts for the cooling season, which runs from June through August. Weather derivative contracts are not subject to the provisions of SFAS 133 and are accounted for in accordance with Emerging Issues Task Force ("EITF") Statement 99-2, titled ACCOUNTING FOR WEATHER DERIVATIVES. In 2006, Central Hudson made a total payment to counter-parties of $0.5 million. In 2005, a total payment of $2.0 million, including premiums, was made to counter-parties. These settlement payments related to the cooling season contracts and resulted from weather that was warmer than the contractual strike points. In 2006, Griffith received total payments of $0.7 million, net of premiums paid. These payments related to heating season contracts and resulted from weather that was warmer than the contractual strike point. In 2005, Griffith did not receive or make any settlement payments. In each case the amounts recorded partially offset variations in revenues experienced due to the actual weather patterns that occurred in each period. Central Hudson and Griffith have each entered into weather derivative contracts for February and March 2007.

RESEARCH AND DEVELOPMENT

      Central Hudson is engaged in the conduct and support of research and development ("R&D") activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy. Central Hudson's R&D expenditures were $3.2 million in 2006, $3.3 million in 2005, and $3.6 million in 2004. These expenditures were for internal research programs and for contributions to research administered by NYSERDA, the Electric Power Research Institute, and other industry organizations. R&D expenditures are provided for in Central Hudson's rates charged to customers for electric and natural gas delivery service. In addition, the PSC has authorized that differences between R&D expense and the rate allowances covering these costs be deferred for future recovery from or return to customers.

NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS - STANDARDS IMPLEMENTED

CLASSIFICATION OF OPTIONS AND SIMILAR INSTRUMENTS ISSUED AS EMPLOYEE COMPENSATION THAT ALLOW FOR CASH SETTLEMENT UPON THE OCCURRENCE OF A CONTINGENT EVENT

      On February 3, 2006, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-4, titled CLASSIFICATION OF OPTIONS AND SIMILAR INSTRUMENTS ISSUED AS EMPLOYEE COMPENSATION THAT ALLOW FOR CASH SETTLEMENT UPON THE OCCURRENCE OF A CONTINGENT EVENT ("FSP FAS 123(R)-4"). FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, such as a change in control or other liquidity event of the company, death or disability of the holder, or an initial public offering. FSP FAS 123(R)-4 amends SFAS No. 123(R), titled SHARE-BASED PAYMENT ("SFAS 123(R)"), to address such situations.

      The guidance in this FSP FAS 123(R)-4 is effective with the adoption of SFAS 123(R). For CH Energy Group, SFAS 123(R) was adopted effective January 1, 2006. The provisions of FSP FAS 123(R)-4 do not currently apply to CH Energy Group or its subsidiaries.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NOS. 133 AND 140

      In March 2006, the FASB issued SFAS No. 155, titled ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140 ("SFAS 155"). SFAS 155 modifies requirements for financial reporting for certain hybrid financial instruments by requiring more consistent accounting which eliminates exemptions and provides a means to simplify the accounting for these instruments. SFAS 155 also resolves issues addressed in SFAS 133 Implementing Issue No. D1, titled APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS.

      SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier application permitted. If applicable, CH Energy Group would expect to adopt SFAS 155 as of January 1, 2007. The provisions of SFAS 155 do not currently apply to CH Energy Group or its subsidiaries, as they do not have hybrid financial instruments as defined by SFAS 155.

PRESENTATION OF GOVERNMENTAL TAXES IN THE INCOME STATEMENT

      In June 2006, the EITF ratified a consensus on EITF Issue No. 06-3, titled HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT ("EITF 06-3"). EITF 06-3 focuses on any taxes assessed by a governmental authority that are imposed concurrently on specific revenue-producing transactions between a seller and a customer and how they should be presented in the seller's income statement. Taxes assessed on an entity's activities over a period of time, such as gross receipts taxes, are not within the scope of EITF 06-3. The presentation of taxes on either a gross (i.e., included in revenues and costs) or net basis (i.e., excluded from revenues) is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board ("APB") Opinion No. 22, titled DISCLOSURE OF ACCOUNTING POLICIES. Tax amounts deemed significant when reporting on a gross basis should be disclosed for interim and annual financial statements for each period for which an income statement is presented.

      EITF 06-3 does not require an entity to reevaluate its existing classification policies related to taxes assessed by a governmental authority but does require the presentation of additional disclosures.

      EITF 06-3 is applicable to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted.

      CH Energy Group does not expect EITF 06-3 to have any impact on the financial condition, results of operations, or cash flows of CH Energy Group or its subsidiaries. The only taxes included in CH Energy Group's revenues are revenue taxes, which are not within the scope of EITF 06-3.

FINANCIAL STATEMENTS - CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

      On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, titled FINANCIAL STATEMENTS - CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 is intended to provide guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in the current year financial statements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC indicates that both the "iron curtain" and "rollover" approaches should be used in quantifying a current year misstatement for purposes of determining its materiality. The "iron curtain" approach focuses on how the current year's balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated. The "rollover" approach focuses on the amount of the misstatement that originated in the current year's income statement. In SAB 108, the SEC indicates that the registrant must quantify the impact of correcting all misstatements, including both the carry-over and reversing effects of prior year misstatements, on the current year financial statements.

      The guidance in SAB 108 is effective the first fiscal year ending after November 15, 2006, though early application in an interim period is encouraged. Since CH Energy Group and its subsidiaries do not have current or prior year misstatements in its financial statements, SAB 108 did not have any impact on the financial condition, results of operations, or cash flows of CH Energy Group or its subsidiaries in the twelve months ended December 31, 2006. SAB 108 will be applied by CH Energy Group and its subsidiaries when applicable.

EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

      On September 29, 2006, the FASB issued SFAS No. 158, titled EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). SFAS 158 requires an employer that sponsors a defined benefit pension and other post-retirement plans to report the current economic status (i.e., the overfunded or underfunded status) of the plan in its statement of financial position. Moreover, SFAS 158 requires an employer to measure the plan assets and plan obligations as of the date of its statement of financial position rather than as of a measurement date that is up to three months before the end of its fiscal year. As a result of SFAS 158, reported financial information will measure plan assets and benefit obligations on the same date as the employer's assets and liabilities and reflect all changes in a plan's overfunded or underfunded status as such changes arise. Pursuant to SFAS 87, titled EMPLOYER'S ACCOUNTING FOR PENSIONS ("SFAS 87"), and SFAS 106, titled EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, the resultant change in status of the liability or prepaid asset will be recognized as a component of other comprehensive income ("OCI").

      Pursuant to SFAS 71 and under the policy of the PSC regarding pension and OPEB costs, Central Hudson has historically recovered its net periodic pension and OPEB costs through customer rates, with differences from rate allowances deferred for future recovery from or return to customers as a regulatory asset or regulatory liability, respectively. Consistent with this policy, changes in the funded status will be recognized as such, rather than in OCI.

      SFAS 158 is effective for fiscal years ending after December 15, 2006, which for CH Energy Group would be fiscal year ended December 31, 2006, with an exception for the provision to change the measurement date, which is effective for fiscal years ending after December 15, 2008.

      For more information regarding CH Energy Group's post-employment benefits and the impact of adopting SFAS 158, see Note 9 - "Post-Employment Benefits."

AMENDMENT OF FASB STAFF POSITION FAS 123(R)-1

      On October 10, 2006, the FASB issued FSP No. FAS 123(R)-5, titled AMENDING GUIDANCE FOR ACCOUNTING FOR MODIFICATIONS OF INSTRUMENTS IN CONNECTION WITH EQUITY RESTRUCTURING ("FSP FAS 123(R)-5"). FSP FAS 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1. It stipulates that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, that there is no change in the recognition or measurement of those instruments if (a) there is no increase in fair value of the award and (b) all holders of the same class of instruments are treated in the same manner.

      The guidance in FSP FAS 123(R)-5 is effective in the first reporting period beginning after October 10, 2006. Early application is permitted in periods for which financial statements have not been issued. The provisions of FSP FAS 123(R)-5 do not currently apply to CH Energy Group or its subsidiaries.

TECHNICAL CORRECTIONS OF FASB STATEMENT NO. 123(R)

      On October 20, 2006, the FASB issued FSP No. FAS 123(R)-6, titled TECHNICAL CORRECTIONS OF FASB STATEMENT NO. 123(R) ("FSP FAS 123(R)-6"). FSP FAS 123(R)-6 was issued to make several technical corrections to SFAS 123(R). These include exemption for non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options, revision to the computation of the minimum compensation cost that must be recognized, indication that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and changes to the definition of short-term inducement to exclude an offer to settle an award.

      The guidance in FSP FAS 123(R)-6 is effective in the first reporting period beginning after October 20, 2006. Early application is permitted in periods for which financial statements have not yet been issued. The provisions of FSP FAS 123(R)-6 do not currently apply to CH Energy Group or its subsidiaries.

NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS - STANDARDS TO BE IMPLEMENTED

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

      In July 2006, the FASB issued Interpretation No. 48, titled ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, titled ACCOUNTING FOR INCOME TAXES. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, and disclosure and transition issues.

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

      The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. CH Energy Group or its subsidiaries do not expect a material adjustment to the opening balance of retained earnings.

      The implementation of FIN 48 is not expected to have a material impact on the financial condition, results of operations, or cash flows of CH Energy Group or its subsidiaries.

FAIR VALUE MEASUREMENTS

      On September 6, 2006, the FASB issued SFAS No. 157, titled FAIR VALUE MEASUREMENT ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosure about fair value measurement.

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

      SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. CH Energy Group does not expect SFAS 157 to have a significant impact on the financial condition, results of operations, or cash flows of CH Energy Group or its subsidiaries.

NOTE 2 - REGULATORY MATTERS

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

      In response to the May 1996 Order, the PSC issued in its generic Competitive Opportunities Proceeding, Central Hudson, PSC Staff, and certain other parties entered into the Settlement Agreement. The PSC approved the Settlement Agreement by its final Order issued and effective June 30, 1998, for which a final amendment was issued and approved as of March 7, 2000.

      The Settlement Agreement, which expired on June 30, 2001, included the following major provisions which survive its expiration date: (i) certain limitations on ownership of electric generation facilities by Central Hudson and its affiliates in Central Hudson's franchise territory; (ii) standards of conduct in transactions between Central Hudson, CH Energy Group, and any other subsidiaries of CH Energy Group (such as CHEC and Griffith); (iii) prohibitions against Central Hudson making loans to CH Energy Group or any other subsidiary of CH Energy Group and against Central Hudson guaranteeing debt of CH Energy Group or any other subsidiary of CH Energy Group; (iv) limitations on the transfer of Central Hudson employees to CH Energy Group or other CH Energy Group subsidiaries, and the use of Central Hudson officers in common with other CH Energy Group subsidiaries; (v) certain dividend payment restrictions on Central Hudson; and (vi) treatment of savings up to the amount of an acquisition's or merger's premium or costs flowing from a merger with another utility company.

REGULATORY ACCOUNTING POLICIES

      Central Hudson follows GAAP which, for regulated public utilities, includes SFAS 71. Under SFAS 71, regulated companies such as Central Hudson apply AFUDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities (see the caption "Summary of Regulatory Assets and Liabilities" of this Note) when it is probable that those costs and credits will be recoverable through the rate-making process in a period different from when they otherwise would have been reflected in income. For Central Hudson, these deferred regulatory assets and liabilities and the related deferred taxes are then either eliminated by offset as directed by the PSC or reflected in the income statement in the period in which the same amounts are reflected in rates. In addition, current accounting practices reflect the regulatory accounting authorized in the most recent settlement agreement or rate order, as the case may be.

SUMMARY OF REGULATORY ASSETS AND LIABILITIES

The following table sets forth Central Hudson's regulatory assets and liabilities:

At December 31,                                                2006       2005
--------------------------------------------------------------------------------
                                                                (In Thousands)
REGULATORY ASSETS (DEBITS):

  Current:
     Deferred purchased electric and natural gas costs
        (Note 1) .........................................   $ 26,167   $ 29,728
     FAS 133 - deferred unrealized losses (Note 1) .......      2,971        688
     Residual natural gas deferred balances ..............      2,194          -
     Deferred New York State taxes .......................          -        348
                                                             --------   --------
                                                               31,332     30,764
  Long-term:
     Deferred pension costs ..............................   $ 99,281   $ 97,073
     Carrying charges - pension reserve ..................      2,134     10,364
     Deferred manufactured gas sites (Note 11) ...........     15,106     14,792
     Deferred OPEB(1) costs (Note 9) .....................     36,392     10,735
     Deferred debt expense on re-acquired debt (Note 8) ..      6,626      7,226
     Residual natural gas deferred balances ..............     28,525          -
     Income taxes recoverable through future rates .......     22,847          -
     Other ...............................................      7,864      9,236
                                                             --------   --------
                                                              218,775    149,426
                                                             --------   --------

        Total Regulatory Assets ..........................   $250,107   $180,190
                                                             ========   ========

REGULATORY LIABILITIES (CREDITS):

  Current:
     Deferred rate moderation - excess reserve ...........   $ 17,396   $      -
     FAS 133 - Deferred unrealized gains (Note 1) ........          -        373
     Income taxes refundable through future rates ........      4,255      3,140
                                                             --------   --------
                                                               21,651      3,513
  Long-term:
     Customer benefit fund ...............................   $  5,758   $ 23,995
     Deferred cost of removal (Note 1) ...................     44,602     92,187
     Excess electric depreciation reserve ................     39,956          -
     Deferred proceeds from sale of emission allowances ..          -     13,576
     Deferred interest overcollection - variable
        rate bonds (Note 8) ..............................          -      5,064
     Deferred Nine Mile 2 Plant costs overcollection .....         19      2,359
     Income taxes refundable through future rates ........      9,349      5,703
     Other ...............................................      8,112     10,784
                                                             --------   --------
                                                              107,796    153,668
                                                             --------   --------

        Total Regulatory Liabilities .....................   $129,447   $157,181
                                                             ========   ========

           Net Regulatory Assets .........................   $120,660   $ 23,009
                                                             ========   ========

(1) "OPEB" means other post-employment benefit.

      The significant regulatory assets and liabilities include:

      DEFERRED PENSION COSTS: As discussed further in Note 9 - "Post-Employment Benefits," the amount of deferred pension cost undercollected as of December 31, 2006, includes $97.2 million related to the accounting required under SFAS 158 for recording the funded status. The remaining $2.1 million is the cumulative undercollected pension costs to be recovered from Central Hudson's customers. The comparable balances at December 31, 2005 were $58.9 million, which was recorded under the minimum liability provisions of SFAS 87, and $38.2 million, the cumulative balance for undercollected pension costs, which was eliminated under the terms of the 2006 Order.

      CARRYING CHARGES - PENSION RESERVE: Under the policy of the PSC regarding pension costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to Central Hudson's defined benefit pension plan. For further discussion regarding this plan, see Note 9 - "Post-Employment Benefits."

      RESIDUAL NATURAL GAS DEFERRED BALANCES: The net regulatory asset balance to be amortized over a seven-year period beginning July 1, 2007, as prescribed by the 2006 Order.

      INCOME TAXES RECOVERABLE: Regulatory asset balance established to offset deferred tax liabilities determined under the provisions of SFAS 109 and for which it is probable that they will be recoverable from customers.

      CUSTOMER BENEFIT FUND: See discussion in this Note under the caption "Expiring Rate Proceedings - Electric and Natural Gas."

      DEFERRED COST OF REMOVAl: The adoption of SFAS 143 in 2003 resulted in classifying unexpended funds collected from customers for the cost of removal, net of salvage, as a regulatory liability. The deferred cost of removal amounts represent the future cost of removing assets upon retirement.

      EXCESS ELECTRIC DEPRECIATION RESERVE: The 2006 Order calls for the use of excess depreciation reserves to offset regulatory assets and to apply the remainder for rate moderation.

      SALE OF EMISSION ALLOWANCES: After the sale of the Roseton Electric Generating Plant ("Roseton Plant") and the Danskammer Point Steam Electric Generating Station ("Danskammer Plant") in 2001, Central Hudson retained a number of sulphur dioxide (or "SO(2)") emission allowances. The emission allowances were sold in 2004 in response to favorable market conditions and the proceeds deferred for the benefit of customers in accordance with a PSC Order issued in 1997. The deferred balance at June 30, 2006, was eliminated in accordance with the 2006 Order.

      DEFERRED NINE MILE 2 PLANT COSTS: A PSC Order provided for the deferral of the difference between actual and authorized operating and maintenance expenses for Unit No. 2 of the Nine Mile Point Nuclear Generation Station ("Nine Mile 2 Plant"). Central

Hudson's interest in the Nine Mile 2 Plant was sold in November 2001. The regulatory liability recorded represents the residual overcollection balance and related carrying charges due to customers.

      INCOME TAXES REFUNDABLE: Central Hudson adopted SFAS 109 in 1993, with the effect of increasing Central Hudson's net deferred taxes. As it is probable that the related balances will be refundable to customers, Central Hudson established a net regulatory liability for these balances.

EXPIRING RATE PROCEEDINGS - ELECTRIC AND NATURAL GAS

      Central Hudson continued to operate, through June 30, 2006, under the terms of a Rate Plan approved by the PSC on October 25, 2001, and further modified by the PSC on June 14, 2004 ("2001 Rate Plan").

      The more significant terms and conditions of the 2001 Rate Plan were: (i) a three-year term, beginning July 1, 2001, with a Central Hudson option to extend the 2001 Rate Plan; (ii) a 1.2% reduction in electric delivery rates, which were then frozen at rates in effect on June 30, 2001, for the remainder of the term of the 2001 Rate Plan and frozen natural gas delivery rates for the term of the 2001 Rate Plan; (iii) continued purchase of electricity and natural gas by Central Hudson for its full service customers and recovery of these costs from customers through energy adjustment mechanisms; (iv) refunds to electric customers of $85 million over the first three years of the 2001 Rate Plan; (v) a base return on equity ("ROE") of 10.3% on the equity portion of Central Hudson's rate base; (vi) a common equity ratio cap, for purposes of the PSC's ROE calculation, at 47% in the first year of the 2001 Rate Plan, declining 1% per year in each of the following two years; (vii) retention by Central Hudson of earnings above the 10.3% base ROE up to 11.3%, with an equal sharing of earnings between customers and Central Hudson, between 11.3% and 14%, and crediting of earnings above 14% to a fund to benefit customers ("Customer Benefit Fund"); and
(viii) establishment of customer service standards with associated penalties if standards are not met and enhanced low income and customer education programs.

      The June 14, 2004, modification of the 2001 Rate Plan by the PSC, resulted from a 2004 Joint Proposal ("2004 Joint Proposal") submitted March 29, 2004, by Central Hudson, PSC Staff, and certain energy service companies. The 2004 Joint Proposal was developed in response to PSC Orders concerning future uses of the Customer Benefit Fund, public policy programs, and other matters relating to the encouragement and expansion of retail access and customer choice programs. The significant terms of the 2004 Joint Proposal, which became effective July 1, 2004, include: (i) continuation of the rate levels, rate designs, and related accounting provisions (including deferrals) previously established by the 2001 Rate Plan; (ii) an additional $5 million refund from the Customer Benefit Fund for certain classes of electric customers; (iii) recovery, subject to specified limitations, of deferred pension and OPEB costs from the Customer Benefit Fund;
(iv) a lowering of the threshold for sharing of earnings with customers (from an 11.3% to a 10.5% ROE); and (v) modified earnings sharing so that earnings above a 10.5% ROE and up to 11.3% were to be shared 70%/30% between Central

Hudson and ratepayers, earnings above an 11.3% ROE and up to 14% were to be shared 65%/35% between Central Hudson and ratepayers, and earnings above a 14% ROE would be added to the Customer Benefit Fund.

NEW RATE PROCEEDINGS - ELECTRIC AND NATURAL GAS

      On July 29, 2005, Central Hudson filed with the PSC a request for electric and natural gas rate increases of $52.8 million and $18.1 million, respectively.

      In April 2006, after an extensive period of discovery and review, Central Hudson, PSC Staff, and certain of the other parties entered into a negotiated Joint Proposal ("2006 Joint Proposal") settling all of the issues raised during the course of this proceeding. The 2006 Joint Proposal was concurrently submitted to the PSC for approval. Under the terms of the 2006 Joint Proposal, electric delivery revenues would increase $53.7 million. This increase will be phased-in over the three-year term with annual electric delivery rate increases of approximately $17.9 million on July 1, 2006, July 1, 2007, and July 1, 2008. Natural gas delivery revenues will increase $14.1 million with rate increases of $8 million on July 1, 2006, and $6.1 million on July 1, 2007.

      On July 24, 2006, the PSC issued an Order approving the 2006 Joint Proposal ("2006 Order"). The 2006 Order adopted all of the terms and conditions of the 2006 Joint Proposal with a modification requiring distribution right-of-way ("ROW") maintenance expenses to be subject to the same shortfall true-up mechanism that applies to transmission ROW maintenance expenses. The 2006 Order directed a compliance tariff filing to place new rates into effect as of August 1, 2006, subject to the terms and conditions of the 2006 Order; Central Hudson made this compliance filing on July 31, 2006.

      The 2006 Order provides for delivery rates based on a ROE of 9.6% with an earnings sharing threshold of 10.6%, above which Central Hudson is to share 50% with its customers. Earnings above 11.6% are shared 65% with customers and earnings above 14.0% are allocated entirely to customers. In addition to these sharing provisions, the 2006 Order also limits Central Hudson's ability to defer certain costs if earnings exceed an 11.0% ROE, however, these deferral limitations will not cause earnings to be reduced below 11.0%. Rates are based on a capital structure which includes 45% common equity, but the actual proportion of common equity up to a limit of 47% may be used in determining the ROE for the purpose of earnings sharing. The 2006 Order also includes the continued full recovery of all purchased natural gas and electricity costs through existing monthly supply cost recovery mechanisms. The 2006 Order established targets for electric, natural gas, and common plant expenditures, and increased allowances for the recovery of operating costs, including transmission and distribution ROW maintenance expenses. The capital expenditure targets are subject to true-up provisions, requiring deferral of 150% of the revenue requirement of any shortfalls in spending over the 2006 Order's three-year term, if such shortfall is expected to exist at June 30, 2009. Transmission and distribution ROW maintenance expenses are also subject to true-up provisions over the 2006 Order's three-year term, requiring the deferral of shortfalls in actual expenditures, if such shortfall is expected to exist at June 30, 2009. The 2006 Order also provides increased rate allowances and continued deferral accounting authorization for the recovery of expenses for pensions, OPEB, stray voltage testing, manufactured gas plant ("MGP") site remediation, and certain other expense items. The 2006 Order also provides additional funding to assist low-income customers in paying their energy bills as well as continued funding of programs to encourage customers to explore new opportunities available through the competitive retail supply markets. In addition, the 2006 Order includes penalty-only performance mechanisms with established targets for specified levels of performance for a number of customer service quality, natural gas safety, and electric reliability measures.

OTHER REGULATORY MATTERS

      NON-UTILITY LAND SALES

REGULATED ELECTRIC AND NATURAL GAS BUSINESSES

      Commencing April 26, 2005, and updated on May 22, 2006, Central Hudson filed Notices of Intent with the PSC to sell 48 parcels of non-utility real property. On July 22, 2005, the PSC issued an Order stating that the filings would be reviewed further under New York State Public Service Law Section 70 to determine the disposition of and the accounting for the potential gains.

      On June 23, 2006, the PSC issued an Order approving the proposed transfers of ownership interests in the non-utility property and the recognition of any gains realized upon the transfers for the benefit of shareholders.

      During the twelve months ended December 31, 2006, Central Hudson sold 37 parcels of non-utility real property for $2.2 million in excess of book value and transaction costs, which is recorded as a reduction to Other Expenses of Operation.

OTHER BUSINESSES

      On June 29, 2006, CH Energy Group (the holding company) sold real property for $0.7 million in excess of book value and transaction costs.

      ELECTRIC RELIABILITY PERFORMANCE

      On September 30, 2005, the PSC issued an Order establishing an assessment with respect to electric reliability performance targets that were established in a prior rate proceeding for frequency and duration of electric service outages. Central Hudson recorded $379,000 and $759,000 for failure to meet reliability targets for the years 2002 and 2004, respectively, and also recorded an estimate of $759,000 for 2005. As a result of the 2006 Order, the 2002 and 2004 recorded penalties were included as part of electric deferred items for offset and the 2005 recorded estimate was reversed. In 2006, Central Hudson exceeded the electric reliability criteria for outage frequency and outage duration of electric service interruptions established in the 2006 Order. Central Hudson recorded $684,000 to estimate a potential rate penalty applicable under the 2006 Order.

      EXPIRED AMORTIZATION

      Pursuant to the Settlement Agreement, on January 30, 2001, Central Hudson, after a competitive bidding process, sold its Danskammer Plant and its interest in the Roseton Plant to affiliates of Dynegy Power Corp. By Order issued and effective October 26, 2001, the PSC authorized the sale of Central Hudson's interest in the Nine Mile 2 Plant. On November 7, 2001, Central Hudson sold its interest in the Nine Mile 2 Plant to an affiliate of Constellation, Inc. ("Constellation"). Central Hudson's proceeds, after-tax, from these sales were used to recover the book value and the net regulatory assets related to Central Hudson's interests in these plants (together the "major generating assets"). Pursuant to the Settlement Agreement, a portion of the gain recognized on those sales was recorded as Other Income over a four-year period that commenced in 2001 and ended in 2004. The amount recorded in 2004, net of tax, was $5.9 million.

NOTE 3 - INCOME TAX

      CH Energy Group and its subsidiaries file a consolidated federal and New York State income tax return. Griffith also files state income tax returns in those states in which it conducts business.

      In 2000, New York State law was changed such that Central Hudson and other New York State utilities became subject to state income tax. The tax law repealed the three-quarter percent, or 0.75%, tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced them with an income-based tax under Article 9-A of the New York State Tax Law. Therefore, CH Energy Group filed a combined Article 9-A tax return which included all of its subsidiaries. The completion of the audit, concluded in the second quarter of 2005, of the 2000 and 2001 combined filings of the
Article 9-A tax resulted in a favorable adjustment of $2.3 million of New York State income tax, including the Metropolitan Transit Authority tax, and was the primary factor for the lower effective state tax rate in 2005 for CH Energy Group. Management does not expect adjustments relating to similar audits of subsequent years to be of this magnitude.

      The Article 9-A state income tax obligation was recovered from Central Hudson customers as a revenue tax through June 30, 2006, the expiration date of the 2001 Rate Plan. Effective July 1, 2006, and in accordance with the 2006 Order, the state income tax obligation in accordance with Article 9-A is included in base rates of Central Hudson, in the same manner as Central Hudson's federal income tax obligation is already included.

      As a result of CHEC's ownership in Cornhusker Energy Lexington Holdings, LLC ("Cornhusker Holdings") and Lyonsdale Biomass, LLC ("Lyonsdale"), a $1 million benefit for federal production tax credits from Lyonsdale and small ethanol producer tax credits from Cornhusker Holdings is included in CH Energy Group's federal income tax expenses. CHEC investments in Cornhusker Holdings and Lyonsdale are discussed further in Note 4 - "Acquisitions and Investments."

      See Note 2 - "Regulatory Matters" under the caption "Summary of Regulatory Assets and Liabilities" for additional information regarding CH Energy Group's and its subsidiaries' income taxes.

COMPONENTS OF INCOME TAX

      The following is a summary of the components of state and federal income taxes for CH ENERGY GROUP as reported in its Consolidated Statement of Income:

                                                       2006       2005       2004
                                                     --------   --------   --------
                                                             (In Thousands)
Federal income tax ...............................   $    482   $ 12,021   $  1,788
State income tax .................................         63       (757)     3,010
Deferred federal income tax ......................     20,108     12,245     24,228
Deferred state income tax ........................      3,116      2,310      2,230
                                                     --------   --------   --------
Total income tax .................................   $ 23,769   $ 25,819   $ 31,256
                                                     ========   ========   ========

RECONCILIATION: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH ENERGY GROUP'S Consolidated Statement of Income:

                                                       2006       2005       2004
                                                     --------   --------   --------
                                                             (In Thousands)
Net income .......................................   $ 43,084   $ 44,291   $ 42,423
Preferred stock dividends of Central Hudson ......        970        970        970
Minority interest ................................       (141)         -          -
Federal income tax ...............................        482     12,021      1,788
State income tax .................................         63       (757)     3,010
Deferred federal income tax ......................     20,108     12,245     24,228
Deferred state income tax ........................      3,116      2,310      2,230
                                                     --------   --------   --------
     Income before taxes .........................   $ 67,682   $ 71,080   $ 74,649
                                                     ========   ========   ========

Computed federal tax at 35% statutory rate .......   $ 23,689   $ 24,878   $ 26,127
State income tax net of federal tax benefit ......      2,066      1,009      3,405
Depreciation flow-through ........................      2,873      3,660      3,173
Production tax credits ...........................     (1,011)         -          -
Other ............................................     (3,848)    (3,728)    (1,449)
                                                     --------   --------   --------
     Total income tax ............................   $ 23,769   $ 25,819   $ 31,256
                                                     ========   ========   ========

Effective tax rate - federal .....................       30.4%      34.1%      34.9%
Effective tax rate - state .......................        4.7%       2.2%       7.0%
                                                     --------   --------   --------
Effective tax rate - combined ....................       35.1%      36.3%      41.9%
                                                     ========   ========   ========

      In 2006, the effective federal income tax rate decrease was due partially to the reversal of income tax reserves of $1.2 million from the favorable results of the 2001 through 2003 federal income tax audits.

      The following is a summary of the components of deferred taxes at December 31, 2006, and December 31, 2005, as reported in CH ENERGY GROUP'S Consolidated Balance Sheet:

                                                                  2006       2005
                                                                --------   --------
                                                                   (In Thousands)
Accumulated Deferred Income Tax Asset:
  Unbilled revenues .........................................   $ 10,670   $ 16,014
  Plant-related .............................................     32,010     17,733
  OPEB expense ..............................................     15,998     11,876
  Other .....................................................     27,229     38,969
                                                                --------   --------
Accumulated Deferred Income Tax Asset .......................   $ 85,907   $ 84,592
                                                                ========   ========

Accumulated Deferred Income Tax Liability:
  Plant-related .............................................   $144,351   $131,037
  Pension expense ...........................................     19,830     24,229
  Pension undercollection ...................................        841     15,206
  Other .....................................................     53,456     39,068
                                                                --------   --------
Accumulated Deferred Income Tax Liability ...................   $218,478   $209,540
                                                                ========   ========

      The following is a summary of the components of state and federal income taxes for CENTRAL HUDSON as reported in its Consolidated Statement of Income:

                                                       2006       2005       2004
                                                     --------   --------   --------
                                                             (In Thousands)
Federal income tax ...............................   $    562   $  9,675   $  1,855
State income tax .................................       (290)     1,450      2,502
Deferred federal income tax ......................     18,632     10,852     22,179
Deferred state income tax ........................      2,624      1,959      1,890
                                                     --------   --------   --------
  Total income tax ...............................   $ 21,528   $ 23,936   $ 28,426
                                                     ========   ========   ========

RECONCILIATION: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CENTRAL HUDSON'S Consolidated Statement of Income:

                                                       2006       2005       2004
                                                     --------   --------   --------
                                                             (In Thousands)
Net income .......................................   $ 34,871   $ 35,635   $ 38,648
Federal income tax ...............................        562      9,675      1,855
State income tax .................................       (290)     1,450      2,502
Deferred federal income tax ......................     18,632     10,852     22,179
Deferred state income tax ........................      2,624      1,959      1,890
                                                     --------   --------   --------
  Income before taxes ............................   $ 56,399   $ 59,571   $ 67,074
                                                     ========   ========   ========

Computed federal tax at 35% statutory rate .......   $ 19,740   $ 20,850   $ 23,476
State income tax net of federal tax benefit ......      1,517      2,216      2,855
Depreciation flow-through ........................      2,873      3,660      3,173
Other ............................................     (2,602)    (2,790)    (1,078)
                                                     --------   --------   --------
  Total income tax ...............................   $ 21,528   $ 23,936   $ 28,426
                                                     ========   ========   ========

Effective tax rate - federal .....................       34.0%      34.5%      35.8%
Effective tax rate - state .......................        4.2%       5.7%       6.6%
                                                     --------   --------   --------
Effective tax rate - combined ....................       38.2%      40.2%      42.4%
                                                     ========   ========   ========

      The following is a summary of the components of deferred taxes at December 31, 2006, and December 31, 2005, as reported in CENTRAL HUDSON'S Consolidated Balance Sheet:

                                                                  2006       2005
                                                                --------   --------
                                                                   (In Thousands)
Accumulated Deferred Income Tax Asset:

  Unbilled revenues .........................................   $ 10,670   $ 16,014
  Plant-related .............................................     32,010     14,757
  OPEB expense ..............................................     15,998     11,876
  Other .....................................................     25,774     39,704
                                                                --------   --------
Accumulated Deferred Income Tax Asset .......................   $ 84,452   $ 82,351
                                                                ========   ========

Accumulated Deferred Income Tax Liability:

  Plant-related .............................................   $141,794   $127,843
  Pension expense ...........................................     19,830     24,229
  Pension undercollection ...................................        841     15,206
  Other .....................................................     46,535     33,879
                                                                --------   --------
Accumulated Deferred Income Tax Liability ...................   $209,000   $201,157
                                                                ========   ========

NOTE 4 - ACQUISITIONS AND INVESTMENTS

ACQUISITIONS

      In 2005, Griffith acquired certain assets of seven companies for a total of $3.6 million. The amount charged to intangible assets (including goodwill) was $2.9 million, of which $0.8 million was charged to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts. Three of the acquisition agreements contained clauses (known as "earn-out provisions") for a possible additional payment provided certain conditions were met. An additional payment of $129,700 was paid in 2006. The amount of this additional payment was added to goodwill.

      In 2006, Griffith acquired certain assets of nine companies for a total of $3.6 million. The amount charged to intangible assets (including goodwill) was $3.4 million, of which $1.3 million was charged to goodwill. The principal tangible assets acquired were vehicles, spare parts, and petroleum products. Seven of the acquisitions have earn-out provisions, which may increase the purchase price if certain sales volumes are attained.

      Subsequent to December 31, 2006, Griffith acquired certain assets of two companies for a total of $4.8 million. The purchase price allocated to intangible assets (including goodwill) was $4.5 million, of which $2.4 million was allocated to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts.

      On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale from Catalyst Renewables Corporation ("Catalyst") for $10.8 million, including a working capital adjustment of $1.0 million. CHEC allocated the total purchase price based on the fair value of assets acquired and liabilities assumed as follows: Current Assets of $1.3 million, Other Property and Plant of $9.6 million, and Current Liabilities of $0.1 million. Catalyst remains the owner of a minority share of Lyonsdale and will provide asset management services to Lyonsdale under a contract expiring April 12, 2009. Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant, which began operation in 1992. The plant is located in Lyonsdale, New York. The energy and capacity of the plant is being sold at a fixed price to an investment grade rated counter-party pursuant to a contract beginning May 1, 2006, and ending December 31, 2014. The operating results of Lyonsdale for the period of April 12, 2006, through December 31, 2006, have been consolidated in the financial statements of CH Energy Group.

INVESTMENTS

      In the fourth quarter of 2004, CHEC acquired a 12% interest in preferred units issued by Cornhusker Holdings for $2.7 million and also agreed to acquire $8.0 million of subordinated notes issued by Cornhusker Holdings. As of December 31, 2006, CHEC had acquired $5.0 million of these subordinated notes. The remaining $3.0 million in subordinated notes are scheduled to be drawn upon the resolution of all outstanding issues with the facility construction contractor. Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC, a fuel ethanol production facility located in Nebraska that began operation as of the end of January 2006. This investment is accounted for under the equity method.

      On March 10, 2006, CHEC closed on a $4.9 million investment in CH-Community Wind Energy, LLC, a joint venture between CHEC and Community Energy, Inc. that owns an 18% interest in two wind farm projects in the Mid-Atlantic region with other investors. Located near Wilkes-Barre, Pennsylvania, the 24 MW Bear Creek wind project, and the 7.5 MW Jersey Atlantic project, built at a wastewater treatment plant in Atlantic City, New Jersey, both are commercially operational. CHEC's ownership represents a minority interest in each project. This investment is accounted for under the equity method.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill, customer lists, and covenants not to compete associated with acquisitions are included in intangible assets. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition. The balances reflected on CH Energy Group's Consolidated Balance Sheet at December 31, 2006, and 2005, for "Goodwill" and "Other intangible assets - net" relate to Griffith. In July 2001, the FASB issued SFAS No. 142, titled GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized to expense, but instead be periodically reviewed for impairment. Annually, Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment and for all periods presented no impairment existed. Impairment testing compares the fair value of Griffith to its carrying amount. Fair value of the reporting unit is estimated using a discounted cash flow measurement. The carrying amount for goodwill was $52.8 million as of December 31, 2006, and $51.3 million as of December 31, 2005.

      In accordance with SFAS 142, intangible assets that have finite useful lives continue to be amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were initially used, annual amortization expense would increase by approximately $1.5 million. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and five years.

      The components of amortizable intangible assets of CH Energy Group are summarized as follows (thousands of dollars):

                                          December 31, 2006         December 31, 2005
                                       -----------------------   -----------------------
                                         Gross                     Gross
                                       Carrying    Accumulated   Carrying    Accumulated
                                        Amount    Amortization    Amount    Amortization
                                       --------   ------------   --------   ------------
Customer Lists .....................   $ 42,479   $     15,508   $ 40,448   $     12,754
Covenants Not To Compete ...........      1,350            771      1,669            995
                                       --------   ------------   --------   ------------
Total Amortizable Intangibles ......   $ 43,829   $     16,279   $ 42,117   $     13,749
                                       ========   ============   ========   ============

      Amortization expense was $2.9 million, $2.7 million, and $2.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. The estimated amortization expense for each of the next five years, assuming no new acquisitions, will be approximately $3 million.

NOTE 6 - SHORT-TERM BORROWING ARRANGEMENTS

      CH Energy Group maintains a $75 million revolving credit agreement to provide committed liquidity beyond its cash reserves. In April 2005, CH Energy Group amended its revolving credit agreement with several commercial banks, extending its term to April 2010. At December 31, 2006, and 2005, there was no outstanding loan under the agreement.

      For the years ending December 31, 2006, and 2005, Central Hudson maintained a $75 million revolving credit facility to provide committed liquidity for its operations. Effective January 2, 2007, Central Hudson amended its revolving credit agreement with several commercial banks, pursuant to PSC authorization, increasing the available committed credit to $125 million for a five-year term ending January 2, 2012. At December 31, 2006, and 2005, there was no outstanding loan under Central Hudson's revolving credit agreement.

      Central Hudson also maintains certain uncommitted lines of credit that diversify its sources and provide competitive options to minimize its cost of short-term debt. At December 31, 2006, Central Hudson had $13 million of short-term debt outstanding under these credit lines.

      For the years ended December 31, 2006, 2005, and 2004, Central Hudson had an average daily amount of short-term debt outstanding of $27 million, $16.6 million, and $9.9 million, respectively. The weighted-average interest rate for short-term borrowing was 5.24% for 2006, 3.65% for 2005, and 1.73% for 2004.

      CHEC has an uncommitted line of credit totaling $15 million. There were no borrowings against this line of credit as of December 31, 2006.

      At December 31, 2006, CH Energy Group, on a consolidated basis, had no short-term debt outstanding other than the above-referenced $13 million in short-term debt of Central Hudson. CH Energy Group had $24.1 million of cash and cash equivalents and $42.6 million of short-term investments as of December 31, 2006.

DEBT COVENANTS

      CH Energy Group's $75 million credit facility and Central Hudson's $125 million credit facility both require the satisfaction of certain restrictive covenants, including a total debt-to-total capitalization ratio of no more than
0.65 to 1.00. Currently, both CH Energy Group and Central Hudson are in compliance with all of these debt covenants.

      The only debt outstanding at CHEC is amounts borrowed from CH Energy Group. As of December 31, 2006, there were no amounts outstanding on CHEC's line of credit with its commercial bank and there were no applicable debt covenants.

NOTE 7 - CAPITALIZATION - COMMON AND PREFERRED STOCK

      For a schedule of activity related to common stock, paid-in capital, and capital stock, see the Consolidated Statements of Shareholders' Equity for CH Energy Group and Central Hudson.

      CUMULATIVE PREFERRED STOCK: Central Hudson, $100 par value; 1,200,000 shares authorized, not subject to mandatory redemption:

                                            Shares Outstanding
                           Redemption      ---------------------
                             Price             December 31,
               Series       12/31/06         2006         2005
               ------      ----------      -------      --------
               4.50%        $ 107.00        70,285        70,285
               4.75%          106.75        19,980        19,980
               4.35%          102.00        60,000        60,000
               4.96%          101.00        60,000        60,000
                                           -------      --------
                                           210,265       210,265
                                           =======      ========

      A nominal number of these preferred shares were repurchased during the year ended December 31, 2005. There were no repurchases in 2004 and 2006.

      CAPITAL STOCK EXPENSE: Expenses incurred on issuance of capital stock are accumulated and reported as a reduction in common equity.

      REPURCHASE PROGRAM: On July 25, 2002, the Board of Directors of CH Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4 million shares, or approximately 25% of its outstanding common stock, over the five years beginning August 1, 2002. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million. No shares were repurchased during the years ended December 31, 2006, 2005, and 2004. CH Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing.

Repurchases have been suspended while CH Energy Group assesses opportunities to redeploy its cash reserves in regulated and competitive energy-related businesses. CH Energy Group reserves the right to modify, suspend, renew, or terminate the Repurchase Program at any time without notice.

NOTE 8 - CAPITALIZATION - LONG-TERM DEBT

      Details of Central Hudson's long-term debt are as follows:

         Series                     Maturity Date       December 31,
         ------                     -------------   --------------------
                                                       2006       2005
                                                    ---------   --------
                                                       (In Thousands)
Promissory Notes:

2002 Series D (5.87%)(d)            Mar. 28, 2007   $  33,000   $ 33,000
1999 Series C (6.00%)               Jan. 15, 2009      20,000     20,000
2003 Series D (4.33%)(d)            Sep. 23, 2010      24,000     24,000
2002 Series D (6.64%)(d)            Mar. 28, 2012      36,000     36,000
2004 Series D (4.73%)(d)            Feb. 27, 2014       7,000      7,000
2004 Series E (4.80%)(b)            Nov. 05, 2014       7,000      7,000
2004 Series E (5.05%)(b)            Nov. 04, 2019      27,000     27,000
1999 Series A (5.45%)(a)            Aug. 01, 2027      33,400     33,400
1999 Series C (a)(c)                Aug. 01, 2028      41,150     41,150
1999 Series D (a)(c)                Aug. 01, 2028      41,000     41,000
1998 Series A (3.00%)(a)            Dec. 01, 2028      16,700     16,700
2006 Series E (5.76%)(b)            Nov. 17, 2031      27,000          -
1999 Series B (a)(c)                July 01, 2034      33,700     33,700
2005 Series E (5.84%)(b)            Dec. 05, 2035      24,000     24,000
                                                    ---------   --------
                                                      370,950    343,950

Unamortized Discount on Debt                              (61)       (64)
                                                    ---------   --------
Total Long-term debt                                $ 370,889   $343,886

Less: Current Portion                                 (33,000)         -
                                                    ---------   --------
  Net Long-term debt                                $ 337,889   $343,886
                                                    =========   ========

(a) Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.

(b)   Issued under Central Hudson's medium-term note program, described below.

(c)   Variable rate notes.

(d) Issued pursuant to the 2001 Order approving the issuance by Central Hudson prior to June 30, 2004, of up to $100 million of unsecured medium-term notes.

      In April 2004, the PSC approved the issuance by Central Hudson of up to $85 million of unsecured debt securities prior to December 31, 2006. In November 2004, $27 million of 15-year, Series E Notes were issued at 5.05% and $7 million of ten-year, Series E Notes were issued at 4.80%. In December 2005, Central Hudson issued $24 million of 30-year, Series E Notes at 5.84%. In November 2006, Central Hudson issued $27 million of 25-year Notes at 5.76%, completing the $85 million Series E Notes total authorized by the PSC.

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

      Griffith had no third-party long-term debt outstanding as of December 31, 2006, or 2005. The only debt outstanding at CHEC is amounts borrowed from CH Energy Group.

LONG-TERM DEBT MATURITIES

      All of CH Energy Group's outstanding long-term debt has been issued by Central Hudson. See Note 13 - "Financial Instruments" for a schedule of long-term debt maturing or to be redeemed during the next five years and thereafter.

NYSERDA

      Central Hudson's 1998 Series A promissory notes were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by NYSERDA. The current applicable interest rate of 3.0% is scheduled to end on December 1, 2008, at which time the notes will be remarketed at then-current interest rates under the terms of the applicable indenture.

      Central Hudson's 1999 NYSERDA Bonds Series B, C, and D are unsecured, variable rate bonds and are insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. In its Orders, the PSC has authorized deferred accounting for the interest costs of these bonds. This authorization provides for full recovery of the actual interest costs supporting utility operations, which represent approximately 94% of the total costs. The deferred balance under this accounting was $0.2 million at December 31, 2006 and is included in Regulatory Assets in CH Energy Group's and Central Hudson's Consolidated Balance Sheets. The deferred balance under this accounting was $5.1 million at December 31, 2005, and is included in Regulatory Liabilities in CH Energy Group's and Central Hudson's Consolidated Balance Sheets. The deferred balances at June 30, 2006, were eliminated in accordance with the 2006 Order. Management expects to address the ongoing deferred balances in future rate filings. To further mitigate the risk of rising interest rates, Central Hudson purchased derivative instruments known as interest rate caps to limit its exposure to a defined 4.5% interest rate ceiling for the period from April 1, 2004, to March 31, 2006. On April 1, 2006, Central Hudson replaced its interest rate cap agreement with a new two-year agreement through April 1, 2008, with similar terms as the expired agreement.

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

NOTE 9 - POST-EMPLOYMENT BENEFITS

PENSION BENEFITS

      Central Hudson has a non-contributory Retirement Income Plan ("Retirement Plan") covering substantially all of its employees. The Retirement Plan is a defined benefit plan which provides pension benefits based on an employee's compensation and years of service. The Retirement Plan's assets are held in a trust fund ("Trust Fund"). Central Hudson has provided periodic updates to the benefit formulas stated in the Retirement Plan.

      Decisions to fund the Retirement Plan are based on several factors including the value of plan assets relative to plan liabilities, legislative requirements, and available corporate resources. The liabilities are affected by the interest rate used to determine benefit obligations. Central Hudson is currently reviewing the provisions of the Pension Protection Act of 2006 ("Pension Protection Act") to determine funding requirements for the near-term and future periods.

      In accordance with the provisions of SFAS 158, which was effective for the year ended December 31, 2006, Central Hudson is required to fully recognize pension liability balances (funded status) at December 31, 2006, of $47.8 million for the difference between the projected benefit obligation ("PBO") for pensions and the market value of the pension assets. At December 31, 2005, Central Hudson was required to record a minimum pension liability balances of $18.8 million in accordance with SFAS 87 for the difference between accumulated benefit obligation ("ABO") and the market value of the pension assets. These balances include consideration for non-qualified executive plans.

      The following reflects the impact of the recording of SFAS 158 adjustments for 2006 and SFAS 87 adjustments for 2005 on the December 31, 2006, and 2005, Consolidated Balance Sheets of CH Energy Group and Central Hudson:

                                                                     December 31,
        (In Thousands)                               2006        2006        2006       2005
                                                   --------   ----------   --------   --------
                                                   SFAS 158    SFAS 158    SFAS 87     SFAS 87
                                                              Adjustment
Prefunded (accrued) pension costs prior to
   SFAS 158/SFAS 87 adjustment ..................  $ 49,325   $        -   $ 49,325   $ 60,350
Additional liability required ...................   (97,172)     (33,601)   (63,571)   (79,156)
                                                   --------   ----------   --------   --------
Accrued pension liability per SFAS 158/SFAS 87...  $(47,847)  $  (33,601)  $(14,246)  $(18,806)
                                                   ========   ==========   ========   ========

Regulatory assets - Retirement Plan .............  $ 97,172   $   51,606   $ 45,566   $ 58,939
Intangible asset - Retirement Plan ..............         -      (18,005)    18,005     20,217
                                                   --------   ----------   --------   --------
Total offset to additional liability ............  $ 97,172   $   33,601   $ 63,571   $ 79,156
                                                   ========   ==========   ========   ========

      The intangible asset recorded for 2005 in accordance with SFAS 87 represents unrecognized prior service costs. Under SFAS 158, prior service costs are included in regulatory assets. The recording of regulatory assets is consistent with the PSC's 1993 Statement of Policy regarding pensions and OPEB ("1993 PSC Policy"). Under the 1993 PSC Policy, differences between pension expense and rate allowances covering these costs are deferred for future recovery from or return to customers with carrying charges accrued on cash differences.

      It should be noted that the valuation of the PBO was determined as of the measurement date of September 30, 2006, using a 5.80% discount rate (as determined using the Citigroup Pension Discount Curve reflecting projected pension cash flows) and that a 0.25% change in the discount rate would affect the projection of PBO by approximately $12 million. The discount rate on the prior measurement date of September 30, 2005, was 5.50% for the valuation of the ABO.

      Declines in the market value of the Trust Fund's investment portfolio, which occurred from 2000 through 2002, and a reduction in the discount rate used to determine the benefit obligation for pensions have resulted in a significant increase in pension costs since 2001. The 2006 Order includes an increase in the rate allowances for pension expense and OPEB expense which more closely approximate the cost of providing these benefits. However, due to the volatility of these costs, authorization remains in effect for the deferral of any differences between rate allowances and actual costs under the 1993 PSC Policy. The 2006 Order also authorized Central Hudson to offset significant deferred balances for pension expense and OPEB expense for the electric department with available deferred credit balances due to customers. Deferred pension and OPEB balances accumulated through June 30, 2006, for the natural gas department will be recovered via a seven-year amortization beginning July 1, 2007. These accumulated natural gas deferred balances total $24.1 million.

      Central Hudson accounts for pension activity in accordance with PSC-prescribed provisions which, among other things, require ten-year amortization of actuarial gains and losses.

      In addition to the Retirement Plan, CH Energy Group's and Central Hudson's executives were covered under a non-qualified Supplementary Retirement Plan and a Retirement Benefit Restoration Plan. Effective January 1, 2006, the Supplemental Executive Retirement Plan replaced the two previously effective plans.

ESTIMATES OF LONG-RUN RATES OF RETURN

      The expected long-term rate of return on Retirement Plan assets is 8%, net of investment expense. In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the Retirement Plan's target asset allocation. Central Hudson also considered expectations of value-added by active management, net of investment expenses.

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

      The asset allocation strategy employed in the Retirement Plan reflects Central Hudson's return objectives and risk tolerance. Asset allocation targets, expressed as a percentage of the market value of the Retirement Plan, are summarized in the table below:

------------------------------------------------------------------------
                                                        TARGET
ASSET CLASS                                   MINIMUM   AVERAGE   MAXIMUM
-------------------------------------------------------------------------
Domestic Large/Medium Capitalization Stocks     31%       33%       35%
-------------------------------------------------------------------------
Domestic Small/Medium Capitalization Stocks      9%       12%       14%
-------------------------------------------------------------------------
International Equity Securities                 13%       15%       17%
-------------------------------------------------------------------------
Alternate Investments                            0%        5%       10%
-------------------------------------------------------------------------
Fixed Income Securities                         30%       35%       40%
-------------------------------------------------------------------------
Cash and Cash Equivalents                        0%        0%       10%
-------------------------------------------------------------------------

      Due to the dynamic nature of market value fluctuations, Retirement Plan assets will require rebalancing from time-to-time to maintain the target asset allocation. The Retirement Plan recognizes the importance of maintaining a long-term strategic allocation and does not intend any tactical asset allocation or market timing asset allocation shifts.

      The Retirement Plan seeks to earn a return commensurate with the risk of its underlying assets. The benchmark index is currently comprised of 33% Russell 1000 Stock Index; 12% Russell 2500 Stock Index; 15% Morgan Stanley Capital International Europe, Australasia and Far East (MSCI EAFE) International Stock Index (Net); 5% Russell Open-End Real Estate Mean; and 35% LB Aggregate Bond Index. The Retirement Plan seeks to exceed the average annual return of this benchmark over a three to five year rolling time period and a full market cycle. It is understood that there can be no guarantees about the attainment of the Retirement Plan's return objectives.

      The Retirement Plan utilizes two asset managers.

OTHER POST-RETIREMENT BENEFITS

      Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans. Substantially all of Central Hudson's employees may become eligible for these benefits if they reach retirement age while employed by Central Hudson. These and similar benefits for active employees are provided through insurance companies whose premiums are based on the benefits paid during the year. In order to reduce the total costs of these benefits, Central Hudson requires employees who retired on or after February 1, 1993, to contribute toward the cost of these benefits.

      The significant assumptions used to account for these benefits are the discount rate and the expected long-term rate of return on plan assets. Central Hudson selects the discount rate using the Citigroup Pension Discount Curve reflecting projected cash flows. The estimates of long-term rates of return and the investment policy and strategy for these plan assets are the same as used for pension benefits previously discussed in this Note.

      Central Hudson fully recovers its net periodic post-retirement benefit costs in accordance with the 1993 PSC Policy. Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by an actuarial consultant under SFAS No. 106, titled EMPLOYERS ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS, is deferred as either a regulatory asset or a regulatory liability, as appropriate.

      The effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was reflected in 2006 and 2005 assuming Central Hudson will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and that Central Hudson will receive the federal subsidy.

      In accordance with the provisions of SFAS 158, Central Hudson is now required to fully recognize the liability (i.e., the funded status) for OPEB at December 31, 2006, of $68.8 million for the difference between the ABO and the market value of other post-retirement assets. As a result, an additional liability of $36.1 million was recorded, which was offset by recording a regulatory asset in accordance with the 1993 PSC Policy. This was not a requirement for 2005 and prior years under the provisions of SFAS 106.

      Central Hudson and Griffith each participate in a 401(k) retirement plan for their employees. Griffith also provides a discretionary profit-sharing benefit for their employees. The 401(k) plans provide for employee tax-deferred salary deductions for participating employees and their respective employer matches contributions made by participating employees. The matching benefit varies by employer and employee group. For Central Hudson, the cost of its matching contributions was $1.5 million for 2006, $1.4 million for 2005, and $1.4 million for 2004. For Griffith, the cost of its matching contributions was $605,000 in 2006, $557,000 in 2005, and $643,000 in 2004. Profit sharing contributions made by Griffith were $591,000, $452,000, and $490,000, for 2006, 2005, and 2004, respectively.

      Reconciliations of Central Hudson's pension and other post-retirement plans' benefit obligations, plan assets, and funded status, as well as the components of net periodic pension cost and the weighted average assumptions (excluding Griffith employees not covered by these plans) are reported on the following chart. Note: In compliance with SFAS 158, disclosure for 2006 is different from 2005. As a result, items no longer applicable are indicated as 'N/A'.

                                                   Pension Benefits       Other Benefits
                                                 -------------------   --------------------
                                                   2006       2005       2006       2005
                                                 --------   --------   --------   ---------
                                                    (In Thousands)       (In Thousands)
                                                 -------------------   --------------------
                 Change in Benefit Obligation:
       Benefit obligation at beginning of year   $409,907   $386,853   $168,890   $ 168,919
                                  Service cost      7,939      7,348      3,323       3,469
                                 Interest cost     22,307     21,954      8,020       8,921
                     Participant contributions          -          -        401         343
                               Plan amendments        (45)       232          -     (12,473)
                                 Benefits paid    (22,072)   (21,551)    (6,309)     (5,926)
                         Actuarial (gain) loss     (3,562)    15,071    (17,805)      5,637
                                                 --------   --------   --------   ---------
        Benefit Obligation at End of Plan Year   $414,474   $409,907   $156,520   $ 168,890
                                                 --------   --------   --------   ---------
                        Change in Plan Assets:
Fair Value of plan assets at beginning of year   $349,813   $330,051   $ 80,632   $  76,700
                  Actual return on plan assets     33,114     42,959      9,855       3,662
                        Employer contributions        513        524      3,193       6,070
                     Participant contributions          -          -        401         343
                                 Benefits paid    (22,072)   (21,551)    (6,309)     (5,926)
                       Administrative expenses     (1,741)    (2,170)       (70)       (217)
                                                 --------   --------   --------   ---------
 Fair Value of Plan Assets at End of Plan Year   $359,627   $349,813   $ 87,702   $  80,632
                                                 --------   --------   --------   ---------

                                                    Pension Benefits       Other Benefits
                                                 ---------------------   --------------------
               (In Thousands)                       2006        2005        2006       2005
---------------------------------------------    ---------   ---------   ---------   --------
Reconciliation of Funded Status:
  Funded Status at end of year                   $ (54,847)  $ (60,094)  $ (68,818)  $(88,260)
  Unrecognized actuarial loss                          N/A     100,227         N/A     58,017
  Unrecognized transition obligation                   N/A           -         N/A     17,947
  Unamortized prior service cost                       N/A      20,217         N/A    (12,650)
  Employer Contributions between measurement
    date and fiscal year-end                         7,000           -           -          -
                                                 ---------   ---------   ---------   --------
Accrued Benefit Cost                                   N/A   $  60,350         N/A   $(24,946)
                                                 ---------   ---------   ---------   --------
Amounts Recognized on Consolidated Balance
  Sheet:
Noncurrent assets                                $       -         N/A   $       -        N/A
Current liabilities                                   (548)        N/A           -        N/A
Noncurrent liabilities                             (47,299)        N/A     (68,818)       N/A
Net amount recognized on Consolidated Balance
  Sheet (after FAS 158)                            (47,847)        N/A     (68,818)       N/A
Regulatory asset:
- Net loss (gain)                                   79,167         N/A      32,122        N/A
- Prior service costs                               18,005         N/A     (11,394)       N/A
- Transition obligation                                  -         N/A      15,381        N/A
  Prepaid benefit cost                                 N/A   $       -         N/A   $      -
    Accrued benefit liability                          N/A     (18,806)        N/A    (24,946)
    Intangible asset                                   N/A      20,217         N/A          -
    Regulatory asset                                   N/A      58,939         N/A          -
                                                 ---------   ---------   ---------   --------
Net Amount Recognized at End of Year                   N/A   $  60,350         N/A   $(24,946)
Change in Regulatory Assets attributable to
  changes in additional minimum liability
  recognition                                          N/A     (18,602)        N/A          -
                                                 ---------   ---------   ---------   --------
Components of Net Periodic Benefit Cost:
  Service cost                                   $   7,939   $   7,348   $   3,323   $  3,469
  Interest cost                                     22,307      21,954       8,020      8,921
  Expected return on plan assets                   (26,836)    (23,233)     (5,985)    (5,621)
  Amortization of prior service cost (credit)        2,167       2,141      (1,256)    (1,255)
  Amortization of transitional obligation                -           -       2,566      2,566
  Amortization of net (gain) loss                   12,961      13,325       4,306      6,819
                                                 ---------   ---------   ---------   --------
Net Periodic Benefit Cost                        $  18,538   $  21,535   $  10,974   $ 14,899
                                                 ---------   ---------   ---------   --------

Other Changes in Plan Assets and Benefit
Obligation Recognized in Regulatory Assets:

  Net loss (gain)                                $       -        N/A    $       -        N/A
  Amortization of net loss (gain)                        -        N/A            -        N/A
  Prior service cost (credit)                            -        N/A            -        N/A
  Amortization of prior service cost                     -        N/A            -        N/A
  Transitional obligation                                -        N/A            -        N/A
  Amortization of transitional obligation                -        N/A            -        N/A
  Regulatory asset attributable to change from
    prior year                                      38,233        N/A       36,109        N/A
Total recognized in regulatory asset                38,233        N/A       36,109        N/A

Total recognized in net periodic benefit cost
  and regulatory asset                           $  56,771        N/A    $  47,083        N/A
                                                 ---------   ---------   ---------   --------

Weighted-average assumptions used to determine benefit obligations at September 30 for Pension Benefits and December 31 for Other
  Benefits:

  Discount rate                                       5.80%      5.50%        5.90%      5.50%
  Rate of compensation increase                       4.50%      4.50%        4.50%      4.50%
Weighted-average assumptions used to determine
  net periodic benefit cost for years ended
  December 31:
  Discount rate                                       5.50%      5.75%        5.50%      5.75%
  Expected long-term rate of return on plan
    assets                                            8.00%      8.00%        7.80%      7.70%
  Rate of compensation increase                       4.50%      4.50%        4.50%      4.50%
                                                 ---------   ---------   ---------   --------

                                                    Pension Benefits       Other Benefits
                                                 ---------------------   --------------------
               (In Thousands)                       2006        2005        2006       2005
---------------------------------------------    ---------   ---------   ---------   --------
Assumed health care cost trend rates at
  December 31:
  Health care cost trend rate assumed for
    next year                                          N/A         N/A        9.50%     10.00%
      Rate to which the cost trend rate is
      assumed to decline (the ultimate
      trend rate)                                      N/A         N/A        5.00%      5.00%
  Year that the rate reaches the ultimate
    trend rate                                         N/A         N/A        2014       2013

Pension plans with accumulated benefit
  obligations in excess of plan assets:
  Projected benefit obligation                   $ 414,474   $ 409,907         N/A        N/A
  Accumulated benefit obligation                   380,873     368,618         N/A        N/A
  Fair Value of plan assets                        359,627     349,813         N/A        N/A
                                                 ---------   ---------   ---------   --------

      The accumulated benefit obligation for defined benefit pension plans was $380.9 million and $368.6 million at December 31, 2006, and 2005, respectively.

      The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are $13.4 million and $2.0 million, respectively. The estimated net loss, prior service cost (credit) and transitional obligation for the other defined benefit post-retirement plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year is $5.1 million, $(1.3) million, and $2.6 million respectively.

      Central Hudson's pension and other post-retirement plans' weighted average asset allocations at December 31, 2006, and 2005, by asset category are as follows:

                           Pension Plan   Other Plans
                           ------------   -----------
                           2006   2005    2006   2005
                           ----   -----   ----   ----
   Equity Securities       58.4%  58.9%   65.3%  62.6%
     Debt Securities       34.4%  34.9%   33.3%  32.9%
Alternate Investment        6.7%   6.2%      -      -
               Other        0.5%     -     1.4%   4.5%
                           ----   -----   ----   ----
               Total        100%   100%    100%   100%
                           ----   -----   ----   ----

For the pension plan and other benefit plans (other than the 401(k) retirement plans), equity securities include no CH Energy Group common stock at December 31, 2006, and 2005, respectively. Effective January 20, 2004, a CH Energy Group common stock investment fund was added as an investment option under the 401(k) retirement plans. This investment option was discontinued effective December 31, 2005.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

                                                  One Percentage      One Percentage
                                                  Point Increase      Point Decrease
                                                  --------------     ----------------
                                                            (In Thousands)
Effect on total of service and interest cost
   components for 2006                               $ 1,944            $  (1,527)

Effect on year-end 2006 post-retirement benefit
   obligation                                        $19,834            $ (16,210)

      Employer contributions to fund OPEB were $3.2 million for 2006 with an additional $2.3 million for the 2006 plan year to be funded in the first quarter of 2007. Determinations of future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used. If these factors remain stable, annual funding for the next few years is expected to approximate the 2006 amount.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

        Year     Pension Benefits - Gross  Other Benefits - Gross   Other Benefits - Net(1)
        ----     ------------------------  ----------------------   --------------------
                      (In Thousands)           (In Thousands)          (In Thousands)
                 ------------------------  ----------------------   --------------------
        2007             $ 24,483                 $ 7,223                 $ 6,639
        2008               25,194                   7,917                   7,262
        2009               26,034                   8,696                   7,977
        2010               26,960                   9,366                   8,573
        2011               27,614                  10,155                   9,300
    2012 - 2016           146,947                  57,470                  51,336

(1)Estimated benefit payments reduced by estimated gross amount of Medicare Act subsidy receipts expected.

NOTE 10 - EQUITY-BASED COMPENSATION INCENTIVE PLANS

      CH Energy Group's Long-Term Performance-Based Incentive Plan ("2000 Plan"), adopted in 2000 and amended in 2001 and 2003, reserves 500,000 shares of CH Energy Group's common stock for awards to be granted under the 2000 Plan. The 2000 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, and performance units. No participant may be granted total awards in excess of 150,000 shares over the life of the 2000 Plan. Stock options granted to officers of CH Energy Group and its subsidiaries are exercisable over a period of ten years, with 40% of the options vesting after two years and 20% of the options vesting each year thereafter for the following three years; however, stock options granted to executives retiring prior to June 30, 2006, are immediately exercisable upon retirement. Additionally, stock options granted to non-employee Directors are immediately exercisable.

      The 2000 Plan was amended in the third quarter of 2003. The amendment allows executives to defer receipt of performance shares and performance units in accordance with the terms of CH Energy Group's Directors and Executives Deferred Compensation Plan. Also, an amendment to the previously effective Stock Plan for Outside Directors provided for shares of stock previously accrued for retired Directors to be paid in the form of cash and provides that active Directors could elect to transfer previously accrued shares payable to them to CH Energy Group's Directors and Executives Deferred Compensation Plan. In addition, the amendment freezes future participation and future accruals under the 2000 Plan.

      In 2006, CH Energy Group adopted a Long-Term Equity Incentive Plan (the "2006 Plan") to replace the 2000 Plan. The 2006 Plan was approved by CH Energy Group's shareholders on April 25, 2006. The 2000 Plan has been terminated, with no new awards to be granted under such plan. Outstanding awards granted under the 2000 Plan will continue in accordance with their terms and the provisions of the 2000 Plan.

      The 2006 Plan reserves up to a maximum of 300,000 shares of CH Energy Group's common stock for awards to be granted under the 2006 Plan. Awards may consist of stock option rights, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, and other awards that CH Energy Group's Compensation Committee of its Board of Directors ("Compensation Committee") may authorize. The Compensation Committee may also, from time-to-time and upon such terms and conditions as it may determine, authorize the granting to non-employee Directors of stock option rights, stock appreciation rights, restricted shares, and restricted stock units.

      In addition to the aggregate limit in the awards described above, the 2006 Plan imposes various sub-limits on the number of shares of CH Energy Group's common stock that may be issued or transferred under the 2006 Plan. The aggregate number of shares of common stock actually issued or transferred by CH Energy Group upon the exercise of incentive stock options shall not exceed 300,000 shares. No participant shall be granted stock option rights and stock appreciation rights, in aggregate, for more than 15,000 shares of common stock during any calendar year. No participant in any calendar year shall receive an award of performance shares or restricted shares that specify management objectives, in the aggregate, for more than 20,000 shares of common stock, or performance units having an aggregate maximum value as of their respective date of grant in excess of $1 million. The number of shares of common stock issued as stock appreciation rights, restricted shares, and restricted stock units (after taking forfeitures into account) shall not exceed, in the aggregate,100,000 shares of common stock.

      Effective January 1, 2000, stock options covering 30,300 shares of common stock were granted with an exercise price per share of $31.94. Further, effective

January 1, 2001, stock options covering 59,900 shares of common stock were granted with an exercise price per share of $44.06. There were no options granted in 2002. Effective January 1, 2003, stock options covering a total of 36,900 shares of common stock were granted with an exercise price per share of $48.62. There were no stock options granted in 2004, 2005, or 2006.

      The fair market values per option of CH Energy Group stock options granted in 2003, 2001, and 2000 are $6.51, $4.41, and $4.46, respectively. These fair market values were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        2003         2001        2000
                                        ----         ----        ----
         Risk-free interest rate        4.40%        4.78%       6.36%

         Expected life - in years         10            5           5

         Expected stock volatility     17.50%       20.06%      15.59%

         Dividend yield                  4.4%         5.4%        5.4%

      A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group under the 2000 Plan as of December 31, 2006, and changes are as follows:

                                                                                 Weighted
                                                     Weighted Average       Average Remaining
                                  Stock Options       Exercise Price          Life in Years
-----------------------------------------------------------------------------------------------
Outstanding at 12/31/03                107,360            $ 44.16                7.57 years
             Granted 1/1/04                  -                  -                   -
             Exercised                 (15,960)           $ 38.50
             Expired/Cancelled               -                  -
-----------------------------------------------------------------------------------------------
Outstanding at 12/31/04                 91,400            $ 45.15                6.75 years
             Granted 1/1/05                  -                  -                   -
             Exercised                 (18,100)           $ 40.98
             Expired/Cancelled               -                  -
-----------------------------------------------------------------------------------------------
Outstanding at 12/31/05                 73,300            $ 46.18                5.99 years
             Granted 1/1/06                  -                  -                   -
             Exercised                 (28,040)           $ 46.70
             Expired/Cancelled               -                  -
-----------------------------------------------------------------------------------------------
Total Outstanding at 12/31/06           45,260            $ 45.87                4.82 years
-----------------------------------------------------------------------------------------------

  Total Common Stock Shares Outstanding            15,762,000
                     Potential Dilution                   0.3%

      A total of 28,040 non-qualified stock options with exercise prices of $31.94, $44.06, and $48.62 were exercised during the year ended December 31, 2006. Total intrinsic value of options exercised was not material.

      Compensation expense related to stock options recorded for the years ended December 31, 2006, 2005, and 2004, was not material. The balance accrued at December 31, 2006, for outstanding stock options was $109,000. The intrinsic value of options outstanding was not material.

      The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2006, by exercise price:

                                           Weighted
                       Number of            Average             Number of          Number of
                        Options          Remaining Life          Options            Options
 Exercise Price       Outstanding           in Years           Exercisable     Remaining to Vest
-----------------   ---------------     ----------------    ----------------   ------------------
      $ 31.94                 320                  3.00                320                     -
      $ 44.06              26,160                  4.00             26,160                     -
      $ 48.62              18,780                  6.00             15,040                 3,740
                           ------                  ----             ------                 -----

Total                      45,260                  4.82             41,520                 3,740
                           ------                  ----             ------                 -----

      The weighted average exercise price of options remaining to vest is $48.62, with a weighted average remaining life of six years.

      CH Energy Group adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application with no significant impact on its financial condition, results of operations, or cash flows. Under this new application, all new awards as of January 1, 2006, and any outstanding awards that may be modified, repurchased, or cancelled will be accounted for under SFAS 123(R).

      Performance shares were granted, in aggregate, to executives covered under the 2000 Plan in the amount of 29,300 shares and 23,000 shares on January 1, 2004, and January 1, 2005, respectively. Performance shares were granted, in aggregate, to executives covered under the 2006 Plan in the amount of 20,710 shares on April 25, 2006. Due to the retirement of CH Energy Group's former Chairman in mid-2004, pro-rated shares of the 2004 grants were awarded to him in 2004. As of December 31, 2006, the number of these performance shares that remain outstanding are as follows: 23,000 from the 2005 grant and 20,710 from the 2006 grant. Performance shares from the 2004 grant have completed the required service period, with no payout earned. The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award. Compensation expense recorded in

2006 related to performance shares was $1,019,000. Compensation expense recorded in 2005 and 2004 related to performance shares was not material.

      The determination of compensation expense for performance shares as of December 31, 2006, is based on the use of the binomial method, which reflects the following assumptions:

                                             2005                        2006
                                             ----                        ----

Stock Price                                 $52.80                      $52.80
Dividend Yield                                 4.2%                        4.2%
Performance Period (in years)                    3                           3

      Other considerations in the determination of compensation expense for performance shares are risk free rates of return (One Year - 5.00%; Two Year - 4.82%; and Three Year - 4.74%), forfeitures, and historical percentile performance rank.

      CH Energy Group has equity compensation for non-employee Directors. The equity component of annual compensation for each non-employee Director is fixed at a number of phantom shares of CH Energy Group common stock. CH Energy Group is recognizing compensation expense and accruing a liability for these phantom shares. Each Director receives the current equivalent of $55,000 in phantom shares per year for each year of service as a Director. These phantom shares are deferred until the Director's termination of service. The compensation expense recognized by CH Energy Group in relation to these phantom shares was $433,000 in 2006, $380,000 in 2005, and $432,000 in 2004.

      For additional discussion regarding the dilutive effects of equity-based compensation, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Earnings Per Share."

NOTE 11 - COMMITMENTS AND CONTINGENCIES

ELECTRICITY PURCHASE COMMITMENTS

      Notwithstanding the sale of its major generating assets, Central Hudson remains obligated to supply electricity to its retail electric customers. Under the Settlement Agreement, Central Hudson's retail customers may elect to procure electricity from third-party suppliers or may continue to rely on Central Hudson. As part of its efforts to supply customers who continue to rely on Central Hudson for their energy supply, Central Hudson entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 8% of the output of the Nine Mile 2 Plant at negotiated prices from during the ten-year period beginning on the sale of Central Hudson's interest in the Nine Mile 2 Plant on November 7, 2001, and ending November 30, 2011. The agreement is "unit-contingent" in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Following the expiration of this purchase agreement, a revenue sharing agreement with Constellation will begin, which will provide Central Hudson with a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021. In the Constellation agreements, electricity is purchased at defined prices that escalate over the life of the contract. The capacity and energy supplied under the agreement with Constellation in 2006 was sufficient to supply approximately 17% of Central Hudson's retail customer requirements. On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear lndian Point 3 LLC to purchase electricity (but not capacity) on unit-contingent basis at defined prices from January 1, 2005, to and including December 31, 2007.

OPERATING LEASES

      CH Energy Group and its subsidiaries have entered into agreements with various companies which provide products and services to be used in their normal operations. These agreements include operating leases for the use of data processing and office equipment, vehicles, office space, and bulk petroleum storage locations. The provisions of these leases generally provide for renewal options and some contain escalation clauses.

      Operating lease rental payment amounts charged to expense by CH Energy Group and its subsidiaries were $3.1 million in 2006, $3.1 million in 2005, and $2.8 million in 2004. Included in these amounts are payments for contingent rentals, which amounted to $541,000 in 2006, $575,000 in 2005, and $556,000 in
2004. Contingent rentals are those operating lease agreements that contain provisions for a change in lease payments subsequent to the inception of the lease.

      Operating lease rental payment amounts charged to expense by Central Hudson were $2.2 million in 2006, $2.3 million in 2005, and $2.0 million in 2004. Included in these amounts are payments for contingent rentals, which amounted to $541,000 in 2006, $513,000 in 2005, and $496,000 in 2004.

      Future minimum lease payments excluding executory costs, such as property taxes and insurance, are included in the following table of Other Commitments. All leases are non-cancelable, recognizing payments on a straight-line basis over the minimum lease term. Contingent rental payments are adjusted incrementally based on the Consumer Price Index, as specified in the terms of each lease agreement, and are considered when calculating the future minimum payments.

OTHER COMMITMENTS

      The following is a summary of commitments for CH ENERGY GROUP and its affiliates as of December 31, 2006:

                                                           Projected Payments Due By Period (In Thousands)
                                         -----------------------------------------------------------------------------------
                                         Less than 1   Year Ending   Year Ending    Year Ending   Year Ending      Total
                                            year          2008           2009          2010          2011
                                         -----------   -----------   -----------    -----------   -----------   ------------
Operating Leases                         $     3,058   $     2,903   $     2,751    $     2,732   $     2,591   $     14,035
                                         -----------   -----------   -----------    -----------   -----------   ------------
Construction/Maintenance & Other
Projects(1)                                   16,701         5,436         2,598          1,347         1,104         27,186
                                         -----------   -----------   -----------    -----------   -----------   ------------
Purchased Electric Contracts(2)               89,560        39,217        37,515         38,155        36,126        240,573
                                         -----------   -----------   -----------    -----------   -----------   ------------
Purchased Natural Gas Contracts(2)            63,719        12,772        12,268          8,739         7,483        104,981
                                         -----------   -----------   -----------    -----------   -----------   ------------
Purchased Fixed Liquid Petroleum
Contracts                                      8,530             -             -              -             -          8,530
                                         -----------   -----------   -----------    -----------   -----------   ------------
Purchased Variable Liquid Petroleum
Contracts(3)                                   4,505             -             -              -             -          4,505
                                         -----------   -----------   -----------    -----------   -----------   ------------
Total                                    $   186,073   $    60,328   $    55,132    $    50,973   $    47,304   $    399,810
                                         -----------   -----------   -----------    -----------   -----------   ------------

(1) Including Specific, Term, and Service Contracts, briefly defined as follows:
Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; and Service Contracts include consulting, educational, and professional service contracts. The operations and maintenance contract for Lyonsdale (which includes a base management fee included in these totals for years 2007-2009) also contains provisions for additional performance-based compensation that are not included in the amounts shown.

(2) Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(3) Estimated based on pricing at January 3, 2007.

      The following is a summary of commitments for CENTRAL HUDSON as of December 31, 2006:

                                                      Projected Payments Due By Period (In Thousands)
                                     -----------------------------------------------------------------------------
                                     Less than 1  Year Ending  Year Ending  Year Ending  Year Ending     Total
                                         year         2008         2009         2010         2011
                                     ------------ ------------ ------------ ------------ ------------ ------------
Operating Leases                     $      2,064 $      2,023 $      1,978 $      1,971 $      1,970 $     10,006
                                     ------------ ------------ ------------ ------------ ------------ ------------
Construction/Maintenance & Other
Projects(1)                                16,504        5,235        2,525        1,339        1,096       26,699
                                     ------------ ------------ ------------ ------------ ------------ ------------
Purchased Electric Contracts(2)            89,560       39,217       37,515       38,155       36,126      240,573
                                     ------------ ------------ ------------ ------------ ------------ ------------
Purchased Natural Gas Contracts(2)         63,719       12,772       12,268        8,739        7,483      104,981
                                     ------------ ------------ ------------ ------------ ------------ ------------
Total                                $    171,847 $     59,247 $     54,286 $     50,204 $     46,675 $    382,259
                                     ------------ ------------ ------------ ------------ ------------ ------------

(1) Including Specific, Term, and Service Contracts, as defined in footnote (1) of the preceding chart.

(2) Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

CONTINGENCIES

CITY OF POUGHKEEPSIE

      On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York, resulting in several deaths and damage to nearby residences. Eight separate lawsuits arising out of this incident have been commenced in New York State Supreme Court, County of Dutchess, by approximately 24 plaintiffs against Central Hudson and other defendants, each lawsuit alleging that Central Hudson supplied the Taylor Avenue residence with natural gas service for cooking purposes at the time of the fire. The basis for Central Hudson's alleged liability in these actions is that it was negligent in the supply of such natural gas. The suits seek an aggregate of $528 million in compensatory damages for alleged property damage, personal injuries, wrongful death, and loss of consortium or services. Central Hudson has notified its insurance carrier, has denied liability, and is defending the lawsuits. Based on the information known to Central Hudson at this time, including from ongoing discovery proceedings in the lawsuits, Central Hudson believes that the likelihood it will have a liability in these lawsuits is remote.

ENVIRONMENTAL MATTERS

      Central Hudson, CHEC, and Griffith are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife, and limitations on land use. Environmental matters may expose both Central Hudson, CHEC, and/or Griffith to potential liability, which in certain instances may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred. Central Hudson, CHEC, and Griffith monitor their activities in order to determine the impact of their activities on the environment and to comply with applicable environmental laws and regulations.

CENTRAL HUDSON:

      WATER

      In February 2001, Central Hudson received a letter from the New York State Department of Environmental Conservation ("DEC") indicating that it must terminate the discharge from an internal sump at its Neversink Hydroelectric Facility ("Neversink") into a regulated stream or obtain a State Pollutant Discharge Elimination System permit for such discharge. Central Hudson filed for a draft permit in May 2001; the DEC subsequently issued a draft permit on January 15, 2003. Central Hudson submitted comments on that draft permit to the DEC. The DEC did not issue a final permit prior to the transfer of Central Hudson's ownership of Neversink, including the internal sump, to the City of New York on October 3, 2006. For additional details concerning this matter, see the caption "Neversink Hydro Station" of this Note 11.

      AIR

      In October 1999, Central Hudson was informed by the New York State Attorney General ("Attorney General") that the Danskammer Plant was included in an investigation by the Attorney General's Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules. Specifically, the Attorney General alleged that Central Hudson "may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits." As part of this investigation, Central Hudson has received several requests for information from the Attorney General, the DEC, and the United States Environmental Protection Agency ("EPA") seeking information about the operation and maintenance of the Danskammer Plant during the period from 1980 to 2000, including specific information regarding approximately 45 projects conducted during that period. In March 2000, the EPA assumed responsibility for the investigation. Central Hudson has completed its production of documents in connection with the information requests, and believes any permits required for these projects were obtained in a timely manner. Notwithstanding Central Hudson's sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability depending on the type of remedy, if any, imposed in connection with this matter. Central Hudson presently has insufficient information with which to predict the outcome of this matter.

      FORMER MANUFACTURED GAS PLANT SITES

      Like most late 19th and early 20th century utilities in the northeastern United States, Central Hudson and its predecessors owned and operated manufactured gas plants ("MGPs") to serve their customers' heating and lighting needs. MGPs manufactured gas from coal and oil; this process produced certain by-products that may pose risks to human health and the environment.

      The DEC, which regulates the timing and extent of remediation of MGP sites, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at eight sites in Central Hudson's franchise territory. The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement. The DEC has placed five of these sites on the New York State Environmental Site Remediation Database. A number of the eight sites are now owned by third parties and have been redeveloped for other uses.

      Central Hudson spent approximately $1.5 million in 2006 related to the remediation of these sites. In addition, Central Hudson has developed estimates of the potential remediation costs for four of the eight identified MGP sites indicating that the total costs could exceed $125 million over the next 30 years. These estimates were based on DEC-approved remediation plans for two sites, and conceptual plans for the other two sites. The cost estimates involve assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and are based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. These cost estimates also assume that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC approval.

      Prior to 2006, Central Hudson recorded a $19.5 million estimated liability regarding two of the four sites for which it has estimated future costs. This amount represented the low end of the range of cost estimates for these two sites since no amount within the range was considered to be most likely. As of December 31, 2006, $18.9 million of this estimated liability has not been spent; $3.4 million of this estimated liability is expected to be spent in 2007.

      Nothing has been accrued in connection with the other two sites for which Central Hudson has estimated future costs because, absent DEC-approved remediation plans, management cannot estimate what cost, if any, will be incurred. The portion of the $125 million referenced above related to these two sites is approximately $88 million.

      Central Hudson has performed limited site investigations with respect to the remaining four of the eight identified MGP sites and does not have sufficient information to estimate their potential remediation costs. For two sites, Central Hudson estimates that it will be at least 2-3 years before sufficient data has been obtained to estimate the potential remediation costs. For the other two of these four sites Central Hudson now believes it has no liability. For one of them, records show that Central Hudson did not own or operate the site, and testing performed at the second site has not revealed any data to indicate remediation is required. Central Hudson has submitted its findings on these two sites to the DEC and is awaiting the DEC's response.

      Central Hudson has become aware of information contained in a DEC Internet website indicating that, in addition to the eight sites referenced above, Central Hudson is attributed with responsibility for three additional MGP sites. Central Hudson does not believe that it ever owned one of these three additional sites, and it believes that another of the identified locations was never an MGP site. Central Hudson has provided the DEC with this information about the two sites but it has not yet received a formal response. With respect to the third site, Central Hudson has provided the DEC with information that it believes demonstrates Central Hudson has no responsibility for the site, and Central Hudson is awaiting the DEC's response.

      Future remediation activities and costs may vary significantly from the assumptions used in Central Hudson's current cost estimates, and these costs could have a material adverse effect (the extent of which cannot be reasonably determined) on the financial condition, results of operations and cash flows of CH Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through insurance and/or rates.

      Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities. Certain of these insurers have denied coverage. Furthermore, Central Hudson is permitted pursuant to the 2006 Order to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized ROE.

      LITTLE BRITAIN ROAD

      In December 1977, Central Hudson purchased property at 410 Little Britain Road, New Windsor, New York. In June 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment ("PSA") of the site. In February 1995, the DEC issued an Order on Consent in which Central Hudson agreed to conduct the PSA. In November 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement that called for remediation of soil contamination. Subsequently, Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling. Groundwater sampling results from shallow wells showed presence of certain contaminants at levels exceeding DEC criteria. In late 2005, Central Hudson installed a deep groundwater well and it sampled the well in early 2006. Levels of contaminants exceeding DEC criteria were reported. In July and August 2006, Central Hudson, with DEC approval, installed three additional deep groundwater wells. The wells were sampled in August and December 2006 and showed that DEC criteria are still being exceeded in at least three wells. A report on the results of the August sampling event has been submitted to the DEC. It has not been determined if groundwater remediation will be required, or if Central Hudson will be responsible for such remediation. At this time, Central Hudson does not have sufficient information to estimate potential remediation costs. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this matter.

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

      Documents submitted by Central Hudson in response to the DEC's request indicate that at least three shipments of wastes may have been disposed of by Central Hudson at the Orange County Site: one of construction waste, one of office and commercial waste, and one of asbestos waste. Central Hudson entered into a Tolling Agreement (i.e., an agreement extending the applicable statute of limitations) dated September 7, 2001, with the DEC and other state agencies whereby Central Hudson agreed to toll the applicable statute of limitations by the state agencies against Central Hudson for certain alleged causes of action until February 28, 2002. The tolling agreement, through a series of sequential agreements, was extended to January 31, 2007.

      On January 31, 2007, the New York State Attorney General filed a complaint and simultaneously proposed a settlement on consent in federal court in New York City. If approved by the court, the settlement will require Central Hudson to pay approximately $123,000 to resolve the State's claims, and will provide contribution protection to Central Hudson. Central Hudson cannot predict what action the court may take on the proposed settlement.

      Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

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

      Neither CH Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

      ASBESTOS LITIGATION

      Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 3,290 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at the Roseton Plant and the Danskammer Plant.

      As of January 15, 2007, of the 3,290 cases brought against Central Hudson, 1,165 remain pending. Of the cases no longer pending against Central Hudson, 1,975 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 150 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group's or Central Hudson's financial positions or results of operations or cash flows.

CHEC:

      Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant, located in West Virginia. During 2006, $54,000 was spent on site remediation efforts. The State of West Virginia has indicated that some additional remediation will be required and Griffith has received an estimate of $300,000 for the environmental remediation. In addition, Griffith spent $317,000 on remediation efforts in Maryland, Virginia, and Connecticut in 2006. Griffith is to be reimbursed $422,000 from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

      Griffith updated the remediation assessments for its environmental sites. Based upon the results of these assessments, Griffith reduced its environmental reserve by $1 million in 2006. The reserve is $1.9 million as of December 31, 2006.

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

OTHER CENTRAL HUDSON MATTERS

      Central Hudson is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively involve substantial amounts, it is the opinion of management that their ultimate resolution will not have a material adverse effect on either of CH Energy Group's or Central Hudson's financial positions, results of operations, or cash flows.

NEVERSINK HYDRO STATION

      Central Hudson's ownership interest in Neversink was governed by an agreement between Central Hudson and the City of New York ("City") acting through the Board of Water Supply dated April 21, 1948. That agreement provided for the transfer of Central Hudson's ownership interest in Neversink, which had a book value of zero, to the City on December 31, 2003. Central Hudson and the City engaged in negotiations relating to the transfer of Central Hudson's ownership interest in Neversink and extended the time for transfer through a series of interim agreements. On February 28, 2006, the parties entered into an agreement to convey Neversink. This agreement specified the terms and conditions related to the transfer including the continued interconnection of Neversink to the electric transmission grid and Central Hudson's post-transfer property access rights with respect to certain components of its transmission and distribution equipment. Requisite authorizations for the transfer were issued by the FERC and the PSC, and Neversink was conveyed to the City on October 3, 2006. Central Hudson retained responsibility for environmental liabilities related to conditions existing as of the time of transfer except to the extent any such liabilities relate to conditions resulting from acts of the City. Central Hudson is not presently aware of any material pre-transfer environmental liabilities with respect to Neversink.

NOTE 12 - SEGMENTS AND RELATED INFORMATION

      CH Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith.

      Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas at retail in New York State's Mid-Hudson River Valley. Electric service is available throughout the territory and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York and certain outlying and intervening territories. Central Hudson also generates a small portion of its electricity requirements.

      Griffith is engaged in fuel distribution including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment in Virginia, West Virginia, Maryland, Delaware, Pennsylvania, Washington, D.C., Connecticut, Massachusetts, and New York. Management regularly reviews Griffith's operating results as a standalone component of CH Energy Group and assesses its performance as a basis for allocating resources.

      The investment and business development activities of CH Energy Group and the renewable energy and investment activities of CHEC, including its ownership interests in ethanol, wind, and biomass energy projects, are reported under the heading "Unregulated - Other."

      Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, Central Hudson property common to both electric and natural gas segments, and the depreciation of Central Hudson's common property have been allocated in accordance with practices established for regulatory purposes.

      Central Hudson's and Griffith's operations are seasonal in nature and weather-sensitive. Demand for electricity typically peaks during the summer, while demand for natural gas and heating oil typically peaks during the winter.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2006

                                     Central Hudson              Unregulated
                                 -----------------------   -----------------------
     (In Thousands, except                      Natural
      Earnings per Share)         Electric        Gas       Griffith      Other       Eliminations       Total
-------------------------------  ----------   ----------   ----------   ----------    ------------    ----------
Revenues from external
   customers                     $  503,908   $  155,272   $  327,825   $    6,428    $          -    $  993,433
Intersegment revenues                    14          319            -            -            (333)            -
                                 ----------   ----------   ----------   ----------    ------------    ----------

   Total revenues                   503,922      155,591      327,825        6,428            (333)      993,433
                                 ----------   ----------   ----------   ----------    ------------    ----------

Depreciation and amortization        22,363        6,639        6,139          560               -        35,701
Interest expense                     15,478        4,934        3,150          330          (3,480)       20,412
Interest and investment income        4,634        1,882          105        6,725          (3,480)        9,866
Income tax expense                   16,027        5,501          799        1,442               -        23,769
Earnings before income taxes         42,425       13,004        2,407        9,017               -        66,853
Net Income                           26,398        7,503        1,608        7,575               -        43,084
Earnings per share-diluted             1.67         0.48         0.10         0.48(1)            -          2.73
Segment assets                      920,013      295,810      148,249       95,948             512(2)  1,460,532
Goodwill                                  -            -       52,828            -               -        52,828
Capital expenditures                 57,340       14,071        3,659            -               -        75,070

(1) The amount of Unregulated EPS attributable to CHEC's other business units was $0.23 per share, with the balance of $0.25 per share resulting primarily from investment activity.

(2) Includes minority interest of $1,481 related to Lyonsdale.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2005

                                      Central Hudson            Unregulated
                                 -----------------------   -----------------------
     (In Thousands, except                     Natural
      Earnings per Share)         Electric       Gas        Griffith      Other       Eliminations       Total
-------------------------------  ----------   ----------   ----------   ----------    ------------    ----------
Revenues from external
   customers                     $  520,994   $  155,602   $  295,092   $      818    $          -    $  972,506
Intersegment revenues                    13          355            -            -            (368)            -
                                 ----------   ----------   ----------   ----------    ------------    ----------

   Total revenues                   521,007      155,957      295,092          818            (368)      972,506
                                 ----------   ----------   ----------   ----------    ------------    ----------

Depreciation and amortization        23,209        6,665        6,345            -               -        36,219
Interest expense                     12,938        4,107        2,623          240          (2,863)       17,045
Interest and investment income        5,471        1,845           49        5,858          (2,863)       10,360
Income tax expense                   17,688        6,248        2,406         (523)              -        25,819
Earnings before Income taxes         43,439       15,162        6,069        5,440               -        70,110
Net Income                           25,751        8,914        3,663        5,963               -        44,291
Earnings per share-diluted             1.63         0.57         0.23         0.38(1)            -          2.81
Segment assets                      836,564      289,542      152,485      105,689               -     1,384,280
Goodwill                                  -            -       51,333            -               -        51,333
Capital expenditures                 46,371       13,771        3,737            -               -        63,879

(1) The amount of Unregulated EPS attributable to CHEC's other business units was $0.06 per share, with the balance of $0.32 per share resulting primarily from investment activity.

                              CH Energy Group, Inc.
                               Segment Disclosure
                          Year Ended December 31, 2004

                                      Central Hudson            Unregulated
                                 -----------------------   -----------------------
     (In Thousands, except                      Natural
      Earnings per Share)         Electric        Gas       Griffith       Other      Eliminations      Total
-------------------------------  ----------   ----------   ----------   ----------    ------------    ----------
Revenues from external
   customers                     $  430,575   $  125,230   $  234,704   $    1,003    $          -    $  791,512
Intersegment revenues                    11          259            -            -            (270)            -
                                 ----------   ----------   ----------   ----------    ------------    ----------

   Total revenues                   430,586      125,489      234,704        1,003            (270)      791,512
                                 ----------   ----------   ----------   ----------    ------------    ----------

Depreciation and amortization        22,083        6,325        6,232            -               -        34,640
Interest expense                     14,462        3,388        2,181          217          (2,398)       17,850
Interest and investment income        7,100        1,578           19        3,525          (2,398)        9,824
Income tax expense                   21,389        7,037        1,952          878               -        31,256
Earnings before Income taxes         50,546       15,558        4,885        2,690               -        73,679
Net Income                           29,157        8,521        2,933        1,812               -        42,423
Earnings per share - diluted           1.85         0.54         0.18         0.12(1)            -          2.69
Segment assets                      768,645      260,797      140,912      117,453               -     1,287,807
Goodwill                                  -            -       50,462            -               -        50,462
Capital expenditures                 44,280       13,242        5,213            -               -        62,735

(1) The amount of Unregulated EPS attributable to CHEC's other business units was $0.04 per share, with the balance of $0.08 per share resulting primarily from investment activity.

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2006

                                                   Natural
         (In Thousands)              Electric        Gas      Eliminations       Total
---------------------------------   ----------   ----------   -------------   -----------
Revenues from external
  customers                         $  503,908   $  155,272   $           -   $   659,180
Intersegment revenues                       14          319            (333)            -
                                    ----------   ----------   -------------   -----------
    Total revenues                     503,922      155,591            (333)      659,180
                                    ----------   ----------   -------------   -----------

Depreciation and amortization           22,363        6,639               -        29,002
Interest expense                        15,478        4,934               -        20,412
Interest income                          4,634        1,882               -         6,516
Income tax expense                      16,027        5,501               -        21,528
Income available for common stock       26,398        7,503               -        33,901
Segment assets                         920,013      295,810               -     1,215,823
Capital expenditures                    57,340       14,071               -        71,411

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2005

                                                   Natural
         (In Thousands)              Electric        Gas      Eliminations       Total
---------------------------------   ----------   ----------   -------------   -----------
Revenues from external
   customers                        $  520,994   $  155,602   $           -   $   676,596
Intersegment revenues                       13          355            (368)            -
                                    ----------   ----------   -------------   -----------
   Total revenues                      521,007      155,957            (368)      676,596
                                    ----------   ----------   -------------   -----------

Depreciation and amortization           23,209        6,665               -        29,874
Interest expense                        12,938        4,107               -        17,045
Interest income                          5,471        1,845               -         7,316
Income tax expense                      17,688        6,248               -        23,936
Income available for common stock       25,751        8,914               -        34,665
Segment assets                         836,564      289,542               -     1,126,106
Capital expenditures                    46,371       13,771               -        60,142

                    Central Hudson Gas & Electric Corporation
                               Segment Disclosure
                          Year Ended December 31, 2004

                                                   Natural
         (In Thousands)              Electric        Gas      Eliminations       Total
---------------------------------   ----------   ----------   -------------   -----------
Revenues from external
   customers                        $  430,575   $  125,230   $           -   $   555,805
Intersegment revenues                       11          259            (270)            -
                                    ----------   ----------   -------------   -----------

   Total revenues                      430,586      125,489            (270)      555,805
                                    ----------   ----------   -------------   -----------

Depreciation and amortization           22,083        6,325               -        28,408
Interest expense                        14,462        3,388               -        17,850
Interest income                          7,100        1,578               -         8,678
Income tax expense                      21,389        7,037               -        28,426
Income available for common stock       29,158        8,520               -        37,678
Segment assets                         768,645      260,797               -     1,029,442
Capital expenditures                    44,280       13,242               -        57,522

NOTE 13 - FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

     LONG-TERM DEBT: The fair value is estimated based on the quoted market prices for the same or similar issues or to current rates offered to Central Hudson for debt of the same remaining maturities and credit quality.

     NOTES PAYABLE: The carrying amount approximates fair value because of the short maturity of those instruments.

     SHORT-TERM INVESTMENTS: CH Energy Group's investments include tax-exempt ARS and VRDN with interest rates that are reset anywhere from 7 to 35 days. These investments are available to fund current operations or to provide funding in accordance with CH Energy Group's strategy to redeploy equity into its subsidiaries. Due to the nature of these securities with regard to their interest reset periods, the aggregate carrying value approximates their fair value, thereby not impacting shareholders equity with regard to unrealized gains and losses. The aggregate fair value of these short- term investments was $42.6 million at December 31, 2006, and $42.1 million at December 31, 2005. Cash flows from the purchases and liquidation of these investments are reported separately as investing activities in CH Energy Group's Consolidated Statement of Cash Flows.

CH ENERGY GROUP / CENTRAL HUDSON
LONG-TERM DEBT MATURITIES AND FAIR VALUE

DECEMBER 31, 2006

                                                           Expected Maturity Date
                                                           ----------------------
                                                               (In Thousands)
                                               2007       2008      2009      2010      2011    Thereafter    Total      Fair Value
                                              -------   -------   -------   -------   -------   ----------   --------    ----------
FIXED RATE:                                   $33,000         -   $20,000   $24,000         -   $  178,039   $255,039   $  255,540
                                  ESTIMATED
                    EFFECTIVE INTEREST RATE     5.920%        -     6.070%    4.380%        -        5.546%     5.525%

VARIABLE RATE:                                      -         -         -         -         -   $  115,850   $115,850   $  115,850
                                  ESTIMATED
                    EFFECTIVE INTEREST RATE                                                          3.442%     3.442%

                                                                       Total Debt Outstanding                $370,889   $  371,390
                                                                                                             ========   ==========

                                                                       Estimated Effective Interest Rate        4.875%
                                                                                                             ========

DECEMBER 31, 2005

                                                           Expected Maturity Date
                                                           ----------------------
                                                               (In Thousands)
                                                2006      2007     2008      2009      2010     Thereafter     Total    Fair Value
                                              -------   -------   -------   -------   -------   ----------   --------   -----------
FIXED RATE:                                         -   $33,000         -   $20,000   $24,000   $  151,036   $228,036   $  231,731
                                  ESTIMATED
                    EFFECTIVE INTEREST RATE         -     5.920%        -     6.070%    4.380%       5.491%     5.487%

VARIABLE RATE:                                      -         -         -         -         -   $  115,850   $115,850   $  115,850
                                                                                                                        ----------
                                  ESTIMATED
                    EFFECTIVE INTEREST RATE                                                          2.460%     2.460%
                                                                                                             --------

                                                                       Total Debt Outstanding                $343,886   $  347,581
                                                                                                             ========   ==========

                                                                       Estimated Effective Interest Rate        4.470%
                                                                                                             ========

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CH ENERGY GROUP

      Selected financial data for each quarterly period within 2006 and 2005 are presented below:

                                                                           Earnings Per
                                                                              Average
                                                                             Share of
                                                                              Common
                                   Operating      Operating       Net     Stock (Diluted)
                                   Revenues        Income       Income      Outstanding
                                   ---------   --------------   -------   ---------------
                                               (In Thousands)                (Dollars)
Quarter Ended:

              2006

March 31 .......................    $317,231      $34,085       $18,300       $1.16
June 30 ........................     213,891        6,792         4,068         .26
September 30 ...................     239,820       18,672        10,970         .70
December 31 ....................     222,491       17,962         9,746         .62

              2005

March 31 .......................    $286,089      $36,813       $20,339       $1.28
June 30 ........................     189,570       10,380         6,533         .41
September 30 ...................     227,896       10,853         5,746         .36
December 31 ....................     268,951       20,979        11,673         .74

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CENTRAL HUDSON

    Selected financial data for each quarterly period within 2006 and 2005 are presented below:

                                                                    Income
                                   Operating     Operating      Available for
                                   Revenues       Income         Common Stock
                                   ---------   --------------   -------------
                                               (In Thousands)
Quarter Ended:

              2006

March 31........................    $206,856       $25,812         $12,811
June 30.........................     144,388        10,211           3,881
September 30....................     173,107        20,415          10,531
December 31.....................     134,829        14,549           6,678

              2005

March 31........................    $190,088       $28,401         $14,748
June 30.........................     137,762        12,307           5,870
September 30....................     173,704        14,277           6,643
December 31.....................     175,042        15,806           7,404

SCHEDULE II - RESERVES - CH ENERGY GROUP

                                                                                 Payments
                                        Balance at   Charged to   Charged to   Credits to or     Balance
                                         Beginning    Cost and       Other     Deducted from     at End
Description                             of Period     Expenses     Accounts       Reserves      of Period
-------------------------------------   ----------   ----------   ----------   -------------   ----------
YEAR ENDED DECEMBER 31, 2006

Operating Reserves ..................   $6,216,000   $   45,000   $   32,000   $   1,387,000   $4,906,000
                                        ==========   ==========   ==========   =============   ==========

Reserve for Uncollectible
  Accounts ..........................   $4,588,000   $5,675,000   $        -   $   4,502,000   $5,761,000
                                        ==========   ==========   ==========   =============   ==========

YEAR ENDED DECEMBER 31, 2005

Operating Reserves ..................   $6,515,000   $1,415,000   $   40,000   $   1,754,000   $6,216,000
                                        ==========   ==========   ==========   =============   ==========

Reserve for Uncollectible
  Accounts ..........................   $4,830,000   $4,375,000   $        -   $   4,617,000   $4,588,000
                                        ==========   ==========   ==========   =============   ==========

YEAR ENDED DECEMBER 31, 2004

Operating Reserves ..................   $5,084,000   $2,050,000   $  191,000   $     810,000   $6,515,000
                                        ==========   ==========   ==========   =============   ==========

Reserve for Uncollectible
  Accounts ..........................   $4,562,000   $5,835,000   $       -    $   5,567,000   $4,830,000
                                        ==========   ==========   ==========   =============   ==========

SCHEDULE II - RESERVES - CENTRAL HUDSON

                                                                                 Payments
                                        Balance at   Charged to   Charged to   Credits to or    Balance
                                         Beginning    Cost and       Other     Deducted from    at End
Description                             of Period     Expenses     Accounts      Reserves      of Period
-------------------------------------   ----------   ----------   ----------   -------------   ----------
YEAR ENDED DECEMBER 31, 2006

Operating Reserves...................   $5,137,000   $ (475,000)  $   32,000   $     758,000   $3,936,000
                                        ==========   ==========   ==========   =============   ==========

Reserve for Uncollectible
  Accounts...........................   $3,400,000   $4,435,000   $        -   $   4,035,000   $3,800,000
                                        ==========   ==========   ==========   =============   ==========

YEAR ENDED DECEMBER 31, 2005

Operating Reserves...................   $5,969,000   $  370,000   $   40,000   $   1,242,000   $5,137,000
                                        ==========   ==========   ==========   =============   ==========

Reserve for Uncollectible
  Accounts...........................   $3,800,000   $3,592,000   $        -   $   3,992,000   $3,400,000
                                        ==========   ==========   ==========   =============   ==========

YEAR ENDED DECEMBER 31, 2004

Operating Reserves...................   $5,043,000   $1,303,000   $  191,000   $     568,000   $5,969,000
                                        ==========   ==========   ==========   =============   ==========

Reserve for Uncollectible
  Accounts...........................   $3,000,000   $5,071,000   $        -   $   4,271,000   $3,800,000
                                        ==========   ==========   ==========   =============   ==========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A - CONTROLS AND PROCEDURES

      As of the end of the period covered by this 10-K Annual Report, CH Energy Group and Central Hudson each carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of CH Energy Group and of Central Hudson, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that each of CH Energy Group's and Central Hudson's disclosure controls and procedures as of December 31, 2006, are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, within the time periods specified in the relevant SEC rules and forms.

      There was only one significant change to the Registrants' internal control over financial reporting that occurred during the Registrants' last fiscal year. In July 2006, Central Hudson completed the implementation of a new fixed asset software application. The general computer controls and business controls related to this new application were tested and determined to be designed and operating effectively.

      For additional discussion, see the Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control Over Financial Reporting included in this 10-K Annual Report.

ITEM 9B - OTHER INFORMATION

      None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF CH ENERGY GROUP

The Directors of CH Energy Group are as follows:

                                    Age as of   Year Joined
               Name                 12/31/06     the Board      Term of Office
---------------------------------   ---------   -----------   --------------------
Margarita K. Dilley(1),(2)             49           2004      Class II Director(7)

Steven M. Fetter(1),(4)                54           2002      Class II Director(7)

Edward F. X. Gallagher(1),(3),(5)      73           1984      Class I Director(9)

Stanley J. Grubel(2),(3)               64           1999      Class II Director(7)

Manuel J. Iraola(1),(2)                58           2006      Class III Director(6)

E. Michel Kruse(3),(4)                 62           2002      Class III Director(6)

Steven V. Lant(3)                      49           2002      Class I Director(8)

Jeffrey D. Tranen(3),(4)               60           2004      Class I Director(8)

Ernest R. Verebelyi(1),(2)             59           2006      Class III Director(6)

----------
(1)   Member, Audit Committee of the Board of Directors.

(2)   Member, Compensation Committee of the Board of Directors.

(3)   Member, Strategy and Finance Committee of the Board of Directors.

(4)   Member, Governance and Nominating Committee of the Board of Directors.

(5)   Years prior to 1999 reflect Directorships of Central Hudson.

(6)   Term expires at Annual Meeting of Shareholders in 2009.

(7)   Term expires at Annual Meeting of Shareholders in 2008.

(8) Mr. Lant and Mr. Tranen are standing for election at the Annual Meeting of Shareholders as Class I Directors.

(9) Mr. Gallagher has reached the mandatory retirement age stipulated in CH Energy Group's By-Laws and therefore will not stand for re-election when his present term expires at CH Energy Group's 2007 Annual Meeting of Shareholders.

OFFICERS OF THE BOARD:

Steven V. Lant
Chairman of the Board

E. Michel Kruse
Lead Independent Director and Chair of the Strategy and Finance Committee

Steven M. Fetter
Chair of the Governance and Nominating Committee

Stanley J. Grubel
Chair of the Compensation Committee

Margarita K. Dilley
Chair of the Audit Committee

      The information on those directors of CH Energy Group standing for election by shareholders at the Annual Meeting of Shareholders to be held on April 24, 2007, is incorporated by reference to the caption "Election of Directors" in CH Energy Group's definitive proxy statement ("Proxy Statement") to be used in connection with its Annual Meeting of Shareholders to be held on April 24, 2007, which Proxy Statement will be filed with the SEC.

      The information on the executive officers of CH Energy Group required hereunder is incorporated by reference to Item 1 - "Business" of this 10-K Annual Report under the caption "Executive Officers."

      Other information required hereunder for Directors and officers of CH Energy Group is incorporated by reference to the Proxy Statement.

      CH Energy Group submitted a CEO Certification to the New York Stock Exchange in 2006. CH Energy Group and Central Hudson each filed with the SEC, as an exhibit to its most recently filed Form 10-K, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") Section 302 certification regarding the quality of the company's public disclosure.

      CH Energy Group has adopted a Code of Business Conduct and Ethics ("Code"). Section II of the Code, in accordance with Section 406 of the Sarbanes-Oxley Act and Item 406 of Regulation S-K, constitutes CH Energy Group's Code of Ethics for Senior Financial Officers. This section, in conjunction with the remainder of the Code, is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code is available on CH Energy Group's Internet website at WWW.CHENERGYGROUP.COM.

      If CH Energy Group's Board of Directors materially amends or grants any waivers to Section II of the Code relating to issues concerning the need to resolve ethically any actual or apparent conflicts of interest, and to comply with all generally accepted accounting principles, laws and regulations designed to produce full, fair, accurate, timely, and understandable disclosure in CH Energy Group's periodic reports filed with the SEC, CH Energy Group will post such information on its Internet website at www.chenergygroup.com.

      CH Energy Group's governance guidelines, Code, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on CH Energy Group's Internet website at www.chenergygroup.com.

      The governance guidelines, the Code, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4879.

ITEM 11 - EXECUTIVE COMPENSATION

      The information required hereunder for Directors and executive officers of CH Energy Group is incorporated by reference to the section captioned "Executive Compensation" of the Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY-BASED COMPENSATION PLAN INFORMATION

      The following table sets forth information concerning CH Energy Group's compensation plans (including individual compensation arrangements) under which equity securities of CH Energy Group are authorized for issuance:

                                                                        Number of securities
                                                                       remaining available for
                        Number of securities                           future issuance under
                          to be issued upon      Weighted average           equity-based
                             exercise of        exercise price of        compensation plans
                        outstanding options,   outstanding options,    (excluding securities
                         warrants and rights    warrants and rights   reflected in column (a))
    Plan Category               (a)                    (b)                     (c)
---------------------   --------------------   --------------------   -------------------------
Equity compensation
plans approved by
security holders             45,260(1)                $45.87                  279,290(2)

Equity compensation
plans not approved by
security holders                 --                       --                       --
                             ------                   ------                  -------
Total                        45,260                   $45.87                  279,290
                             ------                   ------                  -------

(1) This includes only stock options granted under the 2000 Plan.

(2) This excludes 67,100 performance shares granted, 18,832 performance shares awarded, 2,400 performance shares forfeited, and 79,440 stock options exercised through 2006 under the 2000 Plan.

      The information required hereunder regarding equity ownership in CH Energy Group by its Directors and executive officers is incorporated by reference to the section captioned "Security Ownership of Directors and Officers" of the Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

      See Note 1 - "Summary of Significant Accounting Policies" under the caption "Related Party Transactions." The information required hereunder regarding Director independence is incorporated by reference to the section captioned "Director Independence" of the Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item regarding CH Energy Group's Audit Committee's policies and procedures and annual fees rendered to CH Energy Group's principal accountants is incorporated by reference to the Report of the Audit Committee and to the caption "Principal Accountant Fees and Services," both of which are included in the Proxy Statement.

      The following information is provided for Central Hudson:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRICEWATERHOUSECOOPERS LLP                             2006        2005
--------------------------------------------------   --------   ----------
Audit Fees                                           $561,200   $ 512,000

Audit-Related Fees
   Includes services related to:
     Comfort letter and S-3 Registration Statement     29,400      19,700

Tax Fees
   Includes review of federal and state
     income tax returns and tax research               11,200      21,000

All Other Fees
   Includes software licensing fee for
     accounting research tool                           1,500       1,500
                                                     --------   ----------
TOTAL                                                $603,300   $ 554,200
                                                     --------   ----------

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

      See Exhibit Index following signature page.

(b)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

      Incorporated herein by reference to subpart (a)-3 of Item 15 of this 10-K Annual Report, above.

(c) FINANCIAL STATEMENT SCHEDULE REQUIRED BY REGULATION S-X WHICH IS EXCLUDED FROM CH ENERGY GROUP'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

      Not applicable. See Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have duly caused this 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CH ENERGY GROUP, INC.

                              By     /s/ Steven V. Lant
                                 --------------------------
                                      Steven V. Lant
                                  Chairman of the Board,
                                      President and
                                 Chief Executive Officer

Dated: February 13, 2007

                                CENTRAL HUDSON GAS & ELECTRIC
                                         CORPORATION

                              By     /s/ Steven V. Lant
                                 --------------------------
                                       Steven V. Lant
                                 Chairman of the Board and
                                  Chief Executive Officer

Dated: February 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K Annual Report has been signed below by the following persons on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

            Signature                               Title                         Date
---------------------------------   -------------------------------------   -----------------
(a) Principal Executive
    Officer or Officers:

/s/ Steven V. Lant                  Chairman of the Board,
---------------------------------   President and Chief Executive Officer
(Steven V. Lant)                    of CH Energy Group, Inc.
                                    and Chairman of the Board and
                                    Chief Executive Officer
                                    of Central Hudson Gas
                                    & Electric Corporation                  February 13, 2007

(b) Principal Accounting Officer:

/s/ Donna S. Doyle                  Vice President -
---------------------------------   Accounting and
(Donna S. Doyle)                    Controller of
                                    CH Energy Group, Inc.;
                                    Vice President -
                                    Accounting of
                                    Central Hudson Gas
                                    & Electric Corporation                  February 13, 2007

(c) Chief Financial
    Officer:

/s/ Christopher M. Capone           Executive Vice President and
---------------------------------   Chief Financial Officer
(Christopher M. Capone)             of CH Energy Group, Inc.
                                    and Central Hudson Gas
                                    & Electric Corporation                  February 13, 2007

(d) A majority of Directors of CH Energy Group, Inc.:

Steven V. Lant*, Margarita K. Dilley*, Steven M. Fetter*,
Edward F.X. Gallagher*, Stanley J. Grubel*, Manuel J. Iraola*,
E. Michel Kruse*, Jeffrey D. Tranen*, and Ernest R. Verebelyi*, Directors

By /s/ Steven V. Lant
   -------------------
   (Steven V. Lant)                                            February 13, 2007

(e) A majority of Directors of Central Hudson Gas &
    Electric Corporation:

Steven V. Lant*, Christopher M. Capone*,
Joseph J. DeVirgilio, Jr.*, and Carl E. Meyer*, Directors

By /s/ Steven V. Lant
   -------------------
   (Steven V. Lant)                                            February 13, 2007

----------
*Steven V. Lant, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the United States Securities and Exchange Commission as Exhibit 24 hereof.

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference 1:

 Exhibit No.
(Regulation S-K
   Item 601
  Designation)      Exhibits
--------------    -------------

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

----------
1 Exhibits which are incorporated by reference to other filings are followed by information contained in parentheses, as follows: The first reference in the parenthesis is a numeral, corresponding to a numeral set forth in the Notes which follows this Exhibit list, which identifies the prior filing in which the Exhibit was physically filed; and the second reference in the parenthesis is to the specific document in that prior filing in which the Exhibit appears.

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

                              (d) Pricing Supplement No. 3, Dated November 17, 2006 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-116286. ((56)(e))

            (ii)        14--  Amendment to Distribution Agreement among the
                              Central Hudson and the Agents, dated November 13, 2006. ((63); Exhibit (1))

(10)        Material contracts:

            (i)         1--   Agreement dated April 27, 1973 between Central
                              Hudson and the Power Authority of the State of New
                              York. ((11); Exhibit 5.19)

            (i)         2--   Assignment and Assumption dated as of October 24,
                              1975 between Central Hudson and New York State
                              Electric & Gas Corporation. ((12); Exhibit 5.25)

            (i)         3--   Amendment to Assignment and Assumption dated
                              October 30, 1978 between Central Hudson and New
                              York State Electric & Gas Corporation. ((3);
                              Exhibit 5.34)

            (i)         4--   Agreement dated April 2, 1980 by and between
                              Central Hudson and the Power Authority of the State of New York. ((2); Exhibit (10)(i)24)

            (i)         5--   Transmission Agreement, dated October 25, 1983,
                              between Central Hudson and Niagara Mohawk Power
                              Corporation. ((2); Exhibit (10)(i)30)

            (i)         6--   Underground Storage Service Agreement, dated June
                              30, 1982, between Central Hudson and Penn-York
                              Energy Corporation. ((2); Exhibit (10)(i)32)

            (i)         7--   Interruptible Transmission Service Agreement,
                              dated December 20, 1983, between Central Hudson and Power Authority of the State of New York.
                              ((2); Exhibit (10)(i)33)

            (i)         8--   Agreement, dated December 7, 1983, between Central
                              Hudson and the Power Authority of the State of New
                              York. ((2); Exhibit (10)(i)34)

            (i)         9--   General Joint Use Pole Agreement between Central
                              Hudson and the New York Telephone Company effective January 1, 1986 (not including the
                              Administrative and Operating Practices provisions thereof). ((2); Exhibit (10)(i)37)

            (i)         10--  Agreement, dated June 3, 1985, between Central
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
                              Asset Purchase Agreement, dated as of December 11, 2000, by and among Central Hudson, Niagara Mohawk Power Corporation, New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Constellation Energy Group, Inc. and Constellation Nuclear LLC. (45); Exhibit
                              (10)(i)(79))

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

            (i)         69--  Stock Purchase Agreement, dated December 21, 2001
                              between Central Hudson Energy Services, Inc. and WPS Power Development, Inc. ((47); Exhibit (10)
                              (i) (69))

            (i)         70--  Letter Agreement, dated December 21, 2001, between
                              Central Hudson Enterprises Corporation and WPS Power Development, Inc. ((47); Exhibit (10) (i)
                              (70))

            (i)         71--  [Reserved]

            (i)         72--  Letter Agreement, dated July 3, 2001 between
                              Central Hudson and Dynegy. ((47); Exhibit (10) (i)
                              (72))

            (i)         73--  Amendment No. 1, dated April 27, 2005, to Credit
                              Agreement, dated November 21, 2003, among CH
                              Energy Group, Inc., certain lenders described therein and KeyBank, N.A., as administrative agent. ((58); Exhibit 99)

            (i)         74--  Amended and Restated Credit Agreement effective as
                              of

                              January 2, 2007 among Central Hudson, certain lenders described therein and JPMorgan Chase Bank, N.A., as arranger and administrative agent. ((64);
                              Exhibit 99)

            (iii)2      1--   Agreement, made March 14, 1994, by and between
                              Central Hudson and Mellon Bank, N.A., amending and restating, effective April 1, 1994, Central
                              Hudson's Savings Incentive Plan and related Trust
                              Agreement with The Bank of New York. ((25);
                              Exhibit (10)(iii)18)

            (iii)       2--   Amendment 1, dated July 22, 1994 (effective April
                              1, 1994) to the Amended and Restated Savings
                              Incentive Plan of Central Hudson. ((26); Exhibit
                              (10)(iii)19)

            (iii)       3--   Amendment 2, dated December 16, 1994 (effective
                              January 1, 1995) to the Amended and Restated
                              Savings Incentive Plan of Central Hudson, as amended. ((26); Exhibit (10)(iii)20)

            (iii)       4--   Management Incentive Program of Central Hudson,
                              effective April 1, 1994. ((30); Exhibit
                              (10)(iii)23)

            (iii)       5--   Amendment, dated July 25, 1997, to the Management
                              Incentive Program of Central Hudson, effective
                              August 1, 1997. ((33); Exhibit (10)(iii)24)

            (iii)       6--   CH Energy Group, Inc. Change-of-Control Severance
                              Policy, effective December 1, 1998. ((40); Exhibit
                              (10)(iii)14)

            (iii)       7--   Amended and Restated Stock Plan for Outside
                              Directors of CH Energy Group, Inc. effective
                              December 15, 1999. ((41); Exhibit (10)(iii)21)

            (iii)       8--   CH Energy Group, Inc. Directors and Executives
                              Deferred Compensation Plan effective January 1,
                              2000. ((41); Exhibit (10)(iii)25)

            (iii)       9--   Trust and Agency Agreement, dated December 15,
                              1999 and effective January 1, 2000, between the Corporation and First America Trust Company for the Corporation's Directors and Executives
                              Deferred Compensation Plan.((41); Exhibit
                              (10)(iii)26)

            (iii)       10--  [RESERVED]

----------
2 Exhibits in Part (iii) of this Section 10 are management contracts and compensatory plans and arrangements.

            (iii)       11--  CH Energy Group, Inc. Supplementary Retirement
                              Plan, effective December 15, 1999, being an amendment and restatement of the Central Hudson Executive Deferred Compensation Plan as assigned to CH Energy Group, Inc. ((43); Exhibit
                              (10)(ii)29)

            (iii)       12--  Amendment to and Restatement of Central Hudson's
                              Retirement Benefit Restoration Plan, effective as of January 1, 2000. ((43); Exhibit (10)(iii)30)

            (iii)       13--  Form of Employment Agreement, for all officers of
                              CH Energy Group, Inc. and its subsidiary companies. ((47); Exhibit (10) (iii) (13))

            (iii)       14--  Amendment Number Three to the Central Hudson
                              Savings Incentive Plan, effective January 1, 2001. ((45); Exhibit (10)(iii)32)

            (iii)       15--  Amendment to the CH Energy Group, Inc.
                              Change-of-Control Severance Policy, effective August 1, 2000. ((45); Exhibit (10)(iii)33)

            (iii)       16--  Employment Agreement, dated September 28, 2001,
                              between CH Energy Group, Inc. and Paul J. Ganci. ((47); Exhibit (10) (iii) (16))

            (iii)       17--  Amendment, effective January 1, 2001, to Energy
                              Group's Long-Term Performance-Based Incentive Plan. ((46); Exhibit (10)(iii)1)

            (iii)       18--  Amendment and Restatement, dated October 1, 2001,
                              of the Central Hudson Savings Incentive
                              Plan.((47); Exhibit (10) (iii) (18))

            (iii)       19--  Form of Trust Agreement, effective as of October
                              1, 2001, between Central Hudson and ING National Trust, as successor Trustee under the Central Hudson Savings Incentive Plan. ((47); Exhibit (10)
                              (iii) (19))

            (iii)       20--  Amendment No. 2, effective January 1, 2002, to
                              Energy Group's Long-Term Performance-Based
                              Incentive Plan. ((47); Exhibit (10) (iii) (20))

            (iii)       21--  Form of Supplemental Participation Agreement,
                              dated October 21, 2001, among Central Hudson
                              Enterprises Corporation, Central Hudson and ING National Trust re: Central Hudson Savings Incentive Plan. ((47); Exhibit (10) (iii) (21))

            (iii)       22--  Amendment to CH Energy Group, Inc. Directors and
                              Executives Deferred Compensation Plan effective July 1, 2002. ((47); Exhibit (10) (iii) (22))

            (iii)       23--  Amendment and restatement of CH Energy Group, Inc.
                              Supplementary Retirement Plan, effective July 1, 2001. ((47); Exhibit (10) (iii) (23))

            (iii)       24--  Amendment and restatement of Central Hudson Gas &
                              Electric Corporation Retirement Benefit
                              Restoration Plan effective June 22, 2001. ((47); Exhibit (10) (iii) (24))

            (iii)       25--  Agreement, dated May 10, 2002, between CH Energy
                              Group, Inc. and Allan R. Page.((51); Exhibit
                              (10)(iii)(25))

            (iii)       26--  Amendment and restatement of CH Energy Group, Inc.
                              Directors and Executives Deferred Compensation Plan, effective September 26, 2003 ((52); Exhibit
                              (10)(iii)(26)).

            (iii)       27--  Central Hudson Gas & Electric Corporation Savings
                              Incentive Plan, January 1, 2004 Restatement((53);
                              Exhibit 99(a)).

            (iii)       28--  Amendment to CH Energy Group, Inc. Long-Term
                              Performance-Based Incentive Plan, dated October 24, 2003, effective as of September 26, 2003 ((51);Exhibit (10)(iii)(28))

            (iii)       29--  Amendment to CH Energy Group, Inc. Directors and
                              Executives Deferred Compensation Plan Trust
                              Agreement, dated October 24, 2003, effective as of September 26, 2003 ((51); Exhibit (10)(iii)(29))

            (iii)       30--  CH Energy Group, Inc. Amended and Restated Stock
                              Plan for Outside Directors, dated October 24, 2003, effective as of September 26, 2003 ((51);Exhibit (10)(iii)(30))

            (iii)       31--  First Amendment to the Central Hudson Gas &
                              Electric Corporation Savings Incentive Plan (54;
                              Exhibit 10(iii)(31)).

            (iii)       32--  CH Energy Group, Inc. 2004 Executive Annual
                              Incentive Plan, dated March 16, 2004.

            (iii)       33--  CH Energy Group, Inc. 2005 Executive Annual
                              Incentive Plan, dated February 11, 2005.

            (iii)       34--  CH Energy Group, Inc. Form of Performance Shares
                              Agreement. (59; Exhibit 10(iii)(34)).

            (iii)       35--  Employment Agreement, as amended, effective July
                              31, 2005, between CH Energy Group, Inc. and the Chief Executive Officer. ((60); Exhibit (10) (iii)
                              (34)).

            (iii)       36--  Employment Agreement, as amended, effective July
                              31, 2005, between CH Energy Group, Inc. and the three most senior executives (after Chief Executive Officer). ((60); Exhibit (10) (iii)
                              (35)).

            (iii)       37--  Employment Agreement, as amended, effective July
                              31, 2005, between CH Energy Group, Inc. and the other executive officers. ((60); Exhibit (10)
                              (iii) (36)).

            (iii)       38--  Amendment to the CH Energy Group, Inc.
                              Change-of-Control Severance Policy, effective August 1, 2005. ((61); Exhibit (10)(iii)38).

            (iii)       39--  CH Energy Group, Inc. Change-of-Control Severance
                              Policy for Griffith and Scasco employees, effective August 1, 2005. ((61); Exhibit
                              (10)(iii)39).

            (iii)       40--  CH Energy Group, Inc. Supplemental Executive
                              Retirement Plan, as amended. (corrected March 31,
                              2006). ((62); Exhibit (10) (iii) (40)).

            (iii)       41--  Amendment to the CH Energy Group, Inc.
                              Supplementary Retirement Plan. ((62); Exhibit (62)
                              (iii) (41)).

            (iii)       42--  Amendment to Central Hudson Gas & Electric
                              Corporation Retirement Benefit Restoration Plan. ((62); Exhibit (10) (iii) (42)).

            (iii)       43--  Long-Term Equity Incentive Plan of CH Energy
                              Group, Inc. effective as of April 25, 2006. ((65); Appendix A)

            (iii)       44--  Form of Performance Share Award Agreement under CH
                              Energy Group, Inc. Long-Term Equity Incentive Plan. ((66); Exhibit (10) (iii) (43)).

            (iii)       45--  Amendment to CH Energy Group, Inc. Directors and
                              Executives Deferred Compensation Plan. ((67); Exhibit (10) (iii) (44)).

(12)        (i)--  CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

(12)        (ii)-- Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

(14)--      CH Energy Group, Inc. Code of Business Conduct and Ethics

(21)--      Subsidiaries of Energy Group and Central Hudson as of December
            31, 2005.

                                  State or other          Name under which
                                  Jurisdiction of         Subsidiary conducts
Name of Subsidiary                Incorporation           Business
-----------------------           ---------------         ----------------------

Central Hudson Gas                New York               Central Hudson Gas
& Electric Corporation                                   Electric Corporation

Phoenix Development               New York               Phoenix Development
Company, Inc.                                            Company, Inc.

Central Hudson                    New York               Central Hudson
Enterprises Corporation                                  Enterprises Corporation

Griffith Energy                   New York               Griffith Energy
Services, Inc.                                           Services, Inc.

(23)--      Consents of Independent Registered Public Accounting Firm.

(24)--      Powers of Attorney:

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

(31)--      Rule 13a-14(a)/15d-14(a) Certifications.

(32)--      Section 1350 Certifications.

(99)--      Additional Exhibits:

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

            (i)   12--  Order of the Public Service Commission of the State of
                        New York, issued and effective October 29, 2003, directing the continuation of certain non-price features of the rate plan.

            (i)   13--  Order of the Public Service Commission of the State of
                        New York, issued and effective April 6, 2004, authorizing new revolving credit facilities and a new Medium Term Note Program for Central Hudson. ((55);
                        Exhibit 99(i)13)

            (i)   14--  Order of the Public Service Commission of the State of
                        New York, issued and effective June 14, 2004, modifying the rate plan. (55); Exhibit 99(i)14)

            (i)   15--  Order of the Public Service Commission of the State of
                        New York, issued and effective July 24, 2006, establishing the rate plan. (68); Exhibit 99)

            (i)   16--  Order of the Public Service Commission of the State of
                        New York, issued and effective September 21, 2006, authorizing new revolving credit facilities and a new Medium Term Note Program for Central Hudson.

The following are notes to the Exhibits listed above:

            (1) Incorporated herein by reference to Central Hudson's Quarterly report on Form 10-Q for fiscal quarter ended September 30, 1993 (File No. 001-3268).

            (2) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992 (File No. 001-3268).

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

            (7) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated May 27, 1992 (File No. 001-3268).

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

            (11) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-50276.

            (12) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-54690.

            (13) (1) Incorporated herein by reference to Prospectus Supplement, dated March 20, 2002 (to Prospectus dated March 14, 2002), relating to $100,000,000 principal amount Medium-Term Notes, Series D, of Central Hudson, and the Prospectus, dated 14, 2002, relating to said $100,000,000 principal amount of debt securities, attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

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

            (14)        [Reserved]

            (15)        [Reserved]

            (16)        [Reserved]

            (17) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 001-3268).

            (18) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (File No. 001-3268).

            (19) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 001-3268).

            (20) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 001-3268).

            (21) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992 (File No. 001-3268).

            (22)        [Reserved]

            (23) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated May 15, 1987 (File No. 001-3268).

            (24) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 001-3268).

            (25) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (File No. 001-3268).

            (26) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 001-3268).

            (27)        [Reserved]

            (28) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 001-3268).

            (29)        [Reserved]

            (30) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-3268).

            (31)        [Reserved]

            (32) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated January 7, 1998 (File No. 001-3268).

            (33) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended December 8, 1998 (File No. 001-3268).

            (34) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated February 10, 1998 (File No. 001-3268).

            (35) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated July 24, 1998 (File No. 001-3268).

            (36)(a) Incorporated herein by reference to Prospectus Supplement Dated January 8, 1999 (To Prospectus Dated January 7, 1999) relating to $110,000,000 principal amount of Medium-Term Notes, Series C, and to the Prospectus Dated January 7, 1999, relating to $110,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(2)
                        under the Securities Act of 1933, in connection with Registration Statement Nos. 333-65597 and 33-56349.

                (b) Incorporated herein by reference to Pricing Supplement No. 1, Dated January 12, 1999 (To Prospectus Dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration Statement Nos. 333-65597 and 33-56349.

            (37) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-30512).

            (38) Incorporation herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 001-3268).

            (39) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K dated December 15, 1999 (File No. 0-30512)

            (40) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-3268).

            (41) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-30512).

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

            (49) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002 (File No. 0-30512)

            (50) Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on February 16, 2006 (File No. 0-30512)

            (51) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003 (File No. 0-30512)

            (52) Incorporated herein by reference to Energy Group's Registration Statement on Form S-8, filed on October 30, 2003 (File No. 333-110086)

            (53) Incorporated herein by reference to Energy Group's Registration Statement on Form S-8, filed on January 16, 2004 (File No. 333-111984)

            (54) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30512)

            (54) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-30512)

            (55) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-30512)

            (56) (1) Incorporated herein by reference to Prospectus Supplement, dated October 28, 2004 (to Prospectus dated October 22, 2004), relating to $85,000,000 principal amount Medium-Term Notes, Series E, of Central Hudson, and the Prospectus, dated October 22, 2004, relating to said $85,000,000 principal amount of debt securities, attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule

                        424 (b) under the Securities Act of 1933 in connection with Registration Statement No. 333-116286.

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

                        (e) Incorporated herein by reference to Pricing Supplement No. 4, Dated November 17, 2006 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b)(3) in connection with Registration Statement No. 333-116286.

            (57) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on November 9, 2004 (File No. 001-03268).

            (58) Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on April 29, 2005 (File No. 0-30512)

            (59) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-30512)

            (60) Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on June 2, 2005 (File No. 0-30512)

            (61) Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on August 10, 2005 (File No. 0-30512)

            (62) Incorporated herein by reference to Energy Group's Current Report on Form 8-K/A filed on April 6, 2006 (File No. 0-30512)

            (63) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on November 13, 2006 (File No. 001-03268)

            (64) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on December 20, 2006 (File No. 0-30512)

            (65) Incorporated as Appendix A to Energy Group's proxy statement filed on March 10, 2006 (File No. 0-30512)

            (66) Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on April 28, 2006 (File No. 0-30512)

            (67) Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on June 1, 2006 (File No. 0-30512)

            (68) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-30512)