Form 10-Q
period 2007-06-30
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2007-08-02
CIK 1061393, 18647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended......................................................June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...............................to..............................................

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc.	14-1804460
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

          Yes  ☒          No  ☐

          Indicate by check mark whether CH Energy Group, Inc. is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

          Indicate by check mark whether Central Hudson Gas & Electric Corporation is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

          Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

          Yes  ☐          No  ☒

          Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

          Yes  ☐          No  ☒

          As of the close of business on August 1, 2007, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

          CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED June 30, 2007

Filing Format

          This Quarterly Report on Form 10-Q is a combined quarterly report being filed by two different registrants: CH Energy Group, Inc. (“CH Energy Group”) and Central Hudson Gas & Electric Corporation (“Central Hudson”), a wholly owned subsidiary of CH Energy Group. Except where the content clearly indicates otherwise, any reference in this report to CH Energy Group includes all subsidiaries of CH Energy Group, including Central Hudson. Central Hudson makes no representation as to the information contained in this report in relation to CH Energy Group and its subsidiaries other than Central Hudson.

PART I - FINANCIAL INFORMATION

Item I - Consolidated Financial Statements

CH ENERGY GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the 3 Months Ended June 30,
	2007	2006

	(Thousands of Dollars)
Operating Revenues
Electric	$150,445	$107,930
Natural gas	40,242	36,458
Competitive business subsidiaries	80,296	69,503

Total Operating Revenues	270,983	213,891

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	97,232	63,609
Purchased natural gas	27,925	25,329
Purchased petroleum	60,818	55,512
Other expenses of operation - regulated activities	39,493	29,985
Other expenses of operation - competitive business subsidiaries	17,756	15,023
Depreciation and amortization	9,026	9,124
Taxes, other than income tax	8,660	8,517

Total Operating Expense	260,910	207,099

Operating Income	10,073	6,792

Other Income and Deductions
Income from unconsolidated affiliates	349	741
Interest on regulatory assets and investment income	2,254	2,955
Other - net	(538)	810

Total Other Income	2,065	4,506

Interest Charges
Interest on long-term debt	4,495	4,071
Interest on regulatory liabilities and other interest	923	946

Total Interest Charges	5,418	5,017

Income Before Income Taxes and Preferred Dividends of Subsidiary	6,720	6,281

Income Taxes	1,293	2,099
Minority Interest	(4)	(128)

Income Before Preferred Dividends of Subsidiary	5,431	4,310
Cumulative Peferred Stock Dividends of Subsidiary	242	242

Net Income	5,189	4,068
Dividends Declared on Common Stock	8,512	8,512

Balance Retained in the Business	$(3,323)	$(4,444)

Common Stock:
Average Shares Outstanding - Basic	15,762	15,762
- Diluted	15,784	15,775

Earnings Per Share - Basic	$0.33	$0.26
- Diluted	$0.33	$0.26

Dividends Declared Per Share	$0.54	$0.54

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item I - Consolidated Financial Statements

CH ENERGY GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the 6 Months Ended June 30,
	2007	2006

	(Thousands of Dollars)
Operating Revenues
Electric	$302,120	$243,977
Natural gas	104,433	107,267
Competitive business subsidiaries	207,809	179,879

Total Operating Revenues	614,362	531,123

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	191,268	149,449
Purchased natural gas	71,261	77,056
Purchased petroleum	155,378	140,370
Other expenses of operation - regulated activities	77,142	58,480
Other expenses of operation - competitive business subsidiaries	36,549	30,693
Depreciation and amortization	18,131	18,077
Taxes, other than income tax	17,147	16,121

Total Operating Expense	566,876	490,246

Operating Income	47,486	40,877

Other Income and Deductions
Income from unconsolidated affiliates	1,544	931
Interest on regulatory assets and investment income	4,394	5,692
Other - net	(1,034)	90

Total Other Income	4,904	6,713

Interest Charges
Interest on long-term debt	8,986	8,024
Interest on regulatory liabilities and other interest	1,873	1,983

Total Interest Charges	10,859	10,007

Income Before Income Taxes and Preferred Dividends of Subsidiary	41,531	37,583

Income Taxes	14,256	14,858
Minority Interest	(97)	(128)

Income Before Preferred Dividends of Subsidiary	27,372	22,853
Cumulative Preferred Stock Dividends of Subsidiary	485	485

Net Income	26,887	22,368
Dividends Declared on Common Stock	17,023	17,023

Balance Retained in the Business	$9,864	$5,345

Common Stock:
Average Shares Outstanding - Basic	15,762	15,762
- Diluted	15,784	15,776

Earnings Per Share - Basic	$1.71	$1.42
- Diluted	$1.70	$1.41

Dividends Declared Per Share	$1.08	$1.08

See Notes to Consolidated Financial Statements

CH ENERGY GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the 3 Months Ended June 30,
	2007	2006

	(Thousands of Dollars)

Net Income	$5,189	$4,068

Other Comprehensive Income:

Net unrealized gains net of tax and net income realization:
FAS 133 Designated Cash Flow Hedges - net of tax of $(12) and $(4)	18	6
Investments - net of tax of $(286) and $(0)	428	—

Other comprehensive income	446	6

Comprehensive Income	$5,635	$4,074

	For the 6 Months Ended June 30,
	2007	2006

	(Thousands of Dollars)

Net Income	$26,887	$22,368

Other Comprehensive Income:

Net unrealized gains net of tax and net income realization:
FAS 133 Designated Cash Flow Hedges - net of tax of $(245) and $(10)	367	17
Investments - net of tax of $(397) and $(83)	595	126

Other comprehensive income	962	143

Comprehensive Income	$27,849	$22,511

See Notes to Consolidated Financial Statements

CH ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	June 30, 2007	December 31, 2006	June 30, 2006

	(Thousands of Dollars)

Utility Plant
Electric	$788,734	$768,808	$748,419
Natural gas	240,870	239,317	231,934
Common	113,937	112,426	109,800

	1,143,541	1,120,551	1,090,153

Less: Accumulated depreciation	348,975	344,540	342,116

	794,566	776,011	748,037

Construction work in progress	56,165	51,041	49,434

Net Utility Plant	850,731	827,052	797,471

Other Property and Plant - net	33,469	33,822	33,810

Current Assets
Cash and cash equivalents	22,039	24,121	36,968
Short-term investments - available-for-sale securities	28,950	42,611	40,200
Accounts receivable - net of allowance for doubtful accounts of $4.5 million, $5.8 million, and $5.2 million, respectively	93,485	80,862	76,026
Accrued unbilled utility revenues	6,846	9,772	5,563
Other receivables	6,186	7,706	5,871
Fuel, materials and supplies	28,955	27,930	29,239
Regulatory assets	32,525	31,332	18,719
Prepaid income taxes	—	11,244	—
Special deposits and prepayments	25,029	23,655	27,422
Accumulated deferred income tax	6,584	5,875	15,335

Total Current Assets	250,599	265,108	255,343

Deferred Charges and Other Assets
Regulatory assets - related to pension plan costs	91,532	99,281	115,564
Regulatory assets - related to other post-employment benefit (OPEB) costs	32,766	36,392	13,622
Regulatory assets	83,219	83,102	46,576
Intangible asset - pension plan	—	—	20,217
Goodwill	57,539	52,828	52,198
Other intangible assets - net	30,926	27,550	27,831
Unamortized debt expense	4,217	4,041	3,816
Investments in unconsolidated affiliates	13,417	12,651	12,504
Other	20,273	18,705	20,204

Total Deferred Charges and Other Assets	333,889	334,550	312,532

Total Assets	$1,468,688	$1,460,532	$1,399,156

See Notes to Consolidated Financial Statements

CH ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

CAPITALIZATION AND LIABILITIES	June 30, 2007	December 31, 2006	June 30, 2006

	(Thousands of Dollars)
Capitalization
Common Stock Equity:
Common stock, 30,000,000 shares authorized: 15,762,000 shares outstanding, 16,862,087 shares issued, $0.10 par value	$1,686	$1,686	$1,686
Paid-in capital	351,230	351,230	351,230
Retained earnings	216,919	207,055	203,362
Treasury stock (1,100,087 shares)	(46,252)	(46,252)	(46,252)
Accumulated comprehensive income (loss)	433	(529)	(377)
Capital stock expense	(328)	(328)	(328)

Total Common Shareholders’ Equity	523,688	512,862	509,321

Cumulative Preferred Stock
Not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	370,890	337,889	310,887

Total Capitalization	915,605	871,778	841,235

Current Liabilities
Current maturities of long-term debt	—	33,000	33,000
Notes payable	29,000	13,000	33,500
Accounts payable	38,705	41,840	32,236
Accrued interest	5,546	5,645	5,594
Dividends payable	8,754	8,754	8,754
Accrued vacation and payroll	7,198	5,963	5,936
Customer advances	12,969	25,732	10,681
Customer deposits	8,152	7,954	7,324
Regulatory liabilities	15,261	21,651	3,140
Fair value of derivative instruments	6,546	3,582	2,236
Accrued environmental remediation costs	2,604	3,400	4,000
Accrued income taxes	374	—	4,735
Deferred revenues	5,053	5,455	3,966
Other	12,790	14,112	9,972

Total Current Liabilities	152,952	190,088	165,074

Deferred Credits and Other Liabilities
Regulatory liabilities	104,762	107,796	150,016
Operating reserves	5,245	4,906	6,756
Accrued environmental remediation costs	14,678	17,354	18,529
Accrued OPEB costs	68,172	68,818	27,694
Accrued pension costs	48,760	47,299	32,854
Other	14,078	12,566	14,025

Total Deferred Credits and Other Liabilities	255,695	258,739	249,874

Minority Interest	1,369	1,481	1,494

Accumulated Deferred Income Tax	143,067	138,446	141,479

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,468,688	$1,460,532	$1,399,156

See Notes to Consolidated Financial Statements

CH ENERGY GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the 6 Months Ended June 30,
	2007	2006

	(Thousands of Dollars)
Operating Activities:

Net Income	$26,887	$22,368

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,131	18,077
Deferred income taxes - net	3,043	3,403
Provision for uncollectibles	2,422	3,000
Undistributed equity in earnings of unconsolidated affiliates	(844)	(891)
Accrued (deferred) pension costs	6,800	(6,884)
Regulatory liability-rate moderation	(12,547)	—
Minority interest	(97)	(128)
Gain on sale of property and plant	(468)	(697)

Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(10,599)	44,448
Fuel, materials and supplies	246	(811)
Special deposits and prepayments	(1,374)	(6,903)
Prepaid income taxes	11,244	—
Accounts payable	(2,691)	(22,864)
Accrued taxes and interest	275	5,174
Accrued OPEB costs	2,527	2,749
Customer advances	(12,763)	(15,051)
Deferred natural gas and electric costs	4,605	13,834
Customer benefit fund	—	(6,412)
Other - net	(1,077)	(7,251)

Net Cash Provided By Operating Activities	33,720	45,161

Investing Activities:

Proceeds from sale of property and plant	1,021	765
Purchase of short-term investments	(43,101)	(21,000)
Proceeds from sale of short-term investments	56,762	22,900
Additions to utility plant and other property and plant	(39,235)	(30,614)
Issuance of notes receivable	—	(315)
Acquisitions made by competitive business subsidiaries	(11,585)	(12,843)
Other - net	1,718	(2,941)

Net Cash Used in Investing Activities	(34,420)	(44,048)

Financing Activities:

Redemption of long-term debt	(33,000)	—
Proceeds from issuance of long-term debt	33,000	—
Net borrowings of short-term debt	16,000	3,500
Dividends paid on common stock	(17,023)	(17,023)
Debt issuance costs	(359)	(32)

Net Cash Used in Financing Activities	(1,382)	(13,555)

Net Change in Cash and Cash Equivalents	(2,082)	(12,442)

Cash and Cash Equivalents - Beginning of Year	24,121	49,410

Cash and Cash Equivalents - End of Period	$22,039	$36,968

Supplemental Disclosure of Cash Flow Information and Non-Cash Investing Activities

Interest paid	$9,979	$9,986

Federal and state income tax paid	$8,023	$5,733

Additions to plant included in accounts payable	$3,749	$2,454

See Notes to Consolidated Financial Statements

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the 3 Months Ended June 30,
	2007	2006

	(Thousands of Dollars)
Operating Revenues
Electric	$150,445	$107,930
Natural gas	40,242	36,458

Total Operating Revenues	190,687	144,388

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	95,796	62,970
Purchased natural gas	27,925	25,329
Other expenses of operation	39,493	29,985
Depreciation and amortization	7,144	7,462
Taxes, other than income tax	8,522	8,431

Total Operating Expenses	178,880	134,177

Operating Income	11,807	10,211

Other Income and Deductions
Interest on regulatory assets and other interest income	1,634	2,121
Other - net	(317)	(214)

Total Other Income	1,317	1,907

Interest Charges
Interest on long-term debt	4,495	4,071
Interest on regulatory liabilities and other interest	923	945

Total Interest Charges	5,418	5,016

Income Before Income Taxes	7,706	7,102

Income Taxes	2,444	2,979

Net Income	5,262	4,123

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$5,020	$3,881

See Notes to Consolidated Financial Statements

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the 6 Months Ended June 30,
	2007	2006

	(Thousands of Dollars)
Operating Revenues
Electric	$302,120	$243,977
Natural gas	104,433	107,267

Total Operating Revenues	406,553	351,244

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	189,013	148,810
Purchased natural gas	71,261	77,056
Other expenses of operation	77,142	58,480
Depreciation and amortization	14,430	14,917
Taxes, other than income tax	16,857	15,958

Total Operating Expenses	368,703	315,221

Operating Income	37,850	36,023

Other Income and Deductions
Interest on regulatory assets and other interest income	3,088	4,050
Other - net	(575)	(333)

Total Other Income	2,513	3,717

Interest Charges
Interest on long-term debt	8,986	8,024
Interest on regulatory liabilities and other interest	1,873	1,983

Total Interest Charges	10,859	10,007

Income Before Income Taxes	29,504	29,733

Income Taxes	10,871	12,556

Net Income	18,633	17,177

Dividends Declared on Cumulative Preferred Stock	485	485

Income Available for Common Stock	$18,148	$16,692

See Notes to Consolidated Financial Statements

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the 3 Months Ended June 30,
	2007	2006

	(Thousands of Dollars)

Net Income	$5,262	$4,123

Other Comprehensive Income	—	—

Comprehensive Income	$5,262	$4,123

	For the 6 Months Ended June 30,
	2007	2006

	(Thousands of Dollars)

Net Income	$18,633	$17,177

Other Comprehensive Income	—	—

Comprehensive Income	$18,633	$17,177

See Notes to Consolidated Financial Statements

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	June 30, 2007	December 31, 2006	June 30, 2006

	(Thousands of Dollars)
Utility Plant
Electric	$788,734	$768,808	$748,419
Natural gas	240,870	239,317	231,934
Common	113,937	112,426	109,800

	1,143,541	1,120,551	1,090,153

Less: Accumulated depreciation	348,975	344,540	342,116

	794,566	776,011	748,037

Construction work in progress	56,165	51,041	49,434

Net Utility Plant	850,731	827,052	797,471

Other Property and Plant - net	416	434	722

Current Assets
Cash and cash equivalents	1,810	1,710	1,738
Accounts receivable - net of allowance for doubtful accounts of $2.6 million, $3.8 million, and $3.8 million, respectively	61,136	48,611	46,953
Accrued unbilled utility revenues	6,846	9,772	5,563
Other receivables	3,299	3,034	3,190
Fuel, materials and supplies - at average cost	23,487	22,804	23,163
Regulatory assets	32,525	31,332	18,719
Prepaid income taxes	87	10,477	—
Special deposits and prepayments	21,179	21,009	22,838
Accumulated deferred income tax	5,569	4,600	14,379

Total Current Assets	155,938	153,349	136,543

Deferred Charges and Other Assets
Regulatory assets - related to pension plan costs	91,532	99,281	115,564
Regulatory assets - related to OPEB costs	32,766	36,392	13,622
Regulatory assets	83,219	83,102	46,576
Intangible asset - pension plan	—	—	20,217
Unamortized debt expense	4,217	4,041	3,816
Other	13,136	12,172	12,651

Total Deferred Charges and Other Assets	224,870	234,988	212,446

Total Assets	$1,231,955	$1,215,823	$1,147,182

See Notes to Consolidated Financial Statements

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

CAPITALIZATION AND LIABILITIES	June 30, 2007	December 31, 2006	June 30, 2006

		(Thousands of Dollars)
Capitalization
Common Stock Equity:
Common stock, 30,000,000 shares authorized; 16,862,087 shares issued ($5 par value)	$84,311	$84,311	$84,311
Paid-in capital	174,980	174,980	174,980
Retained earnings	86,858	68,710	51,501
Capital stock expense	(4,961)	(4,961)	(4,961)

Total Common Shareholder’s Equity	341,188	323,040	305,831

Cumulative Preferred Stock Not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	370,890	337,889	310,887

Total Capitalization	733,105	681,956	637,745

Current Liabilities
Current maturities of long-term debt	—	33,000	33,000
Notes payable	29,000	13,000	33,500
Accounts payable	29,967	32,418	24,526
Accrued interest	5,546	5,645	5,594
Dividends payable - preferred stock	242	242	242
Accrued vacation and payroll	5,121	4,682	4,759
Customer advances	4,439	15,907	5,231
Customer deposits	8,018	7,811	7,165
Regulatory liabilities	15,261	21,651	3,140
Fair value of derivative instruments	6,546	2,971	1,983
Accrued income taxes	—	—	3,825
Accrued environmental remediation costs	2,004	3,400	4,000
Other	7,699	8,884	5,470

Total Current Liabilities	113,843	149,611	132,435

Deferred Credits and Other Liabilities
Regulatory liabilities	104,762	107,796	150,016
Operating reserves	4,088	3,936	5,512
Accrued environmental remediation costs	13,573	15,457	15,500
Accrued OPEB costs	68,172	68,818	27,694
Accrued pension costs	48,760	47,299	32,854
Other	13,056	11,802	11,862

Total Deferred Credits and Other Liabilities	252,411	255,108	243,438

Accumulated Deferred Income Tax	132,596	129,148	133,564

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,231,955	$1,215,823	$1,147,182

See Notes to Consolidated Financial Statements

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the 6 Months Ended June 30,
	2007	2006

	(Thousands of Dollars)

Operating Activities:

Net Income	$18,633	$17,177

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,430	14,917
Deferred income taxes - net	2,251	2,675
Provision for uncollectibles	1,945	2,507
Accrued (deferred) pension costs	6,800	(6,884)
Regulatory liability-rate moderation	(12,547)	—
Gain on sale of property and plant	(468)	—

Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(11,809)	30,952
Fuel, materials and supplies	(683)	248
Special deposits and prepayments	(170)	(6,670)
Prepaid income tax	10,390	—
Accounts payable	(2,007)	(16,358)
Accrued taxes and interest	(99)	3,939
Accrued OPEB costs	2,527	2,749
Customer advances	(11,468)	(10,676)
Deferred natural gas and electric costs	4,605	13,834
Customer benefit fund	—	(6,412)
Other - net	(566)	(8,630)

Net Cash Provided by Operating Activities	21,764	33,368

Investing Activities:

Proceeds from sale of property and plant	1,021	—
Additions to utility plant	(37,988)	(29,314)
Other - net	147	(1,031)

Net Cash Used in Investing Activities	(36,820)	(30,345)

Financing Activities:

Redemption of long-term debt	(33,000)	—
Proceeds from issuance of long-term debt	33,000	—
Net borrowings of short-term debt	16,000	3,500
Dividends paid on cumulative preferred stock	(485)	(485)
Dividends paid to parent - CH Energy Group	—	(8,500)
Debt issuance costs	(359)	(32)

Net Cash Provided by (Used In) Financing Activities	15,156	(5,517)

Net Change in Cash and Cash Equivalents	100	(2,494)

Cash and Cash Equivalents - Beginning of Year	1,710	4,232

Cash and Cash Equivalents - End of Period	$1,810	$1,738

Supplemental Disclosure of Cash Flow Information and Non-Cash Investing Activities
Interest paid	$9,979	$8,117

Federal and state income tax paid	$7,230	$6,626

Additions to plant included in accounts payable	$3,749	$2,454

See Notes to Consolidated Financial Statements

CH ENERGY GROUP, INC.
CENTRAL HUDSON GAS & ELECTRIC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”). The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson. CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC” and, together with its subsidiaries, the “competitive business subsidiaries”). Operating results of CHEC’s wholly owned subsidiary Griffith Energy Services, Inc. (“Griffith”) and its subsidiary Lyonsdale Biomass, LLC (“Lyonsdale”) are consolidated in the financial statements of CH Energy Group. The minority interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale.

Unaudited Consolidated Financial Statements

          The accompanying Consolidated Financial Statements of CH Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2006 (the “Corporations’ 10-K Annual Report”).

          CH Energy Group’s and Central Hudson’s balance sheets as of June 30, 2006, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

Cash and Cash Equivalents

          For purposes of the Consolidated Statement of Cash Flows, CH Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less, to be cash equivalents.

Accounting for Derivative Instruments and Hedging Activities

Central Hudson

          Reference is made to the caption “Accounting for Derivative Instruments and Hedging Activities” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. At June 30, 2007, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was an unrealized loss of ($6.5) million. This compares to a fair value at December 31, 2006, of ($3.0) million, a net unrealized loss, and a fair value of ($2.0) million at June 30, 2006, a net unrealized loss. At June 30, 2007, Central Hudson had open derivative contracts hedging approximately 38.2% of its projected electricity requirements for the period July 2007 through December 2007 and 15.0% of its projected natural gas requirements for the period November 2007 through March 2008. Central Hudson recorded actual net losses of ($1.3) million on such hedging activities for the quarter ended June 30, 2007, as compared to a net loss of ($1.5) million for the same period in 2006. Comparative amounts for the six months ended June 30, 2007, and 2006, were net losses of ($4.7) million and ($5.7) million, respectively.

          Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs, and are deferred for return to or recovery from customers under Central Hudson’s electric and natural gas energy cost adjustment clauses as authorized by the New York State Public Service Commission (“PSC”) and in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 71, titled Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). Central Hudson also entered into weather derivative contracts to hedge the effect of weather on sales of electricity and natural gas. The periods covered were the months of February and March of the heating season ended March 31, 2007, the three months of the heating season ended March 31, 2006, the three months of the cooling season ended August 31, 2007, and the months of July and August 2006. Under the terms of these weather-hedging contracts, no settlement payments were made to or from counter-parties for any of the periods covered.

Griffith

          The fair value of Griffith’s open derivative positions at June 30, 2007, and 2006, was not material. The fair value of derivative instruments at December 31, 2006, was a net unrealized loss of ($0.6) million. Derivatives outstanding at June 30, 2007, include call options designated as cash flow hedges for fuel oil purchases from September 2007 through June 2008, which hedge approximately 1.6% of Griffith’s total projected fuel oil requirements for this period. Settlement amounts recorded for the quarters ended June 30, 2007, and 2006, were not material. A total actual net loss was recorded June 30, 2007, including premium expense, in the amount of ($0.6) million. A net gain was recorded during the same period in 2006 that was not material.

          Griffith entered into weather derivative contracts for selected months of the heating season ended March 31, 2007, and due to weather that was colder than the contractual ceiling price paid $0.9 million to the related counter-party. The settlement amount for the weather-hedging contract covering the three-month period ended March 31, 2006, was not material.

Parental Guarantees

          CH Energy Group and CHEC have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary’s intended commercial purposes. Reference is made to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report under the captions “Parental Guarantees” and “Product Warranties.”

          The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges. At June 30, 2007, the aggregate amount of subsidiary obligations covered by these guarantees was $5.6 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

Depreciation and Amortization

          Reference is made to the caption “Depreciation and Amortization” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. For financial statement purposes, Central Hudson’s depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties. The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the applicable depreciation rates have been approved by the Public Service Commission (“PSC”).

          Financial Accounting Standards Board (“FASB”) SFAS No. 143, titled Accounting for Asset Retirement Obligations (“SFAS 143”), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $46.4 million, $44.6 million, and $95.7 million of net cost of removal as regulatory liabilities as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The amount of this liability as of December 31, 2006, was reduced by the transfer of $52.5 million of excess electric depreciation reserve pursuant to the Order Establishing Rate Plan (“2006 Order”) issued to Central Hudson by the PSC on July 24, 2006. For further information, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Depreciation and Amortization” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          For financial statement purposes, both Griffith and Lyonsdale have depreciation provisions that are computed on the straight-line method using depreciation rates based on the estimated useful lives of depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

          Accumulated depreciation for Griffith was $18.8 million, $17.3 million, and $16.1 million as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Accumulated depreciation for Lyonsdale was $0.9 million, $0.6 million and $0.1 million as of June 30, 2007 and December 31, 2006, and June 30, 2006, respectively.

          Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset’s expected useful life. See Note 5 – “Goodwill and Other Intangible Assets” for further discussion.

Earnings Per Share

          Reference is made to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report under the caption “Earnings Per Share.”

          In the calculation of earnings per share (basic and diluted) of CH Energy Group’s common stock (“Common Stock”), earnings for CH Energy Group are reduced by the preferred stock dividends of Central Hudson. The average dilutive effect of CH Energy Group’s stock options and performance shares was 21,807 shares and 13,368 shares for the quarters ended June 30, 2007, and 2006, and 22,338 shares and 13,619 shares for the six months ended June 30, 2007, and 2006, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented. Excluded from the calculation were options for 18,420 shares for the three-month and six-month periods ended June 30, 2007, and 35,700 shares for the three-month and six-month periods ended June 30, 2006. For additional information regarding stock options and performance shares, see Note 10 – “Equity-Based Compensation Incentive Plans.”

Equity-Based Compensation

          CH Energy Group has an equity-based employee compensation plan that is described in Note 10 – “Equity-Based Compensation Incentive Plans.”

FIN 46R – Consolidation of Variable Interest Entities

          Reference is made to the subcaption “FIN 46 – Consolidation of Variable Interest Entities” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. CH Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any variable interest entities that currently require consolidation under the provisions of FIN 46R.

Income Tax

          On April 9, 2007, New York State enacted its 2007 – 2008 budget, which included amendments to the state income tax. Those amendments included a reduction in the Corporate Net Income Tax Rate to 7.1% from 7.5%, as well as the adoption of a single sales factor for apportioning taxable income to New York State. Both amendments are effective January 1, 2007, and are not material to CH Energy Group and Central Hudson.

Reclassification

          Certain amounts in the 2006 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.

NOTE 2 – REGULATORY MATTERS

          Reference is made to Note 2 – “Regulatory Matters” under captions “Expiring Rate Proceedings – Electric and Natural Gas” and “New Rate Proceedings – Electric and Natural Gas” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Utility Land Sales

Central Hudson

          On April 23, 2007, the PSC issued an Order approving the proposed transfer of Central Hudson’s ownership interest in its 900 kW Groveville Mills Hydroelectric facility and the deferral of any gain realized upon the transfer for the benefit of customers.

          In the second quarter, Central Hudson sold utility property, including the Groveville Mills Hydroelectric facility, for $0.5 million in excess of book value plus transaction costs, which excess was recorded as a regulatory liability.

Non-Utility Land Sales

Central Hudson

          During the six months ended June 30, 2007, Central Hudson sold four parcels of non-utility real property for $0.5 million in excess of book value plus transaction costs, which is recorded as a reduction to Other Expenses of Operation.

NOTE 3 – NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

          Reference is made to the captions “New Accounting Standards and Other FASB Projects – Standards Implemented” and “New Accounting Standards and Other FASB Projects – Standards to be Implemented” of Note 1 – “Summary of Significant Accounting Policies” to the Financial Statements of the Corporations’ 10-K Annual Report.

          New accounting standards are summarized below, and explanations of the underlying information for all standards (except those not currently applicable to CH Energy Group and its subsidiaries) follow the chart.

Impact*	Status	Category	Reference	Title	Issued Date	Effective Date

1	Under Assessment	Fair Value	SFAS 159	Establishing the Fair Value Option for Financial Assets and Liabilities	Feb-07	Jan-08

1	Under Assessment	Fair Value	SFAS 157	Fair Value Measurement	Sep-06	Jan-08

2	Implemented	Pension, Postretirement	SFAS 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans	Sep-06	Dec-06

2	Implemented	Taxes	FIN 48	Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109	Jul-06	Jan-07

2	Implemented	Taxes	FIN 48-1	Definition of Settlement in FASB Interpretation No. 48	May-07	Jan-07

3	Not Currently Applicable	Derivatives	SFAS 133 Issue B40	Embedded Derivatives: Application of Paragraph 13 (b) to Securitized Interests in Prepayable Financial Assets	Dec-06	Jan-07

3	Not Currently Applicable	Financial Assets	SFAS 156	Accounting for Servicing of Financial Assets	Mar-06	Jan-07

3	Not Currently Applicable	Financial Instruments	SFAS 155	Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140	Feb-06	Jan-07

3	Not Currently Applicable	Derivatives	FIN 39-1	Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts	Apr-07	Jan-07

3	Not Currently Applicable	Derivatives	SFAS 133 Issue G26	Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities that are not Based on a Benchmark Rate	Dec-06	Apr-07

*Impact Key:

1 - No significant impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries expected.

2 - Following the chart, the impacts are separately disclosed as of standard effective dates.

3 - No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries.

Standards Under Assessment

          SFAS 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. The election is made on an instrument-by-instrument basis, and once made is irrevocable. Eligible instruments include written loan commitments, rights and obligations under insurance contracts and warranties that are not financial instruments, and firm commitments that would otherwise not be recognized at inception and that involve only financial instruments. The statement requires that entities report in earnings unrealized gains and losses on items for which the fair value option has been elected, and recognize upfront costs and fees related to those items in earnings as incurred.

          SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with General Accepted Accounting Principles, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement.

Standards Implemented

          SFAS 158 requires an employer that sponsors a defined benefit pension or other post-retirement plans to report the current economic status (i.e., the overfunded or underfunded status) of each such plan in its statement of financial position by measuring plan assets and benefit obligations on the same date as the employer’s assets and liabilities. SFAS 158 became effective for fiscal years ending after December 15, 2006, with an exception for the provision to change the measurement date, which is effective and will be implemented for fiscal years ending after December 15, 2008. Reference is made to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report under the caption “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

          FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement methodology for tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, and disclosure and transition issues. Only tax positions that are more likely than not to be successful may be recognized. No adjustment to the opening balance of retained earnings was recorded upon CH Energy Group’s adoption of FIN 48 in January 2007. Due to no uncertain tax positions, no interest or penalties have been recorded in the financial statements. If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line “Other liabilities” on the Consolidated Balance Sheet and on the line “Other – net” on the Consolidated Statement of Income. CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group. The statute of limitations for federal tax years 2004 through 2006 are still open for audit. The New York State income tax return is currently open for audit for tax years 2002 through 2006, and tax years 2002 through 2004 are currently under audit.

          FIN 48-1 clarifies the rules regarding settled tax positions. Under the approach prescribed by FIN 48-1, an enterprise must evaluate all of the following conditions when determining effective settlement: whether a tax authority has examined the tax year; whether or not the enterprise intends to appeal or litigate any aspects of the tax position; and, based on a taxing authority’s widely understood policy, whether the enterprise considers it remote that the taxing authority would subsequently examine or reexamine any of the positions once the examination process is completed.

NOTE 4 – ACQUISITIONS AND INVESTMENTS

          Reference is made to Note 4 - “Acquisitions and Investments” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Acquisitions

          During the six months ended June 30, 2007, Griffith acquired fuel distribution companies as follows (in Millions):

3 Month Period Ended	# of Acquired Companies	Purchase Price	Total Intangible Assets(1)	Goodwill(3)	Total Tangible Assets(2)

March 31, 2007	3	$11.4	$9.5	$4.6	$1.9

June 30, 2007	1	$0.2	$0.2	$0.1	—

Total	4	$11.6	$9.7	$4.7	$1.9

(1)	Including goodwill.

(2)	Total tangible assets include $1.3 million in liquid petroleum and spare parts inventory, and $0.6 million in vehicles.

(3)	The amount of purchase price assigned to goodwill is based upon preliminary assessment and may be subject to adjustment.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

          Reference is made to Note 5 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          Intangible assets include separate, identifiable, intangible assets such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.6 million. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Annually in the fourth quarter, Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment and retests between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.

          The components of amortizable intangible assets of CH Energy Group are summarized as follows (in Thousands):

	June 30, 2007		December 31, 2006		June 30, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer Lists	$47,427	$17,051	$42,479	$15,508	$41,315	$14,117

Covenants Not to Compete	1,410	860	1,350	771	1,714	1,081

Total Amortizable Intangibles	$48,837	$17,911	$43,829	$16,279	$43,029	$15,198

          Amortization expense was $1.6 million and $1.4 million for each of the six-month periods ended June 30, 2007, and 2006, respectively. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $3.3 million.

          The carrying amount for goodwill was $57.5 million as of June 30, 2007, $52.8 million as of December 31, 2006, and $52.2 million as of June 30, 2006.

NOTE 6 – SHORT-TERM INVESTMENTS

          CH Energy Group’s short-term investments consist of Auction Rate Securities (“ARS”) and Variable Rate Demand Notes (“VRDN”), which have been classified as current available-for-sale securities pursuant to the provisions of SFAS 115, titled Accounting for Certain Investments in Debt and Equity Securities. ARS and VRDN are debt instruments with a long-term nominal maturity and a mechanism that resets the interest rate at regular intervals. CH Energy Group’s investments include tax-exempt ARS and VRDN with interest rates that are reset anywhere from 7 to 35 days. These investments are available to fund current operations or to provide funding in accordance with CH Energy Group’s strategy to redeploy equity into its subsidiaries. Due to the nature of these securities with regard to their interest rate reset periods, the aggregate carrying value approximates their fair value; as such, it does not impact shareholders’ equity with regard to unrealized gains and losses. The aggregate fair value of these short-term investments was $29 million at June 30, 2007, $42.6 million at December 31, 2006, and $40.2 million at June 30, 2006. Cash flows from the purchases and liquidation of these investments are reported separately as investing activities in CH Energy Group’s Consolidated Statement of Cash Flows.

NOTE 7 – FUEL, MATERIALS AND SUPPLIES

          Fuel, materials, and supplies for CH Energy Group includes the following:

Company	Valuation Method

Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

The following is a summary of CH Energy Group’s and Central Hudson’s fuel, materials and supplies at June 30, 2007, December 31, 2006, and June 30, 2006:

	CH Energy Group

	June 30, 2007	December 31, 2006	June 30, 2006

		(In Thousands)

Natural gas	$16,091	$15,640	$16,231

Petroleum products and propane	3,420	3,680	4,390

Fuel used in electric generation	416	393	642

Materials and supplies	9,028	8,217	7,976

Total	$28,955	$27,930	$29,239

	Central Hudson

	June 30, 2007	December 31, 2006	June 30, 2006

		(In Thousands)

Natural gas	$16,091	$15,640	$16,231

Petroleum products and propane	385	493	478

Fuel used in electric generation	229	233	262

Materials and supplies	6,782	6,438	6,192

Total	$23,487	$22,804	$23,163

NOTE 8 – LONG-TERM DEBT

          Reference is made to Note 8 – “Capitalization – Long-term Debt” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          On March 23, 2007, Central Hudson issued $33 million of 30-year, 5.80% Series F notes. The proceeds were used to redeem at maturity $33 million of 5-year, 5.87% Series D notes, on March 28, 2007.

NOTE 9 – POST-EMPLOYMENT BENEFITS

          The following are the components of Central Hudson’s net periodic benefit costs for its pension and other postretirement benefits (“OPEB”) plans for the quarters and six months ended June 30, 2007, and 2006. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of Financial Staff Position (“FSP”) 106-2, titled Accounting and

Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

	Quarter Ended June 30,
	Pension Benefits		OPEB

	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

Service cost	$1,977	$1,985	$914	$592

Interest cost	5,928	5,577	2,078	1,752

Expected return on plan assets	(6,999)	(6,709)	(1,584)	(1,560)

Amortization of:
Prior service cost	494	542	(314)	(314)
Transitional obligation (asset)	—	—	641	642

Recognized actuarial loss	3,344	3,240	1,259	305

Net periodic benefit cost	$4,744	$4,635	$2,994	$1,417

	Six Months Ended June 30,
	Pension Benefits		OPEB

	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

Service cost	$3,954	$3,970	$1,828	$1,662

Interest cost	11,856	11,153	4,155	4,010

Expected return on plan assets	(13,999)	(13,418)	(3,168)	(2,993)

Amortization of:
Prior service cost	988	1,084	(628)	(628)
Transitional obligation (asset)	—	—	1,283	1,283

Recognized actuarial loss	6,689	6,481	2,518	2,153

Net periodic benefit cost	$9,488	$9,270	$5,988	$5,487

          Decisions to fund Central Hudson’s pension plan (the “Retirement Plan”) are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations. Central Hudson is currently reviewing the provisions of the Pension Protection Act of 2006 to determine funding requirements for the near-term and future periods.

          Employer contributions for OPEB totaled $3.5 million and $2.4 million during the six months ended June 30, 2007, and 2006, respectively. The total contribution for the 2006 plan year was $4.9 million including a $1.7 million contribution funded in April of 2007. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, and corporate resources. If these factors remain stable, annual funding for the 2007 plan year is expected to approximate the 2006 amount.

          For additional information related to pensions and OPEB, please see Note 9 – “Post-Employment Benefits” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

NOTE 10 – EQUITY-BASED COMPENSATION INCENTIVE PLANS

          Reference is made to Note 10 – “Equity-Based Compensation Incentive Plans” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, to the description of CH Energy Group’s Long-Term Performance-Based Incentive Plan (the “2000 Plan”), and to the description of CH Energy Group’s Long-Term Equity Incentive Plan (the “2006 Plan”) described therein.

          A summary of the status of performance shares granted to executives under the 2000 Plan and 2006 Plan as of June 30, 2007 is as follows:

Plan	Grant Date	Performance Shares Granted	Performance Shares Outstanding at 6/30/07

2000 Plan	March 24, 2005	23,000	20,900

2006 Plan	April 25, 2006	20,710	18,990

2006 Plan	January 25, 2007	20,920	20,480

          The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award. Due to the retirement of one of CH Energy Group’s executive officers on January 1, 2007, a pro-rated number of shares under the 2005 and 2006 grants were paid out in April 2007. Additionally, outstanding performance shares for all grants were reduced in the second quarter of 2007 for forfeitures.

	Quarter Ended June 30,		Six Months Ended June 30,

Description	2007	2006	2007	2006

Performance shares – compensation expense	$70,000	$276,000	$357,000	$419,000

Stock options –

Compensation expense	Not material	Not material	Not material	Not material

Balance accrued on outstanding options	$121,000	$207,000	$121,000	$207,000

Intrinsic value of outstanding options	Not material	Not material	Not material	Not material

          A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan as of June 30, 2007, is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding at 12/31/06	45,260	$45.87	4.82
Granted	—	—	—
Exercised	(4,780)	$44.23
Expired/Forfeited	(180)	$48.62

Outstanding at 6/30/07	40,300	$46.05	4.41

Total Shares Outstanding	15,762,000
Potential Dilution	0.3%

          A total of 4,780 non-qualified stock options with exercise prices of $44.06 and $48.62 were exercised during the six months ended June 30, 2007. Total intrinsic value of options exercised was not material.

          The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2007, by exercise price:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable	Number of Options Remaining to Vest

$31.94	320	2.50	320	—
$44.06	21,560	3.50	21,560	—
$48.62	18,420	5.50	16,440	1,980

	40,300	4.41	38,320	1,980

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

          Reference is made to Note 11 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, to the caption “Electric Purchase Commitments.”

          On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005 to and including December 31, 2007. On March 6, 2007, Central Hudson entered into new agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010. On an annual basis, the electricity purchased through the

Entergy contracts represents close to 19% of Central Hudson’s full-service customer load requirements, or 832,250 MWh.

Contingencies

          CH Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 11 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report and to which reference is made.

City of Poughkeepsie

          On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York resulting in several deaths and damage to nearby residences. Eight separate lawsuits arising out of this incident have been commenced against Central Hudson and other defendants. The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of natural gas. The suits seek an aggregate of $528 million in compensatory damages. Central Hudson has notified its insurance carrier, has denied liability, and is defending the lawsuits. Based on information known to Central Hudson at this time, including information from ongoing discovery proceedings in the lawsuits, Central Hudson believes that the likelihood it will have a liability in these lawsuits is remote.

Environmental Matters

Central Hudson:

          Air

          In October 1999, Central Hudson was informed by the New York State Attorney General (“Attorney General”) that the Danskammer Point Steam Electric Generating Station (“Danskammer Plant”) was included in an investigation by the Attorney General’s Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules. Specifically, the Attorney General alleged that Central Hudson “may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits.” In March 2000, the Environmental Protection Agency (“EPA”) assumed responsibility for the investigation. Central Hudson has completed its production of documents requested by the Attorney General, the New York State Department of Environmental Conservation (“DEC”), and the EPA, and believes any permits required for these projects were obtained in a timely manner. Notwithstanding Central Hudson’s sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability depending on the type of remedy, if any, imposed in connection with this matter. Central Hudson presently has insufficient information with which to predict the outcome of this matter.

          Former Manufactured Gas Plant Facilities

          Like most late 19th and early 20th century utilities in the northeastern United States, Central Hudson and its predecessors owned and operated manufactured gas plants (“MGPs”) to serve their customers’ heating and lighting needs. MGPs manufactured gas from coal and oil. This process produced certain by-products that may pose risks to human health and the environment.

          The DEC, which regulates the timing and extent of remediation of MGP sites, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at eight sites in Central Hudson’s franchise territory. The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement. The DEC has placed five of these sites on the New York State Environmental Site Remediation Database. A number of the eight sites are now owned by third parties and have been redeveloped for other uses.

          Central Hudson spent approximately $3.4 million during the six months ended June 30, 2007, related to site remediation. In addition, Central Hudson has developed estimates of the potential remediation costs for four of the eight identified MGP sites indicating that the total costs could exceed $125 million over the next 30 years. These estimates were based on DEC-approved remediation plans for two sites, and conceptual plans for the other two sites. The cost estimates involve assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and are based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. These cost estimates also assume that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC approval.

          Prior to 2007, Central Hudson recorded a $19.5 million estimated liability regarding two of the four sites for which it has estimated future costs. This amount represented the low end of the range of cost estimates for these two sites since no amount within the range was considered to be most likely. As of June 30, 2007, $15.6 million of this estimated liability has not been spent; $1.0 million of this estimated liability is expected to be spent in the remainder of 2007.

          Nothing has been accrued in connection with the other two sites for which Central Hudson has estimated future costs because, absent DEC-approved remediation plans, management cannot estimate what cost, if any, will be incurred. The portion of the $125 million referenced above related to these two sites is approximately $88 million.

          With respect to the remaining four of the eight identified MGP sites, Central Hudson now believes that for two of these sites it has no liability. For the first site, records show that Central Hudson did not own or operate the site. Central Hudson has submitted its findings to the DEC and is awaiting the DEC’s response. Testing performed at the second site has not revealed any data to indicate remediation is required. Central Hudson has submitted its findings to the DEC and the DEC has agreed that no further investigation or remedial action is required at that site. For one of the four sites, Central Hudson has reached agreement with the DEC on the scope of remediation work and expects to complete the $0.5 million of remediation during 2007. For the remaining site, Central Hudson estimates that it will be at least 2-3 years before sufficient data has been obtained to estimate the potential remediation costs.

          Central Hudson has become aware of information contained in a DEC Internet website indicating that, in addition to the eight sites referenced above, Central Hudson is attributed with responsibility for three additional MGP sites. Central Hudson does not believe that it ever owned one of these three additional sites, and it believes that another of the identified locations was never an MGP site. Central Hudson has provided the DEC with this information about the two sites but it has not yet received a formal response. With respect to the third site, Central Hudson has provided the DEC with information that it believes demonstrates Central Hudson has no responsibility for the site, and Central Hudson is awaiting the DEC’s response.

          Future remediation activities and costs may vary significantly from the assumptions used in Central Hudson’s current cost estimates, and these costs could have a material adverse effect (the extent of which cannot be reasonably determined) on the financial condition, results of operations and cash flows of CH Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through insurance and/or customers via collection in rates.

          Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities. Certain of these insurers have denied coverage. Furthermore, Central Hudson is permitted pursuant to the 2006 Order to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.

          Little Britain Road

          In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York. In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order on Consent in which Central Hudson agreed to conduct the PSA. In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time. Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria. Deep groundwater wells were installed in 2005 and 2006 which also show contaminants exceeding DEC criteria. The DEC has responded with a request for a plan to address the situation. It has not been determined if groundwater remediation will be required, or if Central Hudson will be responsible for any such remediation. At this time, Central Hudson does not have sufficient information to estimate potential remediation costs. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this matter.

          Orange County Landfill

          In 2000, the DEC informed Central Hudson that its records indicate that Central Hudson, or a predecessor entity, disposed, or may have disposed of, wastes at the Orange County Landfill (“Orange County Site”) in Goshen, New York.

          Documents submitted by Central Hudson in response to the DEC’s request indicate that at least three shipments of wastes may have been disposed of by Central Hudson at the Orange County Site.

          On January 31, 2007, the New York State Attorney General filed a complaint and simultaneously proposed a settlement on consent in federal court in New York City. The court approved the settlement for Central Hudson and other parties on May 16, 2007. Central Hudson has since paid its share of the settlement cost, which was $123,500.

          Newburgh Consolidated Iron Works

          By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. (“Consolidated Iron”), a Superfund site located in Newburgh, New York. Sampling by the EPA indicated that lead and polychlorinated biphenyls (or “PCBs”) are present at the site, and the EPA subsequently commenced a remedial investigation and feasibility study at the site. No records were found which indicate that the material sold by Central Hudson to Consolidated Iron contained or was a hazardous substance. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

          Asbestos Litigation

          As of June 30, 2007, of the 3,306 asbestos cases brought against Central Hudson, 1,181 remain pending. Of the cases no longer pending against Central Hudson, 1,975 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 150 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial position, results of operations, or cash flows.

CHEC:

          Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith’s Kable Oil Bulk Plant, located in West Virginia. The State of West Virginia has indicated that some additional remediation will be required and Griffith has received an estimate of $300,000 for the environmental remediation. During the six months ended June 30, 2007, $143,000 was spent on site remediation efforts. In addition, Griffith spent $50,000 on remediation efforts in Maryland, Virginia, and Connecticut in 2007. Griffith is to be reimbursed $406,000 from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

          Griffith has a reserve for environmental remediation which is $1.7 million as of June 30, 2007, of which approximately $0.6 million is expected to be spent in the next twelve months.

Other Matters

Central Hudson:

Central Hudson is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively could involve substantial amounts, it is the opinion of management that their ultimate resolution will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial positions, results of operations, or cash flows.

NOTE 12 – SEGMENTS AND RELATED INFORMATION

          Reference is made to Note 12 – “Segments and Related Information” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          CH Energy Group’s reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith. The investments and business development activities of CH Energy Group and the renewable energy and investment activities of CHEC, including its ownership interests in ethanol, wind, and biomass energy projects, are reported under the heading “Other Businesses and Investments.”

          Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, Central Hudson property common to both electric and natural gas segments, and the depreciation of Central Hudson’s common property have been allocated in accordance with practices established for regulatory purposes.

          Central Hudson’s and Griffith’s operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period. Demand for electricity typically peaks during the summer, while demand for natural gas and heating oil typically peaks during the winter.

          CH Energy Group, Inc. Segment Disclosure

(In Thousands, Except Earnings Per Share)	Quarter Ended June 30, 2007

	Central Hudson		Griffith	Other Businesses and Investments		Eliminations		Total

	Electric	Natural Gas

Revenues from external customers	$150,445	$40, 242	$77,792	$2,504		$—		$270,983

Intersegment revenues	3	35	—	—		(38)		—

Total Revenues	150,448	40,277	77,792	2,504		(38)		270,983

Income before income taxes	5,826	1,638	(2,430)	1,448		—		6,482

Net income	3,840	1,180	(1,458)	1,627		—		5,189

Earnings per share – diluted	0.24	0.08	(0.09)	0.10	(1)	—		0.33

Segment assets at June 30, 2007	$932,220	$299,735	$159,347	$78,119		$(733	)(2)	$1,468,688

(1)	The amount of EPS attributable to CHEC’s other business units was $0.04 per share, with the balance of $0.06 per share resulting primarily from interest income.

(2)	Includes minority owner’s interest of $1,369 related to Lyonsdale and elimination of affiliates’ accounts receivable of ($2,102).

CH Energy Group, Inc. Segment Disclosure

(In Thousands, Except Earnings Per Share)	Quarter Ended June 30, 2006

	Central Hudson		Griffith	Other Businesses and Investments		Eliminations	Total

	Electric	Natural Gas

Revenues from external customers	$107,930	$36,458	$68,224	$1,279		$—	$213,891

Intersegment revenues	3	34	—	—		(37)	—

Total Revenues	107,933	36,492	68,224	1,279		(37)	213,891

Income before income taxes	4,821	2,039	(3,407)	2,714		—	6,167

Net income	2,864	1,017	(2,044)	2,231		—	4,068

Earnings per share – diluted	0.18	0.07	(0.13)	0.14	(1)	—	0.26

Segment assets at June 30, 2006	$852,221	$294,961	$146,796	$105,885		$(707) (2)	$1,399,156

(1)	The amount of EPS attributable to CHEC’s other business units was $0.04 per share, with the balance of $0.10 per share resulting primarily from interest income.

(2)	Includes minority owner’s interest of $1,494 related to Lyonsdale and elimination of affiliates’ accounts receivable of ($2,201).

CH Energy Group, Inc. Segment Disclosure

	Six Months Ended June 30, 2007

(In Thousands, Except Earnings Per Share)	Central Hudson		Griffith	Other Businesses and Investments		Eliminations		Total

	Electric	Natural Gas

Revenues from external customers	$302,120	$104,433	$203,782	$4,027		$—		$614,362

Intersegment revenues	6	207	—	—		(213)		—

Total Revenues	302,126	104,640	203,782	4,027		(213)		614,362

Income before income taxes	18,362	10,657	8,277	3,847		—		41,143

Net income	11,493	6,655	4,966	3,773		—		26,887

Earnings per share – diluted	0.73	0.42	0.31	0.24	(1)	—		1.70

Segment assets at June 30, 2007	$932,220	$299,735	$159,347	$78,119		$(733	)(2)	$1,468,688

(1)	The amount of EPS attributable to CHEC’s other business units was $0.10 per share, with the balance of $0.14 per share resulting primarily from interest income.

(2)	Includes minority owner’s interest of $1,369 related to Lyonsdale and elimination of affiliates’ accounts receivable of ($2,102).

CH Energy Group, Inc. Segment Disclosure

	Six Months Ended June 30, 2006

(In Thousands, Except Earnings Per Share)	Central Hudson		Griffith	Other Businesses and Investments		Eliminations		Total

	Electric	Natural Gas

Revenues from external customers	$243,977	$107,267	$178,059	$1,820		$—		$531,123

Intersegment revenues	6	239	—	—		(245)		—

Total Revenues	243,983	107,506	178,059	1,820		(245)		531,123

Income before income taxes	16,221	13,027	3,789	4,189		—		37,226

Net income	9,307	7,385	2,274	3,402		—		22,368

Earnings per share – diluted	0.59	0.47	0.14	0.21	(1)	—		1.41

Segment assets at June 30, 2006	$852,221	$294,961	$146,796	$105,885		$(707	)(2)	$1,399,156

(1)	The amount of EPS attributable to CHEC’s other business units was $0.06 per share, with the balance of $0.15 per share resulting primarily from interest income.

(2)	Includes minority owner’s interest of $1,494 related to Lyonsdale and elimination of affiliates’ accounts receivable of ($2,201).

Central Hudson Gas & Electric Corporation Segment Disclosure

(In Thousands)	Quarter Ended June 30, 2007

	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$150,445	$40,242	$—	$190,687

Intersegment revenues	3	35	(38)	—

Total Revenues	150,448	40,277	(38)	190,687

Income before income taxes	6,010	1,696	—	7,706

Income available for common stock	3,840	1,180	—	5,020

Segment assets at June 30, 2007	$932,220	$299,735	$—	$1,231,955

Central Hudson Gas & Electric Corporation Segment Disclosure

(In Thousands)	Quarter Ended June 30, 2006

	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$107,930	$36,458	$—	$144,388

Intersegment revenues	3	34	(37)	—

Total Revenues	107,933	36,492	(37)	144,388

Income before income taxes	5,000	2,102	—	7,102

Income available for common stock	2,864	1,017	—	3,881

Segment assets at June 30, 2006	$852,221	$294,961	$—	$1,147,182

Central Hudson Gas & Electric Corporation Segment Disclosure

(In Thousands)	Six Months Ended June 30, 2007

	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$302,120	$104,433	$—	$406,553

Intersegment revenues	6	207	(213)	—

Total Revenues	302,126	104,640	(213)	406,553

Income before income taxes	18,668	10,836	—	29,504

Income available for common stock	11,493	6,655	—	18,148

Segment assets at June 30, 2007	$932,220	$299,735	$—	$1,231,955

Central Hudson Gas & Electric Corporation Segment Disclosure

(In Thousands)	Six Months Ended June 30, 2006

	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$243,977	$107,267	$—	$351,244

Intersegment revenues	6	239	(245)	—

Total Revenues	243,983	107,506	(245)	351,244

Income before income taxes	16,493	13,240	—	29,733

Income available for common stock	9,307	7,385	—	16,692

Segment assets at June 30, 2006	$852,221	$294,961	$—	$1,147,182

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Business Overview

          CH Energy Group is a holding company with four business segments:

(1) Central Hudson’s regulated electric utility business;

(2) Central Hudson’s regulated natural gas utility business;

(3) Griffith’s fuel distribution business; and

(4) CHEC’s investments in renewable energy supply, energy efficiency, an energy sector venture capital fund, and other investments of CH Energy Group, consisting primarily of investments in liquid short-term securities and inter-company interest income.

          A breakdown of CH Energy Group’s operating revenues and net income by segment for the quarter and the six months ended June 30, 2007, is below.

          The change in composition of net income for the three months ended June 30, 2007, versus six months ended June 30, 2007 is due to the seasonal nature of Central Hudson’s natural gas business and Griffith’s fuel distribution business. The highest concentration of net income for these two businesses is during the heating season months of January through March and November through December.

Central Hudson

          Central Hudson delivers electricity and natural gas to approximately 372,000 customers in a defined service territory in the Mid-Hudson Valley region of New York State. Consistently ranking among the lowest cost electric utilities in New York State, Central Hudson’s earnings are derived primarily from customer delivery charges. In addition to delivering electricity and natural gas, Central Hudson procures supplies of electricity and natural gas for a majority of its customers. With authorization from the PSC, Central Hudson recovers these supply costs from customers without deriving profits from these activities.

          Central Hudson’s rates are regulated by the PSC, which is responsible for setting rates at a level that will recover the cost to provide safe and reliable service and provide a fair and reasonable return on the capital invested by shareholders.

          In addition to providing safe and reliable service, management’s attention is focused on managing costs and customer rate stabilization, and thus maintaining above average levels of customer satisfaction. This approach promotes high customer satisfaction and positive regulatory relations, which should translate into opportunities for shareholders.

Griffith

          Griffith serves more than 100,000 customers in a market area comprised primarily of parts of Connecticut, Delaware, Washington, D.C., Maryland, Pennsylvania, Rhode Island, Virginia, and West Virginia. Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment. Griffith’s gross profit by petroleum product and service and installations for the six months ended June 30, 2007, is illustrated below.

          During the first six months of 2007, Griffith’s acquisition strategy significantly contributed to earnings. In addition to the nine companies acquired in 2006, Griffith acquired four companies during the six months ended June 30, 2007, which increased the company’s customer base, providing additional sales during the heating season. Griffith’s earnings were also favorably impacted by higher petroleum margins and contributions from acquisitions.

          Griffith’s strong brand and marketing programs, effective cost management practices, strong customer service capabilities, and access to capital for a continuing acquisition program should be competitive advantages in the fuel distribution market and are expected to drive improvements in Griffith’s financial performance over time.

Other Businesses and Investments

          In addition to Griffith, CHEC derives earnings through investments in the competitive energy markets. CHEC’s investment objectives are to increase earnings and cash flow while limiting earnings volatility to a level that management believes is acceptable. CHEC faces strong competition for investment opportunities in the energy industry. The existence of this competition may make it difficult to make investments that offer appropriate risk-adjusted returns or may slow the rate at which such investments can be made. Increasing government support for certain investments (e.g., those related to renewable energy sources) have made such investments more attractive but have also resulted in increased competition for available opportunities.

Overview of Second Quarter and Year-to-Date Results

          CH Energy Group’s earnings during the second quarter of 2007 climbed by nearly 27% as compared to the same quarter of last year. Earnings per share for the second quarter of 2007 totaled $0.33 per share, versus $0.26 per share during the second quarter of 2006. Year-to-date earnings stand at $1.71 per share, in comparison to $1.42 per share for the first half of 2006 – reflecting a 20% improvement. As a result of the strong performance, CH Energy Group reiterates its 2007 guidance of earnings per share totaling between $2.55 to $2.80 per share for all business units.

          The improved second-quarter results were primarily driven by colder weather in the late winter and early spring. Continued growth in Central Hudson’s customer base and control of operating expenses also contributed to a solid quarter.

          The following summarizes quarterly results by business unit:

Central Hudson

          In addition to cold, late-winter weather that increased energy usage, sales growth and improved cost recovery resulting from higher delivery rates helped to raise earnings at Central Hudson. The utility earned $0.32 per share during the second quarter, as compared to the $0.25 per share posted during the same period of the prior year, an increase of 28%. Thus far this year, Central Hudson has not experienced additional conservation that affected sales in 2006, and continues to see modest growth in the number of customers it serves.

          It is projected that Central Hudson will contribute between $1.90 and $2.00 per share to annual earnings. Earnings year-to-date total $1.15 per share.

Griffith

          Improved net margins and weather helped to enhance Griffith’s quarter-over-quarter performance. Griffith posted a loss of $0.09 per share for the quarter, an expected outcome given the seasonal nature of the industry – but improved results from the $0.13 per share loss incurred during the second quarter of 2006.

          CH Energy Group has expended nearly $12 million in four promising acquisitions so far in 2007, and believes that there are additional opportunities still available to acquire the type of firms that meet its performance and profitability standards. Griffith now serves more than 100,000 customers, a 17% increase over the same period of last year.

          Griffith’s year-to-date earnings total $0.31 per share. CH Energy Group projects 2007 earnings from the subsidiary to total between $0.25 and $0.30 per share.

Other Businesses and Investments

          Quarterly earnings per share for other businesses and investments, including CH Energy Group’s renewable energy portfolio, totaled $0.10 per share during the quarter, down from $0.14 per share during the second quarter of last year, which included a $0.03 per share gain from the sale of property. Earnings for the first six months of 2007 from these investments totaled $0.25 per share, $0.03 per share (or 14%) above the same period of 2006.

          Annual earnings for CH Energy Group’s other businesses are projected to total between $0.40 and $0.50 per share for 2007.

PSC PROCEEDINGS

Non-Utility Land Sales

          For further information regarding non-utility land sales, see Note 2 – “Regulatory Matters.”

Other PSC Proceedings and Administration Initiatives

          On April 19, 2007, the PSC issued an Order in Case 06-M-1017 – Proceeding on Motion of the Commission as to Polices, Practices and Procedures for Utility Commodity Supply Service to Residential and Small Commercial Customers. The Order provided guidance on commodity supply and hedging practices and directed Central Hudson and other New York State (“NYS”) utilities, through a collaborative or administrative process, to develop standards and goals for measuring and constraining the supply price volatility on certain classes of customers. Utilities will be required to report to the PSC Staff annually on their strategies, aggregate supply portfolio, and the extent to which goals for measuring and constraining energy price volatility have been met. This case continues with a second phase to address long-term contracting, supply resource planning, and other public policy issues.

          On April 19, 2007, Governor Eliot Spitzer delivered a speech announcing a comprehensive energy strategy for NYS, consisting of demand side and supply side components to reduce energy costs and achieve economic and environmental benefits. The strategy includes goals of reducing electricity demands 15% by 2015 through new energy efficiency programs, new appliance efficiency standards, and energy building codes. The plan also proposes a new power plant siting law, and continued support for renewable energy resources, as well as other proposed energy policies.

          On April 20, 2007, the PSC issued an Order in Cases 03-E-0640 and 06-G-0746 – Proceeding on Motion of the Commission to Investigate Potential Electric and Gas Delivery Rate Disincentives Against the Promotion of Energy Efficiency, Renewable Technologies and Distributed Generation. The Order directed Central Hudson and other NYS utilities to develop proposals for delivery service revenue decoupling mechanisms for consideration in a next rate case filing. As a result of this Order, Central Hudson will be required to propose mechanisms to true–up forecast and actual delivery service revenues in its next rate case filing.

          On April 23, 2007, the PSC issued an Order in Case 07-E-0136 – Central Hudson Gas & Electric Corporation – Petition for Approval of the Transfer of the Groveville Mills Hydroelectric Facility (Groveville) to Lower Saranac Corporation Pursuant to Public Service Law Section 70. This Order approved the transfer of the Company’s ownership interests in its 900 kW hydroelectric facility located in Beacon, New York, to Lower Saranac Corporation. The Order also provides that the net-of-tax proceeds, estimated at less than $300,000, be deferred for the benefit of customers. On May 22, 2007, Central Hudson filed with the Commission, a Petition for Reconsideration and Rehearing requesting that the Commission review its determination that the net-of-tax proceeds from the sale of Groveville be allocated to customers rather than shareholders. At the July 18, 2007 Commission session, the Commission denied the company’s request for rehearing.

          On April 24, 2007, the PSC issued an Order in Case 07-M-0458 – Proceeding on Motion of the Commission to Review Policies and Practices Intended to Foster the Development of Competitive Retail Energy Markets. This Order encouraged interested parties to examine and submit comments on existing programs and practices of NYS utilities that promote retail market development focusing on whether programs are still necessary; if market participants are improperly subsidized; if risks and expenses are properly allocated among ratepayers, utilities and market participants; and, also, the need to continue programs or practices to prevent the re-building of barriers to entry in the competitive markets. The Order also calls for the review and evaluation of utility specific programs, practices and policies in ongoing and future electric and gas rate proceedings.

          CH Energy Group and Central Hudson are continuing to review the above released Orders and policies. Neither CH Energy Group nor Central Hudson can predict the final outcome of the above PSC proceedings or the administration’s new energy policies at this time.

CAPITAL RESOURCES AND LIQUIDITY

          The growth of CH Energy Group’s retained earnings in the six months ended June 30, 2007, contributed to the increase in the book value per share of its Common Stock from $32.54 at December 31, 2006, to $33.22 at June 30, 2007. Book value per share at June 30, 2006, was $32.31 and the common equity ratio was 56.1%. Common equity comprised 55.4% of total capital (including short-term debt) at June 30, 2007, a decrease from 55.9% at December 31, 2006.

          Both CH Energy Group’s and Central Hudson’s liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows, and as discussed below.

          The principal factors affecting CH Energy Group’s liquidity are the net cash flows resulting from the operations of its subsidiaries, subsidiary capital expenditures and investments, the external financing of its subsidiaries, and the dividends CH Energy Group pays to its shareholders.

          Central Hudson’s cash flows from operating activities reflect principally its energy deliveries and costs of operations. Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson, such as weather and economic conditions, including the price of energy and changes in customer behavior. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity and natural gas may affect the timing of cash flows but not overall net income, as these costs are fully recoverable through Central Hudson’s electric and natural gas cost adjustment mechanisms.

          Central Hudson’s cash flows are also affected by capital expenditures, permanent financing for its growing asset base, fluctuations in working capital primarily caused by weather and energy prices, and other regulatory deferral mechanisms whereby cash may be expended in one period and recovered from customers in a subsequent period(s).

CH Energy Group – Cash Flow Summary

          Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities for the six months ended June 30, 2007, and 2006, are summarized in the following chart:

CH Energy Group	Six Months Ended June 2007	Six Months Ended June 2006	Variance 2007 vs. 2006

	(In Millions)
Net Cash Provided By (Used In):

Operating Activities	$33.7	$45.2	$(11.5)

Investing Activities	(34.4)	(44.0)	9.6

Financing Activities	(1.4)	(13.6)	12.2

Net change for the period	(2.1)	(12.4)	10.3

Balance at beginning of period	24.1	49.4	(25.3)

Balance at end of period	$22.0	$37.0	$(15.0)

          CH Energy Group’s net cash flows provided by operating activities of $33.7 million were $11.5 million lower than the first six months of 2006 due primarily to an increase in accounts receivable resulting from the arrival of colder temperatures later in the winter season, more cooling degree-days in 2007, higher weather-adjusted per customer usage, continued customer growth, and higher wholesale costs for purchased electricity, as compared to the same period last year.

          Net cash flows used in investing activities of $34.4 million for the six months ended June 30, 2007, were lower than the first six months of 2006 due to higher net proceeds from the sale of CH Energy Group’s short-term investments in 2007. These net proceeds were used by CH Energy Group to pay dividends in the second quarter of 2007, but not in the second quarter of 2006.

          Net cash flows used in financing activities of $1.4 million for the six months ended June 30, 2007, were lower than the same period in 2006. The increase in cash resulted primarily from an increase in Central Hudson’s net borrowings of short-term debt in the first half of 2007.

Central Hudson – Cash Flow Summary

          Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities for the six months ended June 30, 2007, and 2006, are summarized in the following chart:

Central Hudson	Six Months Ended June 2007	Six Months Ended June 2006	Variance 2007 vs. 2006

	(In Millions)
Net Cash Provided By (Used In):

Operating Activities	$21.7	$33.4	$(11.7)

Investing Activities	(36.8)	(30.4)	(6.4)

Financing Activities	15.2	(5.5)	20.7

Net change for the period	0.1	(2.5)	2.6

Balance at beginning of period	1.7	4.2	(2.5)

Balance at end of period	$1.8	$1.7	$0.1

          Central Hudson’s net cash flows provided by operating activities of $21.7 million for the six months ended June 30, 2007, reflect the cash flow drivers highlighted in the discussion of CH Energy Group’s net operating cash flows.

          Central Hudson’s cash flows used in investing activities of $36.8 million in the six months ended June 30, 2007, were higher than the same period last year as a result of increased investments in plant and equipment and construction and removal expenditures in 2007.

          Net cash flows provided by financing activities were higher in the first six months of 2007 as compared to the same period last year due to higher net borrowings of short-term debt in the first half of 2007, and dividends paid by Central Hudson to CH Energy Group in the second quarter of 2006, but not the second quarter of 2007.

Contractual Obligations

          A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 11 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K

Annual Report and Note 11 – “Commitments and Contingencies” of the Quarterly Report on Form 10-Q under the caption “Electric Purchase Commitments.”

          Central Hudson employer contributions for OPEB totaled $3.5 million during the six months ended June 30, 2007. Of the $3.5 million, $1.7 million was contributed for the 2006 plan year and $1.8 million was contributed for the 2007 plan year. The total contribution for the 2006 plan year was $4.9 million, including the $1.7 million contribution funded in April of 2007. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, and medical claims assumptions used. If these factors remain stable, annual funding for the 2007 plan year is expected to approximate the 2006 amount.

Financing Program

          At June 30, 2007, CH Energy Group, on a consolidated basis, had $29 million of short-term debt outstanding, cash and cash equivalents of $22 million, and short-term investments of $29 million.

          CH Energy Group, the holding company, has a $75 million revolving credit agreement with several commercial banks, which as of June 30, 2007, had no outstanding balance.

          As of June 30, 2007, Central Hudson had short-term debt outstanding of $29 million, and cash and cash equivalents of $1.8 million. The short-term debt outstanding is from the use of uncommitted credit lines. Central Hudson has a $125 million revolving credit agreement with a group of commercial banks, which as of June 30, 2007, had no outstanding balance. Central Hudson also has uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing.

          On March 23, 2007, Central Hudson issued $33 million of 30-year 5.80% Series F notes. The proceeds were used to redeem maturing debt of $33 million, 5-year 5.87% Series D notes, on March 28, 2007. Central Hudson expects to issue approximately $30 million of additional notes during the remainder of 2007 to finance ongoing investments in capital improvements.

          Central Hudson’s current senior unsecured debt ratings/outlook is A2/stable by Moody’s Investors Service and A/stable by both Standard and Poor’s Corporation and Fitch Ratings.

          CH Energy Group and Central Hudson believe they will be able to meet their reasonably likely short-term and long-term cash requirements, assuming that Central Hudson’s current and future rate plans reflect the costs of service, including a reasonable return on invested capital.

          CHEC has a $15.0 million line of credit with a commercial bank, which as of June 30, 2007, had no outstanding balance.

          For additional information related to CH Energy Group’s and Central Hudson’s financing program, please see Note 6 – “Short-term Borrowing Arrangements”, Note 7 – “Capitalization – Common and Preferred Stock”, and Note 8 – “Capitalization – Long-Term Debt” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

EARNINGS PER SHARE

CH Energy Group Consolidated

Earnings per Share (Basic)	Three Months Ended June 30,

	2007	2006	Change

Central Hudson – Electric	$0.24	$0.18	$0.06
Central Hudson – Natural Gas	0.08	0.07	0.01
Griffith	(0.09)	(0.13)	0.04
Other Businesses and Investments	0.10	0.14	(0.04)

	$0.33	$0.26	$0.07

	Six Months Ended June 30,

	2007	2006	Change

Central Hudson – Electric	$0.73	$0.59	$0.14
Central Hudson – Natural Gas	0.42	0.47	(0.05)
Griffith	0.31	0.14	0.17
Other Businesses and Investments	0.25	0.22	0.03

	$1.71	$1.42	$0.29

          The increase in CH Energy Group’s consolidated earnings in the second quarter of 2007 largely results from increased deliveries of electricity by Central Hudson, including the favorable impact of weather.

          The increase in CH Energy Group’s consolidated earnings in the first six months of 2007 results primarily from the increased sale of petroleum products and services by Griffith and deliveries of electricity by Central Hudson, both impacted by favorable weather conditions. The increase in earnings for Griffith also reflects the favorable impact of recent acquisitions.

Central Hudson

Earnings per share (Basic)	Three Months Ended June 30,

	2007	2006	Change

Electric	$0.24	$0.18	$0.06
Natural Gas	0.08	0.07	0.01

Total	$0.32	$0.25	$0.07

          Central Hudson’s earnings increased $0.07 per share for the quarter ended June 30, 2007, as compared to the same period in 2006, due to the following

Rate Increases	$0.11
Weather Impact on Sales	0.07
Higher Weather-Normalized Sales Growth	0.05
Line Clearance Expense	(0.03)
Interest Expense and Carrying Charges	(0.03)
Regulatory Mechanisms:
Revenues recorded in 2006 per prior Settlement Agreement	(0.09)
Shared earnings recorded in 2007	(0.01)

$0.07

Earnings per share (Basic)	Six Months Ended June 30,

	2007	2006	Change

Electric	$0.73	$0.59	$0.14)
Natural Gas	0.42	0.47	(0.05)

Total	$1.15	$1.06	$0.09

          Central Hudson’s earnings year-to-date increased $0.09 per share in 2007 compared to the same period in 2006, due to the following:

Rate Increases	$0.13
Higher Weather-Normalized Sales Growth	0.11
Weather Impact on Sales	0.06
Lower Storm Restoration Expense in 2007	0.10
Line Clearance Expense	(0.05)
Interest Expense and Carrying Charges	(0.07)
Regulatory Mechanisms:
Revenues recorded in 2006 per prior Settlement Agreement	(0.14)
Reversal of shared earnings in 2006	(0.08)
Shared earnings recorded in 2007	(0.05)
Other	0.08

$0.09

          During the second quarter and first six months of 2007, Central Hudson recorded higher earnings resulting from the 2006 Order, which provides greater revenue support for the cost of providing service to customers and recovery of previously deferred costs. Earnings in the second quarter of 2007 and for the six months ended June were also improved by higher weather-normalized sales usage. Absent the favorable impact of weather, earnings in the second quarter would have been flat compared to last year, despite the challenge of replacing the 2006 earnings that were provided by a regulatory mechanism that is no longer effective. Lower storm restoration expenses as compared to last year also favorably affected year-to-date earnings. Regulatory mechanisms related to shared earnings and the recording of revenues in 2006 to restore earnings towards the allowed rate of return lowered earnings compared to last year during both the second quarter and first six months of 2007. The latter mechanism was in accordance with the terms of the then-applicable rate plan and is no longer available under the provisions of the 2006 Order.

Griffith

Earnings per Share (Basic)	Three Months Ended June 30,

	2007	2006	Change

	$(0.09)	$(0.13)	$0.04

          Griffith’s earnings increased $0.04 per share in 2007 compared to 2006, due to the following:

Acquisitions(1)	$(0.01)
Margin on Petroleum Sales and Services	0.06
Weather Impact on Sales	0.02
Operating Expenses	(0.03)

$0.04

Earnings per Share (Basic)	Six Months Ended June 30,

	2007	2006	Change

	$0.31	$0.14	$0.17

          Griffith’s earnings increased $0.17 per share in 2007 compared to 2006, due to the following:

Acquisitions(1)	$0.06
Margin on Petroleum Sales and Services	0.17
Weather Impact on Sales	0.03
Operating Expenses	(0.08)
Other	(0.01)

$0.17

(1) For the purposes of the above charts, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

          The increase in earnings for the quarter and year-to-date resulted primarily from higher margins and the favorable impact of weather conditions on sales. The higher margins were partially offset by higher operating expenses resulting from increased sales volumes. Year-to-date earnings also improved due to acquisitions made since mid-2006.

Other Businesses and Investments

Earnings per Share (Basic)	Three Months Ended June 30,

	2007	2006	Change

	$0.10	$0.14	$(0.04)

          Earnings from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests decreased $0.04 per share in the three months ended June 30, 2007, as compared to 2006, due to the following:

Gain on Sale of Non-Strategic Property in 2006	$(0.03)
Cornhusker Energy Lexington Investment	(0.02)
Lyonsdale Investment	0.02
Other	(0.01)

$(0.04)

Earnings per Share (Basic)	Six Months Ended June 30,

	2007	2006	Change

	$0.25	$0.22	$0.03

          Earnings from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests increased $0.03 per share in the six months ended June 30, 2007, as compared to 2006, due to the following:

Tax Adjustment in 2007	$0.02
Gain on Sale of Non-Strategic Property in 2006	(0.03)
Cornhusker Energy Lexington Investment	0.01
CH-Community Wind Energy Investment	0.01
Lyonsdale Investment	0.02

$0.03

          Earnings for the six months ended June 30, 2007 increased $0.03 per share due primarily to the contribution of CHEC’s interests in renewable energy investments. The 2007 tax adjustment resulted primarily from the NYS income tax audits for 2002 through 2004.

RESULTS OF OPERATIONS

          The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and six months ended June 30,

2007, and the three and six months ended June 30, 2006, for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the other businesses.

OPERATING REVENUES

          Details of CH Energy Group’s consolidated operating revenue changes are presented in the following charts and related discussions.

Central Hudson

          Central Hudson’s revenues consist of two major categories: those which offset specific expenses in the current period (matching revenues), and those that impact earnings. Matching revenues recover Central Hudson’s actual costs for particular expenses. Any difference between these revenues and the actual expenses incurred is deferred for future recovery from or refund to customers and therefore does not impact earnings.

Increase (Decrease) from 2006 — $46 million increase (In Thousands) Three Months Ended June 30, 2007

	Central Hudson

	Electric	Natural Gas	Total

Revenues with Matching Offsets: (a)

Energy cost adjustment	$31,993	$6,185	$38,178

Sales to other utilities	756	(4,504)	(3,748)

Pension, OPEB and other revenues	7,202	2,089	9,291

Subtotal	39,951	3,770	43,721

Revenues Impacting Earnings:
Customer sales (b)	4,759	1,758	6,517

Other regulatory mechanisms	(2,188)	(361)	(2,549)

Sales to other utilities	—	(795)	(795)

Weather-hedging contracts	(67)	—	(67)

Other revenues	60	(588)	(528)

Subtotal	2,564	14	2,578

Total	$42,515	$3,784	$46,299

Increase (Decrease) from 2006 — $55 million increase (In Thousands) Six Months Ended June 30, 2007

	Central Hudson

	Electric	Natural Gas	Total

Revenues with Matching Offsets: (a)

Energy cost adjustment	$40,224	($2,052)	$38,172

Sales to other utilities	(93)	(4,994)	(5,087)

Pension, OPEB and other revenues	15,128	4,724	19,852

Subtotal	55,259	(2,322)	52,937

Revenues Impacting Earnings:
Customer sales (b)	9,011	1,950	10,961

Other regulatory mechanisms	(5,887)	(612)	(6,499)

Sales to other utilities	—	(881)	(881)

Weather-hedging contracts	(148)	(150)	(298)

Other revenues	(92)	(819)	(911)

Subtotal	2,884	(512)	2,372

Total	$58,143	($2,834)	$55,309

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

(b)	Includes an offsetting recovery of amounts related to back-out credits for retail access customers.

          Electric revenues increased for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 due to higher revenues with matching expense offsets. The increase reflects an increase in energy cost adjustment revenues due to higher wholesale costs and higher delivery volumes, as well as an increase in revenues for pension and OPEB costs resulting from the 2006 Order, which offset related costs and do not impact earnings.

          Natural gas revenues increased for the three months ended June 30, 2007 largely due to higher revenues with matching offsets. The increase reflects an increase in energy cost adjustment revenues due to higher wholesale costs and higher delivery volumes as well as an increase in revenues for pension and OPEB costs resulting from the 2006 Order. These increases were partially offset by a decrease in sales to other utilities.

          Natural gas revenues decreased for the six months ended June 30, 2007, largely due to lower revenues with matching offsets. The decrease reflects a decrease in energy cost adjustment revenues due to lower wholesale costs partially offset by higher delivery volumes as well as a decrease in sales to other utilities. These decreases were partially offset by an increase in revenues for pension and OPEB costs resulting from the 2006 Order.

Griffith

Griffith Revenues
Increase (Decrease) from 2006
(In Thousands)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Heating Oil
Base Company[1]	$3,601	$9,376
Acquisitions[2]	4,624	16,274

Total Heating Oil	$8,225	$25,650

Motor Fuels
Base Company	$(2,822)	$(6,248)
Acquisitions	2,277	4,335

Total Motor Fuels	$(545)	$(1,913)

Service Revenues
Base Company	$968	$1,324
Acquisitions	616	1,167

Total Service Revenues	1,584	$2,491

Other
Propane	293	$598
Weather-Hedging Contracts	—	(1,126)
Other	11	23

Total Other	$304	$(505)

Total Revenues	$9,568	$25,723

[1] For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007, and 2006 (i.e., without any impact from acquisitions made by Griffith in 2007 and 2006).

[2] For the purposes of this chart, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

          Revenues, net of the effect of weather hedging contracts, increased in the three and six months ended June 30, 2007 in comparison to the three and six months ended June 30, 2006 due largely to an increase in revenues from petroleum products resulting from an increase in heating oil volumes and revenues from acquisitions made in 2006 and 2007. These increases were partially offset by a decline in revenues from the sale of motor fuels due to a decrease in sales volumes.

DELIVERY AND SALES VOLUMES

          Delivery and sales volumes for both Central Hudson and Griffith vary in response to weather conditions and customer behavior. Electric deliveries typically peak in the summer and deliveries of natural gas and petroleum products used for heating purposes typically peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Central Hudson

          The following chart reflects the change in the level of electric and natural gas deliveries for the quarter and six months ended June 30, 2007, as compared to the same period for 2006. Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson’s earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

	Increase (Decrease) from 2006 Three Months Ended June 30, 2007		Increase (Decrease) from 2006 Six Months Ended June 30, 2007

	Electric	Natural Gas	Electric	Natural Gas

Residential	12%	25%	8%	11%

Commercial	7%	18%	6%	11%

Industrial	(3)%	10%	(4)%	9%

Other(a)	0%	2%	0%	(5)%

Total Deliveries	5%	15%	4%	7%

          (a) Includes interruptible natural gas deliveries.

          In the second quarter of 2007, electric deliveries to residential and commercial customers increased due to colder weather in April and early May, and warmer weather in the latter part of May and in June, an increase in non-weather related usage per customer and modest customer growth. It is too soon to assess whether the increase in per customer weather-adjusted usage is a continuing trend, or a one-time occurrence. Residential electric heating degree-days for the months of April and May increased 15% over last year and residential electric cooling degree-days for the months of May and June increased 32%.

          Natural gas deliveries to residential and commercial customers in the second quarter also increased due to the colder weather in April and early May, more usage per customer and modest customer growth. Residential natural gas heating degree-days increased 19% for these two months as compared to last year.

          Electric deliveries were higher during the six months ended June 30, 2007, for the reasons noted above for the quarter ended June 30, 2007. Residential electric heating degree-days increased 4% as compared to last year and residential cooling degree-days increased 32%.

          Deliveries of natural gas for the six months ended June 30, 2007 also increased due to higher usage per customer, including the effect of colder weather in the early part of the second quarter, and customer growth. Residential natural gas heating degree-days increased 5% in this period as compared to last year.

Griffith

          Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Sales Volumes
Increase (Decrease) in Gallons from 2006

          Griffith’s volumes increased by 12% and 13% in the second quarter and six months of 2007 compared to 2006 respectively. As shown below, the increase was driven by heating oil, the majority of which resulted from Griffith’s acquisition strategy.

          Sales of petroleum products increased 12% in the second quarter of 2007 compared to the second quarter of 2006. This was primarily a result of an increase in sales of heating oil, largely attributable to acquisitions made in 2007 and colder weather in 2007 as compared to 2006, partially offset by a decrease in motor fuel sales. Sales of propane increased due primarily to colder weather in 2007 as compared to 2006. There was a 14% increase in heating degree-days in 2007 as compared to 2006. Degree-day variation is adjusted for the delay between the time actual weather occurs and the time of product delivery.

1 For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007, and 2006 (i.e., without any impact from acquisitions made by Griffith in 2007 and 2006).

2 For the purposes of this chart, “Acquisition” represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

          Sales of petroleum products increased 13% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was primarily a result of an increase in sales of heating oil, largely attributable to acquisitions made in 2007 and colder weather in 2007 as compared to 2006, partially offset by a decrease in motor fuel sales. Sales of propane increased due primarily to colder weather in 2007 as compared to 2006. There was a 12% increase in heating degree-days in 2007 as compared to 2006. Degree-day variation is adjusted for the delay between the time actual weather occurs and the time of product delivery.

1 For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007, and 2006 (i.e., without any impact from acquisitions made by Griffith in 2007 and 2006).

2 For the purposes of this chart, “Acquisition” represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

OPERATING EXPENSES

Central Hudson

          The most significant elements of Central Hudson’s operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson’s energy cost adjustment mechanisms. Additionally, there are other costs that are matched to revenues largely from customer billings, notably the cost of pensions and OPEBs.

          Total utility operating expenses for the three months ended June 30, 2007, increased $44.7 million, or 33.3%, from $134.2 million in 2006 to $178.9 in 2007. For the six months ended June 30, 2007, total utility operating expenses increased $53.5 million, or 17.0%, from $315.2 million in 2006 to $368.7 million in 2007. The following summarizes the change in operating expenses.

(Change In Thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Expenses Currently Matched to Revenues (1):
Purchased electricity	$32,826	$40,203
Purchased natural gas	2,596	(5,795)
Pensions	6,134	13,749
OPEBs	2,024	4,455
Stray voltage testing program	550	1,100
Other matched expenses	350	980

Subtotal	$44,480	$54,692

Other Expense Variations:
Tree trimming	647	1,289
(Decrease) Increase in other expenses	(410)	78
Lower storm restoration expenses in 2007	(14)	(2,577)

Subtotal	$223	$(1,210)

Total Increase in Operating Expenses	$44,703	$53,482

(1) Includes expenses that, in accordance with the 2006 Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.

          In addition to the required adjustment to match revenues collected from customers, the increase in purchased electricity expense for the quarter and year-to-

date reflects higher wholesale costs and increased delivery volumes resulting from an increase in usage and customer growth. The increase in natural gas costs for the quarter also reflects higher wholesale costs and increased delivery volumes due to an increase in usage and customer growth. Natural gas costs, year-to-date, decreased largely due to lower wholesale costs. The increase in other revenue-matched expenses, primarily pensions and OPEBs, is due to an increase in the level of expense recorded due to a corresponding increase in revenues resulting from the 2006 Order.

          The increase in tree trimming expenses reflects Central Hudson’s continuing efforts to improve system reliability. These costs are included in the higher revenues resulting from the 2006 Order. The lower storm restoration costs year-to-date resulted from fewer and less severe storms in 2007 as compared to the same period in 2006.

Griffith

          For the three months ended June 30, 2007, operating expenses increased $8.2 million, or 11.5%, from $71.1 million in 2006 to $79.3 million in 2007. The cost of petroleum products increased $5.3 million, or 9.6%, due to an increase in sales volume primarily due to the impact of acquisitions and colder weather in 2007 as compared to 2006. Other operating expenses increased $2.9 million in 2007 due primarily to an increase in expenses associated with increased sales volumes noted above.

          For the six months ended June 30, 2007, operating expenses increased $20.8 million, or 12.0%, from $173.0 million in 2006 to $193.8 million in 2007. The cost of petroleum products increased $15.0 million, or 10.7%, due to an increase in sales volume primarily due to the impact of acquisitions and colder weather in 2007 as compared to 2006. Other operating expenses increased $5.8 million in 2007 due primarily to an increase in expenses associated with increased sales volumes noted above.

REVENUES AND OPERATING EXPENSES

Other Businesses and Investments

          On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale from Catalyst Renewables Corporation. The operating results of Lyonsdale have been consolidated in the Financial Statements of CH Energy Group since the date of purchase. Results for the quarter ended June 30, 2007, reflect operating revenues of $2.5 million, total operating expenses of $2.6 million, and favorable tax benefits of $0.5 million, including production tax credits of $0.4 million. Results for the six months ended June 30, 2007, reflect operating revenues of $4.0 million, total operating expenses of $4.4 million, and favorable tax benefits of $0.9 million, including production tax credits of $0.6 million.

OTHER INCOME AND DEDUCTIONS

Central Hudson

          Other income and deductions for Central Hudson decreased $0.6 million in the three months ended June 30, 2007, as compared to the same period in 2006, due to a decrease in pension-related regulatory carrying charges due from customers. The decrease resulted from reserve balances upon which these carrying charges are calculated. These balances were significantly reduced due to the recovery, in accordance with the 2006 Order, of accumulated pension costs that were in excess of the revenues earned for those costs.

          Other income and deductions for the six months ended June 30, 2007, decreased $1.2 million also due to the reasons noted above for the quarter.

Other Businesses and Investments

          Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $1.8 million for the three months ended June 30, 2007, and $0.6 million for the six months ended June 30, 2007.

          For the three and six months ended June 30, 2007, these decreases are primarily attributable to the sale of non-strategic property in 2006, and decreases in investment income related to the redeployment of capital in CH Energy Group’s subsidiaries and renewable energy investments. Additionally, for the three months ended June 30, 2007, the decreases include lower income from CHEC’s investments in energy efficiency and renewable energy projects.

INTEREST CHARGES

Central Hudson

          Interest charges (which relate solely to Central Hudson) increased $0.4 million in the second quarter of 2007 as compared to 2006 and $0.9 million for the six months ended June 30, 2007. The increases are largely due to an increase in long-term debt resulting from the issuance of $27.0 million of medium-term notes in November 2006.

INCOME TAXES

          Income taxes for CH Energy Group decreased $0.8 million from $2.1 million in the second quarter of 2006 to $1.3 million in the second quarter of 2007. The decrease in income taxes was primarily due to the favorable impact of items related to plant and reserves at Central Hudson, as well as production tax credits at CHEC from its renewable energy portfolio.

          Income taxes for CH Energy Group decreased $0.6 million from $14.9 million in the six months ended June 30, 2006 to $14.3 million in the six months ended June 30,

2007. The decrease in income taxes was primarily due to the favorable impact of items related to plant reserves at Central Hudson and the favorable impact of the tax benefits from the Medicare Part D prescription drug program at Central Hudson. Income taxes also decreased due to the favorable impact of production tax credits at CHEC from its renewable energy portfolio. These favorable items were partially offset by an increase in income taxes due to an increase in pretax earnings.

          Income taxes for Central Hudson decreased $0.6 million from $3.0 million in the second quarter of 2006 to $2.4 million in the second quarter of 2007. The decrease in income taxes was primarily due to the favorable impact of the flow-through items related to plant and reserves.

          Income taxes for Central Hudson decreased $1.7 million from $12.6 million in the six months ended June 30, 2006 to $10.9 million in the six months ended June 30, 2007. The decrease in income taxes was primarily due to the favorable impact of flow-through items related to plant and reserves and the favorable impact of the tax benefits from the Medicare Part D prescription drug program.

COMMON STOCK DIVIDENDS

          Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group’s dividend payments. On March 30, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2007, to shareholders of record as of April 10, 2007. On May 24, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2007, to shareholders of record as of July 10, 2007.

OTHER MATTERS

          Changes in Accounting Standards: See Note 1 – “Summary of Significant Accounting Policies” and Note 3 – “New Accounting Standards and Other FASB Projects” for discussion of relevant changes, which discussion is incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

          Statements included in this Quarterly Report on Form 10-Q and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants’ future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements. Those factors include, but are not limited to: weather; fuel prices; corn and ethanol prices; plant capacity factors; energy supply and demand; interest rates; potential future acquisitions; developments in the legislative, regulatory, and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

          Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk. There has been no material change in either the market risks or the practices employed by CH Energy Group and Central Hudson to mitigate these risks discussed in the Corporations’ 10-K Annual Report. For related discussion on this activity, see, in the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, Note 1 – “Summary of Significant Accounting Policies” under the caption “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under subcaption “Capital Resources and Liquidity.”

ITEM 4 – CONTROLS AND PROCEDURES

          The Chief Executive Officer and Chief Financial Officer of CH Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on that evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporations’ controls and procedures are effective for recording, processing, summarizing, and reporting information required to be disclosed in their reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

          There were no changes to the Corporations’ internal control over financial reporting that occurred during the Corporations’ last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporations’ internal control over financial reporting.

          PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          For information about developments regarding certain legal proceedings, see Item 3 (“Legal Proceedings”) of the Corporations’ 10-K Annual Report, and Note 11 – “Commitments and Contingencies” of that 10-K and Note 11 – “Commitments and Contingencies” of this 10-Q.

Central Hudson:

Former Manufactured Gas Plant Facilities
Little Britain Road
Orange County Landfill
Asbestos Litigation

CHEC:

          Griffith’s remediation efforts at its Kable Oil bulk plant.

ITEM 1A. RISK FACTORS

          For a discussion identifying risk factors that could cause actual results to differ materially from those anticipated, see the discussion under Item 1A – Risk Factors of the Corporations’ 10-K Annual Report, and the following:

Central Hudson’s Rate Plans Limit its Ability to Pass Through Increased Costs to its Customers; If Central Hudson’s Rate Plans Are Modified by State Regulatory Authorities, Central Hudson’s Revenues May Be Lower Than Expected

          As a transmission and distribution company delivering electricity and natural gas within New York State, Central Hudson is regulated by the PSC, which regulates retail rates, terms and conditions of service, various business practices and transactions, financings, and transactions between Central Hudson and CH Energy Group or CH Energy Group’s other subsidiaries.

          The Rate Plans under which Central Hudson operated from November 2001 through June 30, 2006, were superseded by a new Rate Plan (i.e., the 2006 Order) covering the three-year period from July 1, 2006, to June 30, 2009. Rate Plans generally may not be changed during their respective terms, absent unusual circumstances. As a result, the new Rate Plan may not fully reflect all of the future trends in revenues (including but not limited to those related to weather patterns and energy conservation), expenses, construction costs, and other important factors that will determine Central Hudson’s financial performance.

          Moreover, proceedings have recently been established by the PSC to review policies promoting competitive retail markets, to develop hedging guidelines and performance measures, and to solicit proposals to promote efficient energy use through the establishment of revenue decoupling mechanisms. The Governor of New York has announced an energy strategy with both supply and demand side components. Additionally, there may be federal energy legislation enacted at some juncture. These potential changes in New York State and federal policy may lead to changes to the Rate Plans applicable to Central Hudson or may otherwise impact the company’s financial performance.

          The previous effective Rate Plans and the new Rate Plan and the 2006 Joint Proposal (which formed the basis for the 2006 Order) are discussed in Note 2 – “Regulatory Matters” to the Consolidated Financial Statements of the Corporations’
10-K Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Shareholders of CH Energy Group was held on April 24, 2007. The one matter voted upon at such meeting was the election of two nominees proposed as directors by the Board of Directors as Class I directors with terms expiring at the Annual Meeting of Shareholders to be held in 2010. No other nominees were proposed and these two nominees were elected. The total number of shares voted was 13,609,502. The number of shares voted for each of these directors and the number of shares withheld were as follows:

Name of Director	Shares For	Shares Withheld

Steven V. Lant	13,309,119	300,383

Jeffrey D. Tranen	13,345,382	264,120

          There were no broker non-votes or abstentions on the matter submitted to a vote.

          The other Directors of CH Energy Group are: Margarita K. Dilley, Steven M. Fetter, Stanley J. Grubel, Manuel J. Iraola, E. Michel Kruse, and Ernest R. Verebelyi.

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

Donna S. Doyle
Vice President - Accounting

Dated: August 2, 2007

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