Form 10-K
period 2007-12-31
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2008-02-13
CIK 1061393, 18647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4879 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4879 (845) 452-2000	14-0555980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

CH Energy Group, Inc. Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                     Title of each class

Central Hudson Gas & Electric Corporation Cumulative Preferred Stock

                    4.50% Series
                    4.75% Series

          Indicate by check mark if CH Energy Group, Inc. (“CH Energy Group”) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                              Yes ☒     No ☐

          Indicate by check mark if Central Hudson Gas & Electric Corporation (“Central Hudson”) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                              Yes ☐     No ☒

          Indicate by check mark if CH Energy Group is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

                              Yes ☐     No ☒

          Indicate by check mark if Central Hudson is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                              Yes ☐     No ☒

          Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                              Yes ☒     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

        Indicate by check mark whether CH Energy Group is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

        Indicate by check mark whether Central Hudson is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

          Indicate by check mark whether CH Energy Group is a shell company (as defined in Rule 12b-2 of the Act).

                              Yes ☐     No ☒

          Indicate by check mark whether Central Hudson is a shell company (as defined in Rule 12b-2 of the Act).

                              Yes ☐     No ☒

          The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of February 1, 2008, was $620,395,353 based upon the price at which CH Energy Group’s Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

          The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of June 30, 2007, the last business day of CH Energy Group’s most recently completed second fiscal quarter, was $708,817,140 computed by reference to the price at which CH Energy Group’s Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

          The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2007, was zero.

          The number of shares outstanding of CH Energy Group’s Common Stock, as of February 1, 2008, was 15,774,100.

          The number of shares outstanding of Central Hudson’s Common Stock, as of February 1, 2008, was 16,862,087. All such shares are owned by CH Energy Group.

          CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I)(2).

DOCUMENTS INCORPORATED BY REFERENCE

          CH Energy Group’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on April 22, 2008, is incorporated by reference in Part III hereof. Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction (I)(2)(c) of Form 10-K of the Securities Exchange Act of 1934, as amended.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms used herein.

CH Energy Group Companies, Segments, and Investments

CH-Auburn	CH-Auburn Energy, LLC (a wholly owned subsidiary of CHEC)

Central Hudson	Central Hudson Gas & Electric Corporation (the wholly owned regulated electric and natural gas subsidiary of CH Energy Group and parent company of Phoenix)

CH-Community Wind	CH-Community Wind Energy, LLC (a CHEC investee company)

CHEC	Central Hudson Enterprises Corporation (the unregulated parent company of Griffith and wholly owned subsidiary of CH Energy Group)

CH Energy Group	CH Energy Group, Inc. (the holding company parent corporation of Central Hudson and CHEC)

CH Resources	CH Resources, Inc. (a former CH Energy Group subsidiary, sold on May 31, 2002)

Cornhusker Holdings	Cornhusker Energy Lexington Holdings, LLC (a CHEC investee company)

Griffith	Griffith Energy Services, Inc. (a wholly owned subsidiary of CHEC)

JB Wind	JB Wind Holdings, LLC (a CH-Community Wind investee company)

Lyonsdale	Lyonsdale Biomass, LLC (a CHEC 75% owned subsidiary company)

Phoenix	Phoenix Development Company, Inc. (a wholly owned subsidiary of Central Hudson)

Regulators

FERC	Federal Energy Regulatory Commission

PSC	New York State Public Service Commission

PSC Staff	Staff of the New York State Department of Public Service

SEC	United States Securities and Exchange Commission

Terms Related to Business Operations Used by CH Energy Group

1993 PSC Policy	PSC’s 1993 Statement of Policy regarding Central Hudson’s pension and OPEB

2006 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on July 24, 2006

2000 Plan	CH Energy Group’s Long-Term Performance-Based Incentive Plan

(i)

2006 Plan	CH Energy Group’s Long-Term Equity Incentive Plan (which replaced the 2000 Plan)

ABO	Accumulated (OPEB) Benefit Obligation

AFUDC	Allowance for Funds Used During Construction

ARS	Auction Rate Securities

Borrowing Agreement	CH Energy Group’s Unsecured Credit Agreement with Several Commercial Banks (through April 2010)

Customer Benefit Fund	A Regulatory Liability Established Pursuant to the Settlement Agreement for the Benefit of Central Hudson’s Customers

Danskammer Plant	Danskammer Point Steam Electric Generating Station

Distributed Generation	An electrical generating facility located at a customer’s point of delivery which may be connected in parallel operation to the utility system

kWh	Kilowatt-hour(s)

Major Generating Assets	The Roseton Plant, the Danskammer Plant, and the Nine Mile 2 Plant

Mcf	Thousand Cubic Feet

Medicare Act	The Medicare Prescription Drug, Improvement and Modernization Act of 2003

MGP	Manufactured Gas Plant

MTBE	Methyl Tertiary Butyl Ether

MW	Megawatt(s)

MWh	Megawatt-hour(s)

Nine Mile 2 Plant	Unit No. 2 of the Nine Mile Point Nuclear Generating Station

OCI	Other Comprehensive Income

OPEB	Other Post-Employment Benefits

PBO	Projected (Pension) Benefit Obligation

PCBs	Polychlorinated Biphenyls

R&D	Research and Development

Rate Plan	As Approved by the PSC, Formal Framework to Implement Changes in Customer Rates and Special Regulatory Accounting

Rate Year	July 1 to June 30

Repurchase Program	CH Energy Group Common Stock Repurchase Program, effective August 1, 2002 and amended as of July 31, 2007

Retirement Plan	Central Hudson’s Non-Contributory Defined Benefit Retirement Income Plan

ROE	Return on Equity

Roseton Plant	Roseton Electric Generating Plant

ROW	Right-of-Way

Settlement Agreement	Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended, among Central Hudson, PSC Staff, and Certain Other Parties

(ii)

Trust Fund	The Retirement Plan’s Trust Fund

VRDN	Variable Rate Demand Note

Other

10-K Annual Report	Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007

Attorney General	New York State Attorney General

Clean Air Act Amendments	Clean Air Act Amendments of 1990

Constellation	Constellation, Inc.

CO	Carbon Monoxide

COSO	Committee of Sponsoring Organizations of the Treadway Commission

DEC	New York State Department of Environmental Conservation

Dynegy	Affiliates of Dynegy Power Corp., collectively

EITF	FASB Emerging Issues Task Force

Energy Act	Energy Policy Act of 2005

EPA	United States Environmental Protection Agency

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

FIN	FASB Interpretation Number

GAAP	Accounting Principles Generally Accepted in the United States of America

NOx	Nitrogen Oxide

NYISO	New York Independent System Operator

NYSERDA	New York State Energy Research and Development Authority

OTC	Over-the-Counter

Pension Protection Act	Pension Protection Act of 2006

PUHCA 2005	Public Utility Holding Company Act of 2005

Registrants	CH Energy Group and Central Hudson

SAB	SEC Staff Accounting Bulletin

Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002

SFAS	Statement of Financial Accounting Standards

SPDES	State Pollution Discharge Elimination System

VIE	Variable Interest Entity

(iii)

(iv)

(v)

PART I

FILING FORMAT

          This 10-K Annual Report for the fiscal year ended December 31, 2007, is a combined report being filed by two different registrants: CH Energy Group and Central Hudson. Any references in this 10-K Annual Report to CH Energy Group include all subsidiaries of CH Energy Group, including Central Hudson, except where the context clearly indicates otherwise. CH Energy Group’s subsidiaries are each directly or indirectly wholly owned by CH Energy Group. Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to CH Energy Group and its subsidiaries other than Central Hudson. When this 10-K Annual Report is incorporated by reference into any filing with the SEC made by Central Hudson, the portions of this 10-K Annual Report that relate to CH Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

FORWARD-LOOKING STATEMENTS

          Statements included in this Annual Report on Form 10-K and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants’ future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements. Those factors include, but are not limited to: weather; fuel prices; corn and ethanol prices; plant capacity factors; energy supply and demand; interest rates; potential future acquisitions; legislative, regulatory, and competitive developments; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

          Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 1 -	BUSINESS

CORPORATE STRUCTURE

          CH Energy Group is the holding company parent corporation of two principal, wholly owned subsidiaries, Central Hudson and CHEC. Central Hudson, the regulated electric and natural gas subsidiary, has one wholly owned subsidiary, Phoenix. CHEC, the parent company of CH Energy Group’s unregulated businesses and investments, has two wholly owned subsidiaries, Griffith and CH-Auburn.

          For a discussion of CH Energy Group’s and its subsidiaries’ capital structure and financing program, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the subcaptions “Capital Structure” and “Financing Program” under the caption “Capital Resources and Liquidity.” For a discussion of short-term borrowing, capitalization, and long-term debt, see Note 7 – “Short-Term Borrowing Arrangements,” Note 8 – “Capitalization – Common and Preferred Stock,” and Note 9 – “Capitalization – Long-Term Debt,” respectively, to the financial statements contained in Item 8 – “Financial Statements and Supplementary Data” of this 10-K Annual Report (each Note being hereinafter called a “Note”). For information concerning revenues, certain expenses, earnings per share, and information regarding assets for Central Hudson’s regulated electric and regulated natural gas segments and for Griffith, see Note 13 – “Segments and Related Information.”

HOLDING COMPANY REGULATION

           CH Energy Group is generally exempt from regulation under PUHCA 2005 under its intrastate exemption provisions, except for the requirement to obtain prior SEC approvals for certain direct or indirect acquisitions of the securities of any electric or gas utility company. CH Energy Group is a “holding company” under PUHCA 2005 because of its ownership interests in Central Hudson and CHEC and CH Energy Group’s indirect ownership interests in Lyonsdale and JB Wind. CH Energy Group, however, is exempt from regulation as a holding company under PUHCA 2005 because it derives substantially all of its public utility company revenues from business conducted within a single state, the State of New York. CH Energy Group will retain this exemption until such time as it derives more than 13% of its public utility revenues from businesses conducted outside of the State of New York. Under FERC’s regulations implementing PUHCA 2005, revenues received from Lyonsdale, JB Wind and CH-Auburn are excluded from this determination because these entities are either a “qualifying facility” under the Public Utility Regulatory Policies Act of 1978, as amended, or an “exempt wholesale generator” under PUHCA 2005. In addition, qualified propane revenues derived from Griffith will continue to be excluded from this determination until such time as its qualified gross sales of propane exceed an average annual amount of $5 million calculated on a rolling basis over the preceding three calendar years. Griffith’s qualified gross sales of propane are expected to exceed this threshold in 2008. Although Griffith’s propane revenues may be considered public utility revenues in 2008, they would not cause CH Energy Group to derive more than 13% of its public utility revenues from outside of New York State. In 2007, CH Energy Group had no public utility revenues from outside of New York State. At the present time, CH Energy Group cannot predict whether and when its circumstances may change such that it no longer qualifies for exemption from PUHCA 2005 or whether regulation under PUHCA 2005 would have a material impact on its financial condition.

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

          Central Hudson serves a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west of the Hudson River. The southern end of the territory is about 25 miles north of New York City and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 690,000. Electric service is available throughout the territory and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York, and in certain outlying and intervening territories. The number of Central Hudson employees at December 31, 2007, was 831.

          Central Hudson’s territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

          Seasonality

          Central Hudson’s delivery revenues vary seasonally in response to weather. Sales of electricity are usually highest during the summer months, primarily due to the use of air-conditioning and other cooling equipment. Sales of natural gas are highest during the winter months, primarily due to space heating usage.

          Competition

          Central Hudson is a regulated utility with a legal obligation to deliver electricity and natural gas within its PSC-approved franchise territory. Central Hudson has no direct competitors in its electricity distribution business; indirect competitors may include distributed generation systems, including net metered systems, which could bypass the electric delivery system. To date, the primary source of penetration is solar power, which is capped at 10 MW, but could increase. Central Hudson is made whole for lost net revenues attributable to net metering under the 2006 Rate Order. Central Hudson’s natural gas business competes with other fuels, especially fuel oil and propane.

          The competitive marketplace continues to develop for electric and natural gas supply markets, and Central Hudson’s electric and natural gas customers may purchase energy and related services from other providers.

          Regulation

          Central Hudson is subject to regulation by the PSC regarding, among other things, services rendered (including the rates charged), major transmission facility siting, accounting procedures, and issuance of securities. For certain restrictions imposed by the Settlement Agreement, see Note 2 – “Regulatory Matters”.

          Certain activities of Central Hudson, including accounting and the acquisition and disposition of property, are subject to regulation by the FERC under the Federal Power Act.

          Central Hudson is not subject to the provisions of the Natural Gas Act. Central Hudson’s hydroelectric facilities are not required to be licensed under the Federal Power Act.

          Rates

           Generally: The electric and natural gas rates collected by Central Hudson applicable to service supplied to retail customers within New York State are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce by Central Hudson are regulated by the FERC.

          Central Hudson’s retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers. Retail rates for delivery and supply were separated to allow customers to see the costs associated with their fuel supply in order to facilitate retail competition. During 2007, the average price of electricity for full service customers was 11.86 cents per kWh as compared to an average of 11.15 cents per kWh for 2006. The average delivery price for 2007 was 3.26 cents per kWh and 2.93 cents per kWh for 2006. The majority of the increase in delivery price was due to the implementation of new rates as part of the 2006 Rate Order.

          Central Hudson’s retail natural gas rate structure consists of various service classifications covering transport, retail access service, and full service (which includes natural gas supply) for residential, commercial, and industrial customers. During 2007, the average price of natural gas for full service customers was $15.00 per Mcf as compared to an average of $15.05 per Mcf for 2006. The average delivery price for natural gas in 2007 was $4.19 per Mcf and $3.68 per Mcf for 2006. The increase in delivery price was due to the implementation of new rates as part of the 2006 Rate Order.

           Rate Proceedings - Electric and Natural Gas: For information regarding Central Hudson’s most recent electric and natural gas rate proceeding approved by the PSC in July 2006, see Note 2 – “Regulatory Matters” under the caption “2006 Rate Order”.

           Cost Adjustment Clauses: For information regarding Central Hudson’s electric and natural gas cost adjustment clauses, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Rates, Revenues and Cost Adjustment Clauses.”

          Capital Expenditures and Financing

          For estimates of future capital expenditures for Central Hudson, see the subcaption “Anticipated Sources and Uses of Cash” in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Capital Resources and Liquidity.”

          Central Hudson’s Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, preferred stock or unsecured short-term debt.

          Central Hudson has in place certain credit facilities with financial covenants that limit the amount of indebtedness Central Hudson may incur. Additionally, Central Hudson’s ability to issue debt securities is limited by authority granted by the PSC. Central Hudson believes these limitations will not impair its ability to issue any or all of the debt described under the subcaption “Financing Program” in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Capital Resources and Liquidity.”

          Purchased Power and Generation Costs

For the twelve-month period ended December 31, 2007, the sources and related costs of purchased electricity and electric generation for Central Hudson were as follows:

Sources of Energy	Aggregate Percentage of Energy Requirements	Costs in 2007 ($000)

Purchased Electricity	98.6%	$387,513
Hydroelectric and Other	1.4%	79

	100.0%

Deferred Electricity Cost		(3,786)

Total		$383,806

          Research and Development

          Central Hudson is engaged in the conduct and support of R&D activities, which are focused on the improvement of existing energy technologies and the development of new technologies, including renewable energy sources, for the delivery and use of energy. Central Hudson’s R&D expenditures were $3.5 million in 2007, $3.2 million in 2006, and $3.3 million in 2005. These expenditures were for internal research programs and for contributions to research administered by NYSERDA, the Electric Power Research Institute, and other industry organizations. Recovery of expenditures for R&D is provided for in Central Hudson’s rates charged to customers for electric and natural gas delivery service. In addition, any differences between R&D expense and the rate allowances covering these costs are deferred, pursuant to PSC authorization, for future recovery from or return to customers.

          Other Central Hudson Matters

           Labor Relations: Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers for its 530 unionized employees, representing construction and maintenance employees, customer service representatives, service workers, and clerical employees (excluding persons in managerial, professional, or supervisory positions). This agreement became effective on May 1, 2003, and remains effective through April 30, 2008. It provides for an average annual general wage increase of 3.5% and certain additional fringe benefits.

           Subsidiary of Central Hudson - Phoenix: Phoenix, a New York corporation, is a wholly owned subsidiary of Central Hudson. Phoenix was incorporated in 1950 to hold or lease real property for future use by Central Hudson and to participate in energy-related ventures. Currently, Phoenix’s assets are not significant.

CHEC AND ITS SUBSIDIARIES AND INVESTMENTS

          CHEC, a New York corporation, is a wholly owned subsidiary of CH Energy Group. CHEC and its subsidiaries have been engaged in the business of marketing petroleum products and related services to retail and wholesale customers and providing service and maintenance of energy conservation measures and generation systems for private businesses, institutions, and government entities. CHEC has also participated in cogeneration, wind generation, biomass energy projects, and alternate fuel and energy production projects in Connecticut, New Jersey, New Hampshire, New York, and Pennsylvania, and a fuel ethanol production plant in Nebraska. For further discussion of certain of these energy-related projects, see Note 5 – “Acquisitions and Investments.”

          CHEC’s subsidiaries and investments are shown below. Ownership interests are 100% unless otherwise noted.

          Griffith, a New York Corporation, is an energy services company engaged in fuel distribution, including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment in Virginia, West Virginia, Maryland, Delaware, Pennsylvania, Rhode Island, Washington, D.C., Connecticut, Massachusetts, New Jersey and New York.

          Since being acquired by CHEC in November 2000, Griffith has acquired the assets of 40 regional fuel oil, propane, and related services companies.

          The number of Griffith employees at December 31, 2007, was 728.

          CH-Auburn, a New York limited liability company, plans to construct and operate a 3-megawatt electric generating plant that will burn gas derived from wastewater sludge and a landfill to supply a portion of the energy needs of the City of Auburn, NY with renewable energy.

          Seasonality

          A substantial portion of CHEC’s revenues vary seasonally, as fuel deliveries are directly related to use for space heating and are highest during the winter months.

          Competition

          CHEC and Griffith participate in competitive industries that are subject to different risks than those found in the businesses of the regulated utility, Central Hudson. As an unregulated competitor in the fuel distribution business, Griffith faces competition from other fuel distribution companies and from companies supplying other fuels for heating, such as natural gas and propane. For a discussion of Griffith’s operating revenues and operating income, see the caption “Results of Operations” in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report.

ENVIRONMENTAL QUALITY REGULATION

          Central Hudson, Griffith, and Lyonsdale are subject to regulation by federal, state, and local authorities with respect to the environmental effects of their operations. Environmental matters may expose Central Hudson, Lyonsdale and/or Griffith to potential liability, which, in certain instances, may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred.

          Each of Central Hudson, Griffith and Lyonsdale monitor their activities in order to determine the impact of their activities on the environment and to comply with applicable environmental laws and regulations.

          The principal environmental areas relevant to these companies are described in the table below. Each company was in compliance during 2007. Unless otherwise noted, all required permits and certifications have been obtained by the applicable company.

Air Quality – The Clean Air Act Amendments address attainment and maintenance of national air quality standards, including control of particulate emissions from fossil-fueled electric generating plants and emissions that affect “acid rain” and ozone. The impacted facilities are listed below.

Central Hudson	Griffith	Lyonsdale

Combustion turbines in South Cairo and Coxsackie, NY have Air State Facility permits regulating their NOx emissions		Title V Permit regulating certain gas emissions including CO and NOx
(A) See footnote below.

Water Quality – The Clean Water Act addresses the discharge of pollutants into waterways and ground water.

Central Hudson	Griffith	Lyonsdale

SPDES Permits – The following locations have permits regulating pollutant discharges.

Eltings Corners, NY maintenance and warehouse facility	Bulk storage plants in Frederick, Westminster, and Edgewater, MD	Lyonsdale electric generating plant

Rifton, NY Training and Recreation Center	Cheverly, MD office

Other Permits and Certifications – Griffith and Lyonsdale have additional permits and certifications regulating their water usage and pollutant discharges.

	Storm Water Discharge Permits Bulk storage plants in Charlestown and Martinsburg, WV	Great Lakes Water Withdrawal Certificate Allows water withdrawal from the Moose River

General Permit Allows discharge of groundwater remediation wastewater to the sanitary sewer.

Winsted, CT bulk storage facility

Other Requirements – Central Hudson is subject to water monitoring and reporting requirements at several facilities.

Eltings Corners, NY maintenance and warehouse facility	Bulk storage plants in Frederick, Westminster, and Edgewater, MD	Lyonsdale electric generating plant

Rifton, NY Training and Recreation Center	Cheverly, MD office

Kingston, NY District Office

Toxic Substances and Industrial and Hazardous Wastes – Central Hudson, Lyonsdale, and Griffith are subject to federal, state and local laws and regulations relating to the use, handling, storage, treatment, transportation, and disposal of industrial, hazardous, and toxic wastes. Currently there are no permit or certification requirements for Lyonsdale and Griffith. The Central Hudson permitted facility is shown below.

Central Hudson	Griffith	Lyonsdale

Hazardous Waste Storage Facility at Eltings Corners (NYS Part 373 Permit)

Waste Transportation Permits for certain vehicles

Petroleum Bulk Storage Certificates

South Cairo and Coxsackie combustion turbines

Offices in Catskill, Poughkeepsie, Fishkill, Newburgh and Stanfordville, NY

(B) See footnote below.

Other Permits – Lyonsdale also has permits for the use of wood as fuel, and the use of ash as fertilizer.

Environmental Expenditures – 2007 actual, and 2008 estimated, expenditures attributable, in whole or in substantial part, to environmental considerations.

Central Hudson	Griffith	Lyonsdale

2007 – $6.4 million	2007 – $0.3 million	2007 – immaterial
2008 – $3.5 million	2008 – $0.3 million	2008 – immaterial

(A)	See Note 12 – “Commitments and Contingencies” under the caption “Environmental Matters” regarding the investigation by the EPA into the compliance of a former major generating asset.

(B)	See Note 12 – “Commitments and Contingencies” under the caption “Environmental Matters” regarding, among other things, former MGP facilities, Little Britain Road, and Newburgh Consolidated Iron Works.

          In addition to the above areas, Central Hudson, Griffith and Lyonsdale, are also subject to regulation with respect to other environmental areas such as noise levels, protection of vegetation and wildlife, and limitations on land use, and are in compliance with regulations in these areas.

          Regarding environmental matters, except as described in Note 12 – “Commitments and Contingencies” under the caption “Environmental Matters,” neither

CH Energy Group, Central Hudson, Griffith, nor Lyonsdale are involved as defendants in any material litigation, administrative proceeding, or investigation and, to the best of their knowledge, no such matters are threatened against any of them.

AVAILABLE INFORMATION

          CH Energy Group files annual, quarterly, and current reports, proxy statements, and other information with the SEC. Central Hudson files annual, quarterly, and current reports and other information with the SEC. The public may read and copy any of the documents each company files at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC’s Internet website at www.sec.gov.

          CH Energy Group makes available free of charge on or through its Internet website at www.CHEnergyGroup.com its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Central Hudson’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are also available on this site. CH Energy Group’s governance guidelines, Code of Business Conduct and Ethics, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on CH Energy Group’s Internet website at www.CHEnergyGroup.com. The governance guidelines, the Code of Business Conduct and Ethics, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4879.

Executive Officers

          All executive officers of CH Energy Group are elected or appointed annually by its Board of Directors. There are no family relationships among any of the executive officers of CH Energy Group or its subsidiaries. The names of the current executive officers of CH Energy Group, their positions held and business experience during the past five years, and ages (at December 31, 2007) are as follows:

Date Commenced
Executive Officers of CH Energy Group		Current and Prior Positions
	Age		CH Energy Group	Central Hudson	CHEC

Steven V. Lant	50	Chairman of the Board	April 2004	May 2004	May 2004

		Chief Executive Officer	July 2003	July 2003	July 2003

		President	July 2003		July 2003

		Director	February 2002	December 1999	December 1999

		Chief Operating Officer	February 2002		February 2002

		Chief Financial Officer	May 2001	February 2002	February 2002

Carl E. Meyer	60	President Director Chief Operating Officer		December 1999

		Executive Vice President	November 1999

Joseph J. DeVirgilio, Jr.	56	Director		March 2005	April 2003

		Executive Vice President – Corporate Services and Administration	January 2005	January 2005

		Executive Vice President			January 2003

		Senior Vice President	October 2002		October 2002

		Senior Vice President – Corporate Services and Administration		November 1998

Christopher M. Capone	45	Executive Vice President	December 2006

		Director		March 2005

		Chief Financial Officer	September 2003	September 2003	September 2003

		Treasurer	April 2003 June 2001	June 2001	April 2003 June 2001

Managing Director, Furman Selz/ING(i)

			Date Commenced
Executive Officers of CH Energy Group		Current and Prior Positions
	Age		CH Energy Group	Central Hudson	CHEC

Donna S. Doyle	59	Vice President – Accounting		October 2006

		Director			June 2002

		Vice President – Accounting and Controller	November 1999	November 1999

Denise D. VanBuren	46	Vice President – Public Affairs and Energy Efficiency	August 2007	August 2007

		Vice President – Corporate Communications and Community Relations	November 2000	November 2000

Charles A. Freni, Jr.	48	Senior Vice President – Customer Services		January 2005

		Vice President – Customer Services		February 2004

		Vice President – Engineering and Environmental Affairs		November 2000

W. Randolph Groft	46	Executive Vice President			January 2003

		Director			January 2003

(i)	Mr. Capone was in this position March 2002 – March 2003 and managed fixed income portfolios for institutions and high net worth individuals.

ITEM 1A -	RISK FACTORS

Storms and Other Events Beyond Central Hudson’s and Griffith’s Control May Interfere With Their Operations

Description and Sources of Risk: In order to conduct their businesses, (1) Central Hudson must have access to natural gas and electric supplies and be able to utilize its electric and natural gas infrastructure, and (2) Griffith needs access to petroleum supplies from storage facilities in its service territories. Central Hudson has designed its electric and natural gas and pipeline systems to serve customers under various contingencies in accordance with good utility practice.

However, any one or more of the following could impact either or both of the companies’ ability to access supplies and/or utilize critical facilities:

o	Storms, natural disasters, wars, terrorist acts, failure of major equipment and other catastrophic events occurring both within and outside Central Hudson’s and Griffith’s service territories.

o	Unfavorable developments in the world oil markets that could impact Griffith

o	Third-party facility owner financial distress.

o	Unfavorable governmental actions or judicial orders.

o	Bulk power system and gas transmission pipeline system capacity constraints (in the case of Central Hudson).

Potential Impacts: The companies could experience service disruptions leading to lower earnings and/or reduced cash flows if the situation is not resolved in a timely manner or the financial distress is not alleviated through insurance policies, regulated rate recovery for Central Hudson or higher sales prices for Griffith.

Unusual Temperatures in Central Hudson and Griffith’s Service Territories Could Adversely Impact Earnings

Description and Sources of Risk: Central Hudson’s service territory is the Mid-Hudson Valley region of New York State. Griffith serves the Mid-Atlantic region and northeastern United States. These areas experience seasonal fluctuations in temperature. A considerable portion of Central Hudson’s and Griffith’s earnings is derived directly or indirectly from the weather-sensitive end uses of space heating and air conditioning. As a result, sales volumes fluctuate and vary from normal expected levels based on variations in weather from historically normal seasonal levels. Such variations could significantly reduce sales volumes.

Potential Impacts: The companies could experience lower delivery volumes in periods of mild weather, leading to lower earnings and reduced cash flows.

Central Hudson’s Rate Plans Limit its Ability to Recover Increased Costs from its Customers; If Central Hudson’s Sales Are Below Rate Plan Levels or Its Rate Plans Are Modified by State Regulatory Authorities, Central Hudson’s Earnings and Cash Flows May Be Lower Than Expected

Description and Sources of Risk: Central Hudson’s retail rates are regulated by the PSC. Rate plans generally may not be changed during their respective terms. Therefore, rates cannot be modified for lower sales volumes and/or higher expenses than those assumed in the Rate plan, absent circumstances such as an increase in expenses that meet the PSC’s threshold requirements for filing for approval of deferral accounting.

The following could unfavorably impact Central Hudson’s financial results:

o

Lower sales than forecasted in the current rate agreement. Lower sales can occur, for example, as a result of changes in usage patterns driven by customer responses to product prices, customer use of distributed generation, economic conditions, energy efficiency programs, or due to loss of major customers or addition of fewer new customers than projected.

o

Higher expenses, including carrying costs on capital invested, than reflected in current rates. Higher expenses could result from, among other things, storm restoration expense or other expense components such as labor or health care benefits.

o

Higher electric and natural gas capital project costs resulting from escalation of material and equipment prices, as well as potential delays in the siting and legislative and/or regulatory approval requirements associated with these projects.

Potential Impacts: Central Hudson could have lower earnings and/or reduced cash flows if cost management and/or other factors are not sufficient to alleviate the impact of such lower sales and/or higher costs.

Additional Information: See Note 2 – “Regulatory Matters” of this 10-K Annual Report.

Central Hudson Is Subject to Risks Relating to Asbestos Litigation and Manufactured Gas Plant Facilities

Description and Sources of Risk: Litigations have been commenced by third parties against Central Hudson arising from the use of asbestos at its previously owned major generating assets, and Central Hudson is involved in a number of matters arising from contamination at former MGP sites.

Potential Impacts: To the extent not covered by insurance or recovered through rates, court decisions and settlements resulting from these litigations could reduce earnings and cash flows.

Additional Information: See Note 12 – “Commitments and Contingencies” and in particular the subcaptions in Note 12 regarding “Asbestos Litigation” and “Former Manufactured Gas Plant Facilities” under the caption “Environmental Matters.”

Significant Increases In Wholesale Fuel Oil Prices May Adversely Affect Griffith’s Ability to Attract New Customers, Retain Existing Customers, Maintain Sales Volumes, and Maintain Margins

Description and Sources of Risk: Griffith’s management believes that high wholesale fuel oil prices, such as those prices experienced in recent years, could result in customer attrition and/or reduced usage. Unfavorable activity in the domestic and/or foreign markets resulting in significant increases in these prices could cause current and/or prospective full service customers to decide to purchase fuel from discount distributors.

Potential Impacts: Any one or more of the following could result from these events:

o

An adverse impact on Griffith’s ability to attract new full service residential customers and, to a lesser extent, retain existing full service residential customers resulting in lower earnings and reduced cash flows.

o	Further sales volume reductions, and/or compressed margins resulting in lower earnings and reduced cash flows.

These events could materially reduce profitability which could, in turn, lead to an impairment of Griffith’s goodwill.

Additionally, if customer attrition were to accelerate significantly, the remaining value of Griffith’s customer list could be impaired or subject to faster amortization.

Commodity Price Changes May Adversely Impact the Profitability of CHEC’s Investment in Cornhusker Holdings

Description and Sources of Risk: CHEC’s management believes that increases in wholesale corn prices and/or decreases in ethanol prices are caused by a variety of factors, including, but not limited to the following:

o

Actions by the federal government that reduce the demand for, or increase the supply of, ethanol. Such actions could include, but are not limited to, a reduction in the required level of ethanol blending, decreases in tax credits to refiners and/or reductions in tariffs on imported ethanol.

o	Imbalances in the supply of and demand for corn. This could be caused by, among other things (1) drought or other acts of nature, (2) increased construction of new ethanol production facilities, (3) governmental actions that discourage raising corn for use in ethanol production (such as providing tax credits for corn grown for human consumption) or (4) changes in agricultural markets, technology or regulations.

o	Volatility in domestic and/or foreign markets may result in increased corn prices and/or lower ethanol prices.

Potential Impacts: Prolonged increases in corn prices and/or decreases in ethanol prices could have a material adverse impact on the earnings of Cornhusker Holdings that could, in turn, lead to an impairment of CHEC’s investment in the company.

ITEM 1B -	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 -	PROPERTIES

          CH Energy Group has no significant properties other than those of Central Hudson and CHEC.

CENTRAL HUDSON

Electric: Central Hudson owns hydroelectric and gas turbine generating facilities as described below.

Type of Electric	Year Placed in	MW* Net
Generating Plant	Service/Rehabilitated	Capability

Hydroelectric (3 stations)	1920-1986	23.0
Gas turbine (2 stations)	1969-1970	46.0

Total		69.0

*	Reflects maximum one-hour net capability (winter rating as of December 31, 2007) of Central Hudson’s electric generating plants and therefore does not include firm purchases or sales.

          Central Hudson owns substations having an aggregate transformer capacity of 4.8 million kilovolt amps. Central Hudson’s electric transmission system consists of 629 pole miles of line, and the electric distribution system consists of 8,009 pole miles of overhead lines and 1,317 trench miles of underground lines.

           Electric Load and Capacity: Central Hudson’s maximum one-hour demand for electricity within its own territory for the year ended December 31, 2007, occurred on August 8, 2007, and amounted to 1,185 MW. Central Hudson’s maximum one-hour demand for electricity within its own territory for that part of the 2007-2008 winter capability period through January 15, 2008, occurred on December 13, 2007, and amounted to 925 MW.

          Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from third-party providers to meet the demands of its full service customers. For more information, see Note 12 – “Commitments and Contingencies.” Central Hudson entered into an agreement with Constellation to purchase capacity and energy from the Nine Mile 2 Plant for a ten-year period ending November 30, 2011. The agreement is “unit-contingent” in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Capacity and energy are purchased at defined prices that escalate over the life of the contract. The capacity and energy supplied under the agreement with Constellation in 2007 was sufficient to supply approximately 12% of Central Hudson’s total system requirements, or 737,835 MWh. On November 12, 2002, Central Hudson entered into agreements with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase energy (but not capacity) on a unit-contingent basis at defined prices for a period from January 1, 2005, to and including December 31, 2007. On March 6, 2007, Central Hudson entered into new agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010. On an annual basis, the electricity purchased through the Entergy contracts represents approximately 16% of Central Hudson’s full-service customer requirements, or 807,026 MWh. On January 30, 2008, Central Hudson entered into an 11-month agreement with Dynegy Power Marketing, Inc. to purchase 589,200 MWh of electricity on a unit-contingent basis at defined prices from February 11, 2008 through December 31, 2008.

          Purchases under these contracts are supplemented by shorter-term contracts including contracts for differences, and by purchases from the NYISO, which oversees the bulk electricity transmission system and the capacity market in New York State, and other parties. Central Hudson must also acquire sufficient peak load capacity to meet the peak load requirements of its full service customers. This capacity is made up of its own generating capacity, contracts with capacity providers, and purchases from the NYISO capacity market.

           Natural Gas: Central Hudson’s natural gas system consists of 164 miles of transmission pipelines and 1,156 miles of distribution pipelines. For the year ended December 31, 2007, the total amount of natural gas purchased by Central Hudson from all sources was 12,012,599 Mcf. Central Hudson owns two propane-air mixing facilities for emergency and peak-shaving purposes, one located in Poughkeepsie, New York, and the other in Newburgh, New York. These facilities, in aggregate, are capable of supplying 8,000 Mcf per day with propane storage capability adequate to provide maximum facility output for up to six consecutive days.

          The peak daily demand for natural gas of Central Hudson’s customers for the year ended December 31, 2007, and for that part of the 2007-2008 heating season through January 18, 2008, occurred on January 3, 2008, and amounted to 110,981 Mcf. Central Hudson’s firm peak day natural gas capability in the 2007-2008 heating season was 138,183 Mcf, which excludes approximately 7,000 Mcf of transport customer deliveries.

           Other Central Hudson Matters: Central Hudson’s corporate headquarters is located in Poughkeepsie, New York. Central Hudson’s electric generating plants and important property units are generally held by it in fee simple, except for certain ROW and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights. Certain of the Central Hudson properties are subject to ROW and easements that do not interfere with Central Hudson’s operations. In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed and the remaining interest is owned by various telecommunications companies. In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contracts.

          During the three-year period ended December 31, 2007, Central Hudson made gross property additions of $221.7 million and property retirements and adjustments of $36.8 million, resulting in a net increase (including Construction Work in Progress) in gross utility plant of $184.9 million, or 17%.

CHEC

          As of December 31, 2007, Griffith owned or leased several office, warehouse, and bulk petroleum storage facilities. These facilities are located throughout Connecticut, Delaware, Maryland, Pennsylvania, Rhode Island, Virginia, and West Virginia. The bulk petroleum storage facilities have capacities from 60,000 gallons up to in excess of 1.2 million gallons. Griffith’s corporate headquarters is located in Columbia, Maryland.

          As of December 31, 2007, CHEC owned a 100% interest in CH-Auburn, a 75% interest in Lyonsdale, a minority interest in Cornhusker Holdings and a 50% ownership interest in CH-Community Wind.

ITEM 3 -	LEGAL PROCEEDINGS

          For information about developments regarding certain legal proceedings, see Note 12 – “Commitments and Contingencies” of this 10-K Annual Report.

Central Hudson:

Former Manufactured Gas Plant Facilities
Little Britain Road
Asbestos Litigation

CHEC:

Griffith’s remediation efforts at its Kable Oil bulk plant.

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5 -	MARKET FOR CH ENERGY GROUP’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          For information regarding the market for CH Energy Group’s common stock and related stockholder matters, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the captions “Capital Resources and Liquidity – Financing Program” and “Common Stock Dividends and Price Ranges” and Note 8 – “Capitalization – Common and Preferred Stock.”

          Under applicable statutes and their respective Certificates of Incorporation, CH Energy Group may pay dividends on shares of its common stock and Central Hudson may pay dividends on its common stock and its preferred stock, in each case only out of surplus.

          The line graph set forth below provides a comparison of CH Energy Group’s cumulative total shareholder return on its Common Stock with the Standard and Poor’s 500 Index (“S&P 500”) and as a Corporation-determined peer comparison with the EEI Index. Shareholder return is the sum of the dividends paid and the change in the market price of stock.

	Base Period Dec 02	INDEXED RETURNS Years Ending
Company / Index		Dec 03	Dec 04	Dec 05	Dec 06	Dec 07

CH Energy Group, Inc.	100	105.72	113.57	113.64	136.60	120.57
S&P 500	100	128.68	142.69	149.70	173.34	182.86
EEI Index	100	123.48	151.68	176.03	212.56	247.76

ITEM 6 -	SELECTED FINANCIAL DATA OF CH ENERGY GROUP AND ITS SUBSIDIARIES

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CH ENERGY GROUP)
(In Thousands, except per share data)

	2007	2006	2005	2004	2003

Operating Revenues
Electric	$616,839	$503,908	$520,994	$430,575	$457,395
Natural gas	165,449	155,272	155,602	125,230	123,306
Competitive business subsidiaries	414,469	334,253	295,910	235,707	225,983

Total	1,196,757	993,433	972,506	791,512	806,684

Operating Income	79,268	77,480	79,025	75,133	76,301

Cumulative preferred stock dividends of Subsidiary	970	970	970	970	1,387

Income from continuing operations	42,636	43,084	44,291	42,423	43,985
Net Income	42,636	43,084	44,291	42,423	43,985
Dividends Declared on Common Stock	34,052	34,046	34,046	34,046	34,093

Balance Retained in the Business	8,584	9,038	10,245	8,377	9,892
Retained Earnings - beginning of year	207,055	198,017	187,772	179,395	169,503

Retained Earnings - end of year	$215,639	$207,055	$198,017	$187,772	$179,395

Common Stock
Average shares outstanding – basic	15,762	15,762	15,762	15,762	15,831
Average shares outstanding – diluted	15,779	15,779	15,767	15,771	15,835
Earnings per share on average shares outstanding – basic	$2.70	$2.73	$2.81	$2.69	$2.78
Earnings per share on average shares outstanding – diluted	$2.70	$2.73	$2.81	$2.69	$2.77
Dividends declared per share	$2.16	$2.16	$2.16	$2.16	$2.16
Book value per share (at year-end)	$33.19	$32.54	$31.97	$31.31	$30.80

Total Assets (at year-end)	$1,494,748	$1,460,532	$1,384,280	$1,287,807	$1,310,076
Long-term Debt (at year-end)**	403,892	337,889	343,886	319,883	278,880
Cumulative Preferred Stock (at year-end)	21,027	21,027	21,027	21,030	21,030
Common Shareholders’ Equity (at year-end)	523,148	512,862	503,833	493,465	485,424

*	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 – “Financial Statements and Supplementary Data” of this 10-K Annual Report.

**	Net of current maturities of long-term debt.

For additional information related to the impact of acquisitions and dispositions on the above, this summary should be read in conjunction with Item 7 – “Management Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report and Note 5 – “Acquisitions and Investments “ of Item 8 – “Financial Statements and Supplementary Data” of this 10-K Annual Report.

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CENTRAL HUDSON)
(In Thousands)

	2007	2006	2005	2004	2003

Operating Revenues
Electric	$616,839	$503,908	$520,994	$430,575	$457,395
Natural gas	165,449	155,272	155,602	125,230	123,306

Total	782,288	659,180	676,596	555,805	580,701

Operating Income	71,406	70,956	70,791	68,293	69,387

Net Income	33,436	34,871	35,635	38,648	38,875

Dividends Declared on Cumulative Preferred Stock	970	970	970	970	1,387

Income Available for Common Stock	32,466	33,901	34,665	37,678	37,488
Dividends Declared to Parent – CH Energy Group	8,500	8,500	17,000	25,500	34,162

Balance Retained in the Business	23,966	25,401	17,665	12,178	3,326
Retained Earnings - beginning of year	68,710	43,309	25,644	13,466	10,140

Retained Earnings - end of year	$92,676	$68,710	$43,309	$25,644	$13,466

Total Assets (at year-end)	$1,252,694	$1,215,823	$1,126,106	$1,029,442	$1,052,295
Long-term Debt (at year-end)**	403,892	337,889	343,886	319,883	278,880
Cumulative Preferred Stock (at year-end)	21,027	21,027	21,027	21,030	21,030
Common Shareholder’s Equity (at year-end)	347,006	323,040	297,639	279,974	267,796

*	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 – “Financial Statements and Supplementary Data” of this 10-K Annual Report.

**	Net of current maturities of long-term debt.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand CH Energy Group and Central Hudson.

          Please note that the Executive Summary (below) is provided as a supplement to, and should be read together with, the remainder of this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements, including the Notes thereto, and the other information included in this 10-K Annual Report.

EXECUTIVE SUMMARY

Business Overview

          CH Energy Group is a holding company with three business segments, and renewable energy and other investments:

(1)	Central Hudson’s regulated electric utility business;
(2)	Central Hudson’s regulated natural gas utility business;
(3)	Griffith’s fuel distribution business; and
(4)

CHEC’s investments in renewable energy supply, ethanol production, energy efficiency, an energy sector venture capital fund, and other investments of CH Energy Group, consisting primarily of investments in liquid short-term securities and inter-company interest income.

          A breakdown of CH Energy Group’s 2007 revenue and net income by segment is below.

          CH Energy Group’s long-term objective is to deliver shareholder value through a combination of quarterly dividend payments, and consistent earnings growth, which over time is expected to result in share price appreciation.

          CH Energy Group consists of three segments and renewable energy and other investments. Each has growth opportunities and is expected to contribute to the overall earnings and dividend paying capability of CH Energy Group. The strategy and opportunities of each business unit are discussed in more detail below.

          CH Energy Group believes managing risk is an important component of delivering shareholder value, and emphasizes creditworthiness and liquidity as strong fundamentals of long-term success. We also invest in a way that attempts to constrain earnings volatility to a level we believe is acceptable to our shareholders and is consistent with a relatively high dividend payout.

          CH Energy Group has used the cash proceeds from its 2001 divestitures of major generating assets, and is now seeking to judiciously raise debt capital to lever its unregulated investments, which were 100% equity financed as of December 31, 2007.

Central Hudson

          Central Hudson delivers electricity and natural gas to approximately 372,000 customers in a defined service territory in the Mid-Hudson Valley region of New York State. With costs consistently ranking below the average of electric utilities in New York State, Central Hudson’s earnings are derived primarily from customer delivery charges. Central Hudson’s rates are set by the PSC and designed to recover the cost of providing safe and reliable service to its customers and to provide a fair and reasonable return on the capital invested by shareholders. In addition to delivering electricity and natural gas, Central Hudson also procures supplies of electricity and natural gas for a majority of its customers. With authorization from the PSC, Central Hudson recovers these supply costs from customers without deriving profits from these activities.

          In 2007, Central Hudson made progress on an important operational and customer initiative, improving electric reliability. The frequency of service interruptions was 20% lower in 2007 compared to the prior three-year average. Although favorable weather played a role, management believes that this reduction is also a result of expanded tree trimming and capital investments to improve reliability. In addition to providing safe and reliable service, management’s attention remains focused on managing costs, and thus maintaining above average levels of customer satisfaction. These strategies promote high customer satisfaction and positive regulatory relations, which should translate into full cost recovery and reasonable returns for shareholders.

          On July 24, 2006, the PSC issued the 2006 Rate Order authorizing increases in Central Hudson’s electric and natural gas delivery rates over a three-year period ending June 30, 2009. During 2007, Central Hudson experienced lower sales volumes than reflected in the 2006 Rate Order, particularly for natural gas. Lower sales were caused by a reduction in natural gas and electric use per customer, which management believes was driven by energy conservation due to the price of energy and customers’ environmental concerns. As a result, Central Hudson is earning less than its allowed ROE, despite growth in its customer base and in its rate base. Management believes that the warmer weather experienced over the last decade is due, at least in part, to changes in the overall climate in its service territory. Management expects this warming trend to continue. Rate base growth and a higher earned ROE are both critical to Central Hudson’s ability to contribute to earnings growth. If not offset, lower sales than forecasted in the 2006 Rate Order, such as those experienced in 2006 and 2007, will continue to limit Central Hudson’s ability to increase its earnings.

          On September 25, 2007, Central Hudson filed a proposed energy efficiency program with the PSC. This proposed program addresses customers’ desire to use energy more efficiently, and also features a Revenue Decoupling Mechanism (RDM), which eliminates the linkage of electric and natural gas profits from sales. If approved, the RDM feature of Central Hudson’s proposed program will neutralize the earnings impact caused by fluctuations in usage per customer and the effect of unusual variations in weather patterns. The proposed program also includes a shareholder incentive provision to reward the company for successfully reducing energy consumption.

          In addition to the energy efficiency and RDM proposals, management has implemented and is considering other potential strategies to manage costs and respond to lower sales growth than forecasted in rates. These strategies include the December 2007 filing with the PSC to defer certain Rate Year 1 gas costs not included in rates in the 2006 Rate Order and the possible filing of a rate case in 2008 to recalibrate revenues and expenses.

          Changes in energy policy at the state level continue to provide new challenges for Central Hudson. Several generic proceedings have been established by the PSC on important policy questions that could impact Central Hudson. These are discussed further in the “Regulatory Matters” section following this discussion. Management cannot estimate at this time what, if any, impact these factors may have on Central Hudson.

Griffith

          Griffith provides petroleum products and services to a base of more than 110,000 customers in a market area comprised of parts of Connecticut, Delaware, Washington, D.C., Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and West Virginia. Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment. Griffith’s 2007 gross profit by petroleum product and service and installations is illustrated below.

          Griffith had stronger performance results for 2007 due primarily to the continued success of its acquisition and integration strategy, its strong marketing efforts, improved operational efficiency, and growth in its margins. Griffith’s acquisition strategy continued to contribute favorably to earnings. In addition to the sixteen companies acquired in 2006 and 2005, Griffith acquired thirteen companies during the twelve months ended December 31, 2007, which provided a 26% increase in the total customer base and accounted for 4% of the company’s net income for 2007. Due to the timing of the acquisitions and the seasonality of the business, it is expected that the favorable impact of these acquisitions will be more fully realized in 2008, when Griffith will own the acquired companies through an entire heating season.

          Griffith’s marketing initiatives have also proven to be an integral part of the continued expansion of its customer base. Internal efforts to promote Griffith’s brand name and strong customer service capabilities have contributed to a 1% net account growth for 2007. Griffith will undertake efforts to continue this trend in 2008.

          Griffith’s earnings were also favorably impacted in 2007 by higher margins achieved in the first half of the year. The increase in oil prices in the second half of 2007 resulted in compression of these margins and could present continued challenges in 2008.

          Griffith’s strategy of acquiring quality companies, internal marketing efforts, and improving operational efficiency will continue to be Griffith’s future focus.

          During 2008, Griffith will also focus on efforts to expand its margins. The continued growth of the base company’s earnings will be contingent upon Griffith’s ability to minimize costs and optimize margins. Griffith is closely monitoring the impact of the economy on residential use per customer and analyzing potential impacts of legislation in response to recent environmental and political emphasis on energy efficiency initiatives. Conservation efforts by customers and federal policy that encourages this behavior could pose challenges to the company during 2008 and beyond. Management cannot estimate at this time what, if any, impact these factors may have on the company.

Other Businesses and Investments

          In addition to Griffith, CHEC derives earnings through investments in the competitive energy markets. CHEC’s investment objectives are to increase earnings and cash flow while limiting earnings volatility to a level that management believes is acceptable. Increasing government support for investments in renewable energy sources has made such investments more attractive, providing opportunities to promote environmentally friendly energy sources while providing potential earnings for shareholders. CHEC faces strong competition for investment opportunities in the energy industry, which may make it difficult to make investments that offer appropriate risk-adjusted returns or may slow the rate at which such investments can be made. CHEC’s management believes these challenges can be met effectively as it pursues its current strategy.

          In 2007, CHEC continued to expand its investments in renewable energy sources by entering into agreements committing a total of $14 million. The primary investment involves a plan to build, own and operate a 3-megawatt electric generating plant in Auburn, New York, which will use renewable energy for electric generation. The second project is a plan to invest in a biodiesel facility in Brooklyn, New York, which is expected to produce biodiesel fuel utilizing waste cooking oil as raw material. Also, an ethanol investment of $3 million was made through additional subordinated debt of Cornhusker Holdings.

           Despite the challenges in 2007 caused by the volatile commodity prices impacting ethanol investments, CHEC’s existing investments in ethanol production, biomass electric generation, and wind energy contributed favorably to earnings in 2007 and are expected to continue to do so in the future, reinforced by the new investments discussed above. Additionally, Cornhusker Holdings is currently working on an expansion of its plant capacity, which would increase capacity at a competitive cost per gallon of increased ethanol production. Lyonsdale’s earnings are expected to increase starting in 2008 as a result of a contract entered into with NYSERDA for the sale of Renewable Energy Attributes, which are tied directly to plant output.

          CHEC’s other investments – in energy efficiency projects, a venture capital fund, and other small partnerships – are not expected to play a significant role in CH Energy Group’s strategy going forward.

          CHEC’s ability to continue to make additional investments that provide attractive returns within acceptable earnings volatility parameters will be one of the key factors in CH Energy Group’s ability to achieve its goal of increasing earnings per share over time. As planned, CH Energy Group utilized a portion of its cash reserves to make additional investments in the competitive energy markets, and expects to continue its strategy utilizing its remaining cash reserves and relying on its potential to raise capital with a long-term debt offering related to the currently unlevered CHEC businesses.

          In December 2007, The Energy Independence and Security Act of 2007 (the “Energy Act”) became law. The Energy Act increased the annual minimum of renewable fuels for 2008 and 2012 by 3.6 and 7.7 billion gallons, respectively, which could raise the demand for ethanol. Although these increases could favorably impact Cornhusker Holdings’ earnings, any such impact is not expected to be material to CHEC or CH Energy Group.

2007 In Review

          Earnings for CH Energy Group, Inc. totaled $2.70 per share in 2007, versus $2.73 per share during 2006. Though there was a slight year-over-year reduction in earnings, the core businesses performed solidly during 2007 and were able to almost completely offset more than $0.50 per share of favorable unusual items that were experienced during 2006.

          The 2007 earnings per share reflect sound business fundamentals. Central Hudson’s sales rebounded somewhat from depressed levels in 2006, and higher rates also boosted revenues. When combined with improved margins within Griffith and earnings from a peak level of acquisitions, these developments largely replaced those unusual items that had benefited earnings in 2006. The actual results by business were as follows:

Central Hudson’s Electric and Natural Gas Businesses

          Central Hudson’s contribution to annual earnings was $2.06, which was $0.09 lower than 2006. Though higher utility rates, more favorable weather, and growth in both sales and usage per customer all contributed to strong performance, earnings results were down from the prior year because Central Hudson benefited from certain positive regulatory mechanisms and unusual items during 2006 that did not recur in 2007.

          In particular, three factors that helped to bolster Central Hudson’s earnings per share in 2007 as compared to the prior year were: reduced expenses associated with restoring service due to fewer storms and increased tree trimming ($0.12), higher rates ($0.18) and weather-normalized sales growth ($0.18), the last of which indicates that the conservation evidenced by lower usage per customer in 2006 in response to higher energy prices appears to have subsided.

          Despite those positive developments, Central Hudson’s management believes that the sales forecast adopted in the 2006 Rate Order did not accurately reflect the level of customer response to price increases and was therefore overstated, which has resulted in Central Hudson failing to earn the authorized return to shareholders.

          In September 2007, Central Hudson filed a request to implement an energy efficiency program and adopt a revenue decoupling mechanism that would eliminate the linkage of electric and natural gas profits from sales. The outcome of that filing is not yet known and preparations have begun to file a request for a rate increase with the New York State Public Service Commission in 2008.

Griffith

          Griffith contributed $0.20 to earnings per share in 2007, up from $0.10 during 2006, due largely to higher margins and profitable acquisitions. Griffith’s management foresees opportunities to achieve still more given the successful execution in 2007 of Griffith’s strategy to grow through both acquisitions and internal marketing, as well as to improve operational effectiveness.

Other Businesses

          CH Energy Group (the holding company) and CHEC’s partnerships and other investments contributed $0.44 to CH Energy Group’s earnings in 2007, down $0.04 from 2006 results. The earnings from CHEC’s investment in Cornhusker Holdings were lower due to lower margins, but that investment along with the investment in Lyonsdale and CH-Community Wind continued to add positively to earnings as part of a diversified portfolio of investments within the energy industry.

REGULATORY MATTERS

Rate Proceedings - Electric and Natural Gas

          For further information regarding Central Hudson’s current rate agreement, see Note 2 – “Regulatory Matters” under the caption “New Rate Proceedings – Electric and Natural Gas.”

Other PSC Proceedings and Administration Initiatives

PSC Proceedings

           CH Energy Group and Central Hudson continue to monitor a number of generic and specific regulatory proceedings. Neither CH Energy Group nor Central Hudson can predict the final outcome of Governor Spitzer’s energy policies, or the following PSC proceedings.

          On January 21, 2008, Central Hudson filed a petition for reconsideration and rehearing on the PSC’s Order Concerning Annual Reconciliation of Gas Costs, issued on December 21, 2007. The petition seeks reconsideration and recovery of certain adjustments, totaling $666,000, proposed by the company in its November 1, 2007 gas cost reconciliation filing.

          On December 24, 2007, the PSC issued an Order Initiating Electricity Reliability and Infrastructure Planning in Case 07-E-1507 as an outflow of the longer-term energy planning issues initially considered in Phase II of Case 06-M-1017. The Order institutes a collaborative process to develop the process, criteria, and standards for the PSC to review and choose among competing regulatory backstop projects, if necessary, in order to ensure system reliability in the near term. In addition, the Order seeks to establish a long term electric resource plan and planning process that incorporates various considerations and policy goals which are not adequately addressed by the existing market structure or planning process. In the Order, the PSC reiterated its support for competitive markets and market mechanisms, but noted regulatory approaches, including the use of long-term contracts, may be required to address the energy needs and policy goals of New York State. On January 23, 2008, Central Hudson filed a petition for clarification and reconsideration in this proceeding. The petition seeks Commission redress or consideration of several issues, including utility ownership of generation facilities, long-term contracts, and other planning issues that were addressed in the PSC’s December 24, 2007 Order instituting the proceeding.

          On November 27, 2007, Central Hudson filed a petition with the PSC seeking approval to defer certain incremental and material non-labor gas expenses that were incurred during Rate Year 1 but were not included in rates under the 2006 Rate Plan. The petition seeks PSC authorization to defer $990,000 of incremental expenses and associated carrying charges on the net of tax balances.

          On September 25, 2007, Central Hudson filed a petition with the PSC seeking expedited consideration and approval of interim electric, gas and low-income energy efficiency programs, electric and gas revenue decoupling mechanisms, and deferral accounting authorizations. The petition was accompanied by a filing providing detailed descriptions of Central Hudson’s proposed energy efficiency programs, including analyses demonstrating cost effectiveness. The programs are targeted at residential, small commercial and industrial, and low-income customer segments, and consist of a range of incentives for high efficiency measures including lighting, appliances, heating and cooling equipment, energy audits, and weatherization. In addition, the programs include a comprehensive customer outreach and education effort. On January 18, 2008, Central Hudson filed a comprehensive plan in the Energy Efficiency Portfolio Standard proceeding (Case 07-M-0548) outlining its vision of a statewide plan to achieve the 15% reduction targets. At this time, there has been no Commission action taken in this proceeding.

          On April 24, 2007, the PSC issued an Order in Case 07-M-0458 - Proceeding on Motion of the Commission to Review Policies and Practices Intended to Foster the

Development of Competitive Retail Energy Markets. This Order encouraged interested parties to examine and submit comments on existing programs and practices of New York State (“NYS”) utilities that promote retail market development focusing on whether programs are still necessary; if market participants are improperly subsidized; if risks and expenses are properly allocated among ratepayers, utilities and market participants; and the need to continue programs or practices to prevent the re-building of barriers to entry in the competitive markets. The Order also calls for the review and evaluation of utility specific programs, practices and policies in ongoing and future electric and gas rate proceedings.

          On April 20, 2007, the PSC issued an Order in Cases 03-E-0640 and 06-G-0746 - Proceeding on Motion of the Commission to Investigate Potential Electric and Gas Delivery Rate Disincentives Against the Promotion of Energy Efficiency, Renewable Technologies and Distributed Generation. The Order directed Central Hudson and other NYS utilities to develop proposals for delivery service revenue decoupling mechanisms for consideration in a next rate case filing. Consistent with the Order’s intent, Central Hudson proposed mechanisms to true up forecast and actual delivery service revenues in its September 25, 2007 filing discussed above.

          On April 19, 2007, the PSC issued an Order in Case 06-M-1017 - Proceeding on Motion of the Commission as to Policies, Practices and Procedures for Utility Commodity Supply Service to Residential and Small Commercial Customers. The Order provided guidance on commodity supply and hedging practices and directed Central Hudson and other NYS utilities, through a collaborative or administrative process, to develop standards and goals for measuring and constraining the supply price volatility on certain classes of customers. In addition, utilities will be required to report to the PSC Staff on their strategies, aggregate supply portfolio, and the extent to which goals for measuring and constraining energy price volatility have been met. This case continues with collaborative meetings among the utilities, PSC Staff, and interested Parties, and a Phase II to address long-term contracting, supply resource planning, and other public policy issues. The Phase II matters in the case are being addressed in Case 07-E-1507 in the Order Initiating Electric Reliability and Infrastructure Planning referenced above.

          On April 19, 2007, Governor Eliot Spitzer delivered a speech announcing a comprehensive energy strategy for NYS, consisting of demand side and supply side components to reduce energy costs and achieve economic and environmental benefits. The strategy includes goals of reducing electricity demand 15% by 2015 through new energy efficiency programs, new appliance efficiency standards, and energy building codes. The plan also proposes a new power plant siting law, and continued support for renewable energy resources, as well as other proposed energy policies. On May 16, 2007, the PSC issued an Order Instituting Proceeding in Case 07-M-0548 - Proceeding on Motion of the Commission on an Energy Efficiency Portfolio Standard. In response to those initiatives, Central Hudson developed the energy efficiency programs included in its September 25, 2007 filing discussed above.

Non-Utility Land Sales

          For further information regarding non-utility land sales, see Note 2 – “Regulatory Matters.”

Electric Reliability Performance

          For further information regarding Central Hudson’s electric reliability performance, see Note 2 – “Regulatory Matters.”

RESULTS OF OPERATIONS

          The following discussion and analyses include explanations of significant changes in revenues and expenses between the twelve months ended December 31, 2007, and 2006, and the twelve months ended December 31, 2006, and 2005, for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the other businesses.

Earnings

          Earnings per share (basic and diluted) of CH Energy Group’s common stock are computed on the basis of the average number of common shares outstanding (basic and diluted) during the subject year. The number of average shares outstanding of CH Energy Group common stock, the earnings per share, and the rate of return earned on average common equity, which is net income as a percentage of a monthly average of common equity, are as follows:

	2007	2006	2005

Average shares outstanding (In thousands):
Basic	15,762	15,762	15,762
Diluted	15,779	15,779	15,767

Earnings per share:
Basic	$2.70	$2.73	$2.81
Diluted	$2.70	$2.73	$2.81

Return earned on common equity	8.1%	8.4%	8.8%

2007 as Compared to 2006

CH Energy Group Consolidated Earnings

Earnings per Share (Basic)	2007	2006	Change

Central Hudson – Electric	$1.66	$1.67	$(0.01)
Central Hudson – Natural Gas	0.40	0.48	(0.08)
Griffith	0.20	0.10	0.10
Other Businesses and Investments	0.44	0.48	(0.04)

	$2.70	$2.73	$(0.03)

          CH Energy Group’s decrease in earnings in 2007 was primarily the result of the effect of unusual items that contributed to earnings favorably in 2006 but did not recur in 2007, partially offset by the impact of Central Hudson’s rate increases in 2006 and 2007, weather-normalized sales growth, and Griffith’s favorable operating results.

Central Hudson

Earnings per share (Basic)	2007	2006	Change

Electric	$1.66	$1.67	$(0.01)
Natural Gas	0.40	0.48	(0.08)

Total	$2.06	$2.15	$(0.09)

          Earnings from Central Hudson’s electric and natural gas operations decreased $0.09 per share in 2007 as compared to 2006, due to the following:

Regulatory Mechanisms and Unusual Events:
Release of Reserves in 2006	$(0.21)
Gain on Non-Utility Property Sales in 2006	(0.08)
Reversal of Shared Earnings in 2006	(0.08)
Revenues recorded in 2006 per prior Rate Agreement	(0.14)
Shared earnings recorded in 2007	(0.04)
Gain on Non-Utility Property Sales in 2007	0.02

(0.53)

Rate Increases	0.18
Weather Impact on Sales	0.07 (a)
Weather-Normalized Sales Growth	0.18
Higher Tree Trimming Expense in 2007	(0.03)
Lower Storm Restoration Expense in 2007	0.15
Interest Expense and Carrying Charges	(0.11)

$(0.09)

(a)	Includes $0.04 and $0.03 per share due to higher sales volumes for electric and natural gas, respectively, and is net of derivatives.

          Central Hudson’s decrease in earnings was primarily the result of changes in regulatory provisions and a number of significant, favorable, unusual items that contributed $0.51 per share to 2006 earnings, but did not recur in 2007. However, the lack of such items of that magnitude in 2007 was largely offset by an increase in rates pursuant to the 2006 Rate Order, higher energy delivery volumes and modest customer growth, and lower storm restoration costs due to fewer and less severe storms and increased tree trimming in 2007.

Griffith

Earnings per Share (Basic)	2007	2006	Change

	$0.20	$0.10	$0.10

          Griffith’s earnings increased $0.10 per share in 2007 compared to 2006, due to the following:

Acquisitions(1)	$0.04
Margin on Petroleum Sales and Services	0.18
Operating Expenses	(0.13)
Weather Impact on Sales	0.02
Reduction in Environmental Remediation Reserve in 2006	(0.04)
Other	0.03

$0.10

(1)	For the purposes of this chart, “Acquisitions” represents the incremental affect of acquisitions made by Griffith in 2007 and 2006.

          The increase in earnings at Griffith in 2007 was largely the result of higher gross margins on petroleum products and service contracts which were partially offset by the impact of higher operating costs resulting in a net favorable earnings per share impact of $0.05. In addition, the incremental effect of acquisitions in 2006 and 2007 contributed to the higher earnings.

Other Businesses and Investments

Earnings per Share (Basic)	2007	2006	Change

	$0.44	$0.48	$(0.04)

Earnings from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests decreased $0.04 per share in 2007 as compared to 2006, due to the following:

Unusual Events:
Gain on Sale of Non-Strategic Property in 2006	$(0.03)
Release of Reserves of a Former Subsidiary in 2006	(0.07)
Release of Reserves of a Former Subsidiary in 2007	0.01
Tax Adjustments	0.07

(0.02)

Cornhusker Holdings	(0.04)
CH-Community Wind	0.02
Lyonsdale	0.02
Other	(0.02)

$(0.04)

          CH Energy Group’s other unregulated businesses decreased their earnings contribution by $0.04 per share from 2006 primarily due to the release of reserves related to a former subsidiary and property sales in 2006, partially offset by favorable tax adjustments. Other investments continue to contribute to earnings, but Cornhusker Holdings’ earnings decreased in 2007 due to unfavorable markets for corn and ethanol.

2006 as Compared to 2005

CH Energy Group Consolidated Earnings

Earnings per Share (Basic)	2006	2005	Change

Central Hudson – Electric	$1.67	$1.63	$0.04
Central Hudson – Natural Gas	0.48	0.57	(0.09)
Griffith	0.10	0.23	(0.13)
Other Businesses and Investments	0.48	0.38	0.10

	$2.73	$2.81	$(0.08)

Details by segment are as follows:

Central Hudson

Earnings per share (Basic)	2006	2005	Change

Electric	$1.67	$1.63	$0.04
Natural Gas	0.48	0.57	(0.09)

Total	$2.15	$2.20	$(0.05)

          Earnings from Central Hudson’s electric and natural gas operations decreased $0.05 per share in 2006 as compared to 2005, due to the following:

Regulatory Mechanisms	$0.38	(a)
Rate Increases	0.32
Weather Impact on Sales	(0.25	) (b)
Line Clearance Expense	(0.15)
Storm Restoration Expense	(0.10)
Other Operating Expenses	(0.11)
Interest Expense	(0.09)
Lower Sales per Customer Due to Conservation	(0.12)
Non-Utility Property Sales	0.08
2005 Favorable NYISO Billing Adjustment	(0.04)
Other	0.03

	$(0.05)

(a)	Includes $0.16 per share from lower shared earnings, $0.06 per share from lower PSC reliability assessments, and $0.11 per share from revenue restoration.
(b)	Includes $(0.14) and $(0.11) per share due to lower sales volumes for electric and natural gas, respectively, and is net of derivatives.

          Central Hudson’s reduction in earnings was primarily the result of customer conservation and unfavorable weather. Revenues set aside for customers in 2005 were reinstated in 2006 to offset some of the unfavorable results of higher operating expenses and weather. Additionally, in 2006 Central Hudson recorded revenues to restore earnings towards the allowed rate of return in accordance with the provisions of the then-current Settlement Agreement. This regulatory mechanism is no longer available under the terms of the 2006 Rate Order. Central Hudson’s rate increase was designed to provide revenue support for the recovery of the escalating cost of providing service to its customers and of previously deferred costs.

Griffith

Earnings per Share (Basic)	2006	2005	Change

	$0.10	$0.23	$(0.13)

          Griffith’s earnings decreased $0.13 per share in 2006 compared to 2005, due to the following:

Acquisitions(¹ )	$0.03
Reduction in Environmental Remediation Reserve	0.04
Margin on Petroleum Sales and Services	0.10
Lower Sales per Customer Due to Conservation	(0.10)
Weather Impact on Sales	(0.13)
Operating Expenses	(0.04)
Other	(0.03)

$(0.13)

(1)	For the purposes of this chart, “Acquisitions” represents the incremental affect of acquisitions made by Griffith in 2006 and 2005.

          The reduction in earnings at Griffith was largely the result of customer conservation and warmer weather in 2006. Margins on petroleum products and service contracts increased over 2005 levels. Earnings from acquisitions of several small oil companies in 2006 were also higher than the acquisition-related earnings in 2005.

Other Businesses and Investments

Earnings per Share (Basic)	2006	2005	Change

	$0.48	$0.38	$0.10

          Earnings from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests increased $0.10 per share in 2006 as compared to 2005, due to the following:

Tax Adjustment in 2005	$(0.14)
Sales of Non-Strategic Property	0.03
Release of Reserves of a Former Subsidiary	0.07
Cornhusker Holdings	0.10
Lyonsdale	0.03
Other	0.01

$0.10

          CH Energy Group’s other unregulated businesses increased their earnings contribution by $0.10 per share over 2005 primarily due to the earnings of new investments including the Cornhusker Holdings and Lyonsdale. The release of reserves related to CH Resources, property sales, and other favorable variations largely offset the favorable tax adjustment recorded in 2005. The 2005 tax adjustment was largely due to the completion of the New York State income tax audit for 2001.

Central Hudson

          The following discussions and analyses include explanations of significant changes in revenues and expenses between the twelve months ended December 31, 2007, and December 31, 2006, and between the twelve months ended December 31, 2006 and December 31, 2005, for Central Hudson’s regulated electric and natural gas businesses.

Central Hudson Income Statement Variances	Twelve months ended December 31, 2007 over/(under) 2006

	Amount (In Thousands)	Percent

Operating Revenues	$123,108	18.7%

Operating Expenses:
Purchased electric, fuel and natural gas	92,662	23.1%
Depreciation and Amortization	(603)	(2.1)%
Other operating expenses	30,599	19.4%

Total operating expenses	122,658	20.9%

Operating Income	450	1.0%
Other income, net	(592)	(10.0)%
Interest charges	2,495	12.0%

Income before income taxes	(2,637)	(5.0)%
Income taxes	(1,202)	(6.0)%

Net (loss)/income	$(1,435)	(4.0)%

Central Hudson Income Statement Variances	Twelve months ended December 31, 2006 over/(under) 2005

	Amount (In Thousands)	Percent

Operating Revenues	$(17,416)	(2.6)%

Operating Expenses:
Purchased electric, fuel and natural gas	(42,064)	(9.5)%
Depreciation and Amortization	(872)	(2.9)%
Other operating expenses	25,355	19%

Total operating expenses	(17,581)	(2.9)%

Operating Income	165	0%
Other income, net	30	1%
Interest charges	3,367	20%

Income before income taxes	(3,172)	(5)%
Income taxes	(2,408)	(10)%

Net (loss)/income	$(764)	(2)%

Central Hudson

Delivery Volumes

          Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior. Electric deliveries typically peak in the summer, and deliveries of natural gas used for heating purposes typically peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          The following charts reflect the change in the level of electric and natural gas deliveries for Central Hudson in 2007, compared to 2006, and in 2006, compared to 2005. The charts reflect the change for actual deliveries, and the change normalized to exclude the effect of weather. Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson’s earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

	Actual Deliveries

	2007 Increase (Decrease) from 2006		2006 Increase (Decrease) from 2005

	Electric	Natural Gas	Electric	Natural Gas

Residential	4%	12%	(6)%	(13)%
Commercial	4%	10%	(3)%	(10)%
Industrial and Other (a)	(2)%	5%	(3)%	6%

Total Deliveries	2%	9%	(4)%	(7)%

(a) Includes interruptible natural gas deliveries.

	Weather Normalized Deliveries

	2007 Increase (Decrease from 2006)		2006 Increase (Decrease from 2005)

	Electric	Natural Gas	Electric	Natural Gas

Residential	3%	6%	0%	(6)%
Commercial	4%	4%	(1)%	(4)%
Industrial and Other (a)	(2)%	5%	(2)%	(19)%

Total Deliveries	2%	5%	(1)%	(5)%

(a) Excludes interruptible natural gas deliveries.

          Electric deliveries to residential and commercial customers were higher in 2007 due to colder weather (electric residential heating degree-days increased 3% for the year), an increase in non-weather related usage per customer, and modest customer growth. This increase was partially offset by the impact of cooler summer weather.

          Deliveries of natural gas in 2007 also increased due to higher usage per customer, resulting from an increase in residential natural gas heating-degree days of

2% overall for 2007, an increase in non-weather related usage per customer, and some customer growth.

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

Revenues

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

2007 Increase (Decrease) from 2006 — $123.1 million increase (In Thousands)

	Central Hudson

	Electric	Natural Gas	Total

Revenues with Matching Offsets: (a)
Energy cost adjustment	$87,833	$1,955	$89,788
Sales to other utilities	349	1,086	1,435
Pension, OPEB and other revenues	19,491	5,850	25,341

Subtotal	107,673	8,891	116,564

Revenues Impacting Earnings:
Customer sales (b)	9,911	2,389	12,300
Other regulatory mechanisms	(5,090)	(224)	(5,314)
Sales to other utilities	—	270	270
Weather-hedging contracts	440	(150)	290
Other revenues	(3)	(999)	(1,002)

Subtotal	5,258	1,286	6,544

Total	$112,931	$10,177	$123,108

          Electric and natural gas revenues in 2007 increased due largely to an increase in revenues with matching expense offsets. The increases in energy cost adjustment revenues reflect the impact of higher delivery volumes and also higher wholesale costs for electric revenues. Revenues for pension, OPEB and other matched costs resulted from rate changes implemented in accordance with the 2006 Rate Order.

          Electric and natural gas revenues from customer sales increased due to higher delivery volumes and the impact of the 2006 Rate Order. Electric revenues from customer sales were partially offset by a decrease in other regulatory mechanisms primarily related to shared earnings and revenues recorded in 2006 in accordance with prior PSC authorization.

2006 Increase (Decrease) from 2005 — $17.4 million decrease
(In Thousands)

	Central Hudson

	Electric	Natural Gas	Total

Revenues with Matching Offsets: (a)
Energy cost adjustment	$(40,143)	$(9,062)	$(49,205)
Sales to other utilities	(1,060)	8,940	7,880
Customer Sales	14,517	1,585	16,102
Pension, OPEB and other revenues	202	40	242

Subtotal	(26,484)	1,503	(24,981)

Revenues Impacting Earnings:
Customer sales (b)	(439)	(2,859)	(3,298)
Other regulatory mechanisms	8,444	(260)	8,184
Sales to other utilities	—	1,578	1,578
Weather-hedging contracts	1,342	116	1,458
Other revenues	51	(408)	(357)

Subtotal	9,398	(1,833)	7,565

Total	$(17,086)	$(330)	$(17,416)

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

          Electric revenues decreased $17.1 million in 2006 primarily due to a decrease of $26.5 million in revenues with matching offsets. A decrease in energy cost adjustment revenues due to lower deliveries and lower wholesale costs was partially offset by an increase in revenues for pension and OPEB costs resulting from the 2006 Order. Revenues affecting earnings increased $9.4 million primarily due to favorable changes in other regulatory mechanisms related to shared earnings, the restoration of revenues recorded in accordance with PSC authorization, service interruptions, and amounts collected for uncollectible expense and working capital.

          Natural gas revenues decreased $0.3 million in 2006. This decrease was caused by a decrease of $1.8 million in revenues impacting earnings, primarily due to lower deliveries resulting from milder weather and some customer conservation. This decrease was largely offset by an increase of $1.5 million in revenues with matching offsets due to increases in sales to other utilities and revenues for pension and OPEB costs due to the 2006 Order, partially offset by a decrease in energy cost adjustment revenues due to lower deliveries resulting from a milder winter.

Incentive Arrangements

          Under certain earnings incentive provisions approved by the PSC, Central Hudson shares with its customers certain revenues and/or cost savings exceeding predetermined levels or is penalized in some cases for shortfalls from certain performance standards.

          Earnings sharing arrangements are currently effective for interruptible natural gas deliveries and natural gas capacity release transactions. Performance standards apply to electric service reliability, certain aspects of customer service, natural gas safety, and customer satisfaction, and certain aspects of retail market participant satisfaction.

          The net results of these and previous earnings sharing arrangements had the effect of increasing pre-tax earnings by $0.5 million in 2007, and $0.4 million in 2006, and decreasing pre-tax earnings by $0.6 million in 2005.

          In addition to the above-noted items, effective July 1, 2006, Central Hudson shared with customers earnings over a base ROE of 10.6% on the equity portion of Central Hudson’s rate base, which was determined in accordance with the criteria set forth in the 2006 Rate Order. In 2007, Central Hudson recorded $1.1 million as a regulatory liability for the customer portion of these pre-tax shared earnings. Through June 30, 2006, Central Hudson shared earnings over a base ROE of 10.5% with customers, which was determined in accordance with the criteria set forth in the 2001 Rate Plan. In 2005, Central Hudson recorded $2.4 million as a regulatory liability for the customer portion of these pre-tax shared earnings of which $1.7 million was reversed in 2006 due to lower than anticipated ratemaking operating income in the six months ended June 30, 2006.

          See Note 2 – “Regulatory Matters” of this 10-K Annual Report under the caption “2006 Rate Order” for a description of earnings sharing formulas approved by the PSC for Central Hudson.

Operating Expenses

          The most significant elements of Central Hudson’s operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson’s energy cost adjustment mechanisms. Additionally, there are other significant costs that are matched by revenues, notably the cost of pensions and OPEBs.

          Total utility operating expenses increased 20.9% in 2007 and decreased 2.9% in 2006.

          The following summarizes the change in operating expenses:

	2007 Increase (Decrease) from 2006	2006 Increase (Decrease) from 2005

	(Change In Thousands)

Expenses Currently Matched to Revenues (1):
Purchased electricity	$88,182	$(41,422)
Purchased natural gas	3,041	(36)
Pension	15,102	11,575
OPEB	4,880	3,273
New York State energy programs	2,003	1,275
Stray voltage testing program	1,125	1,100
Residual gas deferred balances	1,509	—
Other matched expenses	1,511	201

Subtotal	$117,353	$(24,034)

Other Expense Variations:
Tree trimming	797	3,877
Disposition of property	1,749	(2,218)
Injuries & damages reserve	1,390	(836)
Purchased natural gas	1,439	(606)
Storm restoration expenses	(3,874)	2,442
Other expenses	3,804	3,794

Subtotal	$5,305	$6,453

Total Increase in Operating Expenses	$122,658	$(17,581)

(1)	Includes expenses that, in accordance with the 2006 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.

          Purchased electricity costs increased in 2007 due to higher wholesale costs and volumes purchased, the latter resulting from an increase in usage and customer growth. Natural gas costs increased in 2007 due primarily to an increase in volumes purchased due to increased deliveries and customer growth. The lower storm restoration costs in 2007 resulted from fewer and less severe storms as compared to 2006. Other expenses of operation were also impacted by fewer real property sales in 2007 compared to 2006.

          Purchased electricity costs decreased in 2006 due to decreases in wholesale costs and volumes purchased, the latter due primarily to a decrease in usage resulting from cooler weather during the months of July through September 2006. The increase in other expenses of operation was partially offset by $2.2 million in gains realized on the sale of real property.

          The increase in pensions and OPEBs in both periods is due to an increase in the level of expense recorded due to a corresponding increase in revenues resulting from the 2006 Rate Order. The increase in tree trimming expenses in both periods reflects Central Hudson’s continuing efforts to improve system reliability. These costs are covered by the higher revenues resulting from the 2006 Rate Order. Management also believes that the increased tree trimming contributed to the improved system reliability during storms.

Other Income

          Other income and deductions for Central Hudson decreased $0.6 million in 2007 primarily due to lower regulatory carrying charges due from customers related to pension costs. This reduction was partially offset by higher interest income on trust assets and higher other regulatory carrying charges due from customers.

Other income and deductions for Central Hudson remained essentially unchanged in 2006 as compared to 2005. A decrease in regulatory carrying charges due from customers related to pension costs was largely offset by the recording of favorable regulatory adjustments for the change in interest costs on Central Hudson’s variable rate debt. The variation related to the variable rate debt is offset by changes in the related interest charges.

Interest Charges

           Interest charges increased in 2007 primarily due to the issuance of medium-term notes in November 2006 and September 2007, and an increase in regulatory carrying charges due to customers related to other postretirement benefits. The latter results from an increase in the reserve balances upon which these carrying charges are calculated. Additional long-term debt was issued to supplement operating cash sources for Central Hudson’s capital expenditures, and additional short-term debt was required in 2007 for working capital needs.

          Central Hudson’s interest charges increased in 2006 primarily due to the issuance of medium-term notes in December 2005 and November 2006 and increased interest charges on Central Hudson’s variable rate debt. The increase also reflects higher average balances of outstanding short-term debt and higher interest rates. Regulatory carrying charges on deferred balances due customers also increased.

          The following table sets forth pertinent data on Central Hudson’s outstanding debt.

	2007	2006	2005

	(Dollars In Thousands)
Long-Term Debt:
Debt retired	$33,000	$—	$—
Debt issued	$66,000	$27,000	$24,000
Outstanding at year-end:
Amount (including current portion)	$403,892	$370,889	$343,886
Weighted average interest rate	5.49%	4.88%	4.47%
Short-Term Debt:
Average daily amount outstanding	$32,501	$27,657	$16,559
Weighted average interest rate	5.37%	5.24%	3.65%

See Note 7 – “Short-Term Borrowing Arrangements” and Note 9 – “Capitalization – Long-Term Debt” for additional information on short-term and long-term debt of CH Energy Group and/or Central Hudson.

Income Taxes

          Central Hudson’s income taxes for 2007 decreased by $1.2 million compared to 2006 primarily due to a decrease in pre-tax book earnings, favorable impacts of items related to utility plant and from the tax benefits of the Medicare Act. These favorable items were partially offset by an unfavorable impact of flow-through items related to reserves.

          Central Hudson’s income taxes for 2006 decreased by $2.4 million compared to 2005 primarily due to a decrease in pre-tax book earnings and the reversal in 2005 of income tax reserves resulting from a favorable resolution of income tax audits.

CH Energy Group

          In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.

CH Energy Group Income Statement Variances	Twelve months ended December 31, 2007 over/(under) 2006

	Amount (In Thousands)	Percent

Operating Revenues	$203,324	20.5%

Operating Expenses:
Purchased electric, fuel, natural gas and petroleum	155,473	23.5%
Depreciation and Amortization	222	0.6%
Other operating expenses	45,841	20.9%

Total operating expenses	201,536	22.0%

Operating Income	1,788	2.0%
Other income, net	(1,592)	(15.0)%
Interest charges	2,495	12.0%

Income before income taxes, preferred dividends of subsidiary, and minority interest	(2,299)	(3.0)%
Income taxes	(1,871)	(8.0)%

Preferred dividends of subsidiary	—	—

Net (loss)/income	$(448)	(1.0)%

CH Energy Group Income Statement Variances	Twelve months ended December 31, 2006 over/(under 2005)

	Amount (In Thousands)	Percent

Operating Revenues	$20,927	2.2%

Operating Expenses:
Purchased electric, fuel, natural gas and petroleum	(8,096)	(1.2)%
Depreciation and Amortization	(518)	(1.4)%
Other operating expenses	31,086	16.5%

Total operating expenses	22,472	2.5%

Operating Income	(1,545)	(2.0)%
Other income, net	1,514	16.6%
Interest charges	3,367	20.0%

Income before income taxes, preferred dividends of subsidiaries, and minority interest	(3,398)	(5.0)%
Income taxes	(2050)	(8.0)%

Net (loss)/income	$(1,207)	(3.0)%

Griffith

Sales Volumes

          Sales volumes for Griffith vary in response to weather conditions and customer behavior. Deliveries of petroleum products used for heating purposes peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below. The charts reflect the change for actual deliveries, and the change normalized to exclude the effect of weather.

	Actual Deliveries

	2007			2006

	% Change from 2006		Volumes as % of Total Volume	% Change from 2005		Volumes as % of Total Volume

Heating Oil
Base Company Volume[1]	7%		41%	(16	) %	43%
Acquisitions Volume[2]	20%		9%	4%		1%

Total Heating Oil	27%		50%	(12	) %	44%

Motor Fuels
Base Company Volume	(8	) %	44%	1%		54%
Acquisitions Volume	8%		4%	5%		1%

Total Motor Fuels	0%		48%	6%		55%

Propane and Other
Base Company Volume	35%		2%	(14	) %	1%
Acquisitions Volume	0%		0%	0%		0%

Total Propane and Other	35%		2%	(14	) %	1%

Total
Base Company Volume	(1	) %	87%	(8	) %	98%
Acquisitions Volume	13%		13%	5%		2%

Total	12%		100%	(3	) %	100%

	Weather Normalized Deliveries

	2007			2006

	% Change from 2006		Volumes as % of Total Volume	% Change from 2005		Volumes as % of Total Volume

Heating Oil
Base Company Volume[1]	(1	) %	41%	(6	) %	43%
Acquisitions Volume[2]	19%		9%	5%		4%

Total Heating Oil	18%		50%	(1	) %	47%

Motor Fuels
Base Company Volume	(8	) %	44%	1%		50%
Acquisitions Volume	8%		4%	5%		1%

Total Motor Fuels	0%		48%	6%		51%

Propane and Other
Base Company Volume	26%		2%	(1	) %	2%
Acquisitions Volume	0%		0%	0%		0%

Total Propane and Other	26%		2%	(1	) %	2%

Total
Base Company Volume	(4	) %	87%	(2	) %	95%
Acquisitions Volume	13%		13%	5%		5%

Total	9%		100%	3%		100%

[1]	For the purposes of these charts, “Base Company” means Griffith as constituted at January 1, 2006 (i.e., without any impact from acquisitions made by Griffith in 2007 and 2006).
[2]	For the purposes of these charts, “Acquisition” represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

          Sales of petroleum products increased 12% in 2007. This was primarily a result of an increase in sales of heating oil, largely attributable to the acquisitions made in 2007 and colder weather in 2007. Sales of propane increased primarily due to colder weather in 2007 and the addition of a large commercial account in 2007. There was a 9% increase in heating degree-days in 2007 as compared to 2006. Degree-day variation is adjusted for the delay between the time the actual weather occurs, and the time of product delivery.

          Sales of petroleum products decreased in 2006. This was primarily a result of a decrease in sales of heating oil, largely attributable to warmer weather in 2006. Additionally, sales declined due to customer conservation because of the increased cost of heating oil. Motor fuel sales increased primarily from the impact of acquisitions made during 2005 and 2006. Sales of propane decreased, primarily due to warmer weather in 2006 and customer conservation. There was a 15% decrease in heating degree-days in 2006 as compared to 2005.

Revenues

Griffith Revenues
Increase (Decrease) from Prior Year
(In Thousands)

	2007	2006

Heating Oil
Base Company[1]	$24,322	$(8,619)
Acquisitions[2]	32,896	6,939

Total Heating Oil	$57,218	$(1,680)

Motor Fuels
Base Company	$1,126	$21,946
Acquisitions	14,086	8,075

Total Motor Fuels	$15,212	$30,021

Service Revenues
Base Company	$1,886	$1,803
Acquisitions	3,511	1,728

Total Service Revenues	$5,397	$3,531

Other
Propane	$1,450	$(285)
Weather-Hedging Contracts	(1,626)	823
Other	276	323

Total Other	$100	$861

Total Revenues	$77,927	$32,733

[1]	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2006 (i.e., without any impact from acquisitions made by Griffith in 2007 and 2006).
[2]	For the purposes of this chart, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

          Revenues, net of the effect of weather hedging contracts, increased in 2007 due largely to an increase in selling price and revenues from petroleum products resulting from an increase in heating oil volumes, and revenues from acquisitions made in 2006 and 2007.

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

Operating Expenses

          Operating expenses increased $73.6 million, or 22.8% in 2007 primarily due to higher petroleum product expenses. These costs increased $61.0 million, or 23.8%, due to higher wholesale market prices and an increase in sales volume primarily due to the impact of acquisitions and colder weather in 2007. Other operating expenses increased $12.6 million in 2007 primarily due to an increase in expenses associated with the increased sales volumes and additional operating and overhead expenses associated with acquisitions made during 2006 and 2007.

          Griffith’s operating expenses for 2006 increased $35.6 million, or 12.4% primarily due to higher wholesale prices of petroleum products. These costs increased $31.0 million, or 13.7%, due to higher wholesale market prices. Other operating expenses increased $4.6 million in 2006 primarily due to operating expenses of acquisitions made in 2005 and 2006.

Other Businesses and Investments

Revenues and Operating Expenses

          On April 12, 2006, CHEC purchased a 75% majority interest in Lyonsdale from Catalyst Renewables Corporation. Lyonsdale owns and operates a 19-megawatt, wood-fired electric generating plant. The operating results of Lyonsdale have been consolidated in the financial statements of CH Energy Group since the date of purchase. Results of operations for 2007 reflect operating revenue of $8.6 million, operating expenses of $9.2 million, and favorable tax benefits of $1.8 million, including production tax credits of $1.2 million.

          Lyonsdale’s operating results in 2006, from the date of acquisition, reflect operating revenues of $5.6 million, operating expenses of $6.1 million, and favorable tax benefits of $1.1 million, including production tax credits of $0.8 million.

Other Income

          Other income for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith) decreased $1.0 million in 2007. The decrease is largely attributable to the sale of non-strategic property in 2006, and decreased investment income resulting from the redeployment of capital from short-term investments to CH Energy Group’s subsidiaries, the use of proceeds from the sale of short-term investments to pay common stock dividends, and a decrease in Cornhusker Holdings’ earnings. The results of CH Energy Group’s investment in Cornhusker Holdings declined due to increasing corn prices and declining ethanol prices, representing the primary input and product output, respectively. This decrease was partially offset by an increase in income from CHEC’s investments in other renewable energy and energy efficiency projects.

          Other Income and Deductions for CH Energy Group (the holding company) and CHEC’s investments in partnerships and other investments (other than Griffith) increased $1.5 million in 2006. This was due primarily to a $1.6 million increase in income from CHEC’s interest in Cornhusker Holdings and a $0.7 million pre-tax gain on the sale of real property held by CH Energy Group. These increases were partially offset by losses on other investments held by CHEC.

Income Taxes

          CH Energy Group’s income taxes for 2007 decreased by $1.9 million compared to 2006 primarily due to lower taxes at Central Hudson, the favorable impact of production tax credits at CHEC from its renewable energy portfolio and lower state income taxes. These favorable items were partially offset by an unfavorable impact of flow-through items related to reserves.

          CH Energy Group’s income taxes for 2006 decreased by $2.1 million compared to 2005 primarily due to lower taxes at Central Hudson and the favorable impact of production tax credits at CHEC from its renewable energy portfolio. These favorable items were partially offset by increased New York State income taxes due to the capital based tax for 2006 and the absence of a favorable income tax adjustment recorded in 2005 related to the completion of a tax audit.

OTHER MATTERS

NYISO Re-Pricing Adjustment

          On July 20, 2005, Central Hudson received a payment from the NYISO for adjustments to energy sales transactions that had occurred in May 2000, when Central Hudson owned the Danskammer Plant and a share of the Roseton Plant. The adjustments resulted from a decision of the United States Court of Appeals for the District of Columbia and a subsequent Order of the FERC that directed the NYISO to increase the real-time pricing on those transactions. Since the payment related to unresolved billing issues existing at June 30, 2005, its impact was recorded in the financial results for that quarter. The payment resulted in an increase to net income of $572,000, or $0.04 per share. Additionally, as a result of PSC regulatory mechanisms in place in 2000, Central Hudson’s customers received $2.7 million of the NYISO payments which were returned to them through Central Hudson’s electric cost adjustment mechanism.

Pension Protection Act

          On August 17, 2006, President Bush signed the Pension Protection Act into law. The Pension Protection Act introduces new funding requirements for single and multi-employer defined benefit pension plans, addresses plan design for cash balance and other hybrid plans, and addresses contributions to defined contribution plans, deduction limits for contributions to retirement plans, and investment advice provided to plan participants. The new defined benefit funding rules are effective for plan years beginning after December 31, 2007. Certain transition rules will apply for 2008 through 2010. For additional discussion regarding the Pension Protection Act, please see the “Retirement Plan” discussion that follows.

Higher Energy Prices

          Lower sales than reflected in Central Hudson’s 2006 Rate Order may occur as a result of changes in usage patterns due to factors external to Central Hudson, such as weather, the price of energy, customer use of distributed generation, economic conditions, the loss of major customers or additions of fewer new customers than projected. With increasing energy prices and heightened consumer awareness of the need to conserve energy, Central Hudson is currently experiencing and continues to be at risk of having sales volumes that are lower than those upon which the 2006 Rate Order was based. Such lower volumes will, absent other factors such as expense reductions, reduce the Company’s earnings and cash flow. Implementation of a revenue decoupling mechanism (RDM), which breaks the link between sales and profits, would eliminate this risk. On September 25, 2007, Central Hudson filed a proposed energy efficiency program with the PSC, which includes an RDM.

          Griffith’s customers are also experiencing higher per unit prices. If fuel oil prices remain high in 2008, energy efficiency efforts and a continued decease in use per customer could reduce residential fuel delivery volumes.

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

Changes in Accounting Standards

          See Note 3 – “New Accounting Standards and Other FASB Projects” for a discussion of the status of new accounting standards.

Retirement Plan

          As described more fully in Note 10 – “Post-Employment Benefits,” Central Hudson has a non-contributory Retirement Income Plan (“Retirement Plan”) covering all of its unionized employees, and managerial, professional and supervisory employees hired before January 1, 2008. The Retirement Plan is a defined benefit plan which provides pension benefits based on an employee’s compensation and years of service. In 2007 Central Hudson amended the Retirement Plan to eliminate these benefits for managerial, professional, and supervisory employees hired after January 1, 2008.

          The significant assumptions and estimates used to account for the Retirement Plan are the discount rate, the expected long-term rate of return on Retirement Plan assets, the rate of compensation increase, and the method of amortizing gains and losses.

          The discount rate is determined each year as of September 30 based on the rate at which obligations could be effectively settled. The rate is based on the Citigroup Pension Discount Curve. Central Hudson selects the rate after consultation with its actuarial consultant. Central Hudson’s discount rate was 6.2% as of the most recent valuation date, September 30, 2007.

          In determining the expected long-term rate of return on Retirement Plan assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the Retirement Plan’s target asset allocation. Central Hudson also considered expectations of value-added by active management, net of investment expenses.

          The rate of compensation increase was based on historical and current compensation practices of Central Hudson giving consideration to any anticipated changes in this practice.

          Actuarial gains and losses, which include investment returns and demographic experience which are different than anticipated based on the actuarial assumptions, are amortized in accordance with procedures set forth by the PSC which require the full gain or loss arising each year to be amortized uniformly over ten years. The net losses are currently $32.4 million, including losses for the years 1998 through 2007. Therefore, the future annual amortization of these losses will increase pension expense, determined under SFAS No. 87, titled Employers’ Accounting for Pensions, as amended by SFAS No. 158, titled Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, from its current level unless there are offsetting future gains or other offsetting components of pension expense.

          Between September 30, 2007, the latest measurement date, and December 31, 2007, there were no material changes in the level of Retirement Plan assets, the discount rate used to determine the Retirement Plan liabilities, or the assumptions regarding expected returns on Retirement Plan assets. This measurement does not take into account 2008 market activity.

          Based on current levels of Retirement Plan assets and obligations, a change of 0.25% in the long-term rate of return assumption would change pension expense by approximately $0.9 million and a change of 0.25% in the discount rate would change pension expense by approximately $1.3 million.

          Under the policy of the PSC regarding pension costs, Central Hudson recovers its net periodic pension and OPEB costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. As a result, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time. The Retirement Plan’s liquidity is primarily affected by the cash contributions made by Central Hudson to the Retirement Plan. Central Hudson contributed $5.8 million and $7 million to the Retirement Plan in 2007 and 2006, respectively. Based on the requirements of the Pension Protection Act, Central Hudson’s actuarial consultant provided estimated annual contributions under various economic scenarios for the four-year period from 2008-2011. The estimated contributions were calculated to achieve a 100% funded ratio by 2011 and not drop below 80% in any given year. Under economic growth assumptions of above average to average growth, annual contributions could range from $0-$11 million. Under a recession scenario that assumes both economic growth and inflation decline through 2009 before a partial recovery, annual contributions could range from $30-$40 million. The actual contributions could vary significantly based upon economic growth, corporate resources, projected investment returns, actual investment returns, inflation, and interest rate assumptions.

          For additional information regarding the Retirement Plan, see Note 10 – “Post-Employment Benefits.”

CAPITAL RESOURCES AND LIQUIDITY

CH Energy Group – Cash Flow Summary

          Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities for the years ended December 31, 2007, 2006, and 2005 are summarized in the following chart:

CH Energy Group	2007	2006	2005

Net cash provided by (used in):
Operating Activities	$33,079	$87,888	$44,750
Investing Activities	(73,674)	(88,673)	(73,409)
Financing Activities	27,787	(24,504)	7,652
Net change for the period	(12,808)	(25,289)	(21,007)
Balance at beginning of period	24,121	49,410	70,417
Balance at end of period	$11,313	$24,121	$49,410

          CH Energy Group’s cash decreased by $12.8 million, $25.3 million, and $21.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. For each year, capital expenditures and dividends were funded by a combination of cash from operations and debt. Short-term debt was used primarily as a financing vehicle for working capital needs. For the years ended December 31, 2007 and 2005, cash from operations and proceeds from the sale of short-term investments were used to fund acquisitions. For the year ended December 31, 2006, acquisitions were funded by cash from operations. For the year ended December 31, 2006, the large amount of cash provided by sales in excess of working capital needs provided funds to supplement the financing of capital expenditures and pay down short-term debt borrowings.

          Net cash provided by operations was $33.1 million, $87.9 million, and $44.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. Cash provided by sales exceeded the period’s working capital needs for each year, particularly in 2006. Cash from operations was also significantly impacted by an overpayment of federal income taxes in 2006 of $8.7 million, which was refunded in 2007. Other significant items that impacted cash from operations in each of these years included:

	2007	2006	2005

Central Hudson’s pension plan contribution	$6.3 million	$7.5 million	$0.5 million
Central Hudson’s OPEB contribution	$6.5 million	$3.2 million	$6.0 million
MGP site remediation costs	$5.1 million	$1.5 million	$0.7 million

          Net cash used in investing activities was $73.7 million, $88.7 million, and $73.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. Significant uses of cash within investing activities in each of these years included:

	2007	2006	2005

Capital expenditures	$84.6 million	$75.1 million	$63.9 million
Acquisitions	$25.6 million	$14.7 million	$8.5 million
Notes receivable from unconsolidated affiliates	$4.2 million	$2.1 million	$4.6 million

          These uses of cash for investing were partially offset by net proceeds of $39.1 million in 2007 and $6.6 million in 2005 from the sale of short-term investments. Additionally, proceeds from the sale of property and plant provided an additional source of cash in the past two years due to the sale of a Griffith property for $3.6 million in 2007 and the sale of Central Hudson non-utility real property for $3.0 million in 2006.

          Net cash provided by (used in) financing activities was $27.8 million, $(24.5) million, and $7.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. Financing activities have consistently included dividends paid each year and borrowings of long-term debt to finance Central Hudson’s capital expenditures as follows:

	2007	2006	2005

Dividends paid	$34.0 million	$34.0 million	$34.0 million
Net borrowings of long-term debt	$33.0 million	$27.0 million	$24.0 million

          Short-term debt activity consisted of net borrowings of $29.5 million in 2007 and$18.0 million in 2005 primarily used to fund Central Hudson’s working capital and to pay dividends. Repayments of short-term debt of $17.0 million in 2006 was based on the amount of excess of cash provided from sales over the working capital needs for the year.

Central Hudson – Cash Flow Summary

          Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities for the years ended December 31, 2007, 2006, and 2005 are summarized in the following chart:

Central Hudson	2007	2006	2005

Net cash provided by (used in):
Operating Activities	$32,798	$67,912	$34,265
Investing Activities	(83,279)	(70,506)	(61,988)
Financing Activities	52,363	72	23,728
Net change for the period	1,882	(2,522)	(3,995)
Balance at beginning of period	1,710	4,232	8,227
Balance at end of period	$3,592	$1,710	$4,232

          Central Hudson’s cash increased by $1.9 million for the year ended December 31, 2007 and decreased by $2.5 million and $4.0 million for the years ended December 31, 2006 and 2005, respectively. For each year, capital expenditures and dividends were funded by a combination of cash from operations and debt. Short-term debt was used primarily as a financing vehicle for working capital needs. For the year ended December 31, 2006, the large amount of cash provided by sales in excess of working capital needs provided funds to supplement the financing of capital expenditures and pay down short-term debt borrowings.

          Net cash provided by operations was $32.8 million, $67.9 million, and $34.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. Cash provided by sales exceeded the period’s working capital needs each year, particularly in 2006. Cash from operations was also significantly impacted by an overpayment of federal income taxes in 2006 of $8.7 million, which was refunded in 2007. Other significant items that impacted cash from operations in each of these years included:

	2007	2006	2005

Pension plan contribution	$6.3 million	$7.5 million	$0.5 million
OPEB contribution	$6.5 million	$3.2 million	$6.0 million
MGP site remediation costs	$5.1 million	$1.5 million	$0.7 million

          Net cash used in investing activities of $83.3 million, $70.5 million, and $62.0 million for the years ended December 31, 2007, 2006, and 2005, respectively, was primarily for capital expenditures.

          Net cash provided by financing activities was $52.4 million, $0.1 million, and $23.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. Financing activities have consistently included dividends paid to CH Energy Group each year and borrowings of long-term debt to finance capital expenditures as follows:

	2007	2006	2005

Dividends paid	$8.5 million	$8.5 million	$17.0 million
Net borrowings of long-term debt	$33.0 million	$27.0 million	$24.0 million

          Short-term debt activity consisted of net borrowings of $29.5 million in 2007 and $18.0 million in 2005 primarily used to fund working capital and to pay dividends. Repayments of short-term debt of $17.0 million in 2006 was based on the amount of excess of cash provided from sales over the working capital needs for the year.

Capital Structure

          CH Energy Group’s consolidated capital structure reflects the external debt and preferred stock of Central Hudson. CHEC’s debt is comprised entirely of intercompany loans from CH Energy Group that are eliminated upon consolidation.

          As provided in the 2006 Rate Order, Central Hudson’s rates are based on a capital structure that reflects 45% common equity, but an equity ratio up to 47% may be used for the purpose of determining earnings sharing. Central Hudson currently intends to maintain an equity ratio of approximately 45%. These ratios are calculated according to a PSC methodology, which excludes short-term debt.

          Central Hudson’s current senior unsecured debt ratings are “A2 (stable)” by Moody’s Investors Service and “A (stable)” by Standard and Poor’s Corporation and by Fitch Ratings.

          Year-end capital structures for CH Energy Group and its subsidiaries are set forth below as of December 31, 2007, 2006, and 2005:

CH Energy Group	Year-end Capital Structure

	2007	2006	2005

Long-term debt	40.8%	40.4%	38.3%
Short-term debt**	4.3	1.4	3.3
Preferred stock	2.1	2.3	2.3
Common equity	52.8	55.9	56.1

	100.0%	100.0%	100.0%

Central Hudson	Year-end Capital Structure

	2007	2006	2005

Long-term debt	49.6%	50.9%	49.7%
Short-term debt**	5.2	1.8	4.3
Preferred stock	2.6	2.9	3.0
Common equity	42.6	44.4	43.0

	100.0%	100.0%	100.0%

CHEC	Year-end Capital Structure*

	2007	2006	2005

Long-term debt	48.9%	43.6%	46.8%
Short-term debt**	—	—	—
Preferred stock	—	—	—
Common equity	51.1	56.4	53.2

	100.0%	100.0%	100.0%

*	Based on stand-alone financial statements and including intercompany balances which are eliminated upon consolidation.
**	Excluded from the common equity ratio under the PSC’s methodology for Central Hudson delivery rates.

Contractual Obligations

          A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 12 – “Commitments and Contingencies.”

          The following is a summary of the contractual obligations for CH Energy Group and its affiliates as of December 31, 2007:

	Projected Payments Due By Period (In Thousands)

	Less than 1 year	Years Ending 2009-2010	Years Ending 2011-2012	2013 and After	Total

Long-Term Debt(1)	$—	$ 44,000	$36,000	$323,950	$403,950
Interest Payments – Long-Term Debt(1)	19,830	37,025	33,360	231,269	321,484
Operating Leases	3,307	6,177	5,350	5,581	20,415
Construction/Maintenance & Other Projects(2)	13,872	7,783	2,313	1,084	25,052
Purchased Electric Contracts(3)	166,887	200,251	40,260	12,650	420,048
Purchased Natural Gas Contracts(3)	69,204	85,774	33,157	18,232	206,367
Purchased Fixed Liquid Petroleum Contracts	4,938	—	—	—	4,938
Purchased Variable Liquid Petroleum Contracts(4)	6,572	—	—	—	6,572

Total Contractual Obligations(5)	$284,610	$ 381,010	$150,440	$592,766	$1,408,826

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2007.
(2)

Including Specific, Term, and Service Contracts, briefly defined as follows: Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; Service Contracts include consulting, educational, and professional service contracts. The operations and maintenance contract for Lyonsdale (which includes a base management fee included in these totals for the years 2008-2009) also contains provisions for additional performance-based compensation that are not included in the amounts shown.

(3)

Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms. The less than one year total includes a $50 million Dynegy 2008 contract executed on January 30, 2008.

(4)	Estimated based on pricing at December 31, 2007.
(5)	The estimated present value of CH Energy Group’s total contractual obligations is $1,005 million, assuming a discount rate of 6.0%.

          The following is a summary of the contractual obligations for Central Hudson as of December 31, 2007:

	Projected Payments Due By Period (In Thousands)

	Less than 1 year	Years Ending 2009-2010	Years Ending 2011-2012	2013 and After	Total

Long-Term Debt(1)	$—	$44,000	$36,000	$323,950	$403,950
Interest Payments – Long-Term Debt(1)	19,830	37,025	33,360	231,269	321,484
Operating Leases	2,001	3,895	3,857	3,836	13,589
Construction/Maintenance & Other Projects(2)	13,407	7,320	2,298	1,076	24,101
Purchased Electric Contracts(3)	166,887	200,251	40,260	12,650	420,048
Purchased Natural Gas Contracts(3)	69,204	85,774	33,157	18,232	206,367

Total Contractual Obligations(4)	$271,329	$378,265	$148,932	$591,013	$1,389,539

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2007.
(2)	Including Specific, Term, and Service Contracts, as defined in footnote (2) of the preceding chart.
(3)

Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms. The less than one year total includes a $50 million Dynegy 2008 contract executed on January 30, 2008.

(4)	The estimated present value of Central Hudson’s total contractual obligations is $987 million, assuming a discount rate of 6.0%.

          Central Hudson may also have an obligation to fund its Retirement Plan and OPEB. Decisions to fund the Retirement Plan are made annually and are primarily affected by the discount rate used to determine benefit obligations and the projection of Retirement Plan assets. Based on the requirements of the Pension Protection Act, Central Hudson’s actuarial consultant provided estimated annual contributions under various economic scenarios for the four-year period from 2008-2011. The estimated contributions were calculated to achieve a 100% funded ratio by 2011 and not drop below 80% in any given year. Under economic growth assumptions of above average to average growth, annual contributions could range from $0-$11 million. Under a recession scenario that assumes both economic growth and inflation decline through 2009 before a partial recovery, annual contributions could range from $30-$40 million. The actual contributions could vary significantly based upon economic growth, projected investment returns, inflation, and interest rate assumptions. Estimated Retirement Plan contributions in 2008 range from $5 to $10 million.

          Employer contributions in 2007 to fund OPEB were $1.7 million for the 2006 plan year, and $4.8 million for the 2007 plan year, with an additional estimated $1.9 million for the 2007 plan year to be funded in the first quarter of 2008. Obligations for future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used. If these factors remain stable, annual funding for the next few years is expected to approximate the 2007 amount.

          Under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers these costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. Based on the current policy, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

Anticipated Sources and Uses of Cash

          CH Energy Group’s cash flow is primarily generated by the operations of its direct subsidiaries, Central Hudson and CHEC. Generally, the subsidiaries do not accumulate cash but rather provide cash to CH Energy Group in the form of dividends and, in the case of CHEC, repayments on its intercompany loan.

          Central Hudson’s planned capital expenditures for construction and removal during 2008 are expected to total approximately $85 million. For 2009, planned capital expenditures are expected to range from $90 million to $100 million. Capital expenditures are expected to be funded with cash from operations and a combination of short-term and long-term borrowings. Central Hudson may alter its plan for capital expenditures as its business needs require.

          In 2008 Central Hudson intends to pay dividends to CH Energy Group that will total less than its net income. Central Hudson intends to retain a portion of its earnings to fund a portion of its growth in long-lived assets while using long-term debt to fund the remainder and to manage its capital structure. Central Hudson anticipates issuing approximately $20 million of its Series F medium-term notes to meet its long-term debt needs in 2008. Additionally, Central Hudson will remarket $16.7 million of its Series A notes, which are nearing the end of their five-year interest rate mode. Short-term debt is expected to be used to fund seasonal and temporary variations in working capital requirements. If wholesale energy prices increase, Central Hudson would expect a corresponding increase in its current level of working capital.

          CHEC’s capital expenditures are driven primarily by Griffith and are expected to be approximately $3.5 million during 2008, excluding acquisitions. In January 2008, Griffith closed on two acquisitions totaling $8.6 million. For 2009, capital expenditures, excluding acquisitions, are expected to range from $3 million to $4 million. Griffith continues to explore opportunities to expand through both internal growth and acquisitions, depending on financial performance and opportunities available. As announced in November 2007, CHEC plans to build a landfill gas energy facility in Auburn, NY during 2008, and expects to invest approximately $10 million for that purpose. CHEC may alter its plan for capital expenditures and acquisitions as its business needs require.

          Assuming normal weather and a stable wholesale fuel price environment, Griffith is expected to generate sufficient cash flow to fund normal annual capital expenditures for facilities, equipment, and vehicles as well as partially fund acquisitions or return capital to CH Energy Group. Wholesale fuel prices, which are volatile and difficult to predict, remain the largest driver of potential variations in Griffith’s cash flow and financing needs. If the wholesale fuel price environment in 2008 is one of falling prices, management expects an additional return of working capital. In an environment of rising prices, increased working capital requirements would reduce cash flow and, depending on the magnitude of price increases, could require additional financing from CH Energy Group or expansion of short-term credit facilities.

          CH Energy Group believes its principal sources of liquidity from cash and short-term investments, cash generated from operations, and funds obtained from its financing program will be sufficient in 2008 and the foreseeable future to meet working capital needs, pay dividends on its common stock, and fund investments and acquisitions to fulfill the Company’s growth objectives. CH Energy Group’s primary source of funds is the cash it generates from the operations of Central Hudson and CHEC, which could be affected by volatility in energy markets that affects their working capital needs and profitability. CH Energy Group’s secondary source of funds is its credit facility and its potential to raise capital with a long-term debt offering related to the unleveraged CHEC businesses. CH Energy Group’s ability to use its credit facility is contingent upon maintaining certain financial covenants. The Company does not anticipate those covenants restricting its access to funds in 2008 or the foreseeable future.

Financing Program

          CH Energy Group maintains a $75 million revolving credit agreement with several commercial banks to provide committed liquidity beyond its cash balance. That agreement, which expires in April 2010, is currently earmarked primarily for acquisitions and investments. At December 31, 2007, CH Energy Group had no outstanding borrowings under its credit agreement and had no long-term debt at the holding company level.

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

          In 2006, Central Hudson had a $75 million committed credit agreement with several commercial banks. Effective January 2, 2007, that agreement was amended, pursuant to PSC authorization, increasing the committed credit to $125 million and extending the term of the agreement to January 2, 2012. In addition to this credit agreement, Central Hudson maintains several uncommitted lines of credit with various banks. These arrangements give Central Hudson competitive options to minimize the cost of its short-term borrowings. At December 31, 2007, Central Hudson had a $42.5 million outstanding balance under its uncommitted credit agreements.

          Central Hudson meets its need for long-term debt financing through a medium-term notes program. A summary of 2007 Series F issuances follows:

Date	Amount of Issuance	Term, Rate	Proceeds Used for:

March 23, 2007	$33,000,000	30-year, 5.80%	Redemption at maturity of $33,000,000 5-year, 5.87% Series D Notes

September 14, 2007	$33,000,000	10-year, 6.028%	Financing ongoing investments in capital improvements

          Central Hudson has $74 million of Series F notes remaining, which it expects to issue over the next two years to finance capital improvements and to refinance $20 million of 10-year 6.00% Series C notes, which mature in January 2009.

          In 2007, CHEC maintained an uncommitted line of credit in the amount of $15 million. At December 31, 2007, CHEC’s borrowing needs were funded by CH Energy Group and there was no outstanding balance on its uncommitted line.

          In January 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital. At December 31, 2007, Griffith’s borrowing needs were funded by CH Energy Group.

          In July 2007, CH Energy Group’s Board of Directors extended and amended the Common Stock Repurchase Program of the Company, which was originally authorized in 2002. As amended, the Program authorizes the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of the Company’s outstanding common stock, from time to time, during the next five years, i.e., through July 31, 2012. No shares were purchased under the Repurchase Program in 2005, 2006, or 2007. CH Energy Group intends to set repurchase targets, if any, based on circumstances then prevailing.

          For more information on CH Energy Group’s and Central Hudson’s financing program, see Note 7 - “Short-Term Borrowing Arrangements,” Note 8 - “Capitalization - Common and Preferred Stock,” and Note 9 - “Capitalization - Long-Term Debt.”

Parental Guarantees

          For information on parental guarantees issued by CH Energy Group and CHEC, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Parental Guarantees.”

Product Warranties

          For information on product warranties issued by Griffith, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Product Warranties.”

Environmental Matters

          For information on environmental matters related to CH Energy Group, Central Hudson, CHEC, and Griffith, see subcaption “Environmental Matters” in Note 12 – “Commitments and Contingencies” under the caption “Contingencies.”

Related Parties

          For information on related parties to CH Energy Group and Central Hudson, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Related Party Transactions.”

COMMON STOCK DIVIDENDS AND PRICE RANGES

          CH Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective common stock in each year commencing in 1903, and the common stock has been listed on the New York Stock Exchange since 1945. The closing price as of December 31, 2007, and 2006, was $44.54, and $52.80, respectively. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

	2007			2006

	High	Low	Dividend	High	Low	Dividend

1st Quarter	$53.79	$45.93	$ 0.54	$49.41	$45.54	$ 0.54
2nd Quarter	50.78	43.49	0.54	48.70	44.63	0.54
3rd Quarter	50.22	42.85	0.54	52.41	46.68	0.54
4th Quarter	50.29	41.37	0.54	54.92	50.25	0.54

          In 2007, CH Energy Group maintained its quarterly dividend rate at $0.54 per share. In making future dividend decisions, CH Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial, and regulatory considerations.

          From December 31, 2007 through the end of January 2008, CH Energy Group’s share price has experienced significant volatility, and has declined from approximately $44.00 per share, trading as low as $35.00 per share. Subsequently, CH Energy Group’s share price has traded in the $37.00 to $40.00 range. Average daily volume has also increased since December 31, 2007, to 120,000 shares per day from approximately 80,000 shares per day. CH Energy Group’s share price movement has been generally mirroring that of the S&P 600 index, a small cap index that includes CH Energy Group. As speculation about a recession has increased over the last three months, it appears investors have rotated out of small cap stocks generally in favor of larger, more liquid and resilient stocks. Management cannot predict how long this trend will continue.

          The Settlement Agreement contains certain dividend payment restrictions on Central Hudson, including limitations on the amount of dividends payable if Central Hudson’s senior debt ratings are downgraded by more than one major rating agency due to performance or concerns about the financial condition of CH Energy Group or any CH Energy Group subsidiary other than Central Hudson. These limitations would result in the average annual income available for dividends on a two-year rolling average basis being reduced to: (i) 75%, if the downgrade were to a rating below “BBB+,” (ii) 50%, if the senior debt were placed on “Credit Watch” (or the equivalent) because of a rating below “BBB,” or (iii) no dividends payable if the downgrade were to a rating below “BBB-.” These limitations survived the June 30, 2001, expiration of the Settlement Agreement. Central Hudson is currently rated “A” or the equivalent and therefore the limitations noted above do not apply.

          The number of registered holders of common stock of CH Energy Group as of December 31, 2007, was 15,825.

          All of the outstanding common stock of Central Hudson and all of the outstanding common stock of CHEC is held by CH Energy Group.

CRITICAL ACCOUNTING POLICIES

          For a summary of all significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies.” The following accounting policies have been identified that could result in material changes to the financial condition, results of operations, or cash flows of CH Energy Group and its subsidiaries under different conditions or using different assumptions:

          Accounting for Regulated Operations: Central Hudson follows GAAP, including the provisions of SFAS No. 71, titled Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). The application of SFAS 71 may cause the allocation of costs to accounting periods to differ from accounting methods generally applied to non-regulated companies. See Note 2 – “Regulatory Matters” under the caption “Regulatory Accounting Policies” for additional discussion.

          Post–Employment Benefits: Central Hudson’s reported costs of providing non-contributory defined pension benefits as well as certain health care and life insurance benefits for retired employees are dependent upon numerous factors resulting from actual plan experience and assumptions of future plan performance. A change in assumptions regarding discount rates and expected long-term rate of return on plan assets, as well as current market conditions, could cause a significant change in the level of costs to be recorded. See Note 10 – “Post-Employment Benefits” for additional discussion.

          Use of Estimates: Preparation of the Consolidated Financial Statements in accordance with GAAP includes the use of estimates and assumptions by management that affect financial results, and actual results may differ from those estimated. See Note 1 – “Summary of Significant Accounting Policies” under the caption “Use of Estimates” for additional discussion.

          Accounting for Derivatives: CH Energy Group and its subsidiaries use derivatives to manage their commodity and financial market risks. All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value. For discussions relating to market risk and derivative instruments, see Item 7A – “Quantitative and Qualitative Disclosure About Market Risk” of this 10-K Annual Report and Note 14 – “Accounting for Derivative Instruments and Hedging Activities”.

          Goodwill and Other Intangible Assets: As required by SFAS No. 142, titled Goodwill and Other Intangible Assets, both goodwill and unamortized intangible assets are tested at least annually for impairment. Intangible assets with finite lives are amortized and are reviewed as required for impairment. Impairment testing compares the fair value of the reporting units to the carrying amount of assets. Fair value of goodwill is estimated using a discounted cash flow measurement. For information on CH Energy Group’s determination of an impairment, see Note 6 – “Goodwill and Other Intangible Assets.”

          Accounting for Deferred Taxes: CH Energy Group provides for income taxes based on the asset and liability method required by SFAS No. 109, titled Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and credit carry-forwards. See Note 4 – “Income Tax” for additional discussion.

ITEM 7A -	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The primary market risks for CH Energy Group and its subsidiaries and investments are commodity price risk and interest rate risk. Commodity price risk, related primarily to purchases of natural gas, electricity, petroleum products for resale to retail customers, is mitigated in several different ways. Central Hudson, as authorized by the PSC in the 2006 Rate Order, collects its actual purchased electricity and purchased natural gas costs from its customers through cost adjustment clauses in its rates. These adjustment clauses provide for the collection of costs, including risk management and working capital costs, from customers to reflect the actual costs incurred in obtaining supply. Risk management costs are defined by the PSC as “costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs and gains and losses associated with risk management instruments.” Griffith may increase the prices charged for the commodities it sells in response to changes in costs; however, its ability to raise prices is limited by what the competitive market in which it participates will bear.

Depending on market conditions, Central Hudson may enter into long-term fixed supply and long-term forward supply contracts for the purchase of these commodities. Central Hudson also uses natural gas storage facilities, which enable it to purchase and hold quantities of natural gas at pre-heating season prices for use during the heating season. CH Energy Group also bears commodity price risk for the purchase of corn and the sale of ethanol by Cornhusker Energy Lexington Holdings.

          Central Hudson and Griffith have in place an energy risk management program within their operations. This risk management program permits the use of derivative financial instruments for hedging purposes but does not permit their use for trading or speculative purposes. Central Hudson and Griffith have entered into either exchange-traded futures contracts or OTC contracts with third parties to hedge commodity price risk associated with the purchase of natural gas, electricity, and petroleum products and to hedge the effect on earnings due to significant variations in weather conditions from historical patterns. The types of derivative instruments typically used include natural gas futures and swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, put and call options to hedge oil purchases, and degree-day based weather derivatives to hedge weather variations. In this latter case, Central Hudson and Griffith use such derivative instruments to dampen the impact of weather variations on delivery revenues. OTC derivative transactions are entered into only with counter-parties that meet certain credit criteria. The creditworthiness of these counter-parties is determined primarily by reference to published credit ratings. Commodity price risk related to both corn and ethanol is managed by Cornhusker Energy Lexington Holdings, LLC at the entity level, not by CHEC or CH Energy Group directly.

          The use of derivative instruments for hedging purposes is discussed in more detail in Note 14 –“Accounting for Derivative Instruments and Hedging Activities”.

          Interest rate risk affects Central Hudson but is managed through the issuance of fixed-rate debt with varying maturities and of variable rate debt for which interest is reset on a periodic basis to reflect current market conditions. In the case of Central Hudson’s variable rate debt, the difference between costs associated with actual variable interest rates and costs embedded in customer rates is deferred for eventual refund to or recovery from customers. The variability in interest rates is also managed with the use of a derivative financial instrument known as an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory recovery mechanism. On April 1, 2006, Central Hudson replaced its expiring interest rate cap agreement with a new two-year agreement through April 1, 2008, with similar terms as the expired agreement. Please refer to Note 9 – “Capitalization – Long-Term Debt” and Note 15 – “Financial Instruments” for additional disclosure related to long-term debt.

ITEM 8 -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

II - Supplementary Data

          Supplementary data are included in “Selected Quarterly Financial Data (Unaudited)” referred to in “I” above, and reference is made thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CH Energy Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying CH Energy Group Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 10 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans and share based compensation in 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central Hudson Gas & Electric Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation and its subsidiary (collectively, the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Central Hudson Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 10 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans and share based compensation in 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 12, 2008

CH ENERGY GROUP
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING

          The management of CH Energy Group, Inc. (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting for CH Energy Group, Inc. (the “Corporation”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Corporation are being made only in accordance with authorization of Management and directors of the Corporation; and

•

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

          Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management determined that, as of December 31, 2007, the Corporation maintained effective internal control over financial reporting.

          The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT	CHRISTOPHER M. CAPONE
Chairman of the Board,	Executive Vice President
President, and	and Chief Financial Officer
Chief Executive Officer

February 12, 2008

CENTRAL HUDSON
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING

          The management of Central Hudson Gas & Electric Corporation (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting for Central Hudson Gas & Electric Corporation (the “Corporation”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Corporation are being made only in accordance with authorization of Management and directors of the Corporation; and

•

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

          Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management determined that, as of December 31, 2007, the Corporation maintained effective internal control over financial reporting.

          The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT	CHRISTOPHER M. CAPONE
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

February 12, 2008

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

	Year ended December 31,

	2007	2006	2005

Operating Revenues
Electric	$616,839	$503,908	$520,994
Natural gas	165,449	155,272	155,602
Competitive business subsidiaries	414,469	334,253	295,910

Total Operating Revenues	1,196,757	993,433	972,506

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	388,569	298,621	337,046
Purchased natural gas	110,123	105,643	106,285
Purchased petroleum	318,020	256,975	226,004
Other expenses of operation – regulated activities	153,978	124,820	99,439
Other expenses of operation – competitive business subsidiaries	75,740	60,702	55,003
Depreciation and amortization	35,923	35,701	36,219
Taxes, other than income tax	35,136	33,491	33,485

Total Operating Expenses	1,117,489	915,953	893,481

Operating Income	79,268	77,480	79,025

Other Income and Deductions
Income from unconsolidated affiliates	1,895	1,810	1,456
Interest on regulatory assets and investment income	8,406	9,867	10,360
Other – net	(1,279)	(1,063)	(2,716)

Total Other Income	$9,022	$10,614	$9,100

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (CONT’D)
(In Thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005

Interest Charges
Interest on long-term debt	$18,653	$16,425	$13,826
Interest on regulatory liabilities and other interest	4,254	3,987	3,219

Total Interest Charges	22,907	20,412	17,045

Income before income taxes, preferred dividends of subsidiary and minority interest	65,383	67,682	71,080

Income taxes (Note 4)	21,898	23,769	25,819
Minority Interest	(121)	(141)	—

Income before preferred dividends of subsidiary	43,606	44,054	45,261
Cumulative preferred stock dividends of subsidiary	970	970	970

Net Income	42,636	43,084	44,291
Dividends Declared on Common Stock	34,052	34,046	34,046

Balance Retained in the Business	$8,584	$9,038	$10,245

Common Stock:
Average shares outstanding
Basic	15,762	15,762	15,762
Diluted	15,779	15,779	15,767

Earnings per share:
Basic	$2.70	$2.73	$2.81
Diluted	$2.70	$2.73	$2.81

Dividends Declared Per Share	$2.16	$2.16	$2.16

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE
INCOME
(In Thousands)

	Year ended December 31,
	2007	2006	2005

Net Income	$42,636	$43,084	$44,291

Other Comprehensive Income:

Fair value of cash flow hedges – FAS 133:
Unrealized gains (losses) - net of tax of $(687), $353, and $(55)	1,031	(529)	83

Reclassification for losses (gains) realized in net income - net of tax of $(44), $(116), and $64	67	174	(96)

Net unrealized gains on investments held by Equity method investees - net of tax of $(402), $(231), and $(90)	604	346	136

Other comprehensive income	1,702	(9)	123

Comprehensive Income	$44,338	$43,075	$44,414

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2007	2006	2005

Operating Activities:
Net Income	$42,636	$43,084	$44,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,923	35,701	36,219
Deferred income taxes – net	5,349	23,224	14,555
Provision for uncollectibles	5,853	5,675	4,375
Undistributed equity in earnings of unconsolidated affiliates	(18)	(726)	(586)
Pension expense	12,697	(2,405)	(13,980)
OPEB expense	10,097	5,217	1,944
Regulatory liability-rate moderation	(18,425)	(13,977)	—
Regulatory asset amortization	1,509	—	—
Minority interest	(121)	(141)	—
Gain on sale of property and plant	(627)	(3,421)	—

Changes in operating assets and liabilities – net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(65,210)	15,385	(34,425)
Fuel and materials and supplies	(3,764)	515	(6,763)
Special deposits and prepayments	(4,390)	(4,303)	(1,403)
Prepaid income taxes	11,244	(10,074)	2,069
Accounts payable	1,576	(13,265)	11,508
Accrued taxes and interest	1,316	489	527
Customer advances	(2,687)	15,955	(4,135)
Pension plan contribution	(6,347)	(7,513)	(524)
OPEB contribution	(6,547)	(3,193)	(5,984)
Regulatory liability-MGP site remediations	(5,050)	(1,485)	(711)
Deferred natural gas and electric costs	(3,310)	3,561	(14,513)
Customer benefit fund	(893)	(3,205)	(4,146)
Other – net	22,268	2,790	16,432

Net cash provided by operating activities	33,079	87,888	44,750

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (CONT’D)
(In Thousands)

	Year ended December 31,
	2007	2006	2005

Investing Activities:
Purchase of short-term investments	$(69,293)	$(36,206)	$(43,625)
Proceeds from sale of short-term investments	108,359	35,695	50,225
Proceeds from sale of property and plant	4,574	3,776	—
Additions to utility and other property and plant	(84,601)	(75,070)	(63,879)
Issuance of notes receivable	(4,200)	(2,144)	(4,595)
Proceeds from repayment of notes receivable	—	1,750	—
Acquisitions made by competitive business subsidiaries	(25,614)	(14,732)	(8,499)
Other – net	(2,899)	(1,742)	(3,036)

Net cash used in investing activities	(73,674)	(88,673)	(73,409)

Financing Activities:
Redemption of long-term debt	(33,000)	—	—
Proceeds from issuance of long-term debt	66,000	27,000	24,000
Redemption of preferred stock	—	—	(3)
Borrowings (repayments) of short-term debt – net	29,500	(17,000)	18,000
Dividends paid on common stock	(34,046)	(34,046)	(34,046)
Debt issuance costs	(667)	(458)	(299)

Net cash provided by (used in) financing activities	27,787	(24,504)	7,652

Net Change in Cash and Cash Equivalents	(12,808)	(25,289)	(21,007)
Cash and Cash Equivalents at Beginning of Year	24,121	49,410	70,417

Cash and Cash Equivalents at End of Year	$11,313	$24,121	$49,410

Supplemental Disclosure of Cash Flow Information:
Interest paid	$20,001	$21,251	$16,797
Federal and state income tax paid	$13,096	$10,807	$13,028
Additions to plant included in liabilities	$12,304	$4,169	$3,171

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)

	December 31,
ASSETS	2007	2006

Utility Plant
Electric	$807,412	$768,808
Natural gas	248,894	239,317
Common	113,494	112,426

	1,169,800	1,120,551

Less: Accumulated depreciation	354,353	344,540

	815,447	776,011

Construction work in progress	75,866	51,041

Net Utility Plant	891,313	827,052

Other Property and Plant – net	31,236	33,822

Current Assets
Cash and cash equivalents	11,313	24,121
Short-term investments – available-for-sale securities	3,545	42,611
Accounts receivable from customers - net of allowance for doubtful accounts; $4.8 million in 2007 and $5.8 million in 2006	139,107	80,862
Accrued unbilled utility revenues	12,022	9,772
Other receivables	6,568	7,706
Fuel and materials and supplies	33,321	27,930
Regulatory assets (Note 2)	35,012	31,332
Prepaid income taxes	—	11,244
Fair value of derivative instruments	1,218	—
Special deposits and prepayments	28,108	23,655
Accumulated deferred income tax (Note 4)	7,378	5,875

Total Current Assets	277,592	265,108

Deferred Charges and Other Assets
Regulatory assets – pension plan (Notes 2 and 10)	51,393	99,281
Regulatory assets – OPEB (Notes 2 and 10)	15,967	36,392
Regulatory assets (Note 2)	86,821	83,102
Goodwill	63,433	52,828
Other intangible assets – net	35,720	27,550
Unamortized debt expense	4,345	4,041
Investments in unconsolidated affiliates	12,226	12,651
Other Investments	8,613	7,553
Other	16,089	11,152

Total Deferred Charges and Other Assets	294,607	334,550

Total Assets	$1,494,748	$1,460,532

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT’D)
(In Thousands)

	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

Capitalization
Common Stock, 30,000,000 shares authorized:
15,762,000 shares outstanding, 16,862,087 shares issued, $0.10 par value	$1,686	$1,686
Paid-in capital	351,230	351,230
Retained earnings	215,639	207,055
Treasury stock (1,100,087 shares)	(46,252)	(46,252)
Accumulated other comprehensive income (loss)	1,173	(529)
Capital stock expense	(328)	(328)

Total Common Shareholders’ Equity	523,148	512,862

Cumulative Preferred Stock
Not subject to mandatory redemption (Note 8)	21,027	21,027

Long-term debt (Note 9)	403,892	337,889

Total Capitalization	948,067	871,778

Current Liabilities
Current maturities of long-term debt	—	33,000
Notes payable	42,500	13,000
Accounts payable	44,880	41,840
Accrued interest	6,127	5,645
Dividends payable	8,760	8,754
Accrued vacation and payroll	7,640	5,963
Customer advances	23,045	25,732
Customer deposits	8,126	7,954
Regulatory liabilities (Note 2)	9,392	21,651
Fair value of derivative instruments	1,235	3,582
Accrued environmental remediation costs	2,703	3,400
Accrued income taxes	834	—
Deferred revenues	7,437	5,455
Other	16,820	14,112

Total Current Liabilities	179,499	190,088

Deferred Credits and Other Liabilities
Regulatory liabilities (Note 2)	111,663	107,796
Operating reserves	5,212	4,906
Accrued environmental remediation costs	15,027	17,354
Accrued OPEB costs	55,560	68,818
Accrued pension costs	11,202	47,299
Other	19,805	12,566

Total Deferred Credits and Other Liabilities	218,469	258,739

Minority interest	1,345	1,481

Accumulated Deferred Income Tax (Note 4)	147,368	138,446

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,494,748	$1,460,532

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock, $0.10 par value; 30,000,000 shares authorized
	Common Stock		Treasury Stock

	Shares Issued	Amount ($000)	Shares Repurchased	Amount ($000)	Paid-In Capital ($000)

Balance at January 1, 2005	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230
Net income
Dividends declared ($2.16 per share)
Change in fair value:
Derivative instruments
Investments
Reclassification adjustments for gains recognized in net income

Balance at December 31, 2005	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230
Net income
Dividends declared ($2.16 per share)
Change in fair value:
Derivative instruments
Investments
Reclassification adjustments for losses recognized in net income

Balance at December 31, 2006	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230
Net income
Dividends declared ($2.16 per share)
Change in fair value:
Derivative instruments
Investments
Reclassification adjustments for losses recognized in net income

Balance at December 31, 2007	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’
EQUITY

	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Common Shareholders’ Equity

(In Thousands)
Balance at January 1, 2005	$(328)	$187,772	$(643)	$493,465
Net income		44,291		44,291
Dividends declared ($2.16 per share)		(34,046)		(34,046)
Change in fair value:
Derivative instruments			83	83
Investments			136	136
Reclassification adjustments for gains recognized in net income			(96)	(96)

Balance at December 31, 2005	$(328)	$198,017	$(520)	$503,833
Net income		43,084		43,084
Dividends declared ($2.16 per share)		(34,046)		(34,046)
Change in fair value:
Derivative instruments			(529)	(529)
Investments			346	346
Reclassification adjustments for losses recognized in net income			174	174

Balance at December 31, 2006	$(328)	$207,055	$(529)	$512,862
Net income		42,636		42,636
Dividends declared ($2.16 per share)		(34,052)		(34,052)
Change in fair value:
Derivative instruments			1,031	1,031
Investments			604	604
Reclassification adjustments for losses recognized in net income			67	67

Balance at December 31, 2007	$(328)	$215,639	$1,173	$523,148

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

	Year ended December 31,
	2007	2006	2005

Operating Revenues
Electric	$616,839	$503,908	$520,994
Natural gas	165,449	155,272	155,602

Total Operating Revenues	782,288	659,180	676,596

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	383,806	295,624	337,046
Purchased natural gas	110,123	105,643	106,285
Other expenses of operation	153,978	124,820	99,439
Depreciation and amortization	28,399	29,002	29,874
Taxes, other than income tax	34,576	33,135	33,161

Total Operating Expenses	710,882	588,224	605,805

Operating Income	71,406	70,956	70,791

Other Income and Deductions
Interest on regulatory assets and other interest income	5,743	6,516	7,316
Other – net	(480)	(661)	(1,491)

Total Other Income	5,263	5,855	5,825

Interest Charges
Interest on other long-term debt	18,653	16,425	13,826
Interest on regulatory liabilities and other interest	4,254	3,987	3,219

Total Interest Charges	22,907	20,412	17,045

Income before income taxes	53,762	56,399	59,571

Income taxes (Note 4)	20,326	21,528	23,936

Net Income	$33,436	$34,871	$35,635

Dividends Declared on Cumulative Preferred Stock	970	970	970

Income Available for Common Stock	$32,466	$33,901	$34,665

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year ended December 31,
	2007	2006	2005

Net Income	$33,436	$34,871	$35,635
Other Comprehensive Income	—	—	—

Comprehensive Income	$33,436	$34,871	$35,635

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2007	2006	2005

Operating Activities:
Net Income	$33,436	$34,871	$35,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,399	29,002	29,874
Deferred income taxes – net	3,105	21,256	12,811
Provision for uncollectibles	4,850	4,435	3,592
Pension expense	12,697	(2,405)	(13,980)
OPEB expense	10,097	5,217	1,944
Regulatory liability – rate moderation	(18,425)	(13,977)	—
Regulatory asset amortization	1,509	—	—
Gain on sale of property and plant	(468)	(2,724)	—

Changes in operating assets and liabilities – net:
Accounts receivable, unbilled revenues and other receivables	(39,577)	12,179	(23,829)
Fuel and materials and supplies	(1,466)	607	(6,204)
Special deposits and prepayments	(3,409)	(4,841)	(187)
Prepaid income taxes	10,477	(10,477)	4,373
Accounts payable	(4,111)	(8,466)	7,933
Accrued taxes and interest	3,771	165	851
Customer advances	(5,065)	11,133	(4,138)
Pension plan contribution	(6,347)	(7,513)	(524)
OPEB contribution	(6,547)	(3,193)	(5,984)
Regulatory liability – MGP site remediations	(5,050)	(1,485)	(711)
Deferred natural gas and electric costs	(3,310)	3,561	(14,513)
Customer benefit fund	(893)	(3,205)	(4,146)
Other – net	19,125	3,772	11,468

Net cash provided by operating activities	32,798	67,912	34,265

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS (CONT’D)
(In Thousands)

	Year ended December 31,
	2007	2006	2005

Investing Activities:
Proceeds from sale of property and plant	862	3,011	—
Additions to utility plant	(81,288)	(71,411)	(60,142)
Other – net	(2,853)	(2,106)	(1,846)

Net cash used in investing activities	(83,279)	(70,506)	(61,988)

Financing Activities:
Redemption of long-term debt	(33,000)	—	—
Proceeds from issuance of long-term debt	66,000	27,000	24,000
Redemption of preferred stock	—	—	(3)
Borrowings (repayments) of short-term debt – net	29,500	(17,000)	18,000
Dividends paid to parent – CH Energy Group	(8,500)	(8,500)	(17,000)
Dividends paid on cumulative preferred stock	(970)	(970)	(970)
Debt issuance costs	(667)	(458)	(299)

Net cash provided by financing activities	52,363	72	23,728

Net Change in Cash and Cash Equivalents	1,882	(2,522)	(3,995)
Cash and Cash Equivalents at Beginning of Year	1,710	4,232	8,227

Cash and Cash Equivalents at End of Year	$3,592	$1,710	$4,232

Supplemental Disclosure of Cash Flow Information:
Interest paid	$20,001	$17,649	$13,814
Federal and state income tax paid	$13,619	$10,766	$11,875
Additions to plant included in liabilities	$12,304	$4,169	$3,171

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET
(In Thousands)

	December 31,
ASSETS	2007	2006

Utility Plant
Electric	$807,412	$768,808
Natural Gas	248,894	239,317
Common	113,494	112,426

	1,169,800	1,120,551

Less: Accumulated depreciation	354,353	344,540

	815,447	776,011

Construction work in progress	75,866	51,041

Net Utility Plant	891,313	827,052

Other Property and Plant – net	415	434

Current Assets
Cash and cash equivalents	3,592	1,710
Accounts receivable from customers – net of allowance for doubtful accounts; $2.8 million in 2007 and $3.8 million in 2006	81,264	48,611
Accrued unbilled utility revenues	12,022	9,772
Other receivables	2,858	3,034
Fuel and materials and supplies – at average cost	24,270	22,804
Regulatory assets (Note 2)	35,012	31,332
Prepaid income taxes	—	10,477
Special deposits and prepayments	24,481	21,009
Accumulated deferred income tax (Note 4)	6,676	4,600

Total Current Assets	190,175	153,349

Deferred Charges and Other Assets
Regulatory assets – pension plan (Notes 2 and 10)	51,393	99,281
Regulatory assets – OPEB (Notes 2 and 10)	15,967	36,392
Regulatory assets (Note 2)	86,821	83,102
Unamortized debt expense	4,345	4,041
Other Investments	8,570	7,553
Other	3,695	4,619

Total Deferred Charges and Other Assets	170,791	234,988

Total Assets	$1,252,694	$1,215,823

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET (CONT’D)
(In Thousands)

	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311
Paid-in capital	174,980	174,980
Retained earnings	92,676	68,710
Capital stock expense	(4,961)	(4,961)

Total Common Shareholder’s Equity	347,006	323,040

Cumulative Preferred Stock
Not subject to mandatory redemption (Note 8)	21,027	21,027

Long-term debt (Note 9)	403,892	337,889

Total Capitalization	771,925	681,956

Current Liabilities
Current maturities of long-term debt	—	33,000
Notes payable	42,500	13,000
Accounts payable	29,771	32,418
Accrued interest	6,127	5,645
Dividends payable – preferred stock	242	242
Accrued vacation and payroll	5,235	4,682
Customer advances	10,842	15,907
Customer deposits	7,990	7,811
Regulatory liabilities (Note 2)	9,392	21,651
Fair value of derivative instruments	1,235	2,971
Accrued income taxes	3,289	—
Accrued environmental remediation costs	2,450	3,400
Other	10,695	8,884

Total Current Liabilities	129,768	149,611

Deferred Credits and Other Liabilities
Regulatory liabilities (Note 2)	111,663	107,796
Operating reserves	4,243	3,936
Accrued environmental remediation costs	13,679	15,457
Accrued OPEB costs	55,560	68,818
Accrued pension costs	11,202	47,299
Other	19,390	11,802

Total Deferred Credits and Other Liabilities.	215,737	255,108

Accumulated Deferred Income Tax (Note 4)	135,264	129,148

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,252,694	$1,215,823

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

	Common Stock, $5.00 par value; 30,000,000 shares authorized

	Common Stock		Treasury Stock
					Paid-In Capital ($000)
	Shares Issued	Amount ($000)	Shares Repurchased	Amount ($000)

Balance at January 1, 2005	16,862,087	$84,311	—	$ —	$174,980

Net income
Dividends declared
On cumulative preferred stock
On common stock to parent – CH Energy Group

Balance at December 31, 2005	16,862,087	$84,311	—	$ —	$174,980

Net income
Dividends declared
On cumulative preferred stock
On common stock to parent – CH Energy Group

Balance at December 31, 2006	16,862,087	$84,311	—	$ —	$174,980

Net income
Dividends declared
On cumulative preferred stock
On common stock to parent – CH Energy Group

Balance at December 31, 2007	16,862,087	$84,311	—	$ —	$174,980

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY (CONT’D)

(In Thousands)	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Common Shareholder’s Equity

Balance at January 1, 2005	($4,961)	$25,644	$ —	$279,974

Net income		35,635		35,635
Dividends declared
On cumulative preferred stock		(970)		(970)
On common stock to parent – CH Energy Group		(17,000)		(17,000)

Balance at December 31, 2005	($4,961)	$43,309	$ —	$297,639

Net income		34,871		34,871
Dividends declared
On cumulative preferred stock		(970)		(970)
On common stock to parent – CH Energy Group		(8,500)		(8,500)

Balance at December 31, 2006	($4,961)	$68,710	$ —	$323,040

Net income		33,436		33,436
Dividends declared
On cumulative preferred stock		(970)		(970)
On common stock to parent – CH Energy Group		(8,500)		(8,500)

Balance at December 31, 2007	($4,961)	$92,676	$ —	$347,006

The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          CH Energy Group, Inc. (“CH Energy Group”) is the holding company parent corporation of Central Hudson Gas & Electric Corporation (“Central Hudson”) and Central Hudson Enterprises Corporation (“CHEC”). Central Hudson and CHEC are each wholly owned by CH Energy Group. Their businesses are comprised of a regulated electric utility and regulated natural gas utility, fuel distribution, cogeneration, energy management, and investments in energy-related assets.

          Central Hudson has one wholly owned subsidiary: Phoenix Development Company, Inc. (“Phoenix”). CHEC has two wholly owned subsidiaries: Griffith Energy Services, Inc. (“Griffith”) and CH-Auburn Energy, LLC (“CH-Auburn”).

          On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale Biomass, LLC (“Lyonsdale”). The operating results of Lyonsdale are consolidated in the financial statements of CH Energy Group. The minority interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale.

          CHEC’s investments in limited partnerships (“Partnerships”) and limited liability companies are accounted for under the equity method. CH Energy Group’s proportionate share of the change in fair value of available for sale securities held by the Partnerships is recorded in CH Energy Group’s Consolidated Statement of Comprehensive Income. For more information, see Note 5 – “Acquisitions and Investments.”

Basis of Presentation

          This Annual Report on Form 10-K for the period ended December 31, 2007 (“10-K Annual Report”), is a combined report of CH Energy Group and Central Hudson. The Notes to the Consolidated Financial Statements apply to the Consolidated Financial Statements of both CH Energy Group and Central Hudson. CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CHEC. Intercompany balances and transactions have been eliminated in consolidation.

          The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). For additional information regarding regulatory accounting see Note 2 – “Regulatory Matters.”

Reclassification

          Certain amounts in the 2005 and 2006 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.

Use of Estimates

          Preparation of the financial statements in accordance with GAAP includes the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimated, but the methods used by CH Energy Group to prepare estimates have historically produced reliable results. Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), reserves for uncollectible accounts receivable, other operating reserves, unbilled revenues, and pension and other post-retirement benefits. Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties (as described in this Note under the caption “Depreciation and Amortization”). Amortizable intangible assets include customer relationships related to Griffith, which are amortized based on an assessment of customer turnover as described in Note 6 – “Goodwill and Other Intangible Assets.” Depreciation and amortization amounts charged to CH Energy Group’s operations for years 2007, 2006, and 2005, are $35.9 million, $35.7 million, and $36.2 million, respectively. Depreciation and amortization amounts charged to Central Hudson’s operations for years 2007, 2006, and 2005 are $28.4 million, $29.0 million, and $29.9 million, respectively.

          Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including special collection issues. The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims. Unbilled revenues are determined based on the estimated sales for bimonthly accounts that have not been billed by Central Hudson in the current month. The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained. Estimated unbilled revenues are reported as current assets, and include amounts recorded both in revenues and as a regulatory liability. Revenues for 2007 include an estimate of $7.8 million for unbilled revenues, revenues for 2006 include an estimate of $6.6 million for unbilled revenues, and revenues for 2005 include an estimate of $6.3 million. Pursuant to regulatory requirements, a portion of unbilled revenue is offset by a regulatory liability and is not included in revenues. The portion of unbilled revenues offset by a regulatory liability at December 31, 2007 and 2006, respectively was $4.2 million and $3.2 million, respectively.

          The significant assumptions and estimates used to account for the pension plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the retirement plan and post-retirement plan assets, the rate of compensation increase, and the method of amortizing gains and losses.

          Estimates are also reflected for certain commitments and contingencies where there is sufficient basis to project a future obligation. Disclosures related to these certain commitments and contingencies are included in Note 12 – “Commitments and Contingencies.”

Rates, Revenues, and Cost Adjustment Clauses

          Central Hudson’s electric and natural gas retail rates are regulated by the New York State Public Service Commission (“PSC”). Transmission rates, facilities charges, and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission (“FERC”).

          Central Hudson’s tariffs for retail electric and natural gas service include purchased electricity and purchased natural gas cost adjustment clauses by which electric and natural gas rates are adjusted to collect the actual purchased electricity and purchased natural gas costs incurred in providing service.

Revenue Recognition

          Central Hudson records revenue on the basis of meters read. In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month. The estimate covers 30 days subsequent to the meter-read date. As of December 31, 2007, and 2006, the unrecognized estimated electric unbilled revenues were $10.2 million and $8.5 million, respectively. The full amount of estimated natural gas unbilled revenues are recognized on the Consolidated Balance Sheet.

          Griffith records revenue when products are delivered to customers or services have been rendered. Deferred revenues include unamortized payments from fuel oil burner maintenance and tank service agreements. These agreements require a onetime payment from the customer at inception of the agreements.

          For Central Hudson and Griffith, payments received from customers who participate in budget billing, whose balance represents the amount paid in excess of deliveries received at December 31, are included in customer advances. At the conclusion of the heating season, each such customer’s budget billings are reconciled with their actual purchases and the accounts are settled.

Cash and Cash Equivalents

          For the purposes of the Consolidated Statement of Cash Flows, CH Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

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

Fuel and Materials and Supplies

          Fuel and materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method

Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

The following is a summary of CH Energy Group’s and Central Hudson’s inventories:

	CH Energy Group		Central Hudson

As of December 31,	2007	2006	2007	2006

	(In Thousands)
Natural Gas	$16,250	$15,640	$16,250	$15,640
Petroleum Products and Propane	6,794	3,680	554	493
Fuel Used In Electric Generation	696	393	371	233
Materials and Supplies	9,581	8,217	7,095	6,438

Total	$33,321	$27,930	$24,270	$22,804

Utility Plant – Central Hudson

          The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits, and allowances for funds used during construction (“AFUDC”), as further discussed below. The replacement of minor items of property is included in operating expenses.

          The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service as required by the PSC.

          The following summarizes the type and amount of assets included in the Electric, Natural Gas, and Common categories of Central Hudson’s utility plant balances at December 31, 2007, and 2006:

	Estimated Depreciable Life in Years	Utility Plant (In Thousands)
		2007	2006

Electric
Production	27-75	$23,786	$23,842
Transmission	28-85	179,387	174,665
Distribution	11-80	603,373	569,435
Other	40	866	866

Total		$807,412	$768,808

Natural Gas
Production	25-75	$5,245	$5,147
Transmission	18-70	42,202	41,931
Distribution	30-85	200,954	191,746
Other	N/A	493	493

Total		$248,894	$239,317

Common
Land and Structures	50	$37,022	$36,991
Office and Other Equipment, Radios, and Tools	8-35	35,486	36,115
Transportation Equipment	8-12	38,989	38,426
Other	5	1,997	894

Total		$113,494	$112,426

Allowance For Funds Used During Construction

          Central Hudson’s regulated utility plant includes AFUDC, which is defined as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFUDC rate was 5.25% in 2007, 5.25% in 2006, and 3.75% in 2005. The amounts recorded for years 2007, 2006, and 2005 are $1.1 million, $0.6 million, and $0.4 million, respectively.

Depreciation and Amortization

          The regulated assets of Central Hudson include electric, natural gas, and common assets and are listed under the heading “Utility Plant” on Central Hudson’s and

CH Energy Group’s Consolidated Balance Sheets. The accumulated depreciation associated with these regulated assets is also reported on the Consolidated Balance Sheets.

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

          Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 143, titled Accounting for Asset Retirement Obligations (“SFAS 143”), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS No. 71, titled Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $47.8 million and $44.6 million of net cost of removal as a regulatory liability as of December 31, 2007 and 2006, respectively.

          Central Hudson performs depreciation studies periodically and, upon approval by the PSC, periodically adjusts the depreciation rates of its various classes of depreciable property. Central Hudson’s composite rates for depreciation were 2.78% in 2007, 2.95% in 2006, and 3.15% in 2005 of the original average cost of depreciable property. The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31 was 30.4% in 2007, 30.9% in 2006, and 31.1% in 2005.

          The property and plant assets of Griffith and Lyonsdale are reported net of accumulated depreciation on CH Energy Group’s Consolidated Balance Sheet as “Other Property and Plant - net.” Accumulated depreciation for Griffith was $20.5 million and $17.3 million at December 31, 2007 and 2006, respectively. Accumulated depreciation for Lyonsdale was $1.3 million and $0.6 million at December 31, 2007 and 2006, respectively.

          For financial statement purposes, Griffith’s and Lyonsdale’s depreciation provisions are computed on the straight-line method using depreciation rates based on the estimated useful lives of the depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

          CH Energy Group’s depreciation expense, which includes Central Hudson, Griffith, and Lyonsdale, was $32.2 million, $32.6 million, and $33.4 million in the years ended December 31, 2007, 2006, and 2005, respectively.

          Amortization of intangibles (other than goodwill) is computed on the straight-line method over the assets’ expected useful lives. See Note 6 – “Goodwill and Other Intangible Assets” for further discussion.

Research and Development

          Central Hudson is engaged in the conduct and support of research and development (“R&D”) activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy. Central Hudson’s R&D expenditures were $3.5 million in 2007, $3.2 million in 2006, and $3.3 million in 2005. These expenditures were for internal research programs and for contributions to research administered by New York State Energy Research and Development Authority (“NYSERDA”), the Electric Power Research Institute, and other industry organizations. R&D expenditures are provided for in Central Hudson’s rates charged to customers for electric and natural gas delivery service. In addition, the PSC has authorized that differences between R&D expense and the rate allowances covering these costs be deferred for future recovery from or return to customers.

Income Tax

          CH Energy Group and its subsidiaries file consolidated federal and state income tax returns. Income taxes are deferred under the asset and liability method in accordance with SFAS No. 109, titled Accounting for Income Taxes (“SFAS 109”). Under the asset and liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues. For federal and state income tax purposes, CH Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets. Deferred investment tax credits are amortized over the estimated life of the properties giving rise to the credits. For state income tax purposes, Central Hudson uses book depreciation for property placed in service in 1999 or earlier in accordance with transition property rules under Article 9-A of the New York State Tax Law. Griffith and Lyonsdale file state income tax returns in those states in which they conduct business. For more information, see Note 4 – “Income Tax.”

Equity–Based Compensation

          CH Energy Group has an equity-based employee compensation plan that is described more fully in Note 11 – “Equity-Based Compensation.”

Earnings Per Share

The following table presents CH Energy Group’s basic and diluted earnings per share included on the Consolidated Statement of Income:

	Year ended December 31,
	2007			2006			2005

	(In Thousands, except for Earnings Per Share)
	Avg. Shares	Net Income	$/Share	Avg. Shares	Net Income	$/Share	Avg. Shares	Net Income	$/Share

Earnings applicable to common stock – continuing operations		$42,636			$43,084			$44,291
Average number of common shares outstanding – basic	15,762		$2.70	15,762		$2.73	15,762		$2.81
Average dilutive effect of:
Stock options (1) (2)	1	(31)	—	3	(18)	—	2	(43)	—
Performance shares (2)	16	—	—	14	—	—	3	—	—

Average number of common shares outstanding – diluted	15,779	$42,605	$2.70	15,779	$43,066	$2.73	15,767	$44,248	$2.81

(1)

For 2007 and 2005, certain stock options have been excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock shares for each of the years presented. The number of common stock shares represented by the options excluded from the above calculation were 18,420 for 2007 and 36,900 shares for 2005. For 2006, there are no stock options excluded from the above calculation.

(2)	See Note 11 – “Equity-Based Compensation” for additional information regarding stock options and performance shares.

Related Party Transactions

          Thompson Hine LLP serves as general counsel to CH Energy Group and Central Hudson. Two partners in that firm serve as Secretary and Assistant Secretary of each corporation. The Secretary and Assistant Secretary appointments serve to assist in the closure of specified transactions in the ordinary course of business. While neither partner receives additional compensation for these appointments, time spent performing these duties is charged to CH Energy Group and Central Hudson on an hourly basis. The combined total fees paid and accrued by CH Energy Group and Central Hudson to Thompson Hine LLP were $3.4 million in 2007, $2.6 million in 2006, and $2.9 million in 2005.

Parental Guarantees

          CH Energy Group and CHEC have issued guarantees in conjunction with certain commodity and derivative contracts and borrowing agreements that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary’s intended commercial purposes.

          The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by the CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges. At December 31, 2007, the aggregate amount of subsidiary obligations covered by these guarantees was $11.1 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

Product Warranties

          Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranty and service contracts. CH Energy Group’s approximate aggregate potential liability for product warranties at December 31, 2007 and 2006 was not material. CH Energy Group’s liabilities for these product warranties were determined by accruing the present value of future warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

FIN 46R – Consolidation of Variable Interest Entities

          FASB Interpretation No. 46, titled Consolidation of Variable Interest Entities (“FIN 46R”), clarifies the application of Accounting Research Bulletin No. 51, titled Consolidated Financial Statements, as it relates to the consolidation of a variable interest entity (“VIE”). FIN 46R provides guidance on the identification of a variable interest and a VIE to determine when the assets, liabilities, and results of operations should be consolidated in a company’s financial statements. A VIE is an entity that is not controllable through voting interests where the equity investment at risk is not sufficient to permit the VIE to finance its activities without additional subordinated financial support provided by any party, including the equity holders. A company that holds a variable interest in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.

          CH Energy Group and its subsidiaries do not have any interests in special purpose entities and do not have material affiliations with any VIEs that require consolidation under the provisions of FIN 46R.

NOTE 2 - REGULATORY MATTERS

          In response to the May 1996 Order, the PSC issued in its generic Competitive Opportunities Proceeding, Central Hudson, PSC Staff, and certain other parties entered into the Settlement Agreement. The PSC approved the Settlement Agreement by its final Order effective June 30, 1998, for which a final amendment was approved as of March 7, 2000.

          The Settlement Agreement, which expired on June 30, 2001, included the following major provisions which survive its expiration date: (i) certain limitations on ownership of electric generation facilities by Central Hudson and its affiliates in Central Hudson’s franchise territory; (ii) standards of conduct in transactions between Central Hudson, CH Energy Group, and any other subsidiaries of CH Energy Group (such as CHEC and Griffith); (iii) prohibitions against Central Hudson making loans to CH Energy Group or any other subsidiary of CH Energy Group and against Central Hudson guaranteeing debt of CH Energy Group or any other subsidiary of CH Energy Group; (iv) limitations on the transfer of Central Hudson employees to CH Energy Group or other CH Energy Group subsidiaries; (v) certain dividend payment restrictions on Central Hudson; and (vi) treatment of savings up to the amount of an acquisition’s or merger’s premium or costs flowing from a merger with another utility company.

Regulatory Accounting Policies

          Central Hudson follows GAAP, which for regulated public utilities includes SFAS 71. Under SFAS 71, regulated companies such as Central Hudson apply AFUDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities (see the caption “Summary of Regulatory Assets and Liabilities” of this Note) when it is probable that those costs and credits will be recoverable through the rate-making process in a period different from when they otherwise would have been reflected in income. For Central Hudson, these deferred regulatory assets and liabilities, and the related deferred taxes, are then either eliminated by offset as directed by the PSC or reflected in the consolidated statement of income in the period in which the same amounts are reflected in rates. In addition, current accounting practices reflect the regulatory accounting authorized in the most recent settlement agreement or rate order, as the case may be.

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities:

At December 31,	2007	2006

	(In Thousands)
Regulatory Assets (Debits):

Current:
Deferred purchased electric and natural gas costs (Note 1)	$29,477	$26,167
FAS 133 – deferred unrealized losses (Note 14)	1,235	2,971
Residual natural gas deferred balances	4,300	2,194

	35,012	31,332

Long-term:
Deferred pension costs	$51,393	$99,281
Carrying charges – pension reserve	6,477	2,134
Deferred costs – manufactured gas sites (Note 12)	17,386	15,106
Deferred OPEB costs (Note 10)	15,967	36,392
Deferred debt expense on re-acquired debt (Note 8)	6,032	6,626
Residual natural gas deferred balances	25,298	28,525
Income taxes recoverable through future rates	22,399	22,847
Other	9,229	7,864

	154,181	218,775

Total Regulatory Assets	$189,193	$250,107

Regulatory Liabilities (Credits):

Current:
Rate moderation – excess electric depreciation reserve	$5,930	$17,396
Income taxes refundable through future rates	3,462	4,255

	9,392	21,651
Long-term:
Customer benefit fund	$4,865	$5,758
Deferred cost of removal (Note 1)	47,819	44,602
Excess electric depreciation reserve	32,371	39,956
Income taxes refundable through future rates	9,488	9,349
Other	17,120	8,131

	111,663	107,796

Total Regulatory Liabilities	$121,055	$129,447

Net Regulatory Assets	$68,138	$120,660

          The significant regulatory assets and liabilities include:

           Deferred Pension Costs: As discussed further in Note 10 – “Post-Employment Benefits,” the amount of deferred pension cost undercollected as of December 31, 2007, and December 31, 2006, includes $48.4 million and $97.2 million, respectively, related to the accounting required under SFAS 158 for recording the funded status. The remaining $3.0 million and $2.1 million are the cumulative undercollected pension costs to be recovered from Central Hudson’s customers.

           Carrying Charges – Pension Reserve: Under the policy of the PSC regarding pension costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to Central Hudson’s defined benefit pension plan. For further discussion regarding this plan, see Note 10 – “Post-Employment Benefits.”

           Residual Natural Gas Deferred Balances: The net regulatory asset balance to be amortized over a seven-year period beginning July 1, 2007, as prescribed by the 2006 Rate Order.

           Income Taxes Recoverable: Regulatory asset balance established to offset deferred tax liabilities determined under the provisions of SFAS 109 and for which it is probable that they will be recoverable from customers.

           Excess Electric Depreciation Reserve: The 2006 Rate Order prescribes the use of excess depreciation reserves to offset regulatory assets and to apply the remainder for rate moderation.

           Income Taxes Refundable: Central Hudson adopted SFAS 109 in 1993, with the effect of increasing Central Hudson’s net deferred taxes. As it is probable that the related balances will be refundable to customers, Central Hudson established a net regulatory liability for these balances.

           Customer Benefit Fund: The 2006 Order prescribes the use of the residual balance to fund economic development and competitive metering initiative programs.

          In terms of recoverability, regulatory asset balances at December 31, 2007, reflect the following (in millions):

          Balances with offsetting accrued liability balances recoverable when future costs are actually incurred:

¡	Deferred Pension and OPEB Costs	$64.0
¡	Income Taxes Recoverable Through Future Rates	22.4
¡	Deferred Costs – Manufactured Gas Sites	16.1
¡	Other	4.6

		107.1

          Balances earning a return via inclusion in rates and/or the application of carrying charges:

¡	Residual Natural Gas Deferred Balances	24.7
¡	Deferred Pension and OPEB Costs*	3.3
¡	Other*	12.1

		40.1

          Subject to current recovery:

¡	Deferred Purchased Electric and Natural Gas Costs	30.7
¡	Residual Natural Gas Deferred Balances	4.3

		35.0

          Accumulated carrying charges*:

¡	Pension Reserve	6.5
¡	Other	.5

		7.0

	Total Regulatory Assets	$189.2

          * Subject to recovery in Central Hudson’s next rate proceeding.

2001 Rate Order

          Central Hudson continued to operate, through June 30, 2006, under the terms of a Rate Plan approved by the PSC on October 25, 2001, and further modified by the PSC on June 14, 2004 (“2001 Rate Order”).

          Two initiatives survived the expiration of the 2001 Rate Order: 1) Economic Development and 2) Competitive Metering Initiative. These programs are funded by the Customer Benefit Fund, established to benefit customers as a result of proceeds retained from Central Hudson’s sale of generating assets in 2001.

2006 Rate Order

          From July 1, 2006 through June 30, 2009, Central Hudson operates under the terms of the 2006 Rate Order, which provides for the following:

•	Electric delivery revenues increase of $53.7 million over the three-year term with annual rate increases of approximately $17.9 million on July 1, 2006, July 1, 2007, and July 1, 2008.

•	Natural gas delivery revenues increase by $14.1 million with rate increases of $8 million on July 1, 2006, and $6.1 million on July 1, 2007.

•	Delivery rates based on a ROE of 9.6% with an earnings sharing threshold of 10.6%, above which Central Hudson is to share 50% with its customers.

•	Earnings above 11.6% are shared 65% with customers and earnings above 14.0% are allocated entirely to customers.

•	Limits on Central Hudson’s ability to defer certain costs if earnings exceed an 11.0% ROE, however, these deferral limitations will not cause earnings to be reduced below 11.0%.

•

Rates based on a capital structure that includes 45% common equity, however the actual proportion of common equity, up to a limit of 47%, is used to determine the ROE for the purpose of earnings sharing.

•	Continued full recovery of all purchased natural gas and electricity costs through existing monthly supply cost recovery mechanisms.

•

Established targets for electric, natural gas, and common plant expenditures, and increased allowances for the recovery of operating costs, including transmission and distribution Right-of-Way (“ROW”) maintenance expenses. The capital expenditure targets are subject to true-up provisions, requiring deferral of 150% of the revenue requirement of any shortfalls in spending over the 2006 Rate Order’s three-year term, if such shortfall is expected to exist at June 30, 2009. Commencing on July 1, 2009, should such shortfall exist, it will be subject to carrying charges.

•

Transmission and distribution ROW maintenance expenses are also subject to true-up provisions over the 2006 Rate Order’s three-year term, requiring the deferral of shortfalls in actual expenditures, if such shortfall is expected to exist at June 30, 2009. Commencing on July 1, 2009, should such shortfall exist, it will be subject to carrying charges.

•

Increased rate allowances and continued deferral accounting authorization for the recovery of expenses for pensions, OPEB, stray voltage testing, manufactured gas plant (“MGP”) site remediation, and certain other expense items.

•

Additional funding to assist low-income customers in paying their energy bills as well as continued funding of programs to encourage customers to explore new opportunities available through the competitive retail supply markets.

•	Penalty-only performance mechanisms with established targets for specified levels of performance related to customer service quality, natural gas safety, and electric reliability measures.

          As a result of failing to meet electric reliability targets, Central Hudson recorded penalties of $0.7 million, and $0.8 million for the years 2006 and 2005, respectively. As prescribed by the 2006 Rate Order, the 2005 penalty was reversed. The 2006 penalty has been deferred for future pass back to customers. No penalties were recorded in 2007.

Other PSC Proceedings

          On October 19, 2007, the PSC issued an Order in Case 07-E-0437 – New York Solar Energy Industries Association and Sustainable Hudson Valley – Joint Petition to Expand the Ceiling on the Photovoltaic Net Metering Load for Central Hudson Gas and Electric Corporation from 1.2 MW to 3.0 MW. Under Public Service Law (PSL) § 66-j, electric utilities are required to provide net metering to residential Photovoltaic (PV) generation systems sized at 10 kW or less. PSL § 66-j also allows the PSC to set a ceiling on the amount of PV capacity a utility must net meter. This Order raised the PV net metering ceiling for Central Hudson from 1.8 MW, the level set in a June 21, 2007 Order issued by the PSC in this proceeding, to 10 MW. This Order also authorizes Central Hudson to defer delivery revenue losses attributable to PV penetration in excess of the 0.8 MW level assumed in the 2006 Rate Order for the period July 1, 2007 through June 30, 2009. The amount deferred in 2007 was not material.

Other Regulatory Matters

Non-Utility Land Sales

Central Hudson

          On June 23, 2006, the PSC issued an Order approving the proposed transfers of ownership interests in 48 parcels of non-utility property and the recognition of any gains realized upon the transfers for the benefit of shareholders.

          Central Hudson sold a total of four and thirty seven parcels of non-utility real property for $0.5 million and $2.2 million, respectively, in excess of book value and transaction costs, during the years ended December 31, 2007 and 2006. This excess is recorded as a reduction to Other Expenses of Operation.

NOTE 3 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

          New accounting standards are summarized below, and explanations of the underlying information for all standards (except those not currently applicable to CH Energy Group and its subsidiaries) follow the chart.

Reference	Title	Issued Date	Effective Date	Status	Impact*

SFAS 159	Establishing the Fair Value Option for Financial Assets and Liabilities	Feb-07	Jan-08	Under Assessment	1

SFAS 157	Fair Value Measurement	Sep-06	Jan-08	Under Assessment	1

FIN 39-1	Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts	Apr-07	Jan-08	Under Assessment	1

SFAS 141R	Business Combinations – Revised	Dec-07	Jan-09	Under Assessment	1

SFAS 160	Noncontrolling Interest in Consolidated Financial Statements	Dec-07	Jan-09	Under Assessment	1

SFAS 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans	Sep-06	Dec-06	Implemented	2

FIN 48	Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109	Jul-06	Jan-07	Implemented	2

FIN 48-1	Definition of Settlement in FASB Interpretation No. 48	May-07	Jan-07	Implemented	2

Statement 133 Issue B40	Embedded Derivatives: Application of Paragraph 13 (b) to Securitized Interests in Prepayable Financial Assets	Dec-06	Jan-07	Not Currently Applicable	3

SFAS 156	Accounting for Servicing of Financial Assets	Mar-06	Jan-07	Not Currently Applicable	3

SFAS 155	Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140	Feb-06	Jan-07	Not Currently Applicable	3

Statement 133 Issue G26	Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities that are not Based on a Benchmark Rate	Dec-06	Apr-07	Not Currently Applicable	3

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

          SFAS 157 will change the definition of fair value, establish a framework for measuring it in accordance with General Accepted Accounting Principles, and expand disclosures about fair value measurements.

          FSP No. FIN 39-1 permits a reporting entity to offset fair value amounts recognized for the rights to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative agreements if the receivable or payable arises from the same master netting arrangement as the derivative instrument. This FSP also replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative contracts” (as defined by Statement 133). For more information regarding CH Energy Group’s derivative contracts, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities.”

          SFAS 141R applies to all business combinations, defined as a transaction or event in which an acquirer obtains control of one or more businesses. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects.

          SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that an entity provides in its consolidated financial statements.

STANDARDS IMPLEMENTED

          SFAS 158 requires an employer that sponsors a defined benefit pension or other post-retirement plans to report the current economic status (i.e., the overfunded or underfunded status) of each such plan in its statement of financial position by measuring plan assets and benefit obligations on the same date as the employer’s assets and liabilities. SFAS 158 became effective for fiscal years ending after

December 15, 2006, with an exception for the provision to change the measurement date, which is effective and will be implemented for fiscal years ending after December 15, 2008. The impact of the measurement date change on CH Energy Group’s financial condition, results of operations, and cash flows cannot be determined at this time. For additional information regarding CH Energy Group’s post-employment benefits, see Note 10 – “Post-Employment Benefits.”

          FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement methodology for tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, and disclosure and transition issues. Only tax positions that are more likely than not to be successful may be recognized. CH Energy Group has reviewed material tax positions taken on federal and state income tax returns for all years open for audit and has concluded that these positions are more likely than not to be successful. Therefore, no adjustment to the opening balance of retained earnings was recorded upon CH Energy Group’s adoption of FIN 48 in January 2007 and, no interest or penalties have been recorded in the financial statements. If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line “Other liabilities” on the Consolidated Balance Sheet and on the line “Other – net” on the Consolidated Statement of Income. CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group. The statute of limitations for federal tax years 2004 through 2006 are still open for audit. The New York State income tax return is currently open for audit for tax years 2002 through 2006, and tax years 2002 through 2004 are currently under audit. Although these tax years are still open for audit, CH Energy Group does not believe it has exposure resulting from uncertain tax positions.

          FIN 48-1 clarifies the rules regarding settled tax positions. Under the approach prescribed by FIN 48-1, an enterprise must evaluate all of the following conditions when determining effective settlement: whether a tax authority has examined the tax year; whether or not the enterprise intends to appeal or litigate any aspects of the tax position; and, based on a taxing authority’s widely understood policy, whether the enterprise considers it remote that the taxing authority would subsequently examine or reexamine any of the positions once the examination process is completed. CH Energy Group’s determination of settled positions is consistent with these rules.

NOTE 4 - INCOME TAX

          CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return. CHEC, Griffith, and Lyonsdale also file state income tax returns in those states in which they conduct business.

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

          The Article 9-A state income tax obligation was recovered from Central Hudson customers as a revenue tax through June 30, 2006, the expiration date of the 2001 Rate Plan. Effective July 1, 2006, and in accordance with the 2006 Rate Order, the state income tax obligation in accordance with Article 9-A is included in base rates of Central Hudson, in the same manner as Central Hudson’s federal income tax obligation is already included.

          As a result of CHEC’s ownership in Cornhusker Energy Lexington Holdings, LLC (“Cornhusker Holdings”) and Lyonsdale Biomass, LLC (“Lyonsdale”), a $1.4 and $1.0 million benefit for federal production tax credits, for 2007 and 2006, respectively, is included in CH Energy Group’s federal income tax expense. CHEC investments in Cornhusker Holdings and Lyonsdale are discussed further in Note 5 – “Acquisitions and Investments.”

          See Note 2 – “Regulatory Matters” under the caption “Summary of Regulatory Assets and Liabilities” for additional information regarding CH Energy Group’s and its subsidiaries’ income taxes.

Components of Income Tax

          The following is a summary of the components of state and federal income taxes for CH Energy Group as reported in its Consolidated Statement of Income:

	2007	2006	2005

	(In Thousands)
Federal income tax	$14,630	$482	$12,021
State income tax	1,919	63	(757)
Deferred federal income tax	4,636	20,108	12,245
Deferred state income tax	713	3,116	2,310

Total income tax	$21,898	$23,769	$25,819

Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income:

	2007	2006	2005

	(In Thousands)
Net income	$42,636	$43,084	$44,291
Preferred stock dividends of Central Hudson	970	970	970
Minority interest	(121)	(141)	—
Federal income tax	14,630	482	12,021
State income tax	1,919	63	(757)
Deferred federal income tax	4,636	20,108	12,245
Deferred state income tax	713	3,116	2,310

Income before taxes	$65,383	$67,682	$71,080

Computed federal tax at 35% statutory rate	$22,884	$23,689	$24,878
State income tax net of federal tax benefit	1,812	2,985	1,695
Depreciation flow-through	2,437	2,870	3,464
Cost of Removal	(1,185)	(1,139)	(1,136)
Production tax credits	(1,366)	(1,011)	—
Other	(2,684)	(3,625)	(3,082)

Total income tax	$21,898	$23,769	$25,819

Effective tax rate – federal	29.5%	30.4%	34.1%
Effective tax rate – state	4.0%	4.7%	2.2%

Effective tax rate – combined	33.5%	35.1%	36.3%

          In 2007, the effective federal income tax rate decrease was due to favorable impacts of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”), increased production tax credits and depreciation flow-through partially offset by tax reserve reversals in 2006 that did not occur in 2007.

          The following is a summary of the components of deferred taxes at December 31, 2007, and December 31, 2006, as reported in CH Energy Group’s Consolidated Balance Sheet:

	2007	2006

Accumulated Deferred Income Tax Asset:
Excess depreciation reserve	$15,173	$22,870
Unbilled revenues	15,163	10,670
Plant-related	24,846	32,010
OPEB expense	19,721	15,998
Other	13,097	4,359

Accumulated Deferred Income Tax Asset	88,000	85,907

Accumulated Deferred Income Tax Liability:
Plant-related	152,245	144,351
Pension expense	15,024	19,830
Residual deferred gas balance	11,835	12,531
Other	48,886	41,766

Accumulated Deferred Income Tax Liability	227,990	218,478

Net Deferred Income Tax Liability	139,990	132,571

Net Current Deferred Income Tax Asset	7,378	5,875

Net Long-term Deferred Income Tax Liabilities	$147,368	$138,446

          The following is a summary of the components of state and federal income taxes for Central Hudson as reported in its Consolidated Statement of Income:

	2007	2006	2005

	(In Thousands)
Federal income tax	$13,944	$562	$9,675
State income tax	3,277	(290)	1,450
Deferred federal income tax	2,814	18,632	10,852
Deferred state income tax	291	2,624	1,959

Total income tax	$20,326	$21,528	$23,936

Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Consolidated Statement of Income:

	2007	2006	2005

	(In Thousands)
Net income	$33,436	$34,871	$35,635
Federal income tax	13,944	562	9,675
State income tax	3,277	(290)	1,450
Deferred federal income tax	2,814	18,632	10,852
Deferred state income tax	291	2,624	1,959

Income before taxes	$53,762	$56,399	$59,571

Computed federal tax at 35% statutory rate	$18,817	$19,740	$20,850
State income tax net of federal tax benefit	2,421	2,436	2,902
Depreciation flow-through	2,437	2,870	3,464
Cost of Removal	(1,185)	(1,139)	(1,136)
Other	(2,164)	(2,379)	(2,144)

Total income tax	$20,326	$21,528	$23,936

Effective tax rate – federal	31.2%	34.0%	34.5%
Effective tax rate – state	6.6%	4.2%	5.7%

Effective tax rate – combined	37.8%	38.2%	40.2%

          In 2007, the effective federal income tax rate decrease was due to favorable impacts of the Medicare Act, flow-through benefits from depreciation, and the federal benefits from higher current period state taxes offset partially by tax reserve reversals in 2006 that did not occur in 2007.

          The following is a summary of the components of deferred taxes at December 31, 2007, and December 31, 2006, as reported in Central Hudson’s Consolidated Balance Sheet:

	2007	2006

Accumulated Deferred Income Tax Asset:
Unbilled revenues	$15,163	$10,670
Plant-related	24,846	32,010
OPEB expense	19,721	15,998
Excess depreciation reserve	15,173	22,870
Other	12,394	2,904

Accumulated Deferred Income Tax Asset	87,297	84,452

Accumulated Deferred Income Tax Liability:
Plant-related	$150,035	$141,794
Pension expense	15,024	19,830
Residual deferred gas balance	11,835	12,531
Other	38,991	34,845

Accumulated Deferred Income Tax Liability	215,885	209,000

Net Deferred Income Tax Liability	128,588	124,548

Net Current Deferred Income Tax Asset	6,676	4,600

Net Long-term Deferred Income Tax Liabilities	$135,264	$129,148

NOTE 5 - ACQUISITIONS AND INVESTMENTS

ACQUISITIONS

          In 2007, 2006 and 2005, Griffith acquired fuel distribution companies as follows (in Millions):

Year Ended	# of Acquired Companies	Purchase Price	Total Intangible Assets(1)	Goodwill	Total Tangible Assets(2)

December 31, 2005	7	$3.6	$2.9	$0.8	$0.7
December 31, 2006	9	$3.6	$3.4	$1.3	$0.2
December 31, 2007	13	$25.6	$22.1	$10.6	$3.5

Total	29	$32.8	$28.4	$12.7	$4.4

(1)	Including goodwill.

(2)	Total tangible assets include $1.6 million in liquid petroleum and spare parts inventory, and $1.8 million in vehicles.

          Fifteen of the above noted acquisition transactions have agreements containing clauses (known as “earn out provisions”) for a possible additional payment provided certain conditions are met. These provisions increase the purchase price if certain sales volumes are attained. An additional $129,700 was paid in 2006 as a result of these provisions. The amount of this additional payment was added to goodwill.2007 payments were not material.

          In January 2008, Griffith acquired two fuel distribution and service companies in Pennsylvania and Connecticut for a total of $8.6 million.

          On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale from Catalyst Renewables Corporation (“Catalyst”) for $10.8 million, including a working capital adjustment of $1.0 million. CHEC allocated the total purchase price based on the fair value of assets acquired and liabilities assumed as follows: Current Assets of $1.3 million, Other Property and Plant of $9.6 million, and Current Liabilities of $0.1 million. Catalyst remains the owner of a minority share of Lyonsdale and will provide asset management services to Lyonsdale under a contract expiring April 12, 2009. Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant, which began operation in 1992. The plant is located in Lyonsdale, New York. The energy and capacity of the plant is being sold at a fixed price to an investment grade rated counter-party pursuant to a contract beginning May 1, 2006, and ending December 31, 2014. For the period April 12, 2006 through December 31, 2007, the operating results of Lyonsdale have been consolidated in the financial statements of CH Energy Group.

Investments

          In the fourth quarter of 2004, CHEC acquired a 12% interest in preferred units issued by Cornhusker Holdings for $2.7 million and also agreed to acquire $8.0 million of subordinated notes issued by Cornhusker Holdings. As of December 31, 2007, CHEC had acquired all of these subordinated notes. Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC, a fuel ethanol production facility located in Nebraska that began operation as of the end of January 2006. This investment is accounted for under the equity method.

          On March 10, 2006, CHEC closed on a $4.9 million investment in CH-Community Wind Energy, LLC, a joint venture between CHEC and Community Energy, Inc. that owns an 18% interest in two wind farm projects in the Mid-Atlantic region. Located near Wilkes-Barre, Pennsylvania, the 24 MW Bear Creek wind project, and the 7.5 MW Jersey Atlantic project, built at a wastewater treatment plant in Atlantic City, New Jersey, both are commercially operational. CHEC’s ownership represents a minority interest in each project. This investment is accounted for under the equity method.

          In the fourth quarter of 2007, CHEC’s subsidiary, CH-Auburn Energy LLC (“CH-Auburn”), entered into a 15-year contract to supply the City of Auburn, NY (the “City”) with a portion of its electricity needs by constructing and operating a 3-megawatt electric generating plant in Auburn that will burn gas derived from wastewater sludge and a landfill to generate renewable power. As of December 31, 2007, $0.5 million of the estimated $9.75 million investment was completed. CH-Auburn is consolidated in the financial statements of CH Energy Group.

          Under its agreement with the City, CH-Auburn will sell electricity and hot water to the City at a rate that is a function of the project’s actual capital costs and operating costs. The rate charged to the City is capped at a budgeted maximum value. If the rate cap will be exceeded and the City does not increase the cap, or if certain schedule-related criteria are not met, CH-Auburn may terminate the agreement and recover its full investment in the project.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

          Goodwill, customer relationships, and covenants not to compete associated with acquisitions are included in intangible assets. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition. The balances reflected on CH Energy Group’s Consolidated Balance Sheet at December 31, 2007, and 2006, for “Goodwill” and “Other intangible assets – net” relate to Griffith. In July 2001, the FASB issued SFAS No. 142, titled Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized to expense, but instead be periodically reviewed for impairment. Annually, Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment and for all periods presented no impairment existed. Impairment testing compares the fair value of Griffith to its carrying amount. Fair value of the reporting unit is estimated using a discounted cash flow measurement. The carrying amount for goodwill was $63.4 million as of December 31, 2007, and $52.8 million as of December 31, 2006. For tax purposes, goodwill is amortized ratably over a 15-year period, beginning in the month of acquisition.

          In accordance with SFAS 142, intangible assets that have finite useful lives continue to be amortized over their useful lives. The estimated useful life for customer relationships is fifteen years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were initially used, annual amortization expense would increase by approximately $1.6 million. The estimated useful lives of trademarks range from five to fifteen years and are based upon management’s assessment of several variables such as brand recognition, management’s plan for the use of the trademark, and other factors which will affect the duration of the trademark’s life. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and five years. The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11.2 years, and 8.4 years, respectively. The weighted average amortization period for all amortizable intangible assets is 14.7 years.

          The components of amortizable intangible assets of CH Energy Group are summarized as follows (in Thousands):

	December 31, 2007		December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer Relationships	$51,451	$18,593	$42,479	$15,508
Trademarks	2,490	101	—	—
Covenants Not to Compete	1,420	947	1,350	771

Total Amortizable Intangibles	$55,361	$19,641	$43,829	$16,279

          Amortization expense was $3.4 million, $2.9 million, and $2.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. The estimated amortization expense for each of the next five years, assuming no new acquisitions, will be approximately $3.8 million.

NOTE 7 - SHORT-TERM BORROWING ARRANGEMENTS

          CH Energy Group maintains a $75 million revolving credit agreement to provide committed liquidity beyond its cash reserves. In April 2005, CH Energy Group amended its revolving credit agreement with several commercial banks, extending its term to April 2010. At December 31, 2007 and 2006, there was no outstanding loan under the agreement.

          For the year ended December 31, 2006, Central Hudson maintained a $75 million revolving credit facility to provide committed liquidity for its operations. Effective January 2, 2007, Central Hudson amended its revolving credit agreement with several commercial banks, pursuant to PSC authorization, increasing the available committed credit to $125 million for a five-year term ending January 2, 2012. At December 31, 2007, and 2006, there was no outstanding loan under Central Hudson’s revolving credit agreement.

          Central Hudson also maintains certain uncommitted lines of credit that diversify its sources and provide competitive options to minimize its cost of short-term debt. At December 31, 2007, Central Hudson had $42.5 million of short-term debt outstanding under these credit lines.

          For the years ended December 31, 2007, 2006, and 2005, Central Hudson had an average daily amount of short-term debt outstanding of $32.5 million, $27.7 million, and $16.6 million, respectively. The weighted-average interest rate for short-term borrowing was 5.37% for 2007, 5.24% for 2006, and 3.65% for 2005.

          As of December 31, 2007, CHEC had an uncommitted line of credit totaling $15 million. There were no borrowings against this line of credit.

          At December 31, 2007, CH Energy Group, on a consolidated basis, had no short-term debt outstanding other than the above-referenced $42.5 million in short-term debt of Central Hudson. CH Energy Group had $11.3 million of cash and cash equivalents and $3.5 million of short-term investments as of December 31, 2007.

          On January 18, 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital, and for general corporate purposes. The obligations of Griffith under the line of credit are guaranteed by CH Energy Group and by CHEC.

Debt Covenants

          CH Energy Group’s $75 million credit facility and Central Hudson’s $125 million credit facility both require the satisfaction of certain restrictive covenants, including a ratio of total debt-to-total capitalization of no more than 0.65 to 1.00. Currently, both CH Energy Group and Central Hudson are in compliance with all of these debt covenants.

          The only debt outstanding at CHEC is amounts borrowed from CH Energy Group. As of December 31, 2007, there were no amounts outstanding on CHEC’s line of credit with its commercial bank and there were no applicable debt covenants.

NOTE 8 - CAPITALIZATION - COMMON AND PREFERRED STOCK

          For a schedule of activity related to common stock, paid-in capital, and capital stock, see the Consolidated Statements of Shareholders’ Equity for CH Energy Group and Central Hudson.

           Cumulative Preferred Stock: Central Hudson, $100 par value; 210,300 shares authorized, not subject to mandatory redemption:

		Shares Outstanding
	Redemption
	Price	December 31,
Series	12/31/07	2007	2006

4.50%	107.00	70,285	70,285
4.75%	106.75	19,980	19,980
4.35%	102.00	60,000	60,000
4.96%	101.00	60,000	60,000

		210,265	210,265

          A nominal number of these preferred shares were repurchased during the year ended December 31, 2005. There were no repurchases in 2006 and 2007.

           Capital Stock Expense: Expenses incurred on issuance of capital stock are accumulated and reported as a reduction in common equity.

           Repurchase Program: On July 25, 2002, the Board of Directors of CH Energy Group authorized a Common Stock Repurchase Program (“Repurchase Program”) to repurchase up to 4 million shares, or approximately 25% of its outstanding common stock, over the five years beginning August 1, 2002. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million. No shares were repurchased during the years ended December 31, 2007, 2006, and 2005. On July 27, 2007, the Board of Directors of CH Energy Group extended and amended the Common Stock Repurchase Program (the “Program”) of the Company, which was originally authorized on July 25, 2002. As amended, the Program authorizes the repurchase of up to 2,000,000 shares (excluding shares purchased before July 31, 2007) or approximately 13% of the Company’s outstanding common stock, from time to time, during the next five years, i.e., through July 31, 2012. The extended and amended Program is effective as of July 31, 2007. CH Energy Group reserves the right to modify, suspend, renew, or terminate the Program at any time without notice.

NOTE 9 - CAPITALIZATION - LONG-TERM DEBT

          Details of Central Hudson’s long-term debt are as follows:

Series	Maturity Date	December 31,

		2007	2006

		(In Thousands)

Promissory Notes:

2002 Series D (5.87%)(d)	Mar. 28, 2007	$—	$33,000
1999 Series C (6.00%)	Jan. 15, 2009	20,000	20,000
2003 Series D (4.33%)(d)	Sep. 23, 2010	24,000	24,000
2002 Series D (6.64%)(d)	Mar. 28, 2012	36,000	36,000
2004 Series D (4.73%)(d)	Feb. 27, 2014	7,000	7,000
2004 Series E (4.80%)(b)	Nov. 05, 2014	7,000	7,000
2007 Series F (6.028%) (b)	Sep. 01, 2017	33,000	—
2004 Series E (5.05%)(b)	Nov. 04, 2019	27,000	27,000
1999 Series A (5.45%)(a)	Aug. 01, 2027	33,400	33,400
1999 Series C (a)(c)	Aug. 01, 2028	41,150	41,150
1999 Series D (a)(c)	Aug. 01, 2028	41,000	41,000
1998 Series A (3.00%)(a)	Dec. 01, 2028	16,700	16,700
2006 Series E (5.76%)(b)	Nov. 17, 2031	27,000	27,000
1999 Series B (a)(c)	July 01, 2034	33,700	33,700
2005 Series E (5.84%)(b)	Dec. 05, 2035	24,000	24,000
2007 Series F (5.80%) (b)	Mar. 23, 2037	33,000	—

		403,950	370,950

Unamortized Discount on Debt		(58)	(61)

Total Long-term debt		$403,892	$370,889

Less: Current Portion		—	(33,000)

Net Long-term debt		$403,892	$337,889

(a)	Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.
(b)	Issued under Central Hudson’s medium-term note program, described below.
(c)	Variable rate notes.
(d)	Issued pursuant to the 2001 Order approving the issuance by Central Hudson prior to June 30, 2004, of up to $100 million of unsecured medium-term notes.

          On September 21, 2006, the PSC issued an Order authorizing issuance of securities, in response to a financing petition Central Hudson filed on July 3, 2006. The Order authorizes Central Hudson to issue and sell up to $140 million of medium-term notes through December 31, 2009, and to enter into revolving credit agreements in an amount not to exceed $125 million and for periods not to exceed five years. On March 23, 2007, Central Hudson issued $33 million of 30-year, 5.80% Series F notes. The proceeds were used to redeem at maturity $33 million of 5-year, 5.87% Series D Notes, on March 28, 2007. On September 14, 2007, Central Hudson issued an additional $33 million of 10-year 6.028% Series F Notes. The proceeds were used to finance ongoing investments in capital improvements.

          Griffith had no third-party long-term debt outstanding as of December 31, 2007, or 2006. The only debt outstanding at CHEC is amounts borrowed from CH Energy Group.

Long-Term Debt Maturities

          All of CH Energy Group’s outstanding long-term debt has been issued by Central Hudson. See Note 15 - “Financial Instruments” for a schedule of long-term debt maturing or to be redeemed during the next five years and thereafter.

NYSERDA

          Central Hudson’s 1998 Series A promissory notes were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by NYSERDA. The current applicable interest rate of 3.0% is scheduled to end on December 1, 2008, at which time the notes will be remarketed at then-current interest rates under the terms of the applicable indenture.

          Central Hudson’s 1999 NYSERDA Bonds Series B, C, and D are unsecured, variable rate bonds and are insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation (“AMBAC”). In its Orders, the PSC has authorized deferred accounting for the interest costs of these bonds. This authorization provides for full recovery of the actual interest costs supporting utility operations, which represent approximately 94% of the total costs. The deferred balance under this accounting was $0.7 million and $0.2 million at December 31, 2007 and 2006, respectively, and is included in Regulatory Assets in CH Energy Group’s and Central Hudson’s Consolidated Balance Sheets. The deferred balances at June 30, 2006, were eliminated in accordance with the 2006 Rate Order. Management expects to address the ongoing deferred balances in future rate filings. To further mitigate the risk of rising interest rates, Central Hudson purchased derivative instruments known as interest rate caps to limit its exposure to a defined 4.5% interest rate ceiling for the period from April 1, 2004, to March 31, 2006. On April 1, 2006, Central Hudson replaced its interest rate cap agreement with a new two-year agreement through April 1, 2008, with similar terms as the expired agreement.

          Central Hudson has five debt issues totaling $166 million that are insured by AMBAC. On January 18, 2008, Fitch Ratings took rating actions on 137,504 AMBAC-insured issues, which included the downgrade of Central Hudson’s five issues from AAA to AA. Concurrent with its announced outlook for AMBAC, Fitch classified the issues as “on Rating Watch Negative” to reflect significant uncertainty with AMBAC’s financial situation. Central Hudson is not able to predict the impact that the downgrade of AMBAC and other bond insurers will have on the market for municipal debt, but does not currently believe this situation will have a significant impact on the Company’s earnings or its ability to obtain debt financing.

Debt Expense

          Expenses incurred in connection with Central Hudson’s debt issuance and any discount or premium on debt are deferred and amortized over the lives of the related issues. Expenses incurred on debt redemptions prior to maturity have been deferred and are usually amortized over the shorter of the remaining lives of the related extinguished issues or the new issues, as directed by the PSC.

NOTE 10 - POST-EMPLOYMENT BENEFITS

Pension Benefits

          Central Hudson has a non-contributory Retirement Income Plan (“Retirement Plan”) covering all of its unionized employees and all managerial, professional and supervisory employees hired before January 1, 2008. The Retirement Plan is a defined benefit plan, which provides pension benefits based on an employee’s compensation and years of service. In 2007, Central Hudson amended the Retirement Plan to eliminate these benefits for managerial, professional, and supervisory employees hired after January 1, 2008. The Retirement Plan’s assets are held in a trust fund (“Trust Fund”). Central Hudson has provided periodic updates to the benefit formulas stated in the Retirement Plan.

          Decisions to fund the Retirement Plan are based on several factors including the value of plan assets relative to plan liabilities, legislative requirements, and available corporate resources. The liabilities are affected by the interest rate used to determine benefit obligations. Central Hudson is currently reviewing the provisions of the Pension Protection Act of 2006 (“Pension Protection Act”) to determine funding requirements for the near-term and future periods.

          Central Hudson contributed $5.8 million and $7 million to the Retirement Plan in 2007 and 2006, respectively. The estimated contributions in 2008 range from $5-$10 million. The actual contributions could vary significantly based upon economic growth, corporate resources, projected investment returns, actual investment returns, inflation, and interest rate assumptions.

          In accordance with the provisions of SFAS 158, which was effective for the year ended December 31, 2006, Central Hudson’s pension liability balance (i.e., the funded status) at December 31, 2007 was $11.7 million and at December 31, 2006, was $47.8 million, including recognition for the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets. These balances include consideration for non-qualified executive plans.

          The following reflects the impact of the recording of SFAS 158 adjustments on the December 31, 2007, and 2006 Consolidated Balance Sheets of CH Energy Group and Central Hudson:

	December 31,
(In Thousands)	2007	2006

	SFAS 158	SFAS 158

Prefunded (accrued) pension costs prior to SFAS 158 adjustment	$36,697	$49,325
Additional liability required	(48,426)	(97,172)

Accrued pension liability per SFAS 158	$(11,729)	$(47,847)

Total offset to additional liability – Regulatory assets – Retirement Plan	$48,426	$97,172

          The recording of regulatory assets to offset the additional SFAS 158 liability is consistent with the PSC’s 1993 Statement of Policy regarding pensions and OPEB (“1993 PSC Policy”). Under the 1993 PSC Policy, differences between pension expense and rate allowances covering these costs are deferred for future recovery from or return to customers with carrying charges accrued on cash differences.

          It should be noted that the valuation of the PBO was determined as of the measurement date of September 30, 2007, using a 6.2% discount rate (as determined using the Citigroup Pension Discount Curve reflecting projected pension cash flows) and that a 0.25% change in the discount rate would affect the projection of PBO by approximately $1.3 million. The discount rate on the prior measurement date of September 30, 2006, was 5.80%. Declines in the market value of the Trust Fund’s investment portfolio, which occurred from 2000 through 2002, and a reduction in the discount rate used to determine the benefit obligation for pensions have resulted in a significant increase in pension costs since 2001. The 2006 Rate Order includes an increase in the rate allowances for pension expense and OPEB expense which more closely approximate the cost of providing these benefits. However, due to the volatility of these costs, authorization remains in effect for the deferral of any differences between rate allowances and actual costs under the 1993 PSC Policy. The 2006 Rate Order also authorized Central Hudson to offset significant deferred balances for pension expense and OPEB expense for the electric department with available deferred credit balances due to customers. Deferred pension and OPEB balances accumulated through June 30, 2006, for the natural gas department are being recovered via a seven-year amortization beginning July 1, 2007.

          Central Hudson accounts for pension activity in accordance with PSC-prescribed provisions, which among other things, require a ten-year amortization of actuarial gains and losses.

          In addition to the Retirement Plan, CH Energy Group’s and Central Hudson’s executives are covered under a non-qualified Supplemental Executive Retirement Plan.

Estimates of Long-Term Rates of Return

          The expected long-term rate of return on Retirement Plan assets is 8.0%, net of investment expense. In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the Retirement Plan’s target asset allocation. Central Hudson also considered expectations of value-added by active management, net of investment expenses.

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

          The asset allocation strategy employed in the Retirement Plan reflects Central Hudson’s return objectives and risk tolerance. Asset allocation targets, expressed as a percentage of the market value of the Retirement Plan, are summarized in the table below:

Asset Class	Minimum	Target Average	Maximum

Domestic Large/Medium Capitalization Stocks	31%	33%	35%
Domestic Small/Medium Capitalization Stocks	9%	12%	14%
International Equity Securities	13%	15%	17%
Alternate Investments	0%	5%	10%
Other Investments	0%	0%	10%
Fixed Income Securities	30%	35%	40%
Cash and Cash Equivalents	0%	0%	10%

          Due to the dynamic nature of market value fluctuations, Retirement Plan assets will require rebalancing from time-to-time to maintain the target asset allocation. The Retirement Plan recognizes the importance of maintaining a long-term strategic allocation and does not intend any tactical asset allocation or market timing asset allocation shifts.

          The Retirement Plan seeks to earn a return commensurate with the risk of its underlying assets. The benchmark index is currently comprised of 33% Russell 1000 Stock Index; 12% Russell 2500 Stock Index; 15% Morgan Stanley Capital International

Europe, Australasia and Far East (MSCI EAFE) International Stock Index (Net); 5% Russell Open-End Real Estate Mean; and 35% LB Aggregate Bond Index. The Retirement Plan seeks to exceed the average annual return of this benchmark over a three to five year rolling time period and a full market cycle. It is understood that there can be no guarantees about the attainment of the Retirement Plan’s return objectives.

          The Retirement Plan utilizes two asset managers.

Other Post-Retirement Benefits

          Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans. Substantially all of Central Hudson’s unionized employees and managerial, professional and supervisory employees (“non-union”) hired prior to January 1, 2008, may become eligible for these benefits if they reach retirement age while employed by Central Hudson. In order to reduce the total costs of these benefits, Central Hudson amended its OPEB programs for existing non-union, and certain retired employees effective January 1, 2008. Benefit plans for non-union active employees were similarly amended. Programs were also amended to eliminate post-retirement benefits for non-union employees hired after January 1, 2008. Benefits for retirees and active employees are provided through insurance companies whose premiums are based on the benefits paid during the year.

          The significant assumptions used to account for these benefits are the discount rate, the expected long-term rate of return on plan assets and the health care cost trend rate. Central Hudson selects the discount rate using the Citigroup Pension Discount Curve reflecting projected cash flows. The estimates of long-term rates of return and the investment policy and strategy for these plan assets are the same as used for pension benefits previously discussed in this Note. The estimates of health care cost trend rates are based on a review of actual recent trends and projected future trends.

          Central Hudson fully recovers its net periodic post-retirement benefit costs in accordance with the 1993 PSC Policy. Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by an actuarial consultant under SFAS No. 106, titled Employers Accounting for Post-retirement Benefits Other Than Pensions, as amended by SFAS No. 158, is deferred as either a regulatory asset or a regulatory liability, as appropriate.

          The effect of the Medicare Act was reflected in 2007 and 2006 assuming Central Hudson will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and that Central Hudson will receive the federal subsidy.

          In accordance with the provisions of SFAS 158, Central Hudson’s liability (i.e. the funded status) for OPEB at December 31, 2007 was $55.6 million and $68.8 million at December 31, 2006 including recognition for the difference between the Accumulated Benefit Obligation (“ABO”) and the market value of other post-retirement assets. The additional liability for the difference between the ABO and the market value of other post-retirement assets at December 31, 2007 and 2006 of $15.6 million and $36.1 million, respectively, was offset by recording a regulatory asset in accordance with the 1993 PSC Policy. Central Hudson and Griffith each participate in a 401(k) retirement plan for their employees. Griffith also provides a discretionary profit-sharing benefit for their employees. The 401(k) plans provide for employee tax-deferred salary deductions for participating employees and their respective employer matches contributions made by participating employees. The matching benefit varies by employer and employee group. For Central Hudson, the cost of its matching contributions was $1.6 million for 2007, $1.5 million for 2006, and $1.4 million for 2005. For Griffith, the cost of its matching contributions was $783,000 in 2007, $605,000 in 2006, and $557,000 in 2005. Profit sharing contributions made by Griffith were $665,000, $591,000, and $452,000, for 2007, 2006, and 2005, respectively.

          Reconciliations of Central Hudson’s pension and other post-retirement plans’ benefit obligations, plan assets, and funded status, as well as the components of net periodic pension cost and the weighted average assumptions (excluding Griffith employees not covered by these plans) are reported on the following chart.

	Pension Benefits		Other Benefits

	2007	2006	2007	2006

	(In Thousands)		(In Thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$414,474	$409,907	$156,520	$168,890
Service cost	7,908	7,939	3,788	3,323
Interest cost	23,711	22,307	9,806	8,020
Participant contributions	—	—	391	401
Plan amendments	—	(45)	(27,392)	—
Benefits paid	(23,103)	(22,072)	(6,482)	(6,309)
Actuarial (gain) loss	(14,104)	(3,562)	11,584	(17,805)

Benefit Obligation at End of Plan Year	$408,886	$414,474	$148,215	$156,520

Change in Plan Assets:
Fair Value of plan assets at beginning of year	$359,627	$349,813	$87,702	$80,632
Adjustment/other	—	—	221	—
Actual return on plan assets	49,552	33,114	4,201	9,855
Employer contributions	13,347	513	6,547	3,193
Participant contributions	—	—	391	401
Net transfer in/(out)	—	—	186	—
Benefits paid	(23,103)	(22,072)	(6,482)	(6,309)
Administrative expenses	(2,266)	(1,741)	(111)	(70)

Fair Value of Plan Assets at End of Plan Year	$397,157	$359,627	$92,655	$87,702

	Pension Benefits		Other Benefits

(In Thousands)	2007	2006	2007	2006

Reconciliation of Funded Status:
Funded Status at end of year	$(11,729)	$(54,847)	$(55,560)	$(68,818)
Employer Contributions between measurement date and fiscal year-end	—	7,000	—	—

Amounts Recognized on Consolidated Balance Sheet:
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(527)	(548)	—	—
Noncurrent liabilities	(11,202)	(47,299)	(55,560)	(68,818)
Net amount recognized on Consolidated Balance Sheet (after SFAS 158)	(11,729)	(47,847)	(55,560)	(68,818)
Regulatory asset:
- Net (loss) gain	32,397	79,167	39,338	32,122
- Prior service costs (credit)	16,029	18,005	(36,569)	(11,394)
- Transition obligation	—	—	12,816	15,381

Components of Net Periodic Benefit Cost:
Service cost	$7,908	$7,939	$3,788	$3,323
Interest cost	23,711	22,307	9,806	8,020
Expected return on plan assets	(27,997)	(26,836)	(6,778)	(5,985)
Amortization of prior service cost (credit)	1,976	2,167	(2,217)	(1,256)
Amortization of transitional obligation	—	—	2,566	2,566
Amortization of net (gain) loss	13,377	12,961	6,521	4,306

Net Periodic Benefit Cost	$18,975	$18,538	$13,686	$10,974

Other Changes in Plan Assets and Benefit Obligation Recognized in Regulatory Assets:

Net loss (gain)	$(33,393)	$—	$13,737	$—
Amortization of net (loss) gain	(13,377)	—	(6,521)	—
Prior service cost (credit)	—	—	(27,392)	—
Amortization of prior service cost	(1,976)	—	2,217	—
Transitional obligation	—	—	—	—
Amortization of transitional obligation	—	—	(2,565)	—
Regulatory asset attributable to change from prior year	—	38,233	—	36,109
Total recognized in regulatory asset	(48,746)	38,233	(20,524)	36,109

Total recognized in net periodic benefit cost and regulatory asset	$(29,771)	$56,771	$(6,838)	$47,083

Weighted-average assumptions used to determine benefit obligations at September 30 for Pension Benefits and December 31 for Other Benefits:

Discount rate	6.20%	5.80%	6.40%	5.90%
Rate of compensation increase	5.00%	4.50%	5.00%	4.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.80%	5.50%	5.90%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	7.80%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

	Pension Benefits		Other Benefits

(In Thousands)	2007	2006	2007	2006

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	9.50%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2015	2014

Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$9,106	$414,474	N/A	N/A
Accumulated benefit obligation	7,582	380,873	N/A	N/A
Fair Value of plan assets	—	359,627	N/A	N/A

          The ABO for defined benefit pension plans was $375.4 million and $380.9 million at December 31, 2007, and 2006, respectively.

          The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are $12.4 million and $2.1 million, respectively. The estimated net loss, prior service cost (credit) and transitional obligation for the other defined benefit post-retirement plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year is $6.6 million, $(3.6) million, and $2.6 million, respectively.

          Central Hudson’s pension and other post-retirement plans’ weighted average asset allocations at December 31, 2007, and 2006, by asset category are as follows:

	Pension Plan		Other Plans

	2007	2006	2007	2006

Equity Securities	57.3%	58.4%	64.5%	65.3%
Debt Securities	34.6%	34.4%	32.4%	33.3%
Alternate Investment	7.6%	6.7%	—	—
Other	0.5%	0.5%	3.1%	1.4%

Total	100%	100%	100%	100%

For the pension plan and other benefit plans (other than the 401(k) retirement plans), equity securities include no CH Energy Group common stock at December 31, 2007, and 2006, respectively. Effective January 20, 2004, a CH Energy Group common stock investment fund was added as an investment option under the 401(k) retirement plans. This investment option was discontinued effective December 31, 2005.

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

	(In Thousands)
Effect on total of service and interest cost components for 2007	$1,854	$(1,500)

Effect on year-end 2007 post-retirement benefit obligation	$14,991	$(12,522)

          Employer contributions in 2007 to fund OPEB were $1.7 million for the 2006 plan year, and $4.8 million for the 2007 plan year, with an additional estimated $1.9 million for the 2007 plan year to be funded in the first quarter of 2008. Determinations of future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used. If these factors remain stable, annual funding for the next few years is expected to approximate the 2007 amount.

          Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Year	Pension Benefits - Gross	Other Benefits - Gross	Other Benefits – Net(1)

	(In Thousands)	(In Thousands)	(In Thousands)

2008	$25,965	$7,669	$7,130
2009	26,534	8,409	7,836
2010	27,188	9,031	8,417
2011	27,806	9,753	9,104
2012	28,559	10,233	9,538
2013 – 2017	150,551	56,989	53,541

(1)	Estimated benefit payments reduced by estimated gross amount of Medicare Act subsidy receipts expected.

NOTE 11 - EQUITY-BASED COMPENSATION

          CH Energy Group’s Long-Term Performance-Based Incentive Plan (“2000 Plan”), adopted in 2000 and amended in 2001 and 2003, reserves 500,000 shares of CH Energy Group’s common stock for awards to be granted under the 2000 Plan. The 2000 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, and performance units. No participant may be granted total awards in excess of 150,000 shares over the life of the 2000 Plan. Stock options granted to officers of CH Energy Group and its subsidiaries are exercisable over a period of ten years, with 40% of the options vesting after two years and 20% of the options vesting each year thereafter for the following three years. Stock options granted to non-employee Directors are immediately exercisable.

          The 2000 Plan was amended in the third quarter of 2003. The amendment allows executives to defer receipt of performance shares and performance units in accordance with the terms of CH Energy Group’s Directors and Executives Deferred Compensation Plan. Also, an amendment to the previously effective Stock Plan for Outside Directors provided for shares of stock previously accrued for retired Directors to be paid in the form of cash and provides that active Directors could elect to transfer previously accrued shares payable to them to CH Energy Group’s Directors and Executives Deferred Compensation Plan. In addition, the amendment freezes future participation and future accruals under the 2000 Plan.

          In 2006, CH Energy Group adopted a Long-Term Equity Incentive Plan (the “2006 Plan”) to replace the 2000 Plan. The 2006 Plan was approved by CH Energy Group’s shareholders on April 25, 2006. The 2000 Plan has been terminated, with no new awards to be granted under such plan. Outstanding awards granted under the 2000 Plan will continue in accordance with their terms and the provisions of the 2000 Plan.

          The 2006 Plan reserves up to a maximum of 300,000 shares of CH Energy Group’s common stock for awards to be granted under the 2006 Plan. Awards may consist of stock option rights, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, and other awards that CH Energy Group’s Compensation Committee of its Board of Directors (“Compensation Committee”) may authorize. The Compensation Committee may also, from time-to-time and upon such terms and conditions as it may determine, authorize the granting to non-employee Directors of stock option rights, stock appreciation rights, restricted shares, and restricted stock units.

          In addition to the aggregate limit in the awards described above, the 2006 Plan imposes various sub-limits on the number of shares of CH Energy Group’s common stock that may be issued or transferred under the 2006 Plan. The aggregate number of shares of common stock actually issued or transferred by CH Energy Group upon the exercise of incentive stock options shall not exceed 300,000 shares. No participant shall be granted stock option rights and stock appreciation rights, in aggregate, for more than 15,000 shares of common stock during any calendar year. No participant in any calendar year shall receive an award of performance shares or restricted shares that specify management objectives, in the aggregate, for more than 20,000 shares of common stock, or performance units having an aggregate maximum value as of their respective date of grant in excess of $1 million. The number of shares of common stock issued as stock appreciation rights, restricted shares, and restricted stock units (after taking forfeitures into account) shall not exceed, in the aggregate, 100,000 shares of common stock.

          CH Energy Group adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application with no significant impact on its financial condition, results of operations, or cash flows. Under this new application, all new awards as of

January 1, 2006, and any outstanding awards that may be modified, repurchased, or cancelled will be accounted for under SFAS 123(R).

          The following table summarizes information concerning stock options granted through December 31, 2007:

Date of Grant	Exercise Price	Number of Options Granted	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable

January 1, 2000	$ 31.94	30,300	320	2.00	320
January 1, 2001	$ 44.06	59,900	21,560	3.00	21,560
January 1, 2003	$ 48.62	36,900	18,420	5.00	18,420

		127,100	40,300	3.91	40,300

          All options are fully vested as of December 31, 2007. The fair market values per option of CH Energy Group stock options granted in 2003, 2001, and 2000 are $6.51, $4.41, and $4.46, respectively. These fair market values were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2001	2000

Risk-free interest rate	4.40%	4.78%	6.36%

Expected life – in years	10	5	5

Expected stock volatility	17.50%	20.06%	15.59%

Dividend yield	4.4%	5.4%	5.4%

          A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group under the 2000 Plan as of December 31, 2007, and changes are as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding at 12/31/04	91,400	$45.15	6.75 years
Granted 1/1/05	—	—	—
Exercised	(18,100)	$40.98
Forfeited	—	—
Expired/Cancelled	—	—

Outstanding at 12/31/05	73,300	$46.18	5.99 years
Granted 1/1/06	—	—	—
Exercised	(28,040)	$46.70
Forfeited	—	—
Expired/Cancelled	—	—

Outstanding at 12/31/06	45,260	$45.87	4.82 years
Granted 1/1/07	—	—	—
Exercised	(4,780)	$44.23
Forfeited	(180)	$48.62
Expired/Cancelled	—	—

Total Outstanding at 12/31/07	40,300	$46.05	3.91 years

Total Common Stock Shares Outstanding	15,762,000
Potential Dilution	0.3%

          A total of 4,780 non-qualified stock options with exercise prices of $44.06 and $48.62 were exercised during the year ended December 31, 2007. Total intrinsic value of options exercised was not material.

          Compensation expense related to stock options recorded for the years ended December 31, 2007, 2006, and 2005, was not material. The balance accrued at December 31, 2007 for outstanding stock options was $134,000. The intrinsic value of options outstanding was not material.

          A summary of the status of performance shares granted to executives under the 2000 Plan and 2006 Plan as of December 31, 2007 is as follows:

Plan	Grant Date	Grant Price	Performance Shares Granted	Performance Shares Outstanding at 12/31/07

2000 Plan	March 24, 2005	$ 47.45	23,000	20,900
2006 Plan	April 25, 2006	$ 46.15	20,710	18,990
2006 Plan	January 25, 2007	$ 51.09	20,920	20,480

          Performance shares from the 2005 grant have completed the required performance period, with an estimated 88% payout earned. The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award. Due to the retirement of one of CH Energy Group’s executive officers on January 1, 2007, a pro-rated number of shares under the 2005 and 2006 grants were paid out in April 2007. Additionally, outstanding performance shares for all grants were reduced in the second quarter of 2007 for forfeitures. Compensation expense recorded in 2007 and 2006 related to performance shares was $495,000 and $713,000, respectively. Compensation expense recorded in 2005 related to performance shares was not material.

          The determination of compensation expense for performance shares is based on the use of the binomial method, which reflects the following assumptions:

	For year ended December 31,
	2007	2006	2005

Stock price	$44.54	$52.80	$45.90
Dividend yield	4.8%	4.2%	4.7%
Performance period (in years)	3	3	3
Risk-free rates of return:
One year	3.34%	5.00%	4.38%
Two year	3.05%	4.82%	4.41%
Three year	3.07%	4.74%	4.37%

          Other considerations in the determination of compensation expense for performance shares include the grant price for each individual grant, estimated forfeitures, and historical percentile performance rank.

          CH Energy Group has equity compensation for non-employee Directors. The equity component of annual compensation for each non-employee Director is fixed at a number of phantom shares of CH Energy Group common stock. CH Energy Group is recognizing compensation expense and accruing a liability for these phantom shares. Each Director receives the current equivalent of $55,000 in phantom shares per year for each year of service as a Director. These phantom shares are deferred until the Director’s termination of service. The compensation expense recognized by CH Energy Group in relation to these phantom shares was $387,000 in 2007, $433,000 in 2006, and $380,000 in 2005.

          Effective January 1, 2008, CH Energy Group adopted new director stock ownership guidelines, which require each Director to accumulate within 5 years, and to hold during his or her service on the board, at least 6,000 shares of CH Energy Group’s common stock (in phantom shares and/or common stock). This amendment to the plan provides that if a Director satisfies this required level of stock ownership, he or she will receive the cash value of equity compensation in lieu of additional phantom shares.

This value will either be paid in cash or deferred under CH Energy Group’s Directors and Executives Deferred Compensation Plan at the election of the Director.

          Effective January 2, 2008, restricted shares were granted under the 2006 Plan to certain officers and key employees of Griffith and an officer of CHEC. The shares granted were issued from CH Energy Group’s treasury stock on January 2, 2008. These shares were issued at fair market value on the date of grant, and for Griffith, are subject to a three-year vesting period contingent upon continued employment of each individual. Shares granted to the officer of CHEC vest ratably over the three-year vesting period contingent upon continued employment. Dividends paid on restricted shares owned by Griffith officers and key employees will be automatically deferred and re-invested in additional restricted shares.

          For additional discussion regarding the dilutive effects of equity-based compensation, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Earnings Per Share.”

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

          Notwithstanding the sale of its major generating assets, Central Hudson remains obligated to supply electricity to its retail electric customers. Under the Settlement Agreement, Central Hudson’s retail customers may elect to procure electricity from third-party suppliers or may continue to rely on Central Hudson. As part of its efforts to supply customers who continue to rely on Central Hudson for their energy supply, Central Hudson entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 8% of the output of the Nine Mile 2 Plant at negotiated prices during the ten-year period beginning on the sale of Central Hudson’s interest in the Nine Mile 2Plant on November 7, 2001, and ending November 30, 2011. The agreement is “unit-contingent’’ in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Following the expiration of this purchase agreement, a revenue sharing agreement with Constellation will begin, which will provide Central Hudson with a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021. In the Constellation agreements, electricity is purchased at defined prices that escalate over the life of the contract. The capacity and energy supplied under the agreement with Constellation in 2007 was sufficient to supply approximately 12% of Central Hudson’s total system requirements or 737,835 MWh.

          On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear Indian Point 3 LLC to purchase electricity (but not capacity) on unit-contingent basis at defined prices from January 1, 2005, to and including December 31, 2007. On March 6, 2007, Central Hudson entered into new agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010. On an annual basis, the electricity purchased through the

Entergy contracts represents approximately 16% of Central Hudson’s full-service customer requirements, or 807,026 MWh. Purchases under these contracts are supplemented by shorter-term contracts, such as the Dynegy contract discussed below, contracts for differences, and by purchases from the NYISO, which oversees the bulk electricity transmission system, and the capacity market in New York State, and other parties. On January 30, 2008, Central Hudson entered into an 11-month agreement with Dynegy Power Marketing, Inc. to purchase 589,200 MWh of electricity on a unit-contingent basis at defined prices from February 1, 2008 to December 31, 2008.

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

          Operating lease rental payment amounts charged to expense by CH Energy Group and its subsidiaries were $3.5 million in 2007, $3.1 million in 2006, and $3.1 million in 2005. Included in these amounts are payments for contingent rentals, which amounted to $555,000 in 2007, $541,000 in 2006, and $575,000 in 2005. Contingent rentals are those operating lease agreements that contain provisions for a change in lease payments subsequent to the inception of the lease.

          Operating lease rental payment amounts charged to expense by Central Hudson were $2.4 million in 2007, $2.2 million in 2006, and $2.3 million in 2005. Included in these amounts are payments for contingent rentals, which amounted to $555,000 in 2007, $541,000 in 2006, and $513,000 in 2005.

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

Other Commitments

          The following is a summary of commitments for CH Energy Group and its affiliates as of December 31, 2007:

	Projected Payments Due By Period (In Thousands)

	Less than 1 year	Year Ending 2009	Year Ending 2010	Year Ending 2011	Year Ending 2012	Total

Operating Leases	$3,307	$3,108	$3,070	$2,833	$2,517	$14,835
Construction/Maintenance & Other Projects(1)	13,872	5,429	2,354	1,397	917	23,969
Purchased Electric Contracts(2)	166,887	102,026	98,225	36,080	4,180	407,398
Purchased Natural Gas Contracts(2)	69,204	46,003	39,771	22,968	10,189	188,135
Purchased Fixed Liquid Petroleum Contracts	4,938	—	—	—	—	4,938
Purchased Variable Liquid Petroleum Contracts(3)	6,572	—	—	—	—	6,572

Total	$264,780	$156,566	$143,420	$63,278	$17,803	$645,847

(1)

Including Specific, Term, and Service Contracts, briefly defined as follows: Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; and Service Contracts include consulting, educational, and professional service contracts. The operations and maintenance contract for Lyonsdale (which includes a base management fee included in these totals for years 2008-2009) also contains provisions for additional performance-based compensation that are not included in the amounts shown.

(2)

Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms. The less than one year total includes a $50 million Dynegy 2008 contract executed on January 30, 2008.

(3)	Estimated based on pricing at December 31, 2007.

          The following is a summary of commitments for Central Hudson as of December 31, 2007:

	Projected Payments Due By Period (In Thousands)

	Less than 1 year	Year Ending 2009	Year Ending 2010	Year Ending 2011	Year Ending 2012	Total

Operating Leases	$2,001	$1,951	$1,944	$1,939	$1,918	$9,753
Construction/Maintenance & Other Projects(1)	13,407	5,101	2,219	1,389	909	23,025
Purchased Electric Contracts(2)	166,887	102,026	98,225	36,080	4,180	407,398
Purchased Natural Gas Contracts(2)	69,204	46,003	39,771	22,968	10,189	188,135

Total	$251,499	$155,081	$142,159	$62,376	$17,196	$628,311

(1)	Including Specific, Term, and Service Contracts, as defined in footnote (1) of the preceding chart.
(2)

Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms. The less than one year total includes a $50 million Dynegy 2008 contract executed on January 30, 2008.

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

          The DEC, which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at eight sites in Central

Hudson’s franchise territory. The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement. The DEC has placed five of these sites on the New York State Environmental Site Remediation Database. A number of the eight sites are now owned by third parties and have been redeveloped for other uses. The current status of the eight sites is as follows:

SITE	STATUS

#1 Beacon, NY	Remediation substantially complete.

#2 Newburgh, NY	Remediation complete in one area. Pre-design studies being conducted at two additional areas under a NYSDEC-approved consent agreement.

#3 Laurel Street, Poughkeepsie, NY	Remediation plan developed under Voluntary Cleanup Agreement awaiting NYSDEC approval.

#4 North Water Street, Poughkeepsie, NY	Investigation currently underway under NYSDEC-approved Brownfield Clean-up Agreement.

#5 Kingston, NY	Brownfield Clean-up Agreement application filed with NYSDEC; awaiting NYSDEC approval prior to beginning site investigation.

#6 Catskill, NY	Investigation currently underway under NYSDEC-approved Brownfield Clean-up Agreement.

#7 Saugerties, NY	Central Hudson does not believe it has any liability.

#8 Bayeaux Street, Poughkeepsie, NY	Central Hudson does not believe it has any liability.

          Central Hudson has developed an estimate of the potential remediation cost for sites # 2, 3, 4 and 5 indicating that the total cost for the four sites could exceed $125 million over the next 30 years. This estimate was based on proposed remediation plans for sites # 2 and 3, and on conceptual plans for sites # 4 and 5. The cost estimate involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. This cost estimate also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC approval. Further, this estimate could change materially based on changes to technology relating to remedial alternatives and changes to current laws and regulations.

          Prior to 2007, Central Hudson recorded a $19.5 million estimated liability for sites # 2 and 3 based on estimates of remediation costs for the proposed clean-up plans. Based on the actual expenditures from the remediation completed to date and the latest cost projections, Central Hudson has increased its recorded estimated liability by $1.7 million. As of December 31, 2007, $16.1 million of the recorded estimated liability has not been spent; $2.5 million of the recorded estimated liability is expected to be spent over the next twelve months.

          No amounts have been recorded in connection with sites # 4 and 5, for which Central Hudson has estimated future costs developed from conceptual plans. Absent DEC-approved remediation plans, management cannot estimate what cost, if any, will actually be incurred. The portion of the $125 million referenced above related to these two sites is approximately $88 million.

          Central Hudson has performed limited site investigations at site # 6 and does not have sufficient information to estimate its potential remediation cost.

          With regard to sites # 7 and 8, as previously stated, Central Hudson now believes that it has no liability for these sites and therefore does not have sufficient information to estimate its potential remediation cost if any.

          Central Hudson spent approximately $5.9 million in 2007 related to site investigation and remediation of which $0.8 million represents total expenditures for site #1 remediation. Based on the 2006 Rate Order, on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation & Remediation Costs which totaled $0.8 million as of December 31, 2007.

          Future remediation activities and costs may vary significantly from the assumptions used in Central Hudson’s current cost estimates, and these costs could have a material adverse effect (the extent of which cannot be reasonably determined) on the financial condition, results of operations and cash flows of CH Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs via collection in rates from customers and/or through insurance.

          Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities. Certain of these insurers have denied coverage. Furthermore, pursuant to the 2006 Order, Central Hudson is permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.

          Little Britain Road

          In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York. In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA. In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time. Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria. Deep groundwater wells were installed in 2005 and 2006, which also show contaminants exceeding DEC criteria. The DEC responded with a request for a plan to address the situation. Negotiations between DEC and Central Hudson regarding additional site work and closure of the VCA are ongoing. Central Hudson has submitted a proposal to DEC for limited additional site work, and closure of the VCA. Although at this time Central Hudson does not have sufficient information to estimate potential remediation costs, Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this matter.

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

          Asbestos Litigation

          Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 3,310 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at the Roseton Plant and the Danskammer Plant.

          As of January 15, 2008, of the 3,310 asbestos cases brought against Central Hudson, 1,183 remain pending. Of the cases no longer pending against Central Hudson, 1,976 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 151 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial position, results of operations, or cash flows.

CHEC:

          Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith’s Kable Oil Bulk Plant, located in West Virginia. The State of West Virginia indicated that some additional remediation was required and in 2007, $188,000 was spent on site remediation efforts at this location. In addition, Griffith spent $108,000 on remediation efforts in Maryland, Virginia, and Connecticut in 2007. Griffith is to be reimbursed $273,000 from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

          Griffith has a reserve for environmental remediation which is $1.6 million as of December 31, 2007, of which approximately $0.3 million is expected to be spent in the next twelve months.

Other Matters

Central Hudson

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

NOTE 13 - SEGMENTS AND RELATED INFORMATION

          CH Energy Group’s reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith.

          Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas at retail in New York State’s Mid-Hudson River Valley. Electric service is available throughout the territory and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York and certain outlying and intervening territories. Central Hudson also generates a small portion of its electricity requirements.

          Griffith is engaged in fuel distribution including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment in Virginia, West Virginia, Maryland, Delaware, New Jersey, Pennsylvania, Rhode Island, Washington, D.C., Connecticut, Massachusetts, and New York. Management regularly reviews Griffith’s operating results as a standalone component of CH Energy Group and assesses its performance as a basis for allocating resources.

          The investment and business development activities of CH Energy Group and the renewable energy and investment activities of CHEC, including its ownership interests in ethanol, wind, and biomass energy projects, are reported under the heading “Other Businesses and Investments”.

          Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, Central Hudson property common to both electric and natural gas segments, and the depreciation of Central Hudson’s common property have been allocated in accordance with practices established for regulatory purposes.

          Central Hudson’s and Griffith’s operations are seasonal in nature and weather-sensitive. Demand for electricity typically peaks during the summer, while demand for natural gas and heating oil typically peaks during the winter.

CH Energy Group, Inc.
Segment Disclosure
Year Ended December 31, 2007

	Central Hudson		Griffith	Other Businesses and Investments		Eliminations		Total

(In Thousands, except Earnings per Share)	Electric	Natural Gas

Revenues from external customers	$616,839	$165,449	$405,753	$8,716		$—		$1,196,757
Intersegment revenues	15	301	—	—		(316)		—

Total revenues	616,854	165,750	405,753	8,716		(316)		1,196,757

Depreciation and amortization	22,251	6,148	6,715	809		—		35,923
Interest and investment income	3,770	1,973	115	7,082		(4,534)		8,406
Interest expense	17,535	5,372	4,091	443		(4,534)		22,907
Earnings before income taxes	42,159	10,633	5,171	6,571		—		64,534
Income tax expense	16,018	4,308	2,005	(433)		—		21,898
Net Income	26,141	6,325	3,166	7,004		—		42,636
Earnings per share-diluted	1.66	0.40	0.20	0.44	(1)	—		2.70
Segment assets	926,223	326,471	197,425	44,655		(26	)(2)	1,494,748
Goodwill	—	—	63,433	—		—		63,433
Capital expenditures	65,548	17,215	2,253	1,060		—		86,076

(1)	The amount of Unregulated EPS attributable to CHEC’s other businesses and investments was $0.16 per share, with the balance of $0.28 per share resulting primarily from interest income.
(2)	Includes minority interest of $1,345 related to Lyonsdale.

CH Energy Group, Inc.
Segment Disclosure
Year Ended December 31, 2006

	Central Hudson		Griffith	Other Businesses and Investments		Eliminations	Total

(In Thousands, except Earnings per Share)	Electric	Natural Gas

Revenues from external customers	$503,908	$155,272	$327,825	$6,428		$—	$993,433
Intersegment revenues	14	319	—	—		(333)	—

Total revenues	503,922	155,591	327,825	6,428		(333)	993,433

Depreciation and amortization	22,363	6,639	6,139	560		—	35,701
Interest and investment income	4,634	1,882	105	6,726		(3,480)	9,867
Interest expense	15,478	4,934	3,150	330		(3,480)	20,412
Earnings before Income taxes	42,425	13,004	2,407	9,017		—	66,853
Income tax expense	16,027	5,501	799	1,442		—	23,769
Net Income	26,398	7,503	1,608	7,575		—	43,084
Earnings per share-diluted	1.67	0.48	0.10	0.48	(1)	—	2.73
Segment assets	899,982	315,841	148,249	95,948		512 (2)	1,460,532
Goodwill	—	—	52,828	—		—	52,828
Capital expenditures	57,340	14,071	3,659	—		—	75,070

(1)	The amount of Unregulated EPS attributable to CHEC’s other businesses and investments was $0.23 per share, with the balance of $0.25 per share resulting primarily from interest income.
(2)	Includes minority interest of $1,481 related to Lyonsdale.

CH Energy Group, Inc.
Segment Disclosure
Year Ended December 31, 2005

	Central Hudson		Griffith	Other Businesses and Investments		Eliminations	Total

(In Thousands, except Earnings per Share)	Electric	Natural Gas

Revenues from external customers	$520,994	$155,602	$295,092	$818		$—	$972,506
Intersegment revenues	13	355	—	—		(368)	—

Total revenues	521,007	155,957	295,092	818		(368)	972,506

Depreciation and amortization	23,209	6,665	6,345	—		—	36,219
Interest and investment income	5,471	1,845	49	5,858		(2,863)	10,360
Interest expense	12,938	4,107	2,623	240		(2,863)	17,045
Earnings before Income taxes	43,439	15,162	6,069	5,440		—	70,110
Income tax expense	17,688	6,248	2,406	(523)		—	25,819
Net Income	25,751	8,914	3,663	5,963		—	44,291
Earnings per share - diluted	1.63	0.57	0.23	0.38	(1)	—	2.81
Segment assets	836,564	289,542	152,485	105,689		—	1,384,280
Goodwill	—	—	51,333	—		—	51,333
Capital expenditures	46,371	13,771	3,737	—		—	63,879

(1)	The amount of Unregulated EPS attributable to CHEC’s other businesses and investments was $0.06 per share, with the balance of $0.32 per share resulting primarily from interest income

Central Hudson Gas & Electric Corporation
Segment Disclosure
Year Ended December 31, 2007

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$616,839	$165,449	$—	$782,288
Intersegment revenues	15	301	(316)	—

Total revenues	616,854	165,750	(316)	782,288

Depreciation and amortization	22,251	6,148	—	28,399
Interest income	3,770	1,973	—	5,743
Interest expense	17,535	5,372	—	22,907
Income tax expense	16,018	4,308	—	20,326
Income available for common stock	26,141	6,325	—	32,466
Segment assets	926,223	326,471	—	1,252,694
Capital expenditures	65,548	17,215	—	82,763

Central Hudson Gas & Electric Corporation
Segment Disclosure
Year Ended December 31, 2006

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$503,908	$155,272	$—	$659,180
Intersegment revenues	14	319	(333)	—

Total revenues	503,922	155,591	(333)	659,180

Depreciation and amortization	22,363	6,639	—	29,002
Interest income	4,634	1,882	—	6,516
Interest expense	15,478	4,934	—	20,412
Income tax expense	16,027	5,501	—	21,528
Income available for common stock	26,398	7,503	—	33,901
Segment assets	899,982	315,841	—	1,215,823
Capital expenditures	57,340	14,071	—	71,411

Central Hudson Gas & Electric Corporation
Segment Disclosure
Year Ended December 31, 2005

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$520,994	$155,602	$—	$676,596
Intersegment revenues	13	355	(368)	—

Total revenues	521,007	155,957	(368)	676,596

Depreciation and amortization	23,209	6,665	—	29,874
Interest income	5,471	1,845	—	7,316
Interest expense	12,938	4,107	—	17,045
Income tax expense	17,688	6,248	—	23,936
Income available for common stock	25,751	8,914	—	34,665
Segment assets	836,564	289,542	—	1,126,106
Capital expenditures	46,371	13,771	—	60,142

NOTE 14 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          SFAS No. 133, titled Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, established accounting and reporting requirements for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet with the corresponding unrealized gains or losses recognized in earnings. SFAS 133 permits the deferral of unrealized hedge gains and losses, under stringent hedge accounting provisions.

          CH Energy Group and its subsidiaries do not enter into derivative instruments for speculative purposes.

          Central Hudson uses derivative instruments to hedge exposure to variability in the prices of natural gas and electricity and to hedge exposure to variability in interest rates for its variable rate long-term debt. The types of derivative instruments typically used by Central Hudson are natural gas futures and swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, and interest rate caps to hedge interest payments on variable rate debt. These derivatives are not designated as hedges under the provisions of SFAS 133, and the related gains and losses are included as part of Central Hudson’s commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses. On April 1, 2006, Central Hudson replaced its interest rate cap agreement with a new two-year agreement through April 1, 2008, with similar terms as the expired agreement. This rate cap agreement hedges the variability in interest rates related to Central Hudson’s bonds issued by the NYSERDA. The premium related to interest rate hedges, as well as any related actual gains, is also subject to a true-up mechanism authorized by the PSC for Central Hudson’s variable rate long-term debt. The earnings impacts from these derivatives are therefore deferred for refund to or recovery from customers under their respective regulatory adjustment mechanisms.

          At December 31, 2007, Central Hudson had open derivative contracts to hedge natural gas prices through March 2008, covering approximately 38.9% of Central Hudson’s projected total natural gas supply requirements during this period. In 2007, derivative transactions were used to hedge 15.1% of Central Hudson’s total natural gas supply requirements as compared to 14.1% in 2006. In its electric operations, Central Hudson had an open derivative contract to hedge the price of approximately 4.5% of its NYISO requirement for unforced capacity (“UCAP”) for the Summer 2008 capability period at December 31, 2007. In 2007, Central Hudson hedged approximately 18.0% of its total electricity supply requirements with over-the-counter (“OTC”) derivative contracts as compared to 11.0% in 2006. Central Hudson also hedged approximately 13.6% of its Summer 2007 UCAP capability period requirement and 4.5% of its Winter 2007-2008 UCAP capability period requirement. In addition, Central Hudson has in place a number of agreements of varying terms to purchase electricity produced by certain of its former major generating assets and other generating facilities at fixed prices. The notional amounts currently hedged by the electricity purchase agreements for 2008 and 2009 represent approximately 33.1% and 34.6%, respectively, of its total anticipated electricity supply requirements in each year.

          The total fair value (net unrealized loss) of Central Hudson’s derivatives at December 31, 2007, was ($1.2) million as compared to a fair value (net unrealized loss) of ($3.0) million at December 31, 2006. Fair value is determined based on market quotes for exchange traded derivatives and broker quotes for OTC derivatives. Actual net losses of ($14.6) million were recorded in 2007, which increased amounts recovered through Central Hudson’s electric and natural gas cost adjustment clauses for the overall cost of electricity and natural gas. This compares to a total net loss of ($10.7) million recorded in 2006, which increased the overall cost of electricity and natural gas.

          Griffith uses derivative instruments to hedge variability in the price of heating oil purchased for delivery to its customers. In 2007, Griffith purchased call option contracts to establish ceiling prices to hedge forecasted heating oil supply requirements for capped price programs not hedged by firm purchase commitments. In 2006, Griffith sold put option contracts and purchased call option contracts to establish floor and ceiling prices to hedge forecasted heating oil supply requirements for fixed price programs not hedged by firm purchase commitments. The options hedge commodity price changes. These derivatives are designated as cash flow hedges under the provisions of SFAS 133 and are accounted for under the deferral method with actual gains and losses from the hedging activity included in the cost of sales as the hedged transaction occurs. The put and call options entered into have been effective with no gains or losses from ineffectiveness recorded in 2007 or 2006. The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid or received for these derivative instruments. The total amount of premiums expensed in 2007 and 2006, was $0.5 million. These net premiums are expensed based on the change in their respective fair value. The total fair value of open derivative instruments at December 31, 2007, was a net unrealized gain of $1.2 million. The total fair value at December 31, 2006, was a net unrealized loss of ($0.6) million. Including premium costs, a net actual loss of ($0.7) million was recorded in 2007, and a net loss of ($0.8) million was recorded in 2006. These losses were recorded in each year as part of the cost or price of the related commodity transactions. The fair values of put and call options are determined based on the market value of the underlying commodity.

          At December 31, 2007, Griffith had open OTC call option positions covering approximately 6.2% of its anticipated fuel oil supply requirements for the period January 2008 through June 2008. The percentage hedged at December 31, 2006, for the period January 2007 to June 2007 was 8.2%. In 2007, derivative instruments were used to hedge 7.3% of total fuel oil requirements as compared to 6.0% in 2006.

          In the first quarter of 2007, Griffith entered into derivative contracts to hedge the fair value of certain fixed price purchase commitments assumed from tuck-in acquisitions. These derivative instruments were comprised of calendar average New York Mercantile Exchange (“NYMEX”) swaps. The actual settlement amount recorded in 2007 for these derivative contracts was not material.

          In the first quarter of 2006, Griffith also entered into derivative contracts to hedge a portion (714,000 gallons) of its fuel oil inventory. These derivative instruments, comprised of calendar average NYMEX swaps, were designated as a fair value hedge of inventory. These derivative contracts were settled in December 2006 and an actual net gain of $0.2 million was recorded.

          In addition to the above, Central Hudson and Griffith use weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns if such contracts can be obtained on reasonable terms. Weather derivative contracts are generally entered into for the periods November through December and January through March, which covers the bulk of the heating season. Central Hudson also has entered into similar contracts for the cooling season, which runs from June through August. Weather derivative contracts are not subject to the provisions of SFAS 133 and are accounted for in accordance with Emerging Issues Task Force (“EITF”) Statement 99-2, titled Accounting for Weather Derivatives. In 2007, Central Hudson made a total payment to counter-parties of $0.2 million. In 2006, a total payment of $0.5 million, including premiums, was made to counter-parties. The 2007 payment was a premium payment for an option related to the February – March time frame that settled out of the money since weather was colder than the contractual strike point. The 2006 settlement payment related to the cooling season contract and resulted from weather that was warmer than the contractual strike point. In 2007, Griffith made total payments of $0.9 million, including premiums paid. These payments related to heating season contracts and resulted from weather that was colder than the contractual strike point. In 2006, Griffith received payments of $0.7 million, net of premiums paid. In each case the amounts recorded partially offset variations in revenues experienced due to the actual weather patterns that occurred in each period. Central Hudson and Griffith have each entered into weather derivative contracts for January through March 2008.

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

           Notes Receivable: The carrying amount approximates fair value because of the short maturity of those instruments.

           Short-term Investments: CH Energy Group’s investments include tax-exempt ARS and VRDN with interest rates that are reset anywhere from 7 to 35 days. These investments are available to fund current operations or to provide funding in accordance with CH Energy Group’s strategy to redeploy equity into its subsidiaries. Due to the nature of these securities with regard to their interest reset periods, the aggregate carrying value approximates their fair value, thereby not impacting shareholders equity with regard to unrealized gains and losses. The aggregate fair value of these short- term investments was $3.5 million at December 31, 2007 and $42.6 million at December 31, 2006. Cash flows from the purchases and liquidation of these investments are reported separately as investing activities in CH Energy Group’s Consolidated Statement of Cash Flows.

CH ENERGY GROUP / CENTRAL HUDSON
Long-term Debt Maturities and Fair Value

December 31, 2007

		Expected Maturity Date

		(In Thousands)
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed Rate:	—	$20,000	$24,000	—	$36,000	$208,042	$288,042	$287,308
Estimated
Effective Interest Rate		6.07%	4.38%	—	6.64%	5.48%	6.30%

Variable Rate:	—	—	—	—	—	$115,850	$115,850	$115,850
Estimated
Effective Interest Rate						3.69%	3.69%

			Total Debt Outstanding				$403,892	$403,158

			Estimated Effective Interest Rate				5.49%

December 31, 2006

		Expected Maturity Date

		(In Thousands)
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed Rate:	$33,000	—	$20,000	$24,000	—	$178,039	$255,039	$255,540
Estimated
Effective Interest Rate	5.92%	—	6.07%	4.38%	—	5.54%	5.52%

Variable Rate:	—	—	—	—	—	$115,850	$115,850	$115,850
Estimated
Effective Interest Rate						3.44%	3.44%

			Total Debt Outstanding				$370,889	$371,390

			Estimated Effective Interest Rate				4.87%

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) – CH ENERGY GROUP

Selected financial data for each quarterly period within 2007 and 2006 are presented below:

	Operating Revenues	Operating Income	Net Income	Earnings Per Average Share of Common Stock (Diluted) Outstanding

		(In Thousands)		(Dollars)

Quarter Ended:

2007

March 31	$343,378	$37,405	$21,698	$1.37
June 30	270,983	10,065	5,189	.33
September 30	260,116	10,640	4,329	.27
December 31	322,280	21,158	11,420	.73

2006

March 31	$317,231	$34,078	$18,300	$1.16
June 30	213,891	6,784	4,068	.26
September 30	239,820	18,664	10,970	.70
December 31	222,491	17,954	9,746	.61

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) – CENTRAL HUDSON

Selected financial data for each quarterly period within 2007 and 2006 are presented below:

	Operating Revenues	Operating Income	Income Available for Common Stock

		(In Thousands)

Quarter Ended:

2007

March 31	$215,866	$26,035	$13,129
June 30	190,687	11,799	5,020
September 30	189,571	15,201	5,863
December 31	186,164	18,371	8,454

2006

March 31	$206,856	$25,805	$12,811
June 30	144,388	10,203	3,881
September 30	173,107	20,407	10,531
December 31	134,829	14,541	6,678

SCHEDULE II - Reserves – CH Energy Group

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period

YEAR ENDED DECEMBER 31, 2007

Operating Reserves	$4,906,000	$1,879,000	$65,000	$1,638,000	$5,212,000

Reserve for Uncollectible Accounts	$5,761,000	$5,853,000	$—	$6,785,000	$4,829,000

YEAR ENDED DECEMBER 31, 2006

Operating Reserves	$6,216,000	$45,000	$32,000	$1,387,000	$4,906,000

Reserve for Uncollectible Accounts	$4,588,000	$5,675,000	$—	$4,502,000	$5,761,000

YEAR ENDED DECEMBER 31, 2005

Operating Reserves	$6,515,000	$1,415,000	$40,000	$1,754,000	$6,216,000

Reserve for Uncollectible Accounts	$4,830,000	$4,375,000	$—	$4,617,000	$4,588,000

SCHEDULE II - Reserves – Central Hudson

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period

YEAR ENDED DECEMBER 31, 2007

Operating Reserves	$3,936,000	$991,000	$65,000	$749,000	$4,243,000

Reserve for Uncollectible Accounts	$3,800,000	$4,850,000	$—	$5,889,000	$2,761,000

YEAR ENDED DECEMBER 31, 2006

Operating Reserves	$5,137,000	$(475,000)	$32,000	$758,000	$3,936,000

Reserve for Uncollectible Accounts	$3,400,000	$4,435,000	$—	$4,035,000	$3,800,000

YEAR ENDED DECEMBER 31, 2005

Operating Reserves	$5,969,000	$370,000	$40,000	$1,242,000	$5,137,000

Reserve for Uncollectible Accounts	$3,800,000	$3,592,000	$—	$3,992,000	$3,400,000

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A -	CONTROLS AND PROCEDURES

          As of the end of the period covered by this 10-K Annual Report, CH Energy Group and Central Hudson each carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of CH Energy Group and of Central Hudson, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that each of CH Energy Group’s and Central Hudson’s disclosure controls and procedures as of December 31, 2007, are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, within the time periods specified in the relevant SEC rules and forms.

          There were no significant changes to the Registrants’ internal control over financial reporting during the Registrants’ last fiscal year.

          For additional discussion, see the Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control Over Financial Reporting included in this 10-K Annual Report.

ITEM 9B -	OTHER INFORMATION

          None.

PART III

ITEM 10 -	DIRECTORS AND EXECUTIVE OFFICERS OF CH ENERGY GROUP

The Directors of CH Energy Group are as follows:

Name	Age as of 12/31/07	Year Joined the Board	Term of Office

Margarita K. Dilley(1),(2)	50	2004	Class II Director(5),(6)

Steven M. Fetter(1),(4)	55	2002	Class II Director(5),(6)

Stanley J. Grubel(2),(3)	65	1999	Class II Director(5), (6)

Manuel J. Iraola(1),(2)	59	2006	Class III Director(7)

E. Michel Kruse(3),(4)	63	2002	Class III Director(7)

Steven V. Lant(3)	50	2002	Class I Director(8)

Jeffrey D. Tranen(3),(4)	61	2004	Class I Director(8)

Ernest R. Verebelyi(1),(2)	60	2006	Class III Director(7)

(1)	Member, Audit Committee of the Board of Directors.
(2)	Member, Compensation Committee of the Board of Directors.
(3)	Member, Strategy and Finance Committee of the Board of Directors.
(4)	Member, Governance and Nominating Committee of the Board of Directors.
(5)	Ms. Dilley, Mr. Fetter and Mr. Grubel are standing for election at the Annual Meeting of Shareholders as Class II Directors.
(6)	Term expires at Annual Meeting of Shareholders in 2008.
(7)	Term expires at Annual Meeting of Shareholders in 2009.
(8)	Term expires at Annual Meeting of Shareholders in 2010.

Officers of the Board:

Steven V. Lant
Chairman of the Board

E. Michel Kruse
Lead Independent Director and Chair of the Strategy and Finance Committee

Steven M. Fetter
Chair of the Governance and Nominating Committee

Stanley J. Grubel
Chair of the Compensation Committee

Margarita K. Dilley
Chair of the Audit Committee

          The information on those directors of CH Energy Group standing for election by shareholders at the Annual Meeting of Shareholders to be held on April 22, 2008, is incorporated by reference to the caption “Election of Directors” in CH Energy Group’s definitive proxy statement (“Proxy Statement”) to be used in connection with its Annual Meeting of Shareholders to be held on April 22, 2008, which Proxy Statement will be filed with the SEC.

          The information on the executive officers of CH Energy Group required hereunder is incorporated by reference to Item 1 – “Business” of this 10-K Annual Report under the caption “Executive Officers.”

          Other information required hereunder for Directors and officers of CH Energy Group is incorporated by reference to the Proxy Statement.

          CH Energy Group submitted a CEO Certification to the New York Stock Exchange in 2007. CH Energy Group and Central Hudson each filed with the SEC, as an exhibit to its most recently filed Form 10-K, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) Section 302 certification regarding the quality of the company’s public disclosure.

          CH Energy Group has adopted a Code of Business Conduct and Ethics (“Code”). Section II of the Code, in accordance with Section 406 of the Sarbanes-Oxley Act and Item 406 of Regulation S-K, constitutes CH Energy Group’s Code of Ethics for Senior Financial Officers. This section, in conjunction with the remainder of the Code, is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code is available on CH Energy Group’s Internet website at www.CHEnergyGroup.com.

          If CH Energy Group’s Board of Directors materially amends or grants any waivers to Section II of the Code relating to issues concerning the need to resolve ethically any actual or apparent conflicts of interest, and to comply with all generally accepted accounting principles, laws and regulations designed to produce full, fair, accurate, timely, and understandable disclosure in CH Energy Group’s periodic reports filed with the SEC, CH Energy Group will post such information on its Internet website at www.CHEnergyGroup.com.

          CH Energy Group’s governance guidelines, Code, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on CH Energy Group’s Internet website at www.CHEnergyGroup.com.

          The governance guidelines, the Code, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4879.

ITEM 11 -	EXECUTIVE COMPENSATION

          The information required hereunder for Directors and executive officers of CH Energy Group is incorporated by reference to the section captioned “Executive Compensation” of the Proxy Statement.

ITEM 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity-Based Compensation Plan Information

          The following table sets forth information concerning CH Energy Group’s compensation plans (including individual compensation arrangements) as of December 31, 2007, under which equity securities of CH Energy Group are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity-based compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	40,300 (1)	$46.05	258,370 (2)
Equity compensation plans not approved by security holders	—	—	—

Total	40,300	$46.05	258,370

(1)	This includes only stock options granted under the 2000 Plan.
(2)

Pertains to the 2006 Plan only, and excludes 41,630 performance shares granted under the 2006 Plan through December 31, 2007. Effective April 25, 2006, securities can no longer be issued under the 2000 Plan.

          The information required hereunder regarding equity ownership in CH Energy Group by its Directors and executive officers is incorporated by reference to the section captioned “Beneficial Ownership” of the Proxy Statement.

ITEM 13 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

          See Note 1 - “Summary of Significant Accounting Policies” under the caption “Related Party Transactions.” The information required hereunder regarding Director independence is incorporated by reference to the section captioned “Director Independence” of the Proxy Statement.

ITEM 14 -	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item regarding CH Energy Group’s Audit Committee’s policies and procedures and annual fees rendered to CH Energy Group’s principal accountants is incorporated by reference to the Report of the Audit Committee and to the caption “Principal Accountant Fees and Services,” both of which are included in the Proxy Statement.

          The following information is provided for Central Hudson:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP	2007	2006

Audit Fees	$735,138	$636,907

Tax Fees
Includes review of federal and state income tax returns and tax research	11,800	11,200
All Other Fees
Includes software licensing fee for accounting research tool	1,500	1,500

TOTAL	$748,438	$649,607

PART IV

ITEM 15 -	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K Annual Report

1. and 2. All Financial Statements and Financial Statement Schedules filed as part of this 10-K Annual Report are included in Item 8 – “Financial Statements and Supplementary Data” of this 10-K Annual Report and reference is made thereto.

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

Steven V. Lant
Chairman of the Board,
President and
Chief Executive Officer

Dated: February 13, 2008

CENTRAL HUDSON GAS & ELECTRIC CORPORATION

	By	/s/ Steven V. Lant

Steven V. Lant
Chairman of the Board and
Chief Executive Officer

Dated: February 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K Annual Report has been signed below by the following persons on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

Signature	Title	Date

(a) Principal Executive Officer or Officers:
/s/ Steven V. Lant	Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officers of Central Hudson Gas & Electric Corporation

(Steven V. Lant)
February 13, 2008

(b) Principal Accounting Officer:

/s/ Donna S. Doyle	Vice President –Accounting and Controller of CH Energy Group, Inc.; Vice President –Accounting of Central Hudson Gas & Electric Corporation

(Donna S. Doyle)		February 13, 2008

(c) Chief Financial Officer:

/s/ Christopher M. Capone	Executive Vice President and Chief Financial Officer of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation

(Christopher M. Capone)		February 13, 2008

(d) A majority of Directors of CH Energy Group, Inc.:

Steven V. Lant*, Margarita K. Dilley*, Steven M. Fetter*, Stanley J. Grubel*, Manuel J. Iraola*, E. Michel Kruse*, Jeffrey D. Tranen*, and Ernest R. Verebelyi*, Directors

By	/s/ Steven V. Lant

	(Steven V. Lant)	February 13, 2008

(e)	A majority of Directors of Central Hudson Gas & Electric Corporation:

Steven V. Lant*, Christopher M. Capone*,
Joseph J. DeVirgilio, Jr.*, and Carl E. Meyer*, Directors

By	/s/ Steven V. Lant

	(Steven V. Lant)	February 13, 2008

* Steven V. Lant, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the United States Securities and Exchange Commission as Exhibit 24 hereof.

EXHIBIT INDEX

          Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference:

Exhibit No. (Regulation S-K Item 601 Designation)	Exhibits

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession:

(i)

Certificate of Exchange of Shares of Central Hudson Gas & Electric Corporation, subject corporation, for shares of CH Energy Group, Inc., acquiring corporation, under Section 913 of the Business Corporation Law of the State of New York. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit 2(i))

(ii)

Agreement and Plan of Exchange by and between Central Hudson Gas & Electric Corporation and CH Energy Group, Inc. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K dated December 15, 1999; Exhibit 2.1)

(3)	Articles of Incorporation and Bylaws:

(i)

Restated Certificate of Incorporation of CH Energy Group, Inc. under Section 807 of the Business Corporation Law, filed November 12, 1998. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K filed on September 30, 1998; Exhibit 3(i))

(ii) By-laws of CH Energy Group, Inc. in effect on the date of this Report. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on February 16, 2006; Exhibit (99))

(iii) Restated Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 807 of the Business Corporation Law. (Incorporated herein by reference to

Central Hudson’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993; Exhibit (3)1)

(iv)

Certificate of Amendment to the Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 805 of the Business Corporation Law. (Incorporated herein by reference to Central Hudson’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993; Exhibit (3)2)

(v)

Certificate of Amendment to the Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 805 of the Business Corporation Law. (Incorporated herein by reference to Central Hudson’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993; Exhibit (3)3)

(vi)

By-laws of Central Hudson Gas & Electric Corporation in effect on the date of this Report. (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (3)(vi))

(4)	Instruments defining the rights of security holders, including indentures (see also Exhibits (3)(i) and (ii) above):

(ii)

1—       Indenture, dated as of April 1, 1992, between Central Hudson and Morgan Guaranty Trust Company of New York, as Trustee related to unsecured Medium-Term Notes. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated May 27, 1992; Exhibit (4)(ii)29)

(ii)

2—       Prospectus Supplement Dated May 28, 1992 (To Prospectus Dated April 13, 1992) relating to $125,000,000 principal amount of Medium-Term Notes, Series A, and the Prospectus Dated April 13, 1992, relating to $125,000,000 principal amount of Central Hudson’s debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624, and, as applicable to a tranche of such Medium-Term Notes, set forth in Pricing Supplement No. 1, Dated June 26, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624.

(ii)

3— Prospectus Supplement Dated August 24, 1998 (To Prospectus Dated April 4, 1995) relating to $80,000,000 principal amount of Medium-Term Notes, Series B, and the Prospectus Dated April 4, 1995, relating to (i) $80,000,000 of Central Hudson’s Debt Securities and Common Stock, $5.00 par value, but not in excess of $40 million aggregate initial offering price of such Common Stock and (ii) 250,000 shares of Central Hudson’s Cumulative Preferred Stock, par value $100 per share, which may be issued as 1,000,000 shares of Depositary Preferred Shares each representing 1/4 of a share of such Cumulative Preferred Stock attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-56349.

(a)

Pricing Supplement No. 1, Dated September 2, 1998 (To Prospectus Dated April 4, 1995, as supplemented by a Prospectus Supplement Dated August 24, 1998), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(2) under the Securities Act of 1933 in connection with Registration Statement No. 33-56349.

(ii)

4—     Prospectus Supplement Dated January 8, 1999 (To Prospectus Dated January 7, 1999) relating to $110,000,000 principal amount of Medium-Term Notes, Series C, and the Prospectus Dated January 7, 1999, relating to $110,000,000 principal amount of Central Hudson’s debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349, and, as applicable to a tranche of such Medium-Term Notes, set forth in Pricing Supplement No. 1, Dated January 12, 1999 (To Prospectus Dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999) filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349.

(ii)

5—     Prospectus Supplement Dated March 20, 2002 (To Prospectus dated March 14, 2002) relating to $100,000,000 principal amount of Medium-Term Notes, Series D, and the Prospectus Dated March 14, 2002, relating to $100,000,000 principal amount of Central Hudson’s debt securities attached hereto, as filed pursuant to Rule 424 (b) in connection with Registration Statement No. 33-83542, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

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

(ii)

6—     Prospectus Supplement Dated October 28, 2004 (To Prospectus dated October 22, 2004) relating to $85,000,000 principal amount of Medium-Term Notes, Series E, and the Prospectus Dated October 22, 2004, relating to $85,000,000 principal amount of Central Hudson’s debt securities attached hereto, as filed pursuant to Rule 424 (b) in connection with Registration Statement No. 333-116286, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

(a)

Pricing Supplement No. 1, Dated October 29, 2004 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b) (3) in connection with Registration Statement No. 333-116286.

(b)

Pricing Supplement No. 2, Dated November 2, 2004 (to said Prospectus Dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b) (3) in connection with Registration Statement No. 333-116286.

(c)

Pricing Supplement No. 3, Dated November 30, 2005 (to said Prospectus Dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b) (3) in connection with Registration Statement No. 333-116286.

(d)

Pricing Supplement No. 4, Dated November 17, 2006 (to said Prospectus dated October 22, 2004 as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424(b)(3) in connection with Registration Statement No. 333-116286.

(ii)

7—     Prospectus Supplement Dated March 20, 2007 (To Prospectus dated December 1, 2006) relating to $140,000,000 principal amount of Medium-Term Notes, Series F, as filed on March 20, 2007, pursuant to Rule 424 (b) in connection with Registration Statement No. 333-138510, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

	(a)	Pricing Supplement No. 1, Dated March 20, 2007 filed on March 21, 2007, pursuant to Rule 424 (b).

	(b)	Pricing Supplement No. 2, Dated September 14, 2007 filed on September 14, 2007, pursuant to Rule 424 (b).

(ii)

8—     Central Hudson and another subsidiary of Energy Group have entered into certain other instruments with respect to long-term debt. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of Energy Group and its other subsidiaries or Central Hudson, as the case may be, each on a consolidated basis. Energy Group and Central Hudson agree to provide the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt of Central Hudson and such other subsidiary.

(10)	Material contracts:

(i)

1—     Assignment and Assumption dated as of October 24, 1975 between Central Hudson and New York State Electric & Gas Corporation. (Incorporated herein by reference to Central Hudson’s Registration Statement No. 2-54690; Exhibit 5.25)

(i)

2—     Amendment to Assignment and Assumption dated October 30, 1978 between Central Hudson and New York State Electric & Gas Corporation. (Incorporated herein by reference to Central Hudson’s Registration Statement No. 2-65127; Exhibit 5.34)

(i)

3—     Agreement dated April 2, 1980 by and between Central Hudson and the Power Authority of the State of New York. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)24)

(i)

4—     Transmission Agreement, dated October 25, 1983, between Central Hudson and Niagara Mohawk Power Corporation. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)30)

(i)

5—     Underground Storage Service Agreement, dated June 30, 1982, between Central Hudson and Penn-York Energy Corporation. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)32)

(i)

6—     Interruptible Transmission Service Agreement, dated December 20, 1983, between Central Hudson and Power Authority of the State of New York. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)33)

(i)

7—     Agreement, dated December 7, 1983, between Central Hudson and the Power Authority of the State of New York. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)34)

(i)

8—     General Joint Use Pole Agreement between Central Hudson and the New York Telephone Company effective January 1, 1986 (not including the Administrative and Operating Practices provisions thereof). (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)37)

(i)

9—     Agreement, dated June 3, 1985, between Central Hudson, Consolidated Edison Company of New York, Inc. and the Power Authority of the State of New York relating to Marcy South Real Estate – East Fishkill, New York. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)38)

(i)

10—   Agreement, dated June 11, 1985, between Central Hudson and the Power Authority of the State of New York relating to Marcy South Substation – East Fishkill, New York. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit
(10)(i)39)

(i)

11—   Memorandum of Understanding, dated as of March 22, 1988, by and among Central Hudson, Alberta Northeast Gas, Limited, the Brooklyn Union Gas Company, New Jersey Natural Gas Company and Connecticut Natural Gas Corporation. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987; Exhibit (10)(i)98)

(i)

12—   Agreement, dated October 9, 1990, between Texas Eastern Transmission Corporation and Central Hudson. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)80)

(i)

13—   Agreement, dated December 28, 1989, between Texas Eastern Transmission Corporation and Central Hudson. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)83)

(i)	14— Agreement, dated November 3, 1989, between Texas Eastern Transmission Corporation and Central Hudson. (Incorporated herein by reference to Central Hudson’s

Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)84)

(i)

15—   Storage Service Agreement, dated July 1, 1989, between CNG Transmission Corporation and Central Hudson. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)91)

(i)

16—   Agreement dated as of February 7, 1991 between Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from ATCOR Ltd. to be delivered on the Iroquois Gas Transmission System. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)92)

(i)

17—   Agreement dated as of February 7, 1991 between Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from AEC Oil and Gas Company, a Division of Alberta Energy Company, Ltd. to be delivered on the Iroquois Gas Transmission System. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)93)

(i)

18—   Agreement dated as of February 7, 1991 between Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from ProGas Limited to be delivered on the Iroquois Gas Transmission System. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)94)

(i)

19—   Agreement No. 2 dated as of February 7, 1991 between Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada Pipelines Limited under Precedent Agreement No. 2 to be delivered on the Iroquois Gas Transmission System. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)95)

(i)	20— Agreement No. 1 dated as of February 7, 1991 between Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada

Pipelines Limited under Precedent Agreement No. 1 to be delivered on the Iroquois Gas Transmission System. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)96)

(i)

21—   Agreement dated as of February 7, 1991 between Central Hudson and Iroquois Gas Transmission System to transport gas imported by Alberta Northeast Gas, Limited to Central Hudson. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)97)

(i)

22—   Agreement, dated December 28, 1990 and effective February 5, 1991, between Central Hudson and National Fuel Gas Supply Corporation for interruptible transportation. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991; Exhibit (10)(i)100)

(i)

23—   Utility Services Contract, effective October 1, 1991, between Central Hudson and the U.S. Department of the Army, for the provision of natural gas service to the U.S. Military Academy at West Point and Stewart Army Subpost, together with an Amendment thereto, effective October 10, 1991. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991; Exhibit (10)(i)101)

(i)

24—   Service Agreement, effective December 1, 1990, between Central Hudson and Texas Eastern Transmission Corporation, for firm transportation service under Rate Schedule FT-1. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991; Exhibit (10)(i)103)

(i)

25—   Service Agreement, dated February 25, 1991, between Central Hudson and Texas Eastern Transmission Corporation, for incremental 5,056 dth. under Rate Schedule CD-1. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991; Exhibit (10)(i)104)

(i)	26— Agreement dated as of July 1, 1992 between Central Hudson and Tennessee Gas Pipeline Company for storage of natural gas. (Incorporated herein by reference to Central

Hudson’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992; Exhibit (10)(i)114)

(i)

27—   Agreement dated as of July 1, 1992 between Central Hudson and Tennessee Gas Pipeline Company for firm transportation periods. (Incorporated herein by reference to Central Hudson’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992; Exhibit (10)(i)115)

(i)

28—   Agreement, dated December 1, 1991, between Central Hudson and Iroquois Gas Transmission System for interruptible gas transportation service. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)101)

(i)

29—   Letter Agreement, dated August 24, 1992, between Central Hudson and Iroquois Gas Transmission System amending that certain Agreement, dated December 1, 1991 between said parties for interruptible gas transportation service. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)102)

(i)

30—   Gas Transportation Agreement, dated as of September 1, 1993, by and between Tennessee Gas Pipeline Company and Central Hudson. (Incorporated herein by reference to Central Hudson’s Quarterly report on Form 10-Q for fiscal quarter ended September 30, 1993; Exhibit (10)(i)108)

(i)

31—   Agreement, dated as of May 20, 1993, between Central Hudson and New York State Electric & Gas Corporation. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993; Exhibit (10)(i)93)

(i)

32—   Amended and Restated Settlement Agreement, dated January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated January 7, 1998; Exhibit (10))

(i)

33—   Modification to the Amended and Restated Settlement Agreement, dated February 26, 1998, signed by Central Hudson, the Staff of the Public Service Commission of the State of New York, the New York State Consumer Protection Board and Pace Energy Project. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated February 10, 1998; Exhibit (10)(2))

(i)

34—   Participation Agreement, dated as of June 1, 1977 by and between New York State Energy Research and Development Authority and Central Hudson. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)67)

(i)

35—   Participation Agreement, dated as of December 1, 1998, by and between New York State Energy Research and Development Authority and Central Hudson. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998; Exhibit (10)(i)82)

(i)

36—   Participation Agreement, dated as of July 15, 1999, by and between New York State Energy Research and Development Authority and Central Hudson. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)66)

(i)

37—   Participation Agreement, dated as of August 1, 1999, by and between New York State Energy Research and Development Authority and Central Hudson. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)67)

(i)

38—   Asset Purchase and Sale Agreement, dated August 7, 2000, by and among Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000; Exhibit (10)(i)93)

(i)	39— Asset Purchase and Sale Agreement, dated August 7, 2000, by and between Central Hudson and Dynegy Power

Corp. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000; Exhibit (10)(i)94)

(i)

40—   Purchase Price Agreement, dated August 7, 2000, among Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000; Exhibit (10)(i)95)

(i)

41—   Guarantee Agreement, dated August 7, 2000, among Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Holdings, Inc. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000; Exhibit (10)(i)96)

(i)

42—   Nine Mile Point Unit 2 Nuclear Generating Facility Asset Purchase Agreement, dated as of December 11, 2000, by and among Central Hudson, Niagara Mohawk Power Corporation, New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Constellation Energy Group, Inc. and Constellation Nuclear LLC. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)79)

(i)

43—   Power Purchase Agreement, dated as of December 11, 2000, by and between Constellation Nuclear, LLC and Central Hudson. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)80)

(i)

44—   Revenue Sharing Agreement, dated as of December 11, 2000, by and between Constellation Nuclear LLC and Central Hudson. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)84)

(i)

45—   Transition Power Agreement, dated January 30, 2001, by and between Central Hudson and Dynegy Power Marketing, Inc. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)82)

(i)

46—   Amended and Restated Credit Agreement, dated July 10, 2000, among CH Energy Group, Inc., (“Energy Group”) certain lenders described therein and Banc One, N.A., as administrative Agent. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000; Exhibit (10)(i)92)

(i)

47—   Stock Purchase Agreement, dated December 21, 2001 between Central Hudson Energy Services, Inc. and WPS Power Development, Inc. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(i)69)

(i)

48—   Letter Agreement, dated December 21, 2001, between Central Hudson Enterprises Corporation and WPS Power Development, Inc. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(i)70)

(i)

49—   Letter Agreement, dated July 3, 2001 between Central Hudson and Dynegy. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(i)72)

(i)

50—   Amendment No. 1, dated April 27, 2005, to Credit Agreement, dated November 21, 2003, among CH Energy Group, Inc., certain lenders described therein and KeyBank, N.A., as administrative agent. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on April 29, 2005; Exhibit 99)

(i)

51—   Amended and Restated Credit Agreement effective as of January 2, 2007 among Central Hudson, certain lenders described therein and JPMorgan Chase Bank, N.A., as arranger and administrative agent. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K filed on December 20, 2006;
Exhibit 1)

(i)

52—   $25,000,000 Demand Note of Griffith Energy Services, Inc. dated January 18, 2008, payable to the order of Manufacturers and Traders Trust Company. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on January 18, 2008; Exhibit 10.1)

(a)

Guaranty Agreement dated as of January 18, 2008, from Central Hudson Enterprises Corporation to Manufacturers and Traders Trust Company. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on January 18, 2008; Exhibit 10.2)

(b)

Guaranty Agreement dated as of January 18, 2008, from CH Energy Group to Manufacturers and Traders Trust Company. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on January 18, 2008; Exhibit 10.3)

(i)

53—   Promissory Note of Central Hudson Gas & Electric Corporation, dated April 16, 2007, payable to the order of JPMorgan Chase Bank, N.A. (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(i)53)

(i)

54—   Promissory Note of Central Hudson Gas & Electric Corporation, dated June 22, 2007, payable to the order of Citizens Bank, N.A. (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(i)54)

(i)

55—   Distribution Agreement dated March 19, 2007 between the Company, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and McDonald Investments Inc., as agents. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K filed on March 19, 2007; Exhibit 1)

(iii)[1]

1—     Agreement, made March 14, 1994, by and between Central Hudson and Mellon Bank, N.A., amending and restating, effective April 1, 1994, Central Hudson’s Savings Incentive Plan and related Trust Agreement with The Bank of New York. (Incorporated herein by reference to Central Hudson’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994; Exhibit (10)(iii)18)

(iii)	2— Amendment 1, dated July 22, 1994 (effective April 1, 1994) to the Amended and Restated Savings Incentive Plan of Central Hudson. (Incorporated herein by reference to

[1] Exhibits in Part (iii) of this Section 10 are management contracts and compensatory plans and arrangements.

Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994; Exhibit (10)(iii)19)

(iii)

3—     Amendment 2, dated December 16, 1994 (effective January 1, 1995) to the Amended and Restated Savings Incentive Plan of Central Hudson, as amended. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994; Exhibit (10)(iii)20)

(iii)

4—     Management Incentive Program of Central Hudson, effective April 1, 1994. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996; Exhibit (10)(iii)23)

(iii)

5—     Amendment, dated July 25, 1997, to the Management Incentive Program of Central Hudson, effective August 1, 1997. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended December 8, 1998; Exhibit (10)(iii)24)

(iii)

6—     CH Energy Group, Inc. Change-of-Control Severance Policy, effective December 1, 1998. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998; Exhibit
(10)(iii)14)

(iii)

7—     Trust and Agency Agreement, dated December 15, 1999 and effective January 1, 2000, between the Corporation and First America Trust Company for the Corporation’s Directors and Executives Deferred Compensation Plan. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999; Exhibit (10)(iii)26)

(iii)

8—     CH Energy Group, Inc. Supplementary Retirement Plan, effective December 15, 1999, being an amendment and restatement of the Central Hudson Executive Deferred Compensation Plan as assigned to CH Energy Group, Inc. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000; Exhibit (10)(iii)29)

(iii)	9— Amendment Number Three to the Central Hudson Savings Incentive Plan, effective January 1, 2001.

(Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(iii)32)

(iii)

10—   Amendment to the CH Energy Group, Inc. Change-of-Control Severance Policy, effective August 1, 2000. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(iii)33)

(iii)

11—   Employment Agreement, dated September 28, 2001, between CH Energy Group, Inc. and Paul J. Ganci. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)16)

(iii)

12—   Amendment, effective January 1, 2001, to Energy Group’s Long-Term Performance-Based Incentive Plan. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001; Exhibit (10)(iii)1)

(iii)

13—   Amendment and Restatement, dated October 1, 2001, of the Central Hudson Savings Incentive Plan. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit
(10)(iii)18)

(iii)

14—   Form of Trust Agreement, effective as of October 1, 2001, between Central Hudson and ING National Trust, as successor Trustee under the Central Hudson Savings Incentive Plan. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit
(10)(iii)19)

(iii)

15—   Amendment No. 2, effective January 1, 2002, to Energy Group’s Long-Term Performance-Based Incentive Plan. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)20)

(iii)

16—   Form of Supplemental Participation Agreement, dated October 21, 2001, among Central Hudson Enterprises Corporation, Central Hudson and ING National Trust re: Central Hudson Savings Incentive Plan. (Incorporated herein by reference to Energy Group’s Annual Report on

Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)21)

(iii)

17—   Amendment and restatement of CH Energy Group, Inc. Supplementary Retirement Plan, effective July 1, 2001. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)23)

(iii)

18—   Amendment and restatement of Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan effective June 22, 2001. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)24)

(iii)

19—   Agreement, dated May 10, 2002, between CH Energy Group, Inc. and Allan R. Page. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002; Exhibit (10)(iii)25)

(iii)

20—   Central Hudson Gas & Electric Corporation Savings Incentive Plan, January 1, 2004 Restatement. (Incorporated herein by reference to Energy Group’s Registration Statement on Form S-8, filed on January 16, 2004; Exhibit (99)(a))

(iii)

21—   Amendment to CH Energy Group, Inc. Long-Term Performance-Based Incentive Plan, dated October 24, 2003, effective as of September 26, 2003. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003; Exhibit (10)(iii)28)

(iii)

22—   CH Energy Group, Inc. Amended and Restated Stock Plan for Outside Directors, dated October 24, 2003, effective as of September 26, 2003. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003; Exhibit (10)(iii)30)

(iii)

23—   First Amendment to the Central Hudson Gas & Electric Corporation Savings Incentive Plan (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004; Exhibit (10)(iii)31)

(iii)

24—   CH Energy Group, Inc. 2004 Executive Annual Incentive Plan, dated March 16, 2004. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2004; Exhibit (10)(iii)32)

(iii)

25—   CH Energy Group, Inc. 2005 Executive Annual Incentive Plan, dated February 11, 2005. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2004; Exhibit (10)(iii)33)

(iii)

26—   CH Energy Group, Inc. Form of Performance Shares Agreement. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005; Exhibit 10(iii)34)

(iii)

27—   CH Energy Group, Inc. Supplemental Executive Retirement Plan, as amended. (corrected March 31, 2006). (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K/A filed on April 6, 2006; Exhibit (10)(iii)40)

(iii)	28— Amendment to the CH Energy Group, Inc. Supplementary Retirement Plan. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K/A filed on April 6, 2006; Exhibit (62)(iii)41)

(iii)	29— Long-Term Equity Incentive Plan of CH Energy Group, Inc. effective as of April 25, 2006. (Incorporated as Appendix A to Energy Group’s proxy statement filed on March 10, 2006; Appendix A)

(iii)

30—   Form of Performance Share Award Agreement under CH Energy Group, Inc. Long-Term Equity Incentive Plan. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on April 28, 2006; Exhibit (10)(iii)43)

(iii)

31—   Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan, effective as of January 1, 2008, (dated December 31, 2007). (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on January 3, 2008, and Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)31)

(iii)

32—   Amended and restated Employment Agreement between CH Energy Group, Inc. and the Chief Executive Officer effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)32)

(iii)

33—   Amended and restated Employment Agreement between CH Energy Group, Inc. and the three most senior executives (after Chief Executive Officer) effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)33)

(iii)

34—   Amended and restated Employment Agreement between CH Energy Group, Inc. and the other executive officers effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)34)

(iii)

35—   Amendment to CH Energy Group, Inc. 2000 Long-Term Equity Incentive Plan effective as of December 31, 2007. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)35)

(iii)

36—   Amendment to CH Energy Group, Inc. 2006 Long-Term Equity Incentive Plan effective as of December 31, 2007. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)36)

(iii)

37—   Amended and Restated CH Energy Group, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2008, (dated December 31, 2007). (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)37)

(iii)

38—   Amendment to CH Energy Group, Inc. Supplementary Retirement Plan effective as of December 31, 2007. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)38)

(iii)

39—   Amended and Restated Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan effective as of January 1, 2008, (dated December 31, 2007). (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on January 3, 2008, and Central Hudson’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)39)

(iii)

40—   Amended and Restated CH Energy Group, Inc. Short-Term Incentive Plan effective as of January 1, 2008, (dated December 31, 2007). (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)40)

(iii)

41—   Amendments to CH Energy Group, Inc. 2005, 2006 and 2007 Long-Term Equity Incentive Plans effective as of January 1, 2008, (dated December 31, 2007). (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)41)

(iii)

42—   Amended and restated Employment Agreement between CH Energy Group, Inc. and Griffith Energy Services, Inc. executive effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)42)

(iii)

43—   CH Energy Group, Inc. 2007 Executive Annual Incentive Plan, dated May 320, 2007. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)43)

(12)	(i)—	CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

	(ii)—	Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

(21)—	Subsidiaries of Energy Group and Central Hudson as of December 31, 2007.

(23)—	Consents of Independent Registered Public Accounting Firm.

1— Consents of Independent Registered Public Accounting Firm for incorporation by reference of Energy Group Inc.’s Registration Statements on Form S-3 and S-8.

2— Consents of Independent Registered Public Accounting Firm for incorporation by reference of Central Hudson Gas & Electric Corporation’s Registration Statement on Form S-3.

(24)—	Powers of Attorney:

	(i)	1— Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Energy Group authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant.

	(i)	2— Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant.

(31)—	Rule 13a-14(a)/15d-14(a) Certifications.

(32)—	Section 1350 Certifications.

(99)—	Additional Exhibits:

(i)

1—     Order on Consent signed on behalf of the New York State Department of Environmental Conservation and Central Hudson relating to Central Hudson’s former manufactured gas site located in Newburgh, New York. (Incorporated herein by reference to Central Hudson’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995; Exhibit (99)(i)5)

(i)

2—     Summary of principal terms of the Amended and Restated Settlement Agreement, dated January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated January 7, 1998; Exhibit (99)2)

	(i)	3— Order of the Public Service Commission of the State of New York, issued and effective February 19, 1998, adopting the terms of Central Hudson’s Amended Settlement

Agreement, subject to certain modifications and conditions. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated February 10, 1998; Exhibit (10)1)

(i)

4—     Order of the Public Service Commission of the State of New York, issued and effective June 30, 1998, explaining in greater detail and reaffirming its Abbreviated Order, issued and effective February 19, 1998, which February 19, 1998 Order modified, and as modified, approved the Amended and Restated Settlement Agreement, dated January 2, 1998, entered into among Central Hudson, the PSC Staff and others as part of the PSC’s “Competitive Opportunities” proceeding (ii) the Order, dated June 24, 1998, of the Federal Energy Regulatory Commission conditionally authorizing the establishment of an Independent System Operator by the member systems of the New York Power Pool and (iii) disclosing, effective August 1, 1998, Paul J. Ganci’s appointment by Central Hudson’s Board of Directors as President and Chief Executive Officer and John E. Mack III’s formerly Chairman of the Board and Chief Executive Officer) continuation as Chairman of the Board. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated July 24, 1998; Exhibit (10)1)

(i)

5—     Order of the Public Service Commission of the State of New York, issued and effective October 25, 2001, establishing new rates for Central Hudson. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (99)(i)9)

(i)

6—     Order of the Public Service Commission of the State of New York, issued and effective October 3, 2002, authorizing the implementation of the Economic Development Program. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002; Exhibit (99)(i)10)

(i)

7—     Order of the Public Service Commission of the State of New York, issued and effective October 25, 2002, authorizing the establishment of a deferred accounting plan for site identification and remediation costs relating to Central Hudson’s seven former manufactured gas plants. (Incorporated herein by reference to Energy Group’s Annual

Report on Form 10-K, for the fiscal year ended December 31, 2002; Exhibit (99)(i)11)

(i)

8—     Order of the Public Service Commission of the State of New York, issued and effective October 29, 2003, directing the continuation of certain non-price features of the rate plan. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003; Exhibit (99)(i)12)

(i)

9—     Order of the Public Service Commission of the State of New York, issued and effective June 14, 2004, modifying the rate plan. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004; Exhibit 99(i)14)

(i)

10—   Order of the Public Service Commission of the State of New York, issued and effective July 24, 2006, establishing the rate plan. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006; Exhibit 99)