Form 10-Q
period 2008-09-30
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2008-11-04
CIK 1061393, 18647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended__________________________September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to____________________

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

         Non-Accelerated Filer ☐     Smaller Reporting Company ☐

          Indicate by check mark whether Central Hudson Gas & Electric Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

          Large Accelerated Filer ☐       Accelerated Filer ☐

          Non-Accelerated Filer ☒     Smaller Reporting Company ☐

          Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

           Yes ☐     No ☒

          Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

           Yes ☐      No ☒

          As of the close of business on November 3, 2008, (i) CH Energy Group, Inc. had outstanding 15,783,083 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

          CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART 1 – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	For the 3 Months Ended September 30,
	2008	2007

Operating Revenues
Electric	$179,001	$167,949
Natural gas	21,773	21,622
Competitive business subsidiaries:
Petroleum Products	88,618	60,431
Other	11,395	10,114

Total Operating Revenues	300,787	260,116

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	116,900	107,706
Purchased natural gas	13,405	13,579
Purchased petroleum	82,002	54,247
Other expenses of operation - regulated activities	39,247	38,589
Other expenses of operation - competitive business subsidiaries	20,508	17,409
Depreciation and amortization	9,713	8,956
Taxes, other than income tax	9,634	8,990

Total Operating Expenses	291,409	249,476

Operating Income	9,378	10,640

Other Income and Deductions
Income from unconsolidated affiliates	123	171
Interest on regulatory assets and investment income	1,339	1,685
Other - net	(41)	—

Total Other Income	1,421	1,856

Interest Charges
Interest on long-term debt	4,926	4,616
Interest on regulatory liabilities and other interest	1,485	1,340

Total Interest Charges	6,411	5,956

Income before income taxes, preferred dividends of subsidiary and minority interest	4,388	6,540
Income Taxes	1,193	1,885
Minority Interest	68	84

Income before preferred dividends of subsidiary	3,127	4,571
Cumulative preferred stock dividends of subsidiary	242	242

Net Income	2,885	4,329
Dividends Declared on Common Stock	8,523	—

Change in Retained Earnings	$(5,638)	$4,329

Common Stock:
Average shares outstanding
Basic	15,771	15,762
Diluted	15,819	15,785
Earnings per share
Basic	$0.18	$0.27
Diluted	$0.18	$0.27
Dividends Declared Per Share	$0.54	$—

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	For the 9 Months Ended September 30,
	2008	2007

Operating Revenues
Electric	$468,659	$470,069
Natural gas	142,267	126,055
Petroleum Products	379,653	250,627
Other	33,653	27,727

Total Operating Revenues	1,024,232	874,478

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	291,675	298,974
Purchased natural gas	98,008	84,841
Purchased petroleum	334,982	209,625
Other expenses of operation - regulated activities	123,414	115,747
Other expenses of operation - competitive business subsidiaries	65,716	53,958
Depreciation and amortization	28,722	27,086
Taxes, other than income tax	28,425	26,137

Total Operating Expenses	970,942	816,368

Operating Income	53,290	58,110

Other Income and Deductions
Income from unconsolidated affiliates	459	1,715
Interest on regulatory assets and investment income	4,404	6,079
Other - net	(159)	(1,018)

Total Other Income	4,704	6,776

Interest Charges
Interest on long-term debt	15,064	13,603
Interest on regulatory liabilities and other interest	4,116	3,212

Total Interest Charges	19,180	16,815

Income before income taxes, preferred dividends of subsidiary and minority interest	38,814	48,071
Income Taxes	14,102	16,141
Minority Interest	129	(13)

Income before preferred dividends of subsidiary	24,583	31,943
Cumulative preferred stock dividends of subsidiary	727	727

Net Income	23,856	31,216
Dividends Declared on Common Stock	25,564	17,023

Change in Retained Earnings	$(1,708)	$14,193

Common Stock:
Average shares outstanding
Basic	15,767	15,762
Diluted	15,815	15,786
Earnings per share
Basic	$1.51	$1.98
Diluted	$1.51	$1.97
Dividends Declared Per Share	$1.62	$1.08

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In Thousands)

	For the 3 Months Ended September 30,
	2008	2007

Net Income	$2,885	$4,329

Other Comprehensive Income:

Fair value of cash flow hedges - FAS 133:

Unrealized (losses) gains - net of tax of $125 and ($59)	(188)	89

Reclassification for gains realized in net income - net of tax of $0 and $2	—	(3)

Net unrealized (losses) gains on investments held by equity method investees - net of tax of $61 and ($4)	(91)	6

Other comprehensive (loss) income	(279)	92

Comprehensive Income	$2,606	$4,421

	For the 9 Months Ended September 30,
	2008	2007

Net Income	$23,856	$31,216

Other Comprehensive Income:

Fair value of cash flow hedges - FAS 133:

Unrealized gains (losses) - net of tax of ($867) and $123	1,300	(185)

Reclassification for (gains) losses realized in net income - net of tax of $1,343 and ($425)	(2,014)	638

Net unrealized (losses) gains on investments held by equity method investees - net of tax of $214 and ($401)	(321)	601

Other comprehensive (loss) income	(1,035)	1,054

Comprehensive Income	$22,821	$32,270

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	For the 9 Months Ended September 30,
	2008	2007

Operating Activities:
Net Income	$23,856	$31,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,722	27,086
Deferred income taxes - net	6,674	5,369
Provision for uncollectibles	7,736	3,989
Undistributed equity in earnings of unconsolidated affiliates	844	(225)
Pension expense	9,493	9,760
OPEB expense	7,551	7,761
Regulatory liability - rate moderation	(5,901)	(15,426)
Regulatory asset amortization	3,322	—
Minority interest	129	(13)
Gain on sale of property and plant	(98)	(627)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	15,682	(20,167)
Fuel and materials and supplies	(14,066)	(8,809)
Special deposits and prepayments	4,231	(4,767)
Prepaid income taxes	—	6,801
Accounts payable	11,352	(1,749)
Accrued taxes and interest	(2,264)	(2,213)
Customer advances	2,577	(2,947)
Pension plan contribution	(12,895)	(6,214)
OPEB contribution	(4,200)	(4,747)
Regulatory asset - MGP site remediations	(1,051)	(4,805)
Deferred natural gas and electric costs	(4,832)	(598)
Customer benefit fund	(369)	(614)
Other - net	1,464	12,695

Net cash provided by operating activities	77,957	30,756

Investing Activities:
Purchase of short-term investments	—	(54,451)
Proceeds from sale of short-term investments	3,545	76,812
Issuance of notes receivable	—	(3,993)
Proceeds from sale of property and plant	181	4,574
Additions to utility and other property and plant	(62,573)	(61,599)
Acquisitions made by competitive business subsidiaries	(9,262)	(17,705)
Other - net	958	(779)

Net cash used in investing activities	(67,151)	(57,141)

Financing Activities:
Redemption of long-term debt	—	(33,000)
Proceeds from issuance of long-term debt	—	66,000
Borrowings of short-term debt - net	9,000	23,000
Dividends paid on common stock	(25,559)	(25,535)
Other	5,765	(598)

Net cash (used in) provided by financing activities	(10,794)	29,867

Net Change in Cash and Cash Equivalents	12	3,482
Cash and Cash Equivalents at Beginning of Period	11,313	24,121

Cash and Cash Equivalents at End of Period	$11,325	$27,603

Supplemental Disclosure of Cash Flow Information:
Interest paid	$18,475	$17,442
Federal and state income tax paid	$9,986	$12,496
Additions to plant included in liabilities	$16,349	$2,599

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

ASSETS	September 30, 2008	December 31, 2007	September 30, 2007

Utility Plant
Electric	$842,006	$807,412	$798,503
Natural gas	259,377	248,894	244,166
Common	118,148	113,494	115,343

	1,219,531	1,169,800	1,158,012

Less: Accumulated depreciation	368,065	354,353	353,867

	851,466	815,447	804,145

Construction work in progress	80,302	75,866	60,868

Net Utility Plant	931,768	891,313	865,013

Other Property and Plant - net	32,607	31,236	30,131

Current Assets
Cash and cash equivalents	11,325	11,313	27,603
Short-term investments - available-for-sale securities	—	3,545	20,250
Accounts receivable from customers - net of allowance for doubtful accounts of $6.5 million, $4.8 million, and $4.5 million, respectively	119,338	139,107	101,907
Accrued unbilled utility revenues	8,087	12,022	7,826
Other receivables	6,854	6,568	4,785
Fuel and materials and supplies	47,794	33,321	38,170
Regulatory assets	52,179	35,012	38,332
Prepaid income tax	—	—	4,443
Fair value of derivative instruments	28	1,218	143
Special deposits and prepayments	23,904	28,108	28,389
Accumulated deferred income tax	7,077	7,378	6,011

Total Current Assets	276,586	277,592	277,859

Deferred Charges and Other Assets
Regulatory assets - pension plan	40,641	51,393	88,147
Regulatory assets - OPEB	—	15,967	30,394
Regulatory assets	117,075	86,821	84,520
Goodwill	67,564	63,433	58,450
Other intangible assets - net	37,037	35,720	34,508
Unamortized debt expense	4,067	4,345	4,370
Investments in unconsolidated affiliates	9,882	12,226	12,676
Other investments	9,464	8,613	8,390
Other	16,146	16,089	16,218

Total Deferred Charges and Other Assets	301,876	294,607	337,673

Total Assets	$1,542,837	$1,494,748	$1,510,676

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT’D) (UNAUDITED)
(In Thousands)

CAPITALIZATION AND LIABILITIES	September 30, 2008	December 31, 2007	September 30, 2007

Capitalization
Common Stock, 30,000,000 shares authorized: $0.10 par value - 15,783,083 shares outstanding at September 30, 2008; 15,762,000 shares outstanding at December 31, and September 30, 2007; 16,862,087 shares issued	$1,686	$1,686	$1,686
Paid-in capital	350,828	351,230	351,230
Retained earnings	213,931	215,639	221,248
Treasury stock (1,079,004 shares September 30, 2008; 1,100,087 shares December 31, and September 30, 2007)	(45,386)	(46,252)	(46,252)
Accumulated other comprehensive income	138	1,173	525
Capital stock expense	(328)	(328)	(328)

Total Common Shareholders’ Equity	520,869	523,148	528,109

Cumulative Preferred Stock
Not subject to mandatory redemption	21,027	21,027	21,027
Long-term debt	383,893	403,892	403,891

Total Capitalization	925,789	948,067	953,027

Current Liabilities
Current maturities of long-term debt	20,000	—	—
Notes payable	51,500	42,500	36,000
Accounts payable	54,596	44,880	38,480
Accrued interest	4,288	6,127	3,432
Dividends payable	8,765	8,760	242
Accrued vacation and payroll	6,485	7,640	6,586
Customer advances	25,622	23,045	22,785
Customer deposits	8,413	8,126	8,065
Regulatory liabilities	3,922	9,392	12,226
Fair value of derivative instruments	14,080	1,235	7,284
Accrued environmental remediation costs	7,876	2,703	2,562
Accrued income taxes	409	834	—
Deferred revenues	7,424	7,437	5,724
Other	31,651	16,820	15,689

Total Current Liabilities	245,031	179,499	159,075

Deferred Credits and Other Liabilities
Regulatory liabilities	128,814	111,663	105,382
Regulatory liabilities - OPEB	10,519	—	—
Operating reserves	4,802	5,212	5,219
Accrued environmental remediation costs	21,860	15,027	15,542
Accrued OPEB costs	30,019	55,560	70,217
Accrued pension costs	474	11,202	43,823
Other	13,795	19,805	13,171

Total Deferred Credits and Other Liabilities	210,283	218,469	253,354

Minority Interest	1,474	1,345	1,454

Accumulated Deferred Income Tax	160,260	147,368	143,766

Commitments and Contingencies
Total Capitalization and Liabilities	$1,542,837	$1,494,748	$1,510,676

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	For the 3 Months Ended September 30,
	2008	2007

Operating Revenues
Electric	$179,001	$167,949
Natural gas	21,773	21,622

Total Operating Revenues	200,774	189,571

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	115,413	106,255
Purchased natural gas	13,405	13,579
Other expenses of operation	39,247	38,589
Depreciation and amortization	7,566	7,083
Taxes, other than income tax	9,452	8,864

Total Operating Expenses	185,083	174,370

Operating Income	15,691	15,201

Other Income and Deductions
Interest on regulatory assets and other interest income	962	1,002
Other - net	120	18

Total Other Income	1,082	1,020

Interest Charges
Interest on other long-term debt	4,926	4,616
Interest on regulatory liabilities and other interest	1,374	1,339

Total Interest Charges	6,300	5,955

Income Before Income Taxes	10,473	10,266

Income Taxes	4,346	4,161

Net Income	6,127	6,105

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$5,885	$5,863

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	For the 9 Months Ended September 30,
	2008	2007

Operating Revenues
Electric	$468,659	$470,069
Natural gas	142,267	126,055

Total Operating Revenues	610,926	596,124

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	287,156	295,268
Purchased natural gas	98,008	84,841
Other expenses of operation	123,414	115,747
Depreciation and amortization	22,380	21,513
Taxes, other than income tax	27,886	25,720

Total Operating Expenses	558,844	543,089

Operating Income	52,082	53,035

Other Income and Deductions
Interest on regulatory assets and other interest income	3,290	4,090
Other - net	558	(541)

Total Other Income	3,848	3,549

Interest Charges
Interest on other long-term debt	15,064	13,603
Interest on regulatory liabilities and other interest	3,589	3,211

Total Interest Charges	18,653	16,814

Income Before Income Taxes	37,277	39,770

Income Taxes	15,212	15,032

Net Income	22,065	24,738

Dividends Declared on Cumulative Preferred Stock	727	727

Income Available for Common Stock	$21,338	$24,011

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	For the 3 Months Ended September 30,
	2008	2007

Net Income	$6,127	$6,105
Other Comprehensive Income	—	—

Comprehensive Income	$6,127	$6,105

	For the 9 Months Ended September 30,
	2008	2007

Net Income	$22,065	$24,738
Other Comprehensive Income	—	—

Comprehensive Income	$22,065	$24,738

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	For the 9 Months Ended September 30,
	2008	2007

Operating Activities:
Net Income	$22,065	$24,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,380	21,513
Deferred income taxes - net	4,090	4,401
Provision for uncollectibles	5,326	3,316
Pension expense	9,493	9,760
OPEB expense	7,551	7,761
Regulatory liability - rate moderation	(5,901)	(15,426)
Regulatory asset amortization	3,322	—
Gain on sale of property and plant	—	(468)
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	7,751	(21,817)
Fuel and materials and supplies	(15,729)	(8,369)
Special deposits and prepayments	5,093	(1,356)
Prepaid income taxes	—	6,969
Accounts payable	15,857	(2,871)
Accrued taxes and interest	899	(2,213)
Customer advances	(5,194)	(7,223)
Pension plan contribution	(12,895)	(6,214)
OPEB contribution	(4,200)	(4,747)
Regulatory asset - MGP site remediations	(1,051)	(4,805)
Deferred natural gas and electric costs	(4,832)	(598)
Customer benefit fund	(369)	(614)
Other - net	3,360	12,381

Net cash provided by operating activities	57,016	14,118

Investing Activities:
Proceeds from sale of property and plant	—	862
Additions to utility plant	(58,268)	(59,827)
Other - net	(1,180)	(541)

Net cash used in investing activities	(59,448)	(59,506)

Financing Activities:
Redemption of long-term debt	—	(33,000)
Proceeds from issuance of long-term debt	—	66,000
(Repayments) borrowings of short-term debt - net	(6,000)	23,000
Dividends paid on cumulative preferred stock	(727)	(727)
Dividends paid to parent - CH Energy Group	—	(8,500)
Other	5,765	(598)

Net cash (used in) provided by financing activities	(962)	46,175

Net Change in Cash and Cash Equivalents	(3,394)	787
Cash and Cash Equivalents - Beginning of Period	3,592	1,710

Cash and Cash Equivalents - End of Period	$198	$2,497

Supplemental Disclosure of Cash Flow Information:
Interest paid	$17,950	$17,442
Federal and state income tax paid	$8,642	$12,322
Plant additions in liabilities	$16,349	$2,599

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

ASSETS	September 30, 2008	December 31, 2007	September 30, 2007

Utility Plant
Electric	$842,006	$807,412	$798,503
Natural gas	259,377	248,894	244,166
Common	118,148	113,494	115,343

	1,219,531	1,169,800	1,158,012

Less: Accumulated depreciation	368,065	354,353	353,867

	851,466	815,447	804,145

Construction work in progress	80,302	75,866	60,868

Net Utility Plant	931,768	891,313	865,013

Other Property and Plant - net	413	415	416

Current Assets
Cash and cash equivalents	198	3,592	2,497
Accounts receivable from customers - net of allowance for doubtful accounts of $3.6 million, $2.8 million, and $2.7 million, respectively	72,206	81,264	70,438
Accrued unbilled utility revenues	8,087	12,022	7,826
Other receivables	2,774	2,858	1,654
Fuel and materials and supplies - at average cost	39,999	24,270	31,173
Regulatory assets	52,179	35,012	38,332
Prepaid income tax	—	—	3,508
Special deposits and prepayments	19,415	24,481	22,365
Accumulated deferred income tax	5,754	6,676	5,064

Total Current Assets	200,612	190,175	182,857

Deferred Charges and Other Assets
Regulatory assets - pension plan	40,641	51,393	88,147
Regulatory assets - OPEB	—	15,967	30,394
Regulatory assets	117,075	86,821	84,520
Unamortized debt expense	4,067	4,345	4,370
Other investments	9,325	8,570	8,357
Other	3,338	3,695	4,108

Total Deferred Charges and Other Assets	174,446	170,791	219,896

Total Assets	$1,307,239	$1,252,694	$1,268,182

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET (CONT’D) (UNAUDITED)
(In Thousands)

CAPITALIZATION AND LIABILITIES	September 30, 2008	December 31, 2007	September 30, 2007

Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	174,980	174,980	174,980
Retained earnings	114,014	92,676	84,221
Capital stock expense	(4,961)	(4,961)	(4,961)

Total Common Shareholders’ Equity	368,344	347,006	338,551

Cumulative Preferred Stock
Not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	383,893	403,892	403,891

Total Capitalization	773,264	771,925	763,469

Current Liabilities
Current maturities of long-term debt	20,000	—	—
Notes payable	36,500	42,500	36,000
Accounts payable	43,992	29,771	27,936
Accrued interest	4,275	6,127	3,432
Dividends payable - preferred stock	242	242	242
Accrued vacation and payroll	4,537	5,235	5,005
Customer advances	5,648	10,842	8,684
Customer deposits	8,285	7,990	7,943
Regulatory liabilities	3,922	9,392	12,226
Fair value of derivative instruments	14,080	1,235	7,284
Accrued income taxes	6,040	3,289	—
Accrued environmental remediation costs	7,680	2,450	2,304
Other	25,666	10,695	10,276

Total Current Liabilities	180,867	129,768	121,332

Deferred Credits and Other Liabilities
Regulatory liabilities	128,814	111,663	105,382
Regulatory liabilities - OPEB	10,519	—	—
Operating reserves	3,776	4,243	4,171
Accrued environmental remediation costs	20,640	13,679	14,161
Accrued OPEB costs	30,019	55,560	70,217
Accrued pension costs	474	11,202	43,823
Other	13,225	19,390	12,502

Total Deferred Credits and Other Liabilities	207,467	215,737	250,256

Accumulated Deferred Income Tax	145,641	135,264	133,125

Commitments and Contingencies

Total Capitalization and Liabilities	$1,307,239	$1,252,694	$1,268,182

The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”). The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson. CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”). Operating results of CHEC’s wholly owned subsidiary Griffith Energy Services, Inc. (“Griffith”) and CHEC’s Lyonsdale Biomass, LLC (“Lyonsdale”) subsidiary are consolidated in the financial statements of CH Energy Group. The minority interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale. Intercompany balances and transactions have been eliminated in consolidation.

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

Unaudited Consolidated Financial Statements

          The accompanying Consolidated Financial Statements of CH Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2007 (the “Corporations’ 10-K Annual Report”).

          CH Energy Group’s and Central Hudson’s balance sheets as of September 30, 2007, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

Reclassification

          Certain amounts in the 2007 Consolidated Financial Statements have been reclassified to conform to the 2008 presentation.

Cash and Cash Equivalents

          For purposes of the Consolidated Statement of Cash Flows and the Consolidated Balance Sheet, CH Energy Group and Central Hudson consider temporary cash investments with a maturity (when purchased) of three months or less, to be cash equivalents. The Company reclassifies cash overdrafts to other current liabilities. Cash overdrafts included in other current liabilities were $5.8 million as of September 30, 2008. There were no cash overdrafts as of December 31, 2007 and September 30, 2007.

Revenue Recognition

          Reference is made to the caption “Revenue Recognition” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. CH Energy Group’s deferred revenue balances as of September 30, 2008, December 31, 2007 and September 30, 2007 were $7.4 million, $7.4 million, and $5.7 million, respectively. The deferred revenue balance will be recognized in competitive business subsidiaries operating revenues over the 12-month term of the respective customer contract.

          As required by the New York State Public Service Commission (“PSC”), Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses). Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

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

          SFAS No. 143, titled Accounting for Asset Retirement Obligations (“SFAS 143”), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $49.5 million, $47.8 million, and $47.2 million of net cost of removal as regulatory liabilities as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively. For further information, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Depreciation and Amortization” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

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

          CH Energy Group’s depreciation expense, which includes Central Hudson, Griffith, and Lyonsdale, was $25.6 million and $24.6 million for the nine months ended September 30, 2008, and September 30, 2007, respectively.

          Accumulated depreciation for Griffith was $22.7 million, $20.5 million, and $19.7 million as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

          Accumulated depreciation for Lyonsdale was $2.0 million, $1.3 million, and $1.1 million as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

          Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset’s expected useful life. See Note 6 – “Goodwill and Other Intangible Assets” for further discussion.

Earnings Per Share

          Reference is made to the caption “Earnings Per Share” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          In the calculation of earnings per share (basic and diluted) of CH Energy Group’s common stock (“Common Stock”), earnings for CH Energy Group are reduced by the preferred stock dividends of Central Hudson. The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 47,827 shares and 23,097 shares for the quarters ended September 30, 2008 and 2007, respectively.

The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 47,814 shares and 23,473 shares for the nine months ended September 30, 2008 and 2007, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented. Excluded from the calculation were options for 39,980 shares for the three and nine months ended September 30, 2008, and 18,420 shares for the three and nine months ended September 30, 2007. For additional information regarding stock options and performance shares, see Note 11 – “Equity-Based Compensation.”

Equity-Based Compensation

          CH Energy Group has an equity-based employee compensation plan that is described in Note 11 – “Equity-Based Compensation.”

Parental Guarantees

          Reference is made to the captions “Parental Guarantees” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. CH Energy Group and CHEC have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary’s intended commercial purposes.

          The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges. At September 30, 2008, the aggregate amount of subsidiary obligations covered by these guarantees was $21.4 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

Other Guarantees

          Central Hudson has a reimbursement obligation with respect to a $6.8 million standby letter of credit issued by a financial institution to support a real estate transaction that is expected to close in mid-2009. No premium has been received or is receivable by Central Hudson in connection with this letter of credit. This uncollateralized letter of credit was issued February 29, 2008 and expires September 30, 2009. The maximum potential amount of future payments Central Hudson could be required to make under this reimbursement obligation is $6.8 million. As of September

30, 2008, no events or circumstances had arisen that would require Central Hudson to perform under this reimbursement obligation, and the carrying amount of the liability was zero.

Product Warranties

          Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranties. CH Energy Group’s approximate aggregate potential liability for product warranties at September 30, 2008, December 31, 2007 and September 30, 2007 was not material. CH Energy Group’s liabilities for these product warranties were determined by accruing the present value of future warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

FASB Interpretation Number (FIN) 46R – Consolidation of Variable Interest Entities

          Reference is made to the caption “FIN 46 – Consolidation of Variable Interest Entities” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          CH Energy Group and its subsidiaries do not have any interests in special purpose entities and do not have material affiliations with any variable interest entities that require consolidation under the provisions of FIN 46R.

Fair Value Measurements

          CH Energy Group adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. The guidance in SFAS 157 establishes a framework for measuring fair value in GAAP, improves consistency and comparability in reporting fair value, and expands disclosures regarding fair value measurements.

          SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques based on observable and unobservable data, but not the valuation techniques themselves. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or a liability. Classification of inputs is determined based on the lowest level input that is significant to the overall valuation. The fair value hierarchy prioritizes the inputs to valuation techniques into the three categories described below.

▪	Level 1 Inputs: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

▪

Level 2 Inputs: Directly or indirectly observable (market-based) information. This includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

▪	Level 3 Inputs: Unobservable inputs for the asset or liability for which there is either no market data, or for which asset and liability values are not correlated with market value.

          On September 30, 2008, CH Energy Group reported one major category of assets at fair value: derivative contracts. Derivative contracts are measured on a recurring basis. The fair value of CH Energy Group’s reportable assets and liabilities at September 30, 2008 by category and hierarchy level follows.

Fair Value Measure at
September 30, 2008
Using

Asset or Liability Category	Fair Value as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities

Derivative Contracts

Central Hudson - Electric	$(3,807)	$—	$—	$(3,807)
Central Hudson - Natural Gas	(10,273)	(10,273)	—	—

TOTAL LIABILITIES	$(14,080)	$(10,273)	$—	$(3,807)

          The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

	(in Thousands)

Balance at Beginning of Period	$8,362	$77

Unrealized gains and (losses)	(12,130)	(2,697)
Realized gains and (losses)	(39)	(1,187)
Purchases, issuances, sales and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at End of Period	$(3,807)	$(3,807)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at September 30, 2008	$—	$—

          Derivative Contracts – CH Energy Group’s derivative contracts are typically either exchange-traded or over-the counter (“OTC”) instruments. Exchange-traded and OTC derivatives are valued based on listed market prices. On September 30, 2008, Central Hudson’s derivative contracts were comprised of wholesale contracts for differences (“Swap Contracts”) for electricity and natural gas. Electric Swap Contracts are valued using the New York Independent System Operator (“NYISO”) Swap Futures Closing Price as posted on NYMEX Clearport and have been classified as Level 3 assets in the fair value hierarchy since Clearport uses unobservable inputs in its determination of the futures closing price. Management believes these prices approximate fair value for these instruments. Natural gas Swap Contracts are valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price or counterparty valuations, and have been classified within Level 1 of the fair value hierarchy. For natural gas Swap Contracts valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price, the latter component is immaterial. As of September 30, 2008, all of Central Hudson’s open electric and natural gas Swap Contracts were in a liability position and therefore the only credit risk considered in the fair value assessment is that associated with Central Hudson. Based on Central Hudson’s current senior unsecured debt ratings by Moody’s, S&P and Fitch, management has concluded that the credit risk associated with Central Hudson’s nonperformance related to these instruments is not significant and therefore no adjustment was made to the fair value. Unrealized gains and losses on Central Hudson’s derivative contracts have no impact on earnings. Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC-authorized deferral accounting mechanisms, with no impact on cash flows, results of operations, or liquidity. Realized gains and losses on Central Hudson’s Level 3 energy derivative assets are reported as part of purchased electricity and fuel used in electric generation in Central Hudson’s Consolidated Statement of Income as the corresponding amounts are either recovered from or returned to customers through electric cost adjustment clauses in revenues. Central Hudson’s derivative contracts also include weather hedging instruments and interest rate call options, the fair values of which are immaterial.

          The fair value of Griffith’s derivative positions on September 30, 2008 was immaterial.

          For additional information about CH Energy Group’s derivative contracts, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities.”

Income Tax

          Reference is made to Note 4 – “Income Tax” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Common Stock Dividends

          CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings. More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis. Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates. Further restrictions are imposed for any downgrades below this level. Central Hudson is currently rated “A” or the equivalent. As of September 30, 2008, the amount of Central Hudson’s retained earnings that were free of restrictions was $30.2 million. CH Energy Group’s other subsidiaries do not have restrictions on their ability to pay dividends.

          On September 30, 2008, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable November 3, 2008, to shareholders of record as of October 10, 2008.

          On October 2, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable November 1, 2007, to shareholders of record as of October 12, 2007. Although this dividend was declared at the beginning of the fourth quarter, it represented the third quarter 2007 dividend declaration.

NOTE 2 – REGULATORY MATTERS

          Reference is made to the captions “2001 Rate Order” and “2006 Rate Order” of Note 2 – “Regulatory Matters” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Summary of Regulatory Assets and Liabilities

          The following table sets forth Central Hudson’s regulatory assets and liabilities:

	September 30, 2008	December 31, 2007	September 30, 2007

	(In Thousands)
Regulatory Assets (Debits):

Current:
Deferred purchased electric and natural gas costs	$34,309	$29,477	$26,765
FAS 133 - deferred unrealized losses	14,080	1,235	7,284
Residual natural gas deferred balances	3,790	4,300	4,283

	52,179	35,012	38,332

Long-term:
Deferred pension costs	40,641	51,393	88,147
Carrying charges - pension reserve	9,621	6,477	5,275
Deferred costs - manufactured gas sites	30,704	17,386	17,459
Deferred OPEB costs	—	15,967	30,394
Deferred debt expense on re-acquired debt	5,589	6,032	6,180
Residual natural gas deferred balances	21,909	25,298	26,181
Income taxes recoverable through future rates	38,312	22,399	20,557
Other	10,940	9,229	8,868

	157,716	154,181	203,061

Total Regulatory Assets	$209,895	$189,193	$241,393

Regulatory Liabilities (Credits):

Current:
Rate moderation - excess electric depreciation reserve	$—	$5,930	$8,748
Income taxes refundable through future rates	3,922	3,462	3,478

	3,922	9,392	12,226

Long-term:
Customer benefit fund	4,496	4,865	5,145
Deferred cost of removal	49,513	47,819	47,167
Excess electric depreciation reserve	32,399	32,371	32,552
Income taxes refundable through future rates	17,732	9,488	9,452
Deferred OPEB costs	10,519	—	—
Other	24,674	17,120	11,066

	139,333	111,663	105,382

Total Regulatory Liabilities	$143,255	$121,055	$117,608

Net Regulatory Assets	$66,640	$68,138	$123,785

NOTE 3 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

          Reference is made to the captions “Standards Under Assessment” and “Standards Implemented” of Note 3 – “New Accounting Standards and Other FASB Projects” to the Financial Statements of the Corporations’ 10-K Annual Report.

          New accounting standards are summarized below, and explanations of the underlying information for all standards (except those not currently applicable to CH Energy Group and its subsidiaries) follow the chart.

Impact*	Status	Category	Reference	Title	Issued Date	Effective Date

1	Under Assessment	Credit Derivatives	FSP No. FAS 133-1and FIN 45-4	Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161	Sep-08	Jan-09
1	Under Assessment	GAAP Hierarchy	SFAS 162	The Hierarchy of Generally Accepted Accounting Principles	May-08	TBD
1	Under Assessment	Share-Based Payments	FSP EITF 03-6-1	Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities	May-08	Jan-09
1	Under Assessment	Derivative Instruments	SFAS 161	Disclosures About Derivative Instruments and Hedging Activities	Mar-08	Jan-09
1	Under Assessment	Business Combinations	SFAS 141R	Business Combinations - Revised	Dec-07	Jan-09
1	Under Assessment	Noncontrolling Interests	SFAS 160	Noncontrolling Interest in Consolidated Financial Statements	Dec-07	Jan-09
1	Under Assessment	Intangible Assets	FSP 142-3	Determining the Useful Life of Intangible Assets	Nov-07	Jan-09

1	Implemented	Fair Value	SFAS 157	Fair Value Measurement	Sep-06	Jan-08
2	Implemented	Fair Value	FSP 157-1	Application of SFAS No. 133 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under SFAS No. 13	Feb-08	Jan-08
2	Implemented	Fair Value	FSP 157-2	Effective Date of SFAS No. 157	Feb-08	Jan-08
2	Implemented	Fair Value	FSP 157-3	Effective upon issuance	Oct-08	Oct-08
2	Implemented	Pension, Postretirement	SFAS 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - Measurement Date Change	Sep-06	Jan-08
2	Implemented	Fair Value	SFAS 159	Establishing the Fair Value Option for Financial Assets and Liabilities	Feb-07	Jan-08
2	Implemented	Derivative Instruments	FIN 39-1	Amendment of FIN No. 39, Offsetting of Amounts Related to Certain Contracts	Apr-07	Jan-08

3	Not Currently Applicable	Financial Guarantee Insurance Contracts	SFAS 163	Accounting for Financial Guarantee Insurance Contracts - an Interpretation of FASB Statement No. 60	May-08	Jan-09
3	Not Currently Applicable	Convertible Debt	FSP APB 14-1	Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion	May-08	Jan-09
3	Not Currently Applicable	Financial Assets	FSP 140-3	Accounting for Transfers of Financial Assets and Repurchase Financing Transactions	Feb-08	Jan-09
3	Not Currently Applicable	Collaborative Arrangements	EITF 07-1	Accounting for Collaborative Arrangements	Nov-07	Jan-09

*Impact Key:

1	-	No significant impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries expected.

2	-	Following the chart, the impacts are separately disclosed as of standard effective dates.

3	-	No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries.

Standards Under Assessment

          FSP No. FAS 133-1 and FIN 45-4 require more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of the instruments. The guidance also amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require increased disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment or performance risk of a guarantee. Finally, the FSP clarifies that SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, is effective for any reporting period beginning after November 15, 2008.

          SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). It is not expected that this Statement will result in a change in current practice.

          FSP No. EITF 03-6-1 clarifies that instruments granted in share-based payment transactions are considered participating securities prior to vesting if they contain non-forfeitable rights to dividends or dividend equivalents and therefore need to be included in the computation of EPS under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with early application not permitted. Upon adoption, all prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP.

          SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, and quantitative data about the fair value of and gains and losses on derivative contracts. SFAS 161 also requires more information about the location and amounts of derivative instruments in financial statements, how derivatives are accounted for under SFAS 133, and how hedges affect the entity’s financial position, financial performance and cash flows.

          The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. This standard applies to all transactions or events in which an entity obtains control of one or more businesses, and to combinations achieved without the transfer of consideration. Under SFAS 141R acquisition-related costs can no longer be capitalized and included as a cost of the acquired business, but rather these costs must be expensed in the period incurred. The Company will implement this standard as of January 1, 2009. Early adoption of this standard is prohibited. However, the company will expense acquisition-related costs incurred in the current year that relate to an acquisition not expected to close until after the adoption of SFAS 141R. These amounts will not provide future economic benefits and therefore should not be considered an asset in accordance with SFAS No. 6, titled Elements of Financial Statements.

          SFAS 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that an entity provides in its consolidated financial statements.

          FASB Staff Position (“FSP”) No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS 142, titled Goodwill and Other Intangible Assets. The guidance is intended to improve consistency between the recognized useful asset life, and the period of expected cash flows used to measure the fair value of the asset.

Standards Implemented

          CH Energy Group adopted SFAS 157 on January 1, 2008. SFAS 157 changes the definition of fair value, establishes a framework for measuring it in accordance with GAAP, and expands disclosures about fair value measurements. CH Energy Group did not record a transitional adjustment upon adoption of SFAS 157. CH Energy Group also adopted FSP No. FAS 157-1, and FSP No. FAS 157-2 on January 1, 2008.

          FSP No. FAS 157-1 amends SFAS 157 to exclude SFAS 13, titled Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, the scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or 141R regardless of whether those assets and liabilities are related to leases. FSP No. FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. Non-financial assets or liabilities that are recognized or disclosed at fair value at least once a year are excluded from this deferral. As a result of this partial deferral, CH Energy Group has not applied the provisions of SFAS 157 to its asset retirement obligation, goodwill, and other non-financial assets and liabilities acquired in its business combinations. FSP No. FAS 157-3 provides guidance on how to value securities in markets that are not active. For additional information on fair value measurements, see Note 1 – “Summary of Significant Accounting Policies.”

          SFAS 158 requires an employer that sponsors a defined benefit pension or other post-retirement plans to report the current economic status (i.e., the overfunded or underfunded status) of each such plan in its statement of financial position by measuring plan assets and benefit obligations on the same date as the employer’s assets and liabilities. SFAS 158 became effective for fiscal years ending after December 15, 2006, with an exception for the provision to change the measurement date, which is effective and was implemented by CH Energy Group on January 1, 2008. For additional information about the impact of this adjustment, see Note 10 – “Post-Employment Benefits.” Reference is made to Note 10 – “Post-Employment Benefits” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          SFAS 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. CH Energy Group adopted SFAS 159 on January 1, 2008, but did not make any fair value elections for instruments eligible under this standard upon adoption, or in the nine months ended September 30, 2008.

          CH Energy Group adopted FSP No. FIN 39-1 on January 1, 2008. FSP No. FIN 39-1 permits a reporting entity to offset fair value amounts recognized for the rights to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative agreements if the receivable or payable arises from the same master netting arrangement as the derivative instrument. This FSP also replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative contracts” (as defined by SFAS 133). In accordance with FSP No. FIN 39-1, CH Energy Group has elected net presentation for its derivative contracts under master netting agreements. At September 30, 2008, Central Hudson was the only subsidiary with master netting agreements in place for its derivatives, and had no collateral posted against the fair value amount of derivatives under any of these agreements. If collateral were posted, CH Energy Group’s policy is to also report the collateral positions on a net basis. For more information regarding CH Energy Group’s derivative contracts, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities.”

NOTE 4 – INCOME TAX

          Reference is made to Note 4 – “Income Tax” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, titled Accounting for Income Taxes. Due to no uncertain tax positions, no interest or penalties have been recorded in the financial statements. If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line “Other liabilities” on the Consolidated Balance Sheet and on the line “Other – net” on the Consolidated Statement of Income. CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group. The statute of limitations for federal tax years 2004 through 2007 are still open for audit. The New York State income tax return is currently open for audit for tax years 2002 through 2007, and tax years 2002 through 2004 are currently under audit.

NOTE 5 - ACQUISITIONS AND INVESTMENTS

          Reference is made to Note 5 - “Acquisitions and Investments” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Acquisitions

          During the nine months ended September 30, 2008, Griffith acquired fuel distribution companies as follows (In Millions):

3 Month Period Ended	# of Acquired Companies	Purchase Price	Total Intangible Assets(1)	Goodwill(2)	Total Tangible Assets(3)

March 31, 2008	3	$9.2	$8.4	$4.1	$0.8
June 30, 2008	1	$0.1	$0.1	$—	$—
September 30, 2008	—	$—	$—	$—	$—

Total	4	$9.3	$8.5	$4.1	$0.8

(1)	Including goodwill.

(2)	The amount of purchase price assigned to goodwill is based upon initial assessments and may be subject to adjustment.

(3)	Total tangible assets include $0.4 million in liquid petroleum and spare parts inventory, and $0.4 million in vehicles.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

          Reference is made to Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          Intangible assets include separate, identifiable, intangible assets such as customer relationships, trademarks, and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer turnover. The estimated useful lives of trademarks range from 5 to 15 years and are based upon management’s assessment of several variables such as brand recognition, management’s plan for the use of the trademark, and other factors that will affect the duration of the trademark’s life. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment annually in the fourth quarter, and retests between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.

          The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11 years, and 8.7 years, respectively. The weighted average amortization period for all amortizable intangible assets is 14.6 years.

          The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	September 30, 2008		December 31, 2007		September 30, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer Relationships	$55,141	$21,328	$51,451	$18,593	$51,854	$17,578
Trademarks	2,956	300	2,490	101	—	—
Covenants Not to Compete	1,660	1,092	1,420	947	1,415	1,183

Total Amortizable Intangibles	$59,757	$22,720	$55,361	$19,641	$53,269	$18,761

          Amortization expense was $3.1 million and $2.5 million for each of the nine months ended September 30, 2008, and 2007, respectively. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $4.0 million. The carrying amount for goodwill was $67.6 million as of September 30, 2008, $63.4 million as of December 31, 2007, and $58.4 million as of September 30, 2007.

NOTE 7 – FUEL AND MATERIALS AND SUPPLIES

          Fuel and materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method

Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

          The following is a summary of CH Energy Group’s and Central Hudson’s inventories:

	CH Energy Group (In Thousands)

	September 30, 2008	December 31, 2007	September 30, 2007

Natural gas	$32,019	$16,250	$23,138
Petroleum products and propane	5,367	6,794	4,758
Fuel used In electric generation	822	696	721
Materials and supplies	9,586	9,581	9,553

Total	$47,794	$33,321	$38,170

	Central Hudson (In Thousands)

	September 30, 2008	December 31, 2007	September 30, 2007

Natural gas	$32,019	$16,250	$23,138
Petroleum products and propane	557	554	557
Fuel used In electric generation	344	371	371
Materials and supplies	7,079	7,095	7,107

Total	$39,999	$24,270	$31,173

NOTE 8 - SHORT-TERM BORROWING ARRANGEMENTS

          CH Energy Group maintains a $150 million revolving credit agreement with several commercial banks to provide committed liquidity. This agreement’s term expires in February 2013. As of September 30, 2008, CH Energy Group’s outstanding loan balance under this agreement was $15 million. As of December 31, 2007 and September 30, 2007, there were no borrowings under this agreement.

          Central Hudson maintains a revolving credit agreement with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012. As of September 30, 2008, Central Hudson’s loan under this agreement was $15 million. As of December 31, 2007 and September 30, 2007, there were no borrowings under Central Hudson’s revolving credit agreement.

          Central Hudson also maintains certain uncommitted lines of credit that diversify its sources and provide competitive options to minimize its cost of short-term debt. As of September 30, 2008, December 31, 2007 and September 30, 2007, Central Hudson’s outstanding balance on these lines of credit, in aggregate was $21.5 million, $42.5 million and $36.0 million, respectively.

          As of September 30, 2008, Central Hudson had $20 million in current maturities of long-term debt in addition to the $36.5 million in total short-term notes payable discussed above.

          On January 18, 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital, and for general corporate purposes. As of September 30, 2008 there were no borrowings under this agreement. The obligations of Griffith under the line of credit are guaranteed by CH Energy Group and CHEC.

NOTE 9 – LONG-TERM DEBT

          Reference is made to Note 9 – “Capitalization – Long-term Debt” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          On January 15, 2009, Central Hudson’s $20 million 1999 Series C 6.0% notes will mature, which Central Hudson plans to refinance. These notes are classified as a current maturity of long-term debt in the consolidated balance sheet.

NYSERDA

          Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”). These NYSERDA bonds, totaling $166 million, are insured by AMBAC Assurance Corporation (“AMBAC”). On June 5, 2008, Standard & Poor’s Rating Services (“Standard & Poor’s”) lowered its financial strength ratings on AMBAC to ‘AA’ from ‘AAA’ and placed the ratings on Credit Watch with negative implications. On August 14, 2008, Standard & Poor’s removed AMBAC from review for downgrade, but maintained a negative outlook. On June 19, 2008, Moody’s Investors Service (“Moody’s”) downgraded the insurance financial strength ratings of AMBAC to Aa3 from Aaa, and assigned a negative outlook. On September 18, 2008, Moody’s placed its Aa3 insurance financial strength rating for AMBAC under review for possible downgrade. Rating actions by Standard & Poor’s and Moody’s extend to Central Hudson’s five AMBAC-insured issues. Central Hudson is not able to predict the impact that the downgrade of AMBAC and other bond insurers will have on the market for insured municipal debt, but does not currently believe this situation will have a significant impact on the Company’s earnings or its ability to obtain debt financing. The underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is A/stable by Standard & Poor’s and Fitch Ratings and A2/negative by Moody’s.

          Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million have a term interest rate of 3.0% that is scheduled to re-set on December 1, 2008. Central Hudson plans to re-market the bonds at then-current rates under the terms of the applicable indenture.

          Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

          Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode. Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a dutch auction. Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008. Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period. Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed. As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture. Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process. For the foreseeable future, Central Hudson expects the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent. Since the first auction failure in February, the applicable maximum rate for Central Hudson’s bonds has ranged from 2.62% to 9.01%. In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of 1999 NYSERDA Bonds. As a result, variations in interest rates on these bonds are deferred for future recovery or refunding to customers and Central Hudson does not expect the auction failures to have a material impact on earnings. To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. A two-year, 4.5% cap on $115.9 million of debt expired March 31, 2008. Central Hudson replaced the expiring cap, effective April 1, 2008, with a one-year cap set at 3.0%. The interest rate cap is evaluated quarterly and Central Hudson would receive a payout under the terms of the cap if the index for short-term tax-exempt debt exceeds an average of 3.0% for the quarter.

          Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D. Potential actions may include converting the debt from auction rate to other interest rate modes or refinancing with taxable bonds.

NOTE 10 - POST-EMPLOYMENT BENEFITS

          Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans. Managerial, professional and supervisory employees (“non-union”) hired prior to January 1, 2008, may become eligible for these benefits if they reach retirement age while employed by Central Hudson. In order to reduce the total costs of these benefits, other postretirement benefit (“OPEB”) plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008. Plans were also amended to eliminate post-retirement benefits for union employees hired after May 1, 2008.

          The following are the components of Central Hudson’s net periodic benefit costs for its pension and OPEB plans for the three and nine months ended September 30, 2008 and 2007. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of FSP No. FAS 106-2, titled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

	Three Months Ended September 30,
	Pension Benefits		OPEB

	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Service cost	$1,942	$1,977	$513	$1,414

Interest cost	6,238	5,928	1,862	3,538

Expected return on plan assets	(7,578)	(6,999)	(1,774)	(1,739)
Amortization of:
Prior service cost (credit)	517	494	(1,571)	(314)
Transitional obligation (asset)	—	—	642	642

Recognized actuarial loss	3,102	3,344	1,687	2,731

Net periodic benefit cost	$4,221	$4,744	$1,359	$6,272

	Nine Months Ended September 30,
	Pension Benefits		OPEB

	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Service cost	$5,826	$5,931	$1,540	$3,241

Interest cost	18,716	17,783	5,586	7,694

Expected return on plan assets	(22,734)	(20,998)	(5,322)	(4,907)
Amortization of:
Prior service cost (credit)	1,551	1,482	(4,713)	(942)
Transitional obligation (asset)	—	—	1,925	1,924

Recognized actuarial loss	9,306	10,033	5,061	5,249

Net periodic benefit cost	$12,665	$14,231	$4,077	$12,259

          In accordance with the measurement date provisions of SFAS 158, Central Hudson changed its measurement date for its pension plan (the “Retirement Plan”) from September 30 to December 31 for its financial statements for the year ended December

31, 2008. Central Hudson elected the “15-month-transition approach” and recorded an adjustment in the first quarter of 2008 to recognize the effects of the change in measurement date. This adjustment represents 3/15ths of the net periodic pension cost determined for the period from October 1, 2007 to December 31, 2008; the remaining 12/15ths of the net periodic pension cost is being recorded over the twelve months ended December 31, 2008. The recording of this adjustment increased Central Hudson’s pension liability by $0.4 million, comprised of the following components (In Thousands):

Adjustment for 3/15ths of net periodic pension costs	$2,788
Adjustment for amortization of prior service costs and actuarial losses (a)	(2,426)

Net increase to pension liability	$362

(a)	Liability recognized previously on Consolidated Balance Sheet upon initial implementation of SFAS 158

          The valuation of the pension benefit obligation (“PBO”) reported in Note 10 - “Post-Employment Benefits” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report was determined for the Retirement Plan ($409 million) using a 6.2% discount rate and for the OPEB plan ($148 million) using a 6.4% discount rate (as determined using the Citigroup Pension Discount Curve reflecting projected pension cash flows). The measurement date of September 30, 2007 was used for this valuation. It should be noted that based on these modifications resulting from the union negotiations previously discussed, the estimated PBO for the OPEB plan has decreased from $148 million at December 31, 2007 to approximately $120 million.

          Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits. Central Hudson considers the provisions of the Pension Protection Act of 2006 to determine funding requirements for the near-term and future periods. Funding for the 2008 Retirement Plan year totaled $12.5 million as of September 30, 2008. No additional funding is expected in 2008.

          Employer contributions for OPEB totaled $4.2 million and $4.7 million during the nine months ended September 30, 2008, and 2007, respectively. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, and corporate resources. No further funding is anticipated in 2008.

          For additional information related to pensions and OPEB, reference is made to Note 10 – “Post-Employment Benefits” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

NOTE 11 - EQUITY-BASED COMPENSATION

          Reference is made to Note 11 – “Equity-Based Compensation Incentive Plans” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, to the description of CH Energy Group’s Long-Term Performance-Based Incentive Plan (the “2000 Plan”), and to the description of CH Energy Group’s Long-Term Equity Incentive Plan (the “2006 Plan”) described therein.

          A summary of the status of performance shares granted to executives under the 2006 Plan is as follows:

Grant Date	Performance Shares Granted	Performance Shares Outstanding at September 30, 2008

April 25, 2006	20,710	18,290
January 25, 2007	21,330	20,240
January 24, 2008	33,440	33,440

          The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award.

          The following table summarizes compensation expense for performance shares through September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,

Description	2008	2007	2008	2007

Performance shares - compensation expense	$228,000	$339,000	$294,000	$696,000

          On May 1, 2008, performance shares earned as of December 31, 2007 for the award cycle with a grant date of March 24, 2005 were issued to participants. Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group’s treasury stock. A total of 8,674 shares were issued from CH Energy Group’s treasury stock on May 1, 2008. These shares are presented in the consolidated balance sheet as an increase in common shares outstanding and as a reduction in treasury stock as of September 30, 2008. The carrying amount of treasury shares exceeded the quoted market value on the date of issue, therefore, the difference has been reflected as additional paid in capital in the consolidated balance sheet as of September 30, 2008. These shares were also included in the calculation of the average number of common shares outstanding used in the basic EPS calculation in the consolidated statement of income for the three and nine months ended September 30, 2008.

          The portion of the compensation expense related to an employee who retires during the performance period is the amount recognized up to the date of retirement. On July 2, 2008, due to the retirement of one of Central Hudson’s executive officers as of January 1, 2008, a pro-rated number of shares under the April 25, 2006 and January 25, 2007 performance share grants were paid to this individual. A total of 309 shares were issued from CH Energy Group’s treasury stock on that date in satisfaction of these awards. These shares are presented in the consolidated balance sheet as an increase in common shares outstanding and as a reduction in treasury stock as of September 30, 2008. The carrying amount of treasury shares exceeded the quoted market value on the date of issue, therefore, the difference has been reflected as additional paid in capital in the consolidated balance sheet as of September 30, 2008. These shares were also included in the calculation of the average number of common shares outstanding used in the basic EPS calculation in the consolidated statement of income for the three and nine months ended September 30, 2008.

          The following table summarizes information concerning stock options granted through September 30, 2008:

Date of Grant	Exercise Price	Number of Options Granted	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable

January 1, 2000	$31.94	30,300	320	1.25	320
January 1, 2001	$44.06	59,900	21,560	2.25	21,560
January 1, 2003	$48.62	36,900	18,420	4.25	18,420

		127,100	40,300	3.16	40,300

          A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan is as follows:

		Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding at	12/31/07	40,300	$46.05	3.91
	Granted	—	—
	Exercised	—	—
	Expired / Forfeited	—	—

Outstanding at	9/30/08	40,300	$46.05	3.16

Total Shares Outstanding			15,783,083
Potential Dilution			0.3%

          There was no compensation expense related to stock options for the three and nine months ended September 30, 2008 and the compensation expense was not material for the same periods in the prior year. The balance accrued for and the intrinsic value of outstanding options was not material as of September 30, 2008 and 2007. No non-qualified stock options were exercised during the nine months ended September 30, 2008.

          Effective January 2, 2008, 12,100 restricted shares with a fair value upon issuance of $536,000 were granted under the 2006 Plan to certain officers and key employees of Griffith and an officer of CHEC. The shares granted were issued from CH Energy Group’s treasury stock on January 2, 2008. These shares were issued at fair market value on the date of grant, and for Griffith, are subject to a three-year vesting period contingent upon continued employment of each individual. Shares granted to the officer of CHEC vest ratably over the three-year vesting period contingent upon continued employment. Dividends paid on restricted shares held by Griffith officers and key employees will be automatically deferred and re-invested in additional restricted shares.

          In accordance with SFAS 123(R), the 12,100 restricted shares granted on January 2, 2008 are presented in the Consolidated Balance Sheet as an increase in common shares outstanding and as a reduction in treasury stock as of September 30, 2008. The carrying amount of treasury shares exceeded the quoted market value on the date of grant, therefore, the difference has been reflected as additional paid in capital in the Consolidated Balance Sheet at September 30, 2008. However, in the Consolidated Statement of Income for the three and nine months ended September 30, 2008, the number of common shares outstanding used in the basic EPS calculation did not change from December 31, 2007, and will not change until 2009, when vesting begins.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

          Reference is made to the caption “Electric Purchase Commitments” of Note 12 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear lndian Point 3, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005 to and including December 31, 2007. On March 6, 2007,Central Hudson entered into new agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010. On an annual basis, the electricity purchased through the Entergy contracts represents approximately 16% of Central Hudson’s full-service customer requirements, or approximately 850,000 MWh. Purchases under these contracts are supplemented by shorter-term contracts, such as the Dynegy contract discussed below, contracts for differences, and by purchases from the NYISO, which oversees the bulk electricity transmission system, and the capacity market in New York State, and other parties. On January 30, 2008, Central Hudson entered into an 11-month agreement with Dynegy Power Marketing, Inc. to purchase 589,200 MWh of electricity on a unit-contingent basis at defined prices from February 1, 2008 to December 31, 2008. The electricity purchased through the Dynegy contracts represents approximately 12% of Central Hudson’s full-service customer requirements for the eleven-month period.

Contingencies

          CH Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 12 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report and to which reference is made.

City of Poughkeepsie

          On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York resulting in several deaths and damage to nearby residences. Eight separate lawsuits arising out of this incident have been commenced against Central Hudson and other defendants. The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of natural gas. The suits seek an aggregate of $528 million in compensatory damages. Central Hudson has notified its insurance carrier, has denied liability, and is defending the lawsuits. Based on information known to Central Hudson at this time, including information from discovery proceedings in the lawsuits, Central Hudson believes that the likelihood it will have a material liability in these lawsuits is remote.

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

SITE		STATUS

#1	Beacon, NY	Remediation complete. Final Report Approved by the DEC. Preparing ongoing Site Management Plan.

#2	Newburgh, NY

Remediation complete in one area under the terms of the DEC-approved plan. Construction Completion Report filed with DEC on 2/1/08 and comments received. Remedial Design/Remedial Action Work Plan and Schedule was submitted to the DEC on 3/10/08 for two additional areas under a DEC-approved consent agreement. As remedial design alternatives continue to be evaluated and discussed, Central Hudson formally requested and received approval for a two-month extension for submission of the draft Remedial Design (due 12/1/08).

#3	Laurel Street Poughkeepsie, NY	Remediation Work Plan submitted to the DEC on 3/14/08 under a Voluntary Cleanup Agreement; DEC approval was received on 8/22/08. Remediation work is underway.

#4	North Water Street Poughkeepsie, NY	Investigation currently underway under DEC-approved Brownfield Cleanup Agreement.

#5	Kingston, NY

Brownfield Cleanup Agreement was executed on 9/25/08. Final Citizen Participation Plan (CPP) was submitted to DEC on 10/6/08. Central Hudson expects to meet with DEC during the fourth quarter to discuss the development of the Remedial Investigation Work Plan.

#6	Catskill, NY	Investigation currently underway under DEC-approved Brownfield Cleanup Agreement.

#7	Saugerties, NY	Central Hudson does not believe it has any liability for this site.

#8	Bayeaux Street Poughkeepsie, NY	Central Hudson does not believe it has any liability for this site.

          In the second quarter, Central Hudson updated the estimate of potential remediation and future operating, maintenance and monitoring costs for sites # 2, 3, 4, 5 and 6 indicating that the total cost for the five sites could exceed $165 million over the next 30 years. The updated estimate for sites 2 and 3 was based on completed remedial investigations and feasibility studies. As such, the estimate is subject to change based on the current investigations, final remedial design (and associated engineering estimates), DEC and New York State Department of Health (“NYSDOH”) comments and requests, remedial design changes/negotiations and changed or unforeseen conditions during remediation. The updated estimate for sites 4, 5 and 6 was based on partially completed remedial investigations and current DEC and

NYSDOH preferences related to site remediation and is considered conceptual and preliminary. The updated estimate reflected updated cost information along with the latest information from the investigation and remediation work being done on MGP sites # 2, 3 and 4 and to include site # 6. The cost estimate involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. This cost estimate also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval. Further, the updated estimate could change materially based on changes to technology relating to remedial alternatives and changes to current laws and regulations.

          Prior to 2008, Central Hudson recorded a $21.2 million estimated liability for sites # 2 and 3 based on estimates of remediation costs for the proposed clean-up plans. Based on the updated cost study, the estimated liability for sites # 2 and 3 has been increased to $33.2 million. As of September 30, 2008, $26.7 million of this recorded estimated liability has not been spent; $6.8 million of this recorded estimated liability is expected to be spent over the next twelve months.

          No amounts have been recorded in connection with the physical remediation of sites # 4, 5 and 6, for which Central Hudson has developed estimated future costs based on conceptual and preliminary plans. Absent DEC-approved remediation plans, management cannot estimate what cost, if any, will actually be incurred. The portion of the $165 million referenced above that is related to these three sites is approximately $121 million. Central Hudson had recorded a $1.4 million estimated liability in connection with estimated costs for preliminary investigations, site testing and development of remediation plans for sites # 4, 5 and 6 through 2010. Based on the updated cost study, this estimated liability has been increased to $2.0 million. As of September 30, 2008, $1.6 million of this recorded estimated liability has not been spent; $0.9 million of this recorded estimated liability is expected to be spent over the next twelve months. This estimated amount may change in the future as additional information is obtained regarding the results of site-testing, the scope of site investigation plans approved by the DEC and NYSDOH, and the evolving development of new technologies. Central Hudson cannot predict the results of site testing, or the nature, timing or extent of comments from the DEC and NYSDOH, or changes in technology. The impact of these uncertainties on the estimate cannot be determined.

          With regard to sites # 7 and 8, Central Hudson does not have sufficient information to estimate its potential remediation cost if any; as previously stated, Central Hudson believes that it has no liability for these sites.

          Central Hudson spent approximately $2.3 million in the nine months ended September 30, 2008 related to site investigation and remediation. Based on the Order

Establishing Rate Plan issued by the PSC to Central Hudson on July 24, 2006 (“2006 Order”), on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation & Remediation Costs. This recovery totaled $2.1 million as of September 30, 2008 with $1.2 million recovered in the 2008.

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

          Future remediation activities, including operating, maintenance and monitoring and related costs may vary significantly from the assumptions used in Central Hudson’s current cost estimates, and these costs could have a material adverse effect (the extent of which cannot be reasonably determined) on the financial condition, results of operations and cash flows of CH Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs via collection in rates from customers and/or through insurance.

          Little Britain Road

          In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York. In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA. In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time. Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria. Deep groundwater wells were installed in 2005 and 2006, which also show contaminants exceeding DEC criteria. The DEC responded with a request for a plan to address the contamination. Central Hudson has submitted a proposal to the DEC for limited additional site work, including an assessment of vapor intrusion into a building on the site, and closure of the VCA. Negotiations between DEC and Central Hudson regarding additional site work and closure of the VCA are ongoing. Central Hudson has completed a soil vapor intrusion study. Results indicated that indoor air met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards, however, concentrations beneath the building’s concrete slab warranted installation of a mitigation system. Additional characterization has been completed and design and installation are expected to be completed by end of 2008. Installation costs for the vapor intrusion mitigation system are not expected to exceed $100,000. At this time Central Hudson does not have sufficient information to estimate potential ground water remediation costs. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this matter.

          Newburgh Consolidated Iron Works

          By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. (“Consolidated Iron”), a Superfund site located in Newburgh, New York. Sampling by the EPA indicated that lead and polychlorinated biphenyls (or “PCBs”) are present at the site, and the EPA subsequently commenced a remedial investigation and feasibility study at the site. No records were found which indicate that the material shipped by Central Hudson to Consolidated Iron contained or was a hazardous substance. In April 2008 Central Hudson received a letter from the Consolidated Iron Joint Defense Group (“JDG”), a group of potentially responsible parties asserting a contribution claim against Central Hudson. The JDG had reached an agreement in principle with the EPA to resolve claims at the Consolidated Iron site under a consent decree to be filed with the court. Central Hudson has made no payment to JDG. In June 2008, counsel for the JDG informed Central Hudson that the EPA plans to pursue certain parties who may have shipped automotive batteries to the site that it believes fall outside of the recycling exemption at CERCLA Section 127. The JDG provided Central Hudson with an EPA database on which Central Hudson is identified as a party who shipped batteries to the site. In July 2008, counsel for the JDG recommended continuing settlement negotiations between the JDG and Central Hudson after the consent decree is lodged. Central Hudson did not join the consent decree, and to date the Company has not been further contacted by the EPA or the JDG. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

          Asbestos Litigation

          As of October 10, 2008, of the 3,312 asbestos cases brought against Central Hudson, 1,183 remain pending. Of the cases no longer pending against Central Hudson, 1,978 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 151 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial position, results of operations, or cash flows.

CHEC:

          Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith’s Kable Oil Bulk Plant, located in West Virginia. Griffith has completed environmental clean-up at this site and has received a final closure letter from the State of West Virginia. During the nine months ended September 30, 2008, $7,900 was spent on site remediation efforts. In addition, Griffith spent $176,200 on remediation efforts in Maryland, Virginia, and Connecticut in 2008. Griffith is to be reimbursed $268,000 from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

          Griffith has a reserve for environmental remediation which is $1.4 million as of September 30, 2008, of which approximately $0.2 million is expected to be spent in the next twelve months.

Other Matters

          Central Hudson and Griffith are involved in various other legal and administrative proceedings incidental to their businesses, which are in various stages. While these matters collectively could involve substantial amounts, it is the opinion of management that their ultimate resolution will not have a material adverse effect on either of CH Energy Group’s or the individual segment’s financial positions, results of operations, or cash flows.

NOTE 13 - SEGMENTS AND RELATED INFORMATION

          Reference is made to Note 13 – “Segments and Related Information” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

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

CH Energy Group, Inc. Segment Disclosure

	Three Months Ended September 30, 2008

	Central Hudson			Other Businesses and Investments

(In Thousands, except) Earnings per Share)		Natural Gas
	Electric		Griffith			Eliminations		Total

Revenues from external customers	$179,001	$21,773	$97,049	$2,964		$—		$300,787
Intersegment revenues	4	28	—	—		(32)		—

Total revenues	179,005	21,801	97,049	2,964		(32)		300,787

Interest and investment income	549	413	17	1,502		(1,142	) (1)	1,339
Interest expense	4,945	1,355	1,130	123		(1,142	) (1)	6,411
Income before income taxes	12,642	(2,411)	(7,395)	1,242		—		4,078
Net Income	7,659	(1,774)	(4,438)	1,438		—		2,885
Earnings per share - diluted	0.48	(0.11)	(0.28)	0.09	(2)	—		0.18
Segment assets at September 30, 2008	$966,553	$340,686	$195,037	$43,503		$(2,942	) (3)	$1,542,837

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.05 per share, with the balance of $0.04 per share resulting primarily from interest income.

(3)	Includes minority owner’s interest of $1,474 related to Lyonsdale.

CH Energy Group, Inc. Segment Disclosure

	Three Months Ended September 30, 2007

	Central Hudson			Other Businesses and Investments

(In Thousands, except) Earnings per Share)		Natural Gas
	Electric		Griffith			Eliminations		Total

Revenues from external customers	$167,949	$21,622	$67,725	$2,820		$—		$260,116
Intersegment revenues	5	34	—	—		(39)		—

Total revenues	167,954	21,656	67,725	2,820		(39)		260,116

Interest and investment income	571	431	28	1,760		(1,105	) (1)	1,685
Interest expense	4,566	1,389	988	118		(1,105	) (1)	5,956
Income before income taxes	12,586	(2,562)	(5,525)	1,715		—		6,214
Net Income	7,587	(1,724)	(3,315)	1,781		—		4,329
Earnings per share - diluted	0.48	(0.11)	(0.21)	0.11	(2)	—		0.27
Segment assets at September 30, 2007	$959,633	$308,549	$163,400	$79,565		$(471	) (3)	$1,510,676

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.04 per share, with the balance of $0.07 per share resulting primarily from interest income

(3)	Includes minority owner’s interest of $1,454 related to Lyonsdale.

CH Energy Group, Inc. Segment Disclosure

	Nine Months Ended September 30, 2008

	Central Hudson			Other Businesses and Investments

(In Thousands, except) Earnings per Share)		Natural Gas
	Electric		Griffith			Eliminations		Total

Revenues from external customers	$468,659	$142,267	$404,680	$8,626		$—		$1,024,232
Intersegment revenues	12	230	—	—		(242)		—

Total Revenues	468,671	142,497	404,680	8,626		(242)		1,024,232

Interest and investment income	1,982	1,308	67	4,558		(3,511	) (1)	4,404
Interest expense	14,643	4,009	3,665	374		(3,511	) (1)	19,180
Income before income taxes	28,969	7,582	(2,179)	3,586		—		37,958
Net Income	17,487	3,852	(1,308)	3,825		—		23,856
Earnings per share - diluted	1.11	0.24	(0.08)	0.24	(2)	—		1.51
Segment assets at September 30, 2008	$966,553	$340,686	$195,037	$43,503		$(2,942	) (3)	$1,542,837

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.12 per share, with the balance of $0.12 per share resulting primarily from interest income.

(3)	Includes minority owner’s interest of $1,474 related to Lyonsdale.

CH Energy Group, Inc. Segment Disclosure

	Nine Months Ended September 30, 2007

	Central Hudson			Other Businesses and Investments

(In Thousands, except) Earnings per Share)		Natural Gas
	Electric		Griffith			Eliminations		Total

Revenues from external customers	$470,069	$126,055	$271,507	$6,847		$—		$874,478
Intersegment revenues	12	240	—	—		(252)		—

Total Revenues	470,081	126,295	271,507	6,847		(252)		874,478

Interest and investment income	2,655	1,435	96	5,243		(3,350	) (1)	6,079
Interest expense	12,765	4,049	3,027	324		(3,350	) (1)	16,815
Income before income taxes	30,922	8,121	2,752	5,562		—		47,357
Net Income	19,080	4,931	1,651	5,554		—		31,216
Earnings per share - diluted	1.21	0.31	0.10	0.35	(2)	—		1.97
Segment assets at September 30, 2007	$959,633	$308,549	$163,400	$79,565		$(471	) (3)	$1,510,676

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.14 per share, with the balance of $0.21 per share resulting primarily from interest income

(3)	Includes minority owner’s interest of $1,454 related to Lyonsdale.

Central Hudson Gas & Electric Corporation Segment Disclosure

	Three Months Ended September 30, 2008

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$179,001	$21,773	$—	$200,774
Intersegment revenues	4	28	(32)	—
Total Revenues	179,005	21,801	(32)	200,774
Income before Income taxes	12,848	(2,375)	—	10,473
Income available for common stock	7,659	(1,774)	—	5,885
Segment assets at September 30, 2008	$966,553	$340,686	$—	$1,307,239

Central Hudson Gas & Electric Corporation Segment Disclosure

	Three Months Ended September 30, 2007

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$167,949	$21,622	$—	$189,571
Intersegment revenues	5	34	(39)	—
Total Revenues	167,954	21,656	(39)	189,571
Income before Income taxes	12,828	(2,562)	—	10,266
Income available for common stock	7,587	(1,724)	—	5,863
Segment assets at September 30, 2007	$959,633	$308,549	$—	$1,268,182

Central Hudson Gas & Electric Corporation Segment Disclosure

	Nine Months Ended September 30, 2008

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$468,659	$142,267	$—	$610,926
Intersegment revenues	12	230	(242)	—
Total Revenues	468,671	142,497	(242)	610,926
Income before Income taxes	29,531	7,746	—	37,277
Income available for common stock	17,486	3,852	—	21,338
Segment assets at September 30, 2008	$966,553	$340,686	$—	$1,307,239

Central Hudson Gas & Electric Corporation Segment Disclosure

	Nine Months Ended September 30, 2007

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$470,069	$126,055	$—	$596,124
Intersegment revenues	12	240	(252)	—
Total Revenues	470,081	126,295	(252)	596,124
Income before Income taxes	31,496	8,274	—	39,770
Income available for common stock	19,080	4,931	—	24,011
Segment assets at September 30, 2007	$959,633	$308,549	$—	$1,268,182

NOTE 14 -	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Central Hudson

          Reference is made to the caption “Accounting for Derivative Instruments and Hedging Activities” of Note 14 – “Accounting for Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. At September 30, 2008, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was an unrealized loss of ($14.1) million. This compares to a fair value at December 31, 2007, of ($1.2) million, and a fair value of ($7.3) million at September 30, 2007, both net unrealized losses. For additional information regarding the fair value of derivatives, see the caption “Fair Value Measurements” of Note 1 – “Summary of Significant Accounting Policies”.

          At September 30, 2008, Central Hudson had open derivative contracts hedging approximately 9.6% of its projected electricity requirements for the period October through December 2008 and approximately 39.9% of its projected natural gas requirements for the period November 2008 through March 2009. Central Hudson recorded actual net losses of ($2.3) million on such hedging activities for the quarter ended September 30, 2008, as compared to a net loss of ($6.9) million for the same period in 2007. Comparative amounts for the nine months ended September 30, 2008 and 2007 were net losses of ($2.2) million and ($12.3) million, respectively.

          Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs, and are deferred for return to or recovery from customers under Central Hudson’s electric and natural gas energy cost adjustment clauses as authorized by the PSC and in accordance with the provisions of SFAS 71, titled Accounting for the Effects of Certain Types of Regulation. Central Hudson also entered into weather derivative contracts for the three months of the heating season ended March 31, 2008 and the three months of the cooling season ended August 31, 2008 and 2007, respectively to protect against the effect of weather on sales of electricity and natural gas. No settlement payments were made to counter-parties for any of the three-month periods covered.

Griffith

          The fair value of Griffith’s open derivative positions at September 30, 2008 and September 30, 2007 was not material. The fair value of derivative instruments at December 31, 2007, was a net unrealized gain of $1.2 million. Derivatives outstanding at September 30, 2008, include call options designated as cash flow hedges for fuel oil purchases from October 2008 through June 2009, which hedge approximately 4.1% of Griffith’s total projected fuel oil requirements for these periods. The call options are used only for sales to those customers who sign price cap agreements. Settlement amounts recorded for the nine months ended September 30, 2008 were $2.0 million. A total actual net gain including premium expense was recorded during the nine months ended September 30, 2008, in the amount of $1.1 million. A net loss of ($0.7) million was recorded during the same period in 2007.

          Griffith entered into weather derivative contracts for the heating season ended March 31, 2008. No settlement payments were made to or received from counter-parties during the period covered. The settlement amount for the weather-hedging contract covering the three-month period ended March 31, 2007, was ($0.9) million.

NOTE 15 – CAPITALIZATION – COMMON AND PREFERRED STOCK

          Reference is made to the caption “Repurchase Program” of Note 8 – “Capitalization – Common and Preferred Stock” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Business Overview

          CH Energy Group is a holding company with the following three business segments, and renewable energy and other investments:

(1)	Central Hudson’s regulated electric utility business;

(2)	Central Hudson’s regulated natural gas utility business;

(3)	Griffith’s fuel distribution business; and

(4)

CHEC’s investments in renewable energy supply, ethanol production, energy efficiency, an energy sector venture capital fund, and other investments of CH Energy Group, consisting primarily of inter-company interest income.

          A breakdown by segment of CH Energy Group’s operating revenues of $300.8 million and $1,024.2 million for the three and nine months ended September 30, 2008 respectively, is illustrated below.

CH Energy Group 2008 Revenue by Segment

*

39% of the 60% of Central Hudson’s electric revenue for the third quarter and 28% of the 46% for YTD electric revenues represent amounts collected from customers for the recovery of purchased electric costs and therefore have no impact on earnings.

**

4% of the 7% of Central Hudson’s natural gas revenue for the third quarter and 10% of the 14% for YTD natural gas revenues represent amounts collected from customers for the recovery of purchased gas costs and therefore have no impact on earnings.

          A breakdown by segment of CH Energy Group’s net income of $2.9 million and $23.9 million for the three and nine months ended September 30, 2008 respectively, is illustrated below. The results for the three-month period reflect the seasonality of Central Hudson’s natural gas business and Griffith’s fuel oil distribution business. The highest concentration of net income for these two businesses is during the heating season months of January through March and November through December.

CH Energy Group 2008 Net Income by Segment

Central Hudson

          Central Hudson delivers electricity and natural gas to approximately 300,000 electric customers and 74,000 natural gas customers in a defined service territory in the Mid-Hudson Valley region of New York State. Central Hudson’s rates consistently rank below the average rates of electric utilities in New York State. Central Hudson’s earnings are derived primarily from customer delivery charges. Central Hudson’s rates are set by the PSC and designed to recover the cost of providing safe and reliable service to its customers and to provide a fair and reasonable return on the capital invested by shareholders. In addition to delivering electricity and natural gas, Central Hudson also procures supplies of electricity and natural gas for those customers who have not chosen to utilize an independent third party supplier. With authorization from the PSC, Central Hudson recovers these supply costs from customers without deriving profits from these procurement activities.

          In addition to providing safe and reliable service, management’s attention remains focused on managing costs and improving levels of customer satisfaction. These strategies promote positive regulatory relations, which should translate into full cost recovery and reasonable returns for shareholders.

Griffith

          Griffith provides petroleum products and services to approximately 114,000 customers in a market area comprised primarily of parts of Connecticut, Delaware, Washington, D.C., Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and West Virginia. Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment.

          A breakdown of Griffith’s gross profit of $12.2 million and $61.1 million by petroleum product and service and installations for the three and nine months ended September 30, 2008, respectively, is illustrated below.

Griffith 2008 Gross Profit by Product & Service Line

          Griffith’s acquisition strategy resulted in the acquisition of 13 additional companies since July 2007 that contributed favorably to earnings during the first nine months of 2008 as compared to the first nine months of 2007. The 17 companies Griffith acquired since the beginning of 2007 increased the company’s customer base, providing additional sales during the heating season. Griffith’s earnings were also favorably impacted by higher petroleum margins during the nine months ended September 30, 2008 as compared to nine months ended September 30, 2007.

          As part of its normal monitoring of performance, Management is reviewing Griffith’s operations considering the challenges it has experienced, including customer conservation due to volatile commodity costs and a weakening economy. Management is reviewing potential cost reductions, revenue enhancement opportunities, and evaluating each of its products and market areas to determine which would provide the most effective strategy to maximize the long-term value of the subsidiary. Management expects its plan will result in improved profitability in 2009.

          Griffith’s strong brand and marketing programs, effective cost management practices, strong customer service capabilities, and access to capital should continue to be competitive advantages in the fuel distribution market and are expected to drive improvements in Griffith’s financial performance over time in addition to any changes resulting from the review described above.

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

          As part of its strategy, management has invested in a variety of types and sizes of investments, with no single investment constituting a significant portion of CH Energy Group’s total assets or earnings. Management’s intent is to reduce the risk that market volatility would negatively impact the consolidated results.

          CH-Auburn Energy, LLC (“CH-Auburn”), a wholly owned subsidiary of CHEC, has entered into an Energy Services Agreement (“ESA”) with the City of Auburn, New York (the “City”), to develop, construct, own, operate and maintain a 3-megawatt bio-gas to electricity renewable energy plant. The project is currently in the engineering design and permitting phase, but the City’s energy purchase price kWh rate is now projected to exceed the rate cap under the ESA, and, in accordance with the ESA, CH-Auburn has stopped work, pending decision by the parties. As of September 30, 2008, CH-Auburn has incurred approximately $2.9 million of design and construction costs for the facility and placed orders for three electric generators, with current outstanding commitments for an additional estimated $0.6 million. Under the terms of the ESA, CH-Auburn has the right to transfer the project to the City and require reimbursement of all costs incurred to date. CH-Auburn has proposed an alternative scope of work and discussions between CH-Auburn and the City are continuing. CH Energy Group can make no prediction as to the outcome of these discussions.

          CHEC made a $1.2 million loan to Buckeye Biopower, LLC (“Buckeye”) in June 2007 for development of a corn-ethanol plant in Toledo, Ohio. Since receipt of the loan from CHEC the developers have entered into a lease for a site in Toledo, Ohio, and a Letter of Intent to provide engineering, procurement and construction for the plant. In June 2008, the developers paid CHEC all interest owed on the loan for the initial term and extended the term of the loan for one additional year. The developers are in the process of seeking construction financing for the project. Current low crush margins for corn to ethanol plants and credit market conditions have made the arrangement of such financing difficult. CHEC management is monitoring the collectability of this loan and believes no reserve is required at Septemebr 30, 2008. However, if the developer is unable to obtain the appropriate level of project financing and/or adverse ethanol regulations are enacted, the loan may become impaired in the future. CH Energy Group can make no prediction of the outcome at this time.

          The other businesses and investments segment includes interest income on intercompany loans provided to Griffith and Lyonsdale that is eliminated in consolidation.

Overview of Third Quarter and Year-to-date Results

          Earnings for CH Energy Group totaled $0.18 per share in 2008, versus $0.27 per share in the third quarter of 2007. Year-to-date earnings were $1.51 per share compared to $1.98 posted during the first nine months of 2007.

          The results for the third quarter reflect a continuation of recent trends. Management believes that customers continue to actively manage their energy use. In addition, the weakening economy and high commodity costs have affected the ability of some customers to pay their bills on a timely basis.

          Third quarter 2008 earnings by business were as follows:

Central Hudson

          Central Hudson’s contribution to quarterly earnings was $0.37 per share, unchanged from the third quarter of 2007. The impact of higher uncollectible accounts was offset by a delivery rate increase that was phased in at the beginning of the quarter and a slight increase in sales to new customers. Year to date, Central Hudson has earned $1.35 per share, compared to $1.52 posted for the first three quarters of 2007. Higher storm restoration expenses, taxes, and depreciation contributed to the reduced year-to-date results. A request to increase delivery rates was filed July 31, 2008, and is under review by the New York State Public Service Commission.

          Higher reserves for uncollectible accounts have reduced this quarter’s earnings by $0.04 per share and by $0.13 per share so far this year compared to the same periods in 2007. Central Hudson has experienced an approximately 50-percent increase in the dollar amount of accounts that have become past due compared to 2006. Central Hudson will continue to evaluate all options as to how to sensitively manage this matter.

Griffith

          An increase in uncollectible accounts also depressed results at Griffith, which posted a ($0.28) loss per share during the third quarter of 2008, versus a ($0.21) per share loss for the third quarter of 2007. While a third quarter loss is anticipated due to the seasonal nature of Griffith’s fuel oil delivery business, a $0.06 per share impact from higher uncollectible accounts at Griffith was the single largest factor that drove down results during the quarter.

          Earnings during the first nine months totaled a loss of ($0.08), down from the $0.11 per share earned during the first three quarters of 2007, driven largely by $0.09 per share due to uncollectible accounts, $0.09 per share due to unfavorable weather and an estimated $0.07 per share due to customer conservation.

Other Businesses and Investments

          CH Energy Group (the holding company), and the partnerships and other investments of CHEC posted $0.09 per share toward quarterly results, $0.02 lower than the $0.11 per share earned during the same period one year ago, resulting from reduced interest and investment income. Year-to-date earnings for these units totaled $0.24 per share, as compared to the $0.35 per share posted during the first nine months of 2007. Lower returns on the Cornhusker investment and lower interest and investment income at the holding company are the primary drivers of the lower earnings, year to date.

PSC PROCEEDINGS

Rate Proceedings - Electric and Natural Gas

          On July 31, 2008, Central Hudson filed an electric and natural gas rate case with the PSC. Central Hudson is seeking to increase electric and natural gas delivery rates, which have been in effect since July 1, 2008, the final term of a three-year rate plan that took effect July 2006.

          Central Hudson has proposed a one-year increase to be effective July 1, 2009 of $35.4 million and $14.7 million of electric and natural gas delivery rates, respectively. The filing is being made in order to align electric and natural gas delivery rates with the projected costs of providing electric and gas service to our customers. Factors contributing to the need for an increase in rates include lower gas and electric sales, inflationary pressures, regulatory mandates, and the on-going need for electric and natural gas system infrastructure improvements. The filing also seeks to recover projected expenditures associated with MGP site remediation, stray voltage testing of Central Hudson owned and municipally owned electric facilities, as well as distribution line tree trimming and enhanced electric transmission right of way management practices. These costs are partially offset by productivity gains and significant reductions in benefit costs as a result of Central Hudson’s successful efforts to restructure compensation and benefits (including modifications to the pension and OPEB plans) to align with the market. In the filing, the Company proposes to pass back to electric customers a net regulatory liability of $21.2 million during the rate year as an electric bill credit. The filing also includes a proposal to implement a number of energy efficiency programs and revenue decoupling mechanisms (“RDM”) for electric and gas delivery revenues.

          Central Hudson has requested a common equity ratio of 48% and a base return on equity (“ROE”) of 10.25%. The current Rate Order permits a common equity ratio of 45% - 47% with an allowed base ROE of 9.6%.

          On August 25, 2008, the Commission instituted Cases 08-E-0887 and Case 08-G-0888 concerning the review of the rate increase requests. Following a September 18th prehearing conference the Administrative Law Judges issued a Ruling on Procedure and Schedule setting forth dates for testimony, hearings and briefs. Under the Schedule, Staff and Intervenor Direct Testimony is due November 25, 2008, with Rebuttal Testimony due December 23, 2008. A PSC Order establishing new rates is not expected until the second quarter of 2009. No prediction can be made as to the final outcome of the rate filing.

Other PSC Proceedings and Administration Initiatives

          CH Energy Group and Central Hudson continue to monitor a number of generic and specific regulatory proceedings. Neither CH Energy Group nor Central Hudson can predict the final outcome of New York State’s energy policies, or the following PSC proceedings.

          At the October 17, 2008 PSC session, a recommendation to institute a new proceeding to identify and propose ratemaking and accounting mechanisms to address the increase and exposure in uncollectible expense utilities are experiencing as a result of higher energy prices and economic conditions was adopted by the PSC. The Commission has not yet issued an Order Instituting a Proceeding on this matter. No prediction can be made regarding the final outcome of this matter.

          On May 30, 2008 in the Energy Efficiency and Portfolio Standard Proceeding (“EEPS”), Case 07-M-0548, the PSC issued a Notice Soliciting Comments regarding incentives for utility energy efficiency. On June 20, 2008 Central Hudson filed general comments that support the opportunity to establish energy efficiency businesses, with corresponding opportunities to produce contributions to the state energy goal of reducing electricity demand 15% by 2015 (“15 x 15 Goal”) and meaningful earnings for investors commencing with the first energy (or demand) savings they produce. The Commission has not yet taken action on this specific matter within this proceeding. On June 23, 2008, the PSC issued an Order Establishing Energy Efficiency Portfolio Standard and Approving Programs in Case 07-M-0548. The Order established energy efficiency targets to be achieved by individual utilities through 2011 that included three utility administered fast track programs and five fast track programs to be administered by the New York Energy Research and Development Authority (“NYSERDA”). In compliance with the Order, Central Hudson filed its energy efficiency fast track program plans with the PSC on August 22, 2008 and The Company’s efficiency program proposals to meet the balance of the remaining target goals were filed with the Commission on September 23, 2008. The Order also established the collection of gas system benefit charges and incremental electric system benefit charges to invest in funding these energy efficiency programs effective October 1, 2008. This proceeding is ongoing as the PSC continues to work on additional issues of the energy efficiency program design with participation by interested parties in various working groups that include utility performance incentives, on-bill financing, demand response and peak reduction and impacts on low-income and rental customers. The Company filed a motion on September 30, 2008 seeking a ruling that energy efficiency matters addressed in rate case testimony and exhibits will be addressed in the rate case proceeding. The PSC recently assigned separate case numbers to these matters. The Company’s request was made to avoid duplication of effort on discovery as well as to assure adequate funding support for the programs ultimately approved. In an Order issued October 16, 2008 the Commission ruled that the Company’s energy efficiency proposals will be considered in separate proceedings and will not be considered in the Company’s rate proceeding.

          On March 17, 2008, former Lieutenant Governor David A. Paterson was sworn in as New York’s 55th Governor, succeeding Eliot Spitzer. Governor Paterson affirmed his support for the previous administration’s 15 x 15 Goal. On April 9, 2008, Governor Paterson issued an Executive Order establishing a State Energy Planning Board and authorizing the creation and implementation of a State Energy Plan (“SEP”) to be completed by June 30, 2009. On May 30, 2008 a Draft Scope of the 2009 New York State Energy Plan and Public Solicitation of Comment was issued. Central Hudson submitted comments on the Draft Scope as well as joining the Energy Association of New York State Member Companies’ comments provided to the Energy Planning Board July 7 and 8, 2008, respectively. In October, Central Hudson also provided briefing papers to the SEP working group on pressing issues facing the Company for consideration in developing the SEP.

          On January 21, 2008, Central Hudson filed a petition for reconsideration and rehearing on the PSC’s Order Concerning Annual Reconciliation of Gas Costs, issued on December 21, 2007. The petition sought reconsideration and recovery of certain adjustments, totaling $666,000, proposed by the company in its November 1, 2007 gas cost reconciliation filing. On April 23, 2008, the Commission denied this petition.

          On December 24, 2007, the PSC issued an Order Initiating Electricity Reliability and Infrastructure Planning in Case 07-E-1507 as an outflow of the longer-term energy planning issues initially considered in Phase II of Case 06-M-1017. The Order institutes a collaborative process to develop the process, criteria, and standards for the PSC to review and choose among competing regulatory backstop projects, if necessary, in order to ensure system reliability in the near term. In addition, the Order seeks to establish a long term electric resource plan and planning process that incorporates various considerations and policy goals which are not adequately addressed by the existing market structure or planning process. In the Order, the PSC reiterated its support for competitive markets and market mechanisms, but noted regulatory approaches, including the use of long-term contracts, may be required to address the energy needs and policy goals of New York State (“NYS”). On January 23, 2008, Central Hudson filed a petition for clarification and reconsideration in this proceeding. The petition sought Commission redress or consideration of several issues, including utility ownership of generation facilities, long-term contracts, and other planning issues that were addressed in the PSC’s December 24, 2007 Order instituting the proceeding. On March 24, 2008, the Commission issued an Order denying Central Hudson’s petition with a finding that the Commission committed no errors of law or fact and that questions raised in the petition could be fully addressed in the collaborative proceeding. The proceeding continues in a collaborative format with multiple tracks to address cost allocation and recovery mechanisms for reliability solutions subject to PSC jurisdiction, decisional standards to be used in selecting among possible regulatory backstop project solutions, and longer-term electric resource and infrastructure planning issues. On April 24, 2008, the Commission issued a policy statement on backstop project cost recovery and allocation. On June 10, 2008 the PSC issued a Notice postponing until further notice the infrastructure planning track in this proceeding due to resources and efforts committed to similar work being undertaken in response to the Governor’s recent executive order regarding the creation of the State Energy Plan discussed above. On July 15, 2008 the PSC issued a procedural ruling adjourning Phase III, the long range infrastructure plan and planning process of this proceeding, to await the issuance of the State Energy Plan expected in mid-2009, in recognition of the efforts and resources focused on the State Energy Plan.

          On November 27, 2007, Central Hudson filed a petition with the PSC seeking approval to defer certain incremental and material non-labor gas expenses that were incurred during Rate Year 1 but were not included in rates under the 2006 Rate Plan. The petition sought PSC authorization to defer $990,000 of incremental expenses and associated carrying charges on the net of tax balances. On March 27, 2008, the Commission issued an Order denying deferral authorization. The Order noted that while the Company satisfied the standards for demonstrating the expense items were incremental and the Company had not earned its allowed rate of return, the Commission did not view the expense items as material and extraordinary in nature. On April 25, 2008, the Company filed a Petition, for Rehearing of the Order denying deferral, seeking rehearing on the Commissions findings that one of the expense items in the original petition that met the standard of materiality was not extraordinary in nature. The Commission has not yet taken further action in this proceeding.

          On September 25, 2007, Central Hudson filed a petition with the PSC seeking expedited consideration and approval of interim electric, gas and low-income energy efficiency programs, electric and gas revenue decoupling mechanisms, and deferral accounting authorizations. The petition was accompanied by a filing providing detailed descriptions of Central Hudson’s proposed energy efficiency programs, including analyses demonstrating cost effectiveness. The programs are targeted at residential, small commercial and industrial, and low-income customer segments, and consist of a range of incentives for high efficiency measures including lighting, appliances, heating and cooling equipment, energy audits, and weatherization. In addition, the programs include a comprehensive customer outreach and education effort. On April 10, 2008, an Administrative Law Judge (“ALJ”) assigned to the petition proceeding (07-M-1139) issued a Ruling Regarding Revenue Decoupling Mechanisms (“Ruling”). The Ruling indicated that it would be unreasonable to implement revenue decoupling mechanisms outside of a rate case proceeding solely for the purpose of accounting for lost revenues incurred from implementing energy efficiency programs, and that Central Hudson had not made a case for reconsideration of its rate plan. The Ruling also indicated that a procedural conference would be scheduled with the parties in the case to evaluate whether Central Hudson’s proposed energy efficiency programs should be further considered. On April 23, 2008, Central Hudson filed a Motion for Interlocutory Review with the Commission, seeking Commission review of the Ruling on several grounds. On July 17, 2008 the Commission issued an Order affirming the ALJ’s April 10, 2008 ruling that implementing a RDM outside a rate plan is unreasonable and that the Company had accepted the content of its rate plan. On July 24, 2008 a ruling concerning future process was issued stating settlement discussions regarding gas efficiency programs should begin under this proceeding in light of the June 23, 2008 Energy Efficiency order. A series of collaborative meetings and conferences were conducted among interested parties and on August 12, 2008 the Company circulated a joint proposal to parties in the proceeding. The parties were unable to reach agreement on gas programs. On September 11, 2008, Central Hudson filed a motion for expedited approval of residential gas and HVAC and low-income programs. On October 16, 2008 the PSC issued an order authorizing a twelve month interim gas efficiency program beginning November 1, 2008 to be administered by NYSERDA, for Central Hudson low-income customers. Funding for the $400,000 program will be collected through a System Benefit Charge billing surcharge assessed to residential gas customers.

          On April 24, 2007, the PSC issued an Order in Case 07-M-0458 - Proceeding on Motion of the Commission to Review Policies and Practices Intended to Foster the Development of Competitive Retail Energy Markets. This Order encouraged interested parties to examine and submit comments on existing programs and practices of NYS utilities that promote retail market development focusing on whether programs are still necessary; if market participants are improperly subsidized; if risks and expenses are properly allocated among ratepayers, utilities and market participants; and the need to continue programs or practices to prevent the re-building of barriers to entry in the competitive markets. The Order also calls for the review and evaluation of utility specific programs, practices and policies in ongoing and future electric and gas rate proceedings. The Commission has not yet taken action on this Order.

          On April 20, 2007, the PSC issued an Order in Cases 03-E-0640 and 06-G-0746 - Proceeding on Motion of the Commission to Investigate Potential Electric and Gas Delivery Rate Disincentives Against the Promotion of Energy Efficiency, Renewable Technologies and Distributed Generation. The Order directed Central Hudson and other NYS utilities to develop proposals for delivery service RDM for consideration in a next rate case filing. Consistent with the Order’s intent, Central Hudson proposed RDM to true up forecast and actual delivery service revenues in its September 25, 2007 filing discussed above.

          On April 19, 2007, the PSC issued an Order in Case 06-M-1017 - Proceeding on Motion of the Commission as to Policies, Practices and Procedures for Utility Commodity Supply Service to Residential and Small Commercial Customers. The

Order provided guidance on commodity supply and hedging practices and directed Central Hudson and other NYS utilities, through a collaborative or administrative process, to develop standards and goals for measuring and constraining the supply price volatility on certain classes of customers. In addition, utilities will be required to report to the PSC Staff on their strategies, aggregate supply portfolio, and the extent to which goals for measuring and constraining energy price volatility have been met. Following the collaboratives, the Commission issued an Order on February 26, 2008 establishing electric supply portfolio standards, goals, and reporting requirements directing Central Hudson, and the other NYS electric utilities, to file quarterly reports on electric supply prices and price volatility.

CAPITAL RESOURCES AND LIQUIDITY

          The reduction of CH Energy Group’s retained earnings in the nine months ended September 30, 2008, contributed to the decrease in the book value per share of its Common Stock from $33.19 at December 31, 2007, to $33.00 at September 30, 2008. Book value per share at September 30, 2007 was $33.51 and the common equity ratio was 56.4%. Common equity comprised 52.2% of total capital (including short-term debt) at September 30, 2008, a decrease from 52.8% at December 31, 2007.

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

          Central Hudson’s cash flows from operating activities reflect principally its energy deliveries and costs of operations. Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson, such as weather and economic conditions, including the price of energy and the resulting changes in customer usage. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity and natural gas may affect the timing of cash flows but do not directly impact net income, as these costs are fully recoverable through Central Hudson’s electric and natural gas cost adjustment mechanisms. Higher energy prices also increase accounts receivable, which along with generally unfavorable economic conditions, can have an impact on customers’ ability to pay their bills on time, potentially resulting in a higher number of uncollectible accounts, and an unfavorable impact on cash flows and results of operations. Also, higher energy prices may cause customers to use less energy than projected in the rate plan, which has the effect of reducing net income below the rate of return authorized in the rate plan.

          Central Hudson’s cash flows are also affected by capital expenditures, long-term financing for its growing asset base, fluctuations in working capital primarily caused by weather, energy prices, the level of customer accounts receivable, and other regulatory deferral mechanisms that may result in cash being expended in one period and recovered from customers in a subsequent period.

CH Energy Group – Cash Flow Summary

          Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart:

	Nine Months Ended
	September 30, 2008	September 30, 2007

	(In Millions)
Net Cash Provided By (Used In):
Operating Activities	$78.0	$30.8
Investing Activities	(67.2)	(57.1)
Financing Activities	(10.8)	29.9
Net change for the period	—	3.5
Balance at beginning of period	11.3	24.1
Balance at end of period	$11.3	$27.6

          CH Energy Group’s cash and cash equivalents remained at $11.3 million for the nine months ended September 30, 2008. Capital expenditures, acquisitions, and dividends were funded by a combination of cash from operations, proceeds from the sale of short-term investments, and short-term debt.

          Net cash provided by operations was $78.0 million for the first nine months of 2008. Significant sources (uses) of cash within operating activities in the current period included (In Millions):

	2008	2007

Pension and OPEB contributions	$(17.1)	$(11.0)
Accounts receivable	15.7	(20.2)
Fuel and materials and supplies	(14.1)	(8.8)
Accounts payable	11.4	(1.7)
Deferred natural gas and electric costs	(4.8)	(0.6)
Special deposits and prepayments	4.2	(4.8)

          The decrease in accounts receivable was primarily driven by a change in one of Central Hudson’s large customers from full service to delivery and a decrease in Griffith’s heating oil prices. The increases in fuel and materials and supplies and deferred natural gas and electric costs are primarily due to higher commodity costs in the current year as compared to 2007, with a portion of the increase in fuels and materials and supplies also resulting from an increase in the volume of natural gas in storage. The increase in accounts payable was primarily the result of two new purchased power contracts for electricity purchases. The power supplied through these contracts replaced a portion of the power Central Hudson previously purchased and pre-paid through the NYISO, which is the primary driver of the decrease in special deposits and prepayments.

          Net cash used in investing activities was $67.2 million in the first nine months of 2008. Cash was used primarily to finance $62.6 million of capital expenditures and $9.3 million for Griffith’s acquisitions. These uses of cash were partially offset by $3.5 million of proceeds from the sale of short-term investments, which were fully liquidated in the first quarter of 2008. Future working capital, capital expenditure and acquisition funding requirements will be met by using cash from operations and by utilizing existing lines of credit and/or long-term debt.

          Net cash used in financing activities was $10.8 million in the first nine months of September 30, 2008. Significant sources (uses) of cash within financing activities in the current period included (In Millions):

	2008	2007

Dividends paid to shareholders	$(25.6)	$(25.5)
Borrowings of short-term debt	9.0	23.0
Cash overdraft	5.8	—
Issuance of long-term debt (net of repayments)	—	33.0

          CH Energy Group paid $25.6 million in dividends to shareholders of common stock in the period. Net short-term borrowings of $9.0 million and temporary cash overdraft of $5.8 million at the end of the period provided a portion of the Company’s financing needs. Central Hudson generally funds the long-term debt components of its growing asset base once per year, relying on short-term debt in the interim periods. In the current year, the use of cash overdraft as a temporary means for short-term financing was preferable to short-term debt due to increased interest rates.

Central Hudson – Cash Flow Summary

          Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart:

	Nine Months Ended
	September 30, 2008	September 30, 2007

	(In Millions)
Net Cash Provided By (Used In):
Operating Activities	$57.0	$14.1
Investing Activities	(59.4)	(59.5)
Financing Activities	(1.0)	46.2
Net change for the period	(3.4)	0.8
Balance at beginning of period	3.6	1.7
Balance at end of period	$0.2	$2.5

          Central Hudson’s cash and cash equivalents decreased by $3.4 million for the first nine months of 2008.

          Net cash provided by operations was $57.0 million for the first nine months of 2008. Significant sources (uses) of cash within operating activities in the current period included (In Millions):

	2008	2007

Pension and OPEB contributions	$(17.1)	$(11.0)
Accounts payable	15.9	(2.9)
Fuel and materials and supplies	(15.7)	(8.4)
Accounts receivable	7.8	(21.8)
Special deposits and prepayments	5.1	(1.4)
Deferred natural gas and electric costs	(4.8)	(0.6)

          The increase in accounts payable and the decrease in special deposits and prepayments, as well as the increases in fuel and materials and supplies and deferred natural gas and electric costs, were driven by reasons provided in the CH Energy Group discussion. The decrease in accounts receivable was primarily driven by a change in one of Central Hudson’s large customers from full service to delivery.

          Net cash used in investing activities of $59.4 million in the first nine months of 2008 was primarily for $58.3 million in capital expenditures. Cash provided by operations was nearly sufficient to support current capital expenditures.

          Net cash used in financing activities of $1.0 million in the first nine months of 2008 was primarily due to repayments of short-term debt of $6.0 million, partially offset by temporary cash overdraft of $5.8 million. In the current year, the use of cash overdraft as a temporary means for short-term financing was preferable to short-term debt due to increased interest rates. In the same period in 2007, Central Hudson issued a net amount of $33.0 million in long-term debt and $23.0 million in short-term debt, which were offset by $8.5 million in dividends paid to CH Energy Group.

Capitalization – Common Stock Repurchase Program

          On July 27, 2007, the Board of Directors of CH Energy Group extended and amended the Common Stock Repurchase Program of the Company, which was originally authorized on July 25, 2002 and further disclosed in the caption “Repurchase Program” of Note 8 – “Capitalization – Common and Preferred Stock” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          No common stock repurchase transactions were executed in the nine months ended September 30, 2008.

Capitalization – Issuance of Treasury Stock

          Effective January 2, 2008, 12,100 restricted shares with fair value upon issuance of $536,000 were granted under the 2006 Plan to certain officers and key employees of Griffith and an officer of CHEC. The shares granted were issued from CH Energy Group’s treasury stock on January 2, 2008. These shares were issued at fair market value on the date of grant, and for Griffith, the vesting for each individual is subject to a three-year period of continued employment. Shares granted to the officer of CHEC vest ratably over the three-year vesting period contingent upon continued employment. Dividends paid on restricted shares owned by Griffith officers and key employees will be automatically deferred and re-invested in additional restricted shares.

          In accordance with SFAS 123(R), the 12,100 restricted shares granted on January 2, 2008 are presented in the Consolidated Balance Sheet as an increase in common shares outstanding and as a reduction in treasury stock as of September 30, 2008. The carrying amount of treasury shares exceeded the quoted market value on the date of grant, therefore, the difference has been reflected as additional paid in capital in the Consolidated Balance Sheet at September 30, 2008. However, in the Consolidated Statement of Income for the three and nine months ended September 30, 2008, the number of common shares outstanding used in the basic EPS calculation did not change from December 31, 2007, and will not change until 2009, when vesting begins.

          On May 1, 2008, performance shares earned as of December 31, 2007 for the award cycle with a grant date of March 24, 2005 were issued to participants. Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group’s treasury stock. A total of 8,674 shares were issued from CH Energy Group’s treasury stock on May 1, 2008. These shares are presented in the consolidated balance sheet as an increase in common shares outstanding and as a reduction in treasury stock as of September 30, 2008. The carrying amount of treasury shares exceeded the quoted market value on the date of issue, therefore, the difference has been reflected as additional paid in capital in the consolidated balance sheet at September 30, 2008. These shares were also included in the calculation of the average number of common shares outstanding used in the basic EPS calculation in the consolidated statement of income for the three and nine months ended September 30, 2008.

          On July 2, 2008, due to the retirement of one of Central Hudson’s executive officers as of January 1, 2008, a pro-rated number of shares under the April 25, 2006 and January 25, 2007 performance share grants were paid to this individual. A total of 309 shares were issued from CH Energy Group’s treasury stock on that date in satisfaction of these awards. These shares are presented in the consolidated balance sheet as an increase in common shares outstanding and as a reduction in treasury stock as of September 30, 2008. The carrying amount of treasury shares exceeded the quoted market value on the date of issue, therefore, the difference has been reflected as additional paid in capital in the consolidated balance sheet as of September 30, 2008. These shares were also included in the calculation of the average number of common shares outstanding used in the basic EPS calculation in the consolidated statement of income for the three and nine months ended September 30, 2008.

Contractual Obligations

          A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 12 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report and Note 12 – “Commitments and Contingencies” of the Quarterly Report on Form 10-Q under the caption “Electric Purchase Commitments.”

          Decisions to fund Central Hudson’s pension plan (the “Retirement Plan”) are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits. Central Hudson considers the provisions of the Pension Protection Act of 2006 to determine funding requirements for the near-term and future periods. Funding for the 2008 Retirement Plan year totaled $12.5 million as of September 30, 2008. No additional funding is expected in 2008.

          Employer contributions for OPEB totaled $4.2 million and $4.7 million during the nine months ended September 30, 2008, and 2007, respectively. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes and corporate resources. No further funding is anticipated for the 2008 OPEB Plan year.

          The recent volatility in the financial markets has reduced the values of the Retirement Plan and the OPEB assets. Management believes that increasing discount rates will also reduce the present value of the plans’ liabilities. The net effect on the funded status of the plans may result in a reduction of the proportion of the plans liability that is currently funded. If future market conditions do not improve sufficiently to offset these changes, additional contributions will likely become necessary in 2009 under the terms of the Pension Protection Act. Management expects that such contributions will be incorporated in the rate making process over time. Central Hudson has investment policies for these plans which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility. Management cannot currently predict what impact the recent financial market volatility may have on the expected rate of return on plan assets or future funding decisions.

Financing Program

          2008 has been a challenging year in the financial markets. Financial stress among lenders has constrained the availability of credit and increased short-term borrowing costs, despite cuts in the federal funds target rate to 1.5%. Aversion to risk has driven up credit spreads and the overall cost of issuing long-term debt, as well as impacted the availability of access to credit markets. Equity values have fallen significantly, making equity financing less attractive. Despite these conditions, CH Energy Group remains well-positioned with a strong balance sheet and liquidity. Significant capacity remains on CH Energy Group’s and Central Hudson’s committed credit facilities. Despite rising credit spreads, Central Hudson’s strong credit ratings help facilitate access to long-term debt. However, management can make no assurance in regards to the availability or resulting terms and costs. With the exception of the use of treasury shares for several restricted share grants and performance share awards earned, no equity issuance is expected in 2008. CH Energy Group common stock has maintained a market premium to its book value, which is a preferred position should equity financing be sought.

          At September 30, 2008, CH Energy Group and its subsidiaries maintain credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and Keybank National Association. The availability of these facilities is contingent upon the ability of lenders to fulfill these commitments.

          At September 30, 2008, CH Energy Group, on a consolidated basis, had $71.5 million of short-term debt outstanding and cash and cash equivalents of $11.3 million.

          CH Energy Group, the holding company, has a $150 million revolving credit agreement with several commercial banks, which as of September 30, 2008, had an outstanding balance of $15 million.

          Central Hudson maintains a revolving credit agreement with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012. As of September 30, 2008, Central Hudson’s outstanding loan balance under this agreement was $15 million. As of December 31, 2007 and September 30, 2007, there were no borrowings under Central Hudson’s revolving credit agreement.

          Central Hudson also maintains certain uncommitted lines of credit that diversify its sources and provide competitive options to minimize its cost of short-term debt. As of September 30, 2008, December 31, 2007 and September 30, 2007, Central Hudson’s outstanding balance on these lines of credit, in aggregate, was $21.5 million, $42.5 million and $36.0 million, respectively.

          In addition to the $36.5 million in total short-term notes payable discussed above, at September 30, 2008, Central Hudson had $20 million in current maturities of long-term debt. On January 15, 2009, Central Hudson’s $20 million 1999 Series C 6% notes will mature. Central Hudson plans to refinance the notes.

          Central Hudson’s current senior unsecured debt rating/outlook is A/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and

A2/negative by Moody’s Investors Service (“Moody’s”). On September 19, 2008, Moody’s affirmed Central Hudson’s A2 rating, but changed the rating outlook to negative from stable. Moody’s cited concerns about weaker than expected 2008 financial performance, higher than historical average projected capital expenditures, and an increasing need for rate relief to bolster financial results as the primary reasons for the change in outlook.

          In January 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital. At September 30, 2008, this line of credit had no outstanding balance.

          CH Energy Group and Central Hudson believe they will be able to meet their reasonably likely short-term and long-term cash requirements, assuming that Central Hudson’s future rate plans reflect the costs of service, including a reasonable return on invested capital.

          Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”). These NYSERDA bonds, totaling $166 million, are insured by AMBAC Assurance Corporation (“AMBAC”). On June 5, 2008, Standard & Poor’s lowered its financial strength ratings on AMBAC to ‘AA’ from ‘AAA’ and placed the ratings on Credit Watch with negative implications. On August 14, 2008, Standard & Poor’s removed AMBAC from review for downgrade, but maintained a negative outlook. On June 19, 2008, Moody’s downgraded the insurance financial strength ratings of AMBAC to Aa3 from Aaa, and assigned a negative outlook. On September 18, 2008, Moody’s placed its Aa3 insurance financial strength rating for AMBAC under review for possible downgrade. Rating actions by Standard & Poor’s and Moody’s extend to Central Hudson’s five AMBAC-insured issues. Central Hudson is not able to predict the impact that the downgrade of AMBAC and other bond insurers will have on the market for insured municipal debt, but does not currently believe this situation will have a significant impact on the Company’s earnings or its ability to obtain debt financing. The underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is A/stable by Standard & Poor’s and Fitch Ratings and A2/negative by Moody’s.

          Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million have a term interest rate of 3.0% that is scheduled to end on December 1, 2008. Central Hudson plans to re-market the bonds at then-current rates under the terms of the applicable indenture.

          Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

          Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode. Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a dutch auction. Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008. Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period. Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed. As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture. Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process. For the foreseeable future, Central Hudson expects the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent. Since the first auction failure in February, the applicable maximum rate for Central Hudson’s bonds has ranged from 2.62% to 9.01%. In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of 1999 NYSERDA Bonds. As a result, variations in interest rates on these bonds are deferred for future recovery from or refunding to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings. To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. A two-year, 4.5% cap on $115.9 million of debt expired March 31, 2008. Central Hudson replaced the expiring cap, effective April 1, 2008, with a one-year cap set at 3.0%. The interest rate cap is evaluated quarterly and Central Hudson would receive a payout under the terms of the cap if the index for short-term tax-exempt debt exceeds an average of 3.0% for the quarter.

          Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D. Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

          For additional information related to CH Energy Group’s and Central Hudson’s financing program, please see Note 7 – “Short-term Borrowing Arrangements”, Note 8 – “Capitalization – Common and Preferred Stock”, and Note 9 – “Capitalization – Long-term Debt” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

EARNINGS PER SHARE

CH Energy Group Consolidated

	Three Months Ended September 30,

Earnings per Share (Basic)	2008	2007	Change

Central Hudson - Electric	$0.49	$0.48	$0.01
Central Hudson - Natural Gas	(0.12)	(0.11)	(0.01)
Griffith	(0.28)	(0.21)	(0.07)
Other Businesses and Investments	0.09	0.11	(0.02)

	$0.18	$0.27	$(0.09)

	Nine Months Ended September 30,

Earnings per Share (Basic)	2008	2007	Change

Central Hudson - Electric	$1.11	$1.21	$(0.10)
Central Hudson - Natural Gas	0.24	0.31	(0.07)
Griffith	(0.08)	0.11	(0.19)
Other Businesses and Investments	0.24	0.35	(0.11)

	$1.51	$1.98	$(0.47)

          Earnings for CH Energy Group totaled $0.18 per share in 2008, versus $0.27 per share in the third quarter of 2007. Year-to-date earnings were $1.51 per share compared to $1.98 posted during the first nine months of 2007.

          The results for the third quarter reflect a continuation of recent trends. Management believes that customers continue to actively manage their energy use. In addition, the weakening economy and high commodity costs have affected the ability of some customers to pay their bills on a timely basis.

Central Hudson

	Three Months Ended September 30,

Earnings per Share (Basic)	2008	2007	Change

Electric	$0.49	$0.48	$0.01
Natural Gas	(0.12)	(0.11)	(0.01)

	$0.37	$0.37	$—

          Central Hudson’s earnings per share in the third quarter of 2008 were unchanged compared to the same period in 2007, due to the following:

Regulatory Mechanisms and Unusual Events:
Shared earnings recorded in 2007	$(0.01)
Reliability Assessment	0.01
Rate Increases	0.01
Lower Injuries & Damages Reserve Requirements	0.03
Higher Depreciation	(0.03)
Higher Uncollectible Accounts	(0.04)
Weather-Normalized Sales	0.03

$—

	Nine Months Ended September 30,

Earnings per Share (Basic)	2008	2007	Change

Electric	$1.11	$1.21	$(0.10)
Natural Gas	0.24	0.31	(0.07)

	$1.35	$1.52	$(0.17)

          Central Hudson’s earnings decreased $(0.17) per share in the first nine months of 2008 compared to the same period in 2007, due to the following:

Regulatory Mechanisms and Unusual Events:
Shared earnings recorded in 2007	$0.04
Gain on Non-Utility Property Sales in 2007	(0.02)
Reliability Assessment	0.01
Cable Attachment Rents in 2008	0.03
Rate Increases	0.11
Weather Impact on Sales (Including Hedging)	(0.04)
Higher Storm Restoration Expense	(0.09)
Higher Income and Other Taxes	(0.07)
Lower Injuries & Damages Reserve Requirements	0.04
Higher Depreciation	(0.06)
Higher Uncollectible Accounts	(0.13)
Higher Interest Expense and Carrying Charges	(0.05)
Weather-Normalized Sales	0.02
Other	0.04

$(0.17)

          For the third quarter, a delivery rate increase that was phased in at the beginning of the quarter and an increase in sales to new customers contributed favorably to earnings.  Higher uncollectible accounts negatively impacted third quarter and year-to-date results.  Higher storm restoration expenses, taxes, and depreciation also contributed to the reduced year-to-date results. A request to increase delivery rates was filed July 31, 2008, and is under review by the New York State Public Service Commission.

          Higher reserves for uncollectible accounts have reduced this quarter’s earnings by $0.04 per share and by $0.13 per share so far this year compared to the same periods in 2007.  Central Hudson has experienced an approximately 50-percent increase in the dollar amount of accounts that have become past due compared to 2006. Central Hudson will continue to evaluate all options as to how to sensitively manage this matter.

Griffith

Earnings per Share (Basic)	Three Months Ended September 30,

	2008	2007	Change

	$(0.28)	$(0.21)	$(0.07)

          Griffith’s earnings decreased $(0.07) per share in the third quarter of 2008 compared to 2007, due to the following:

Margin on Petroleum Sales and Services	$(0.01)
Weather Impact on Sales (Including Hedging)	(0.02)
Weather-Normalized Sales	(0.01)
Higher Uncollectible Accounts	(0.06)
Operating Expenses	0.02
Other	0.01

$(0.07)

Earnings per Share (Basic)	Nine Months Ended September 30,

	2008	2007	Change

	$(0.08)	$0.11	$(0.19)

          Griffith’s earnings decreased $(0.19) per share in the first nine months of 2008 compared to 2007, due to the following:

Acquisitions(1)	$0.05
Margin on Petroleum Sales and Services	0.04
Weather Impact on Sales (Including Hedging)	(0.09)
Weather-Normalized Sales	(0.07)
Higher Uncollectible Accounts	(0.09)
Operating Expenses	(0.03)

$(0.19)

(1)	For the purposes of the above charts, “Acquisitions” represents the incremental affect of acquisitions made by Griffith in 2008 and 2007.

          Griffith posted a ($0.28) loss per share during the third quarter of 2008, compared to a ($0.21) loss during the same three months of 2007. Higher reserves for doubtful accounts, customer conservation, and lower service revenues dampened earnings during the third quarter, a period when a loss is anticipated due to the seasonal nature of Griffith’s fuel oil delivery business. Griffith posted an ($0.08) loss per share during the first nine months of 2008 compared to earnings of $0.11 per share during the first nine months of 2007.

Other Businesses and Investments

Earnings per Share (Basic)	Three Months Ended September 30,

	2008	2007	Change

	$0.09	$0.11	$(0.02)

          The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in the third quarter of 2008 compared to 2007 is due to the following:

Lower Interest and Investment Income			$(0.02)

			$(0.02)

Earnings per Share (Basic)	Nine Months Ended September 30,

	2008	2007	Change

	$0.24	$0.35	$(0.11)

          The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in the first nine months of 2008 compared to 2007 is due to the following:

Cornhusker Investment	$(0.07)
Lyonsdale Investment	0.03
Lower Interest and Investment Income	(0.07)

$(0.11)

          Earnings per share from CH Energy Group’s other unregulated businesses for the third quarter and nine months ended September 30, 2008 decreased due to reduced interest and investment income. Lower returns on the Cornhusker investment compared to 2007 also impacted the year-to-date period.

RESULTS OF OPERATIONS

Central Hudson

          The following discussions and analyses include explanations of significant changes in revenues and expenses between the three and nine months ended September 30, 2008, and the three and nine months ended September 30, 2007, for Central Hudson’s regulated electric and natural gas businesses.

	Three Months Ended September 30, 2008 Over/(Under) same period in 2007		Nine Months Ended September 30, 2008 Over/(Under) same period in 2007

Central Hudson Income Statement Variances	Amount (In Thousands)	Percent Change	Amount (In Thousands)	Percent Change

Operating Revenues	$11,203	6%	$14,802	2%

Operating Expenses:
Purchased electric, fuel and natural gas	8,984	7%	5,055	1%
Depreciation and Amortization	483	7%	867	4%
Other operating expenses	1,246	3%	9,833	7%

Total operating expenses	$10,713	6%	$15,755	3%

Operating Income	490	3%	(953)	(2)%
Other income, net	62	6%	299	8%
Interest Charges	345	6%	1,839	11%

Income before income taxes	207	2%	(2,493)	(6)%
Income Taxes	185	4%	180	1%

Net (loss)/income	$22	—%	$(2,673)	(11)%

Delivery Volumes

          Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior. Electric deliveries typically peak in the summer and deliveries of natural gas used for heating purposes typically peak in the winter. Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson for the three and nine months ended September 30, 2008, as compared to the same periods for 2007. Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson’s earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

	Actual Deliveries

	Three Months Ended September 30, 2008 Increase (Decrease) from same period in 2007		Nine Months Ended September 30, 2008 Increase (Decrease) from same period in 2007

	Electric	Natural Gas	Electric	Natural Gas

Residential	(2)%	(5)%	(2)%	(3)%
Commercial	(1)%	(2)%	(2)%	(4)%
Industrial and Other(a)	(7)%	0%	(6)%	2%

Total Deliveries	(3)%	(2)%	(3)%	(2)%

(a)	Excludes interruptible natural gas deliveries.

	Weather Normalized Deliveries

	Three Months Ended September 30, 2008 Increase (Decrease) from same period in 2007		Nine Months Ended September 30, 2008 Increase (Decrease) from same period in 2007

	Electric	Natural Gas	Electric	Natural Gas

Residential	(1)%	(1)%	0%	(1)%
Commercial	0%	2%	(1)%	(1)%
Industrial and Other(a)	(7)%	4%	(6)%	(1)%

Total Deliveries	(2)%	1%	(2)%	(1)%

(a)	Excludes interruptible natural gas deliveries.

          Electric and natural gas deliveries to residential and commercial customers during the three months and nine months ended September 30, 2008, were impacted primarily by weather and by what management believes is price-induced customer conservation. Conservation was less evident for commercial customers during the three-month period. However, management expects conservation trends to continue as long as prices continue to be volatile.

          Milder weather in the three months and nine months ended September 30, 2008, compared to the similar period in 2007 negatively impacted deliveries of electric and natural gas to residential and commercial customers. This negative effect of weather was partially offset by a modest increase in the number of electric and natural gas residential and commercial customers.

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

Three Months Ended September 30, 2008
Increase (Decrease) from same period in 2007
(In Thousands)

	Electric	Natural Gas	Total

Revenues with Matching Offsets:(a)
Energy cost adjustment	$9,397	$1,577	$10,974
Sales to others for resale	(239)	(1,751)	(1,990)
Pension, OPEB and other revenues	426	95	521

Subtotal	9,584	(79)	9,505

Revenues Impacting Earnings:
Customer sales	(532)	(185)	(717)
Other regulatory mechanisms	768	352	1,120
Pole attachments and other rents	67	—	67
Weather-hedging contracts	370	—	370
Other revenues	795	63	858

Subtotal	1,468	230	1,698

Total	$11,052	$151	$11,203

(a)

Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased electricity and natural gas costs. Other related costs are pensions, OPEB, and the cost of special programs authorized by the PSC, which are funded with certain available credits. Changes in revenues from electric sales to other utilities also do not affect earnings since any related profits or losses are returned or charged, respectively, to customers. For natural gas sales to other entities for resale, 85% of such profits are returned to customers.

Nine Months Ended September 30, 2008
Increase (Decrease) from same period in 2007
(In Thousands)

	Electric	Natural Gas	Total

Revenues with Matching Offsets:(a)
Energy cost adjustment	$(6,108)	$3,107	$(3,001)
Sales to others for resale	(2,004)	10,060	8,056
Pension, OPEB and other revenues	1,158	2,810	3,968

Subtotal	(6,954)	15,977	9,023

Revenues Impacting Earnings:
Customer sales	668	272	940
Other regulatory mechanisms	2,546	314	2,860
Pole attachments and other rents	934	—	934
Weather-hedging contracts	23	37	60
Other revenues	1,373	(388)	985

Subtotal	5,544	235	5,779

Total	$(1,410)	$16,212	$14,802

(a)

Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased electricity and natural gas costs. Other related costs are pensions, OPEB, and the cost of special programs authorized by the PSC, which are funded with certain available credits. Changes in revenues from electric sales to other utilities also do not affect earnings since any related profits or losses are returned or charged, respectively, to customers. For natural gas sales to other entities for resale, 85% of such profits are returned to customers.

          Electric revenues increased for the three months ended September 30, 2008, as compared to the same period in 2007 due to higher revenues with matching offsets, primarily energy cost adjustment revenues. This increase reflects higher wholesale prices for purchased electricity in 2008 as well as the recovery of previously deferred energy costs, partially offset by lower delivery volumes.

          Electric revenues decreased for the nine months ended September 30, 2008, as compared to the same period in 2007 due primarily to lower energy cost adjustment revenues driven by lower delivery volumes, partially offset by higher wholesale costs.

          Natural gas revenues increased for the three months and nine months ended September 30, 2008, as compared to the same period in 2007, due to higher energy cost adjustment revenues as a result of higher wholesale costs, partially offset by lower delivery volumes. The increase for the nine month period was also due to higher revenues from gas sales to others for resale, and an increase in other revenues with matching offsets pursuant to the 2006 Order.

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

          Total utility operating expenses for the three months and nine months ended September 30, 2008 increased 6% and 3%, respectively, compared to the same periods last year. The following summarizes the change in operating expenses:

	Increase (Decrease) from same period in 2007
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

	Change (In Thousands)

Expenses Currently Matched to Revenues:(1)
Purchased electricity	$9,158	$(8,112)
Purchased natural gas	(174)	13,167
Residual gas deferred balances	9	2,774
Environmental clean-up - MGP sites	—	826
Other matched expenses	510	404

Subtotal	9,503	9,059

Other Expense Variations:
Uncollectible reserve	898	2,010
Property taxes	55	1,151
Storm restoration expenses	133	2,306
Other expenses	124	1,229

Subtotal	1,210	6,696

Total Increase in Operating Expenses	$10,713	$15,755

(1)	Includes expenses that, in accordance with the 2006 Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.

          In addition to the required adjustment to match revenues collected from customers, the variations in purchased electricity expense for the three months and nine months ended September 30, 2008, reflect the net effect of lower volumes delivered (influenced by weather and customer conservation) and higher wholesale prices. The increase in natural gas costs in both periods primarily reflects higher wholesale costs, partially offset by lower volumes delivered and was also influenced by customer conservation. The nine month period was also impacted by higher volumes of natural gas sold to others for resale. The increase in other revenue-matched expenses for the nine month period results primarily from the 2006 Order which allowed for rate changes corresponding to these expenses.

          The increase in the uncollectible reserve in both periods results from higher energy prices, which along with unfavorable local economic conditions, have impacted customers’ ability to pay their bills. Property taxes increased at a rate close to the level projected in Central Hudson’s rate plan. The increase in storm restoration costs in the nine month period results from higher and more severe storm activity in 2008 than experienced during the same period in 2007.

Other Income

          Other income and deductions for Central Hudson for the three months ended September 30, 2008, as compared to the same period in 2007, was virtually unchanged, while the nine month period ended September 30, 2008 increased $0.3 million due primarily to the recording of regulatory carrying charges on balances due from customers.

Interest Charges

          Central Hudson’s interest charges increased $0.3 million for the three months ended September 30, 2008, and $1.8 million for the nine months ended September 30, 2008 compared to 2007 largely due to an increase in long-term debt resulting from the issuance of medium term notes in September 2007, the proceeds of which were used to finance ongoing investments in capital improvements.

Income Taxes

          Income taxes for Central Hudson increased $0.2 million in the third quarter of 2008 compared to the same period in 2007. The increase in income taxes was primarily due to the unfavorable impact of flow through items related to depreciation and reserves and an increase in pre-tax book earnings. Income taxes for the nine months ended September 30, 2008 increased $0.2 million over the same period in 2007 with unfavorable impacts related to depreciation, reserves, the Medicare Act Subsidy and tax exempt interest offset by a decrease in pre-tax book income.

CH Energy Group

          In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below. The results of Griffith and the other businesses described below exclude intercompany interest income and expense which are eliminated in consolidation.

	Three Months Ended September 30, 2008 Over/(Under) same period in 2007		Nine Months Ended September 30, 2008 Over/(Under) same period in 2007

CH Energy Group Income Statement Variances	Amount (In Thousands)	Percent Change	Amount (In Thousands)	Percent Change

Operating Revenues	$40,671	16%	$149,754	17%

Operating Expenses:
Purchased electric, fuel, natural gas and petroleum	36,775	21%	131,224	22%
Depreciation and Amortization	757	9%	1,636	6%
Other operating expenses	4,401	7%	21,714	11%

Total operating expenses	$41,933	17%	$154,574	19%

Operating Income	(1,262)	(12)%	(4,820)	(8)%
Other income, net	(435)	(23)%	(2,072)	(31)%
Interest charges	455	8%	2,365	14%
Income before income taxes, preferred dividends of subsidiaries, and minority interest	(2,152)	(33)%	(9,257)	(19)%
Income taxes	(692)	(37)%	(2,039)	(13)%

Net loss	$(1,444)	(33)%	$(7,360)	(24)%

Griffith

Sales Volumes

          Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior. Deliveries of petroleum products used for heating purposes peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

	Actual Deliveries

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008

	% Change from same period in 2007	2008 Volumes as % of Total Volume	% Change from same period in 2007	2008 Volumes as % of Total Volume

Heating Oil
Base Company Volume(1)	(25)%	15%	(15)%	34%
Acquisitions Volume(2)	7%	5%	15%	13%

Total Heating Oil	(18)%	20%	—%	47%

Motor Fuels
Base Company Volume	(6)%	70%	(7)%	46%
Acquisitions Volume	6%	8%	9%	5%

Total Motor Fuels	—%	78%	2%	51%

Propane and Other
Base Company Volume	7%	2%	5%	2%
Acquisitions Volume	—%	—%	—%	—%

Total Propane and Other	7%	2%	5%	2%

Total
Base Company Volume	(10)%	87%	(11)%	82%
Acquisitions Volume	6%	13%	12%	18%

Total	(4)%	100%	1%	100%

(1)	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

(2)	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008 and 2007.

          Sales of petroleum products decreased 4% and increased 1% in the three and nine months ended September 30, 2008 respectively compared to the same periods in 2007. The decrease in the three month period was due primarily to reduced consumption due to price-related conservation partially offset by sales from acquisitions made in 2007 and 2008. The increase in sales for the nine months ended September 30, 2008 was due primarily to sales from the acquisitions made in 2007 and 2008. This increase was partially offset by reduced consumption by customers due to fewer heating degree days and price induced conservation. This decrease was due to weather that was 10% warmer in the first nine months of 2008 in comparison to 2007 as measured by heating degree days.

	Weather Normalized Deliveries

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008

	% Change from same period in 2007	2008 Volumes as % of Total Volume	% Change from same period in 2007	2008 Volumes as % of Total Volume

Heating Oil
Base Company Volume(1)	(18)%	16%	(6)%	36%
Acquisitions Volume(2)	8%	5%	17%	13%

Total Heating Oil	(10)%	21%	11%	49%

Motor Fuels
Base Company Volume	(6)%	69%	(7)%	44%
Acquisitions Volume	6%	8%	9%	5%

Total Motor Fuels	—%	77%	2%	49%

Propane and Other
Base Company Volume	14%	2%	14%	2%
Acquisitions Volume	—%	—%	—%	—%

Total Propane and Other	14%	2%	14%	2%

Total
Base Company Volume	(8)%	87%	(6)%	82%
Acquisitions Volume	6%	13%	13%	18%

Total	(2)%	100%	7%	100%

(1)	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

(2)	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008 and 2007.

Revenues

Griffith Revenues
Increase (Decrease) from same period in 2007
(In Thousands)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Heating Oil
Base Company(1)	$2,207	$23,986
Acquisitions(2)	2,707	32,536

Total Heating Oil	$4,914	$56,522

Motor Fuels
Base Company	$17,602	$51,468
Acquisitions	5,114	18,374

Total Motor Fuels	$22,716	$69,842

Service Revenues
Base Company	$(225)	$(210)
Acquisitions	1,361	4,357

Total Service Revenues	$1,136	$4,147

Other
Propane	$305	$1,201
Weather-Hedging Contracts	—	938
Other	253	523

Total Other	$558	$2,662

Total Revenues	$29,324	$133,173

(1)	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

(2)	For the purposes of this chart, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2008 and 2007.

          Revenues, net of the effect of weather hedging contracts, increased in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. These increases were due largely to an increase in average selling price per gallon in the third quarter and first nine months of 2008 compared to the same period in 2007, which resulted primarily from higher wholesale prices for petroleum products. Additionally, revenues increased due to revenues related to the acquisitions made in 2007 and 2008.

Operating Expenses

          For the three months ended September 30, 2008, operating expenses increased $31 million, or 43%, from $72.5 million in 2007 to $103.5 million in 2008. The cost of petroleum products increased $27.8 million, or 51% due to an increase in the wholesale price of petroleum products.

          Other operating expenses increased $3.2 million for the quarter due primarily to an increase in the expenses associated with the increased sales volumes noted above, an increase in expenses associated with the increase in the cost of petroleum products, and an increase in the provision for uncollectible accounts.

          For the nine months ended September 30, 2008, operating expenses increased $137.4 million, or 52%, from $266.2 million in 2007 to $403.6 million in 2008. The cost of petroleum products increased $125.4 million, or 60% due to an increase in sales volume resulting primarily from acquisitions and an increase in the wholesale price of petroleum products.

          Other operating expenses increased $12 million year-to-date due primarily to an increase in the expenses associated with the increased sales volumes noted above, an increase in expenses associated with the increase in the cost of petroleum products, and an increase in the provision for uncollectible accounts.

Other Businesses and Investments

Revenues and Operating Expenses

          The operating results of Lyonsdale are consolidated in the Consolidated Financial Statements of CH Energy Group. Results for the three months ended September 30, 2008 compared to the same period in 2007 reflect an increase in operating revenues of $0.2 million and increased total operating expenses of $0.2 million with a net decrease in CH Energy Group’s net income of $46,000. Results for the nine months ended September 30, 2008 reflect an increase in operating revenues of $1.8 million and increased total operating expenses of $1.2 million. These results reflect a higher capacity factor at Lyonsdale during the first nine months of 2008 compared to the same period in 2007, resulting in a net increase in CH Energy Group’s net income of $0.4 million.

Other Income

          Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $0.3 million and $2.1 million for the three months ended and nine months ended September 30, 2008, respectively. This is primarily attributable to decreased interest and investment income as a result of the redeployment of capital from short-term investments to CH Energy Group’s subsidiaries. The lower interest and investment income reduced earnings by $0.4 million and $1.1 million for the three months and nine months ended September 30, 2008, respectively.

          Lower earnings of CH Energy Group’s Cornhusker Holdings investment also impacted the nine month period. Lower crush margins, the difference between the price of the feedstock inputs (corn) and the output (ethanol), was the primary reason for the decrease in Cornhusker Holdings earnings of $1.0 million for the nine months ended September 30, 2008.

Income Taxes

          Income taxes for CH Energy Group decreased $0.7 million in the third quarter of 2008 compared to the same period in 2007. The decrease in income taxes was primarily due to decreased pre-tax book earnings at Griffith and CH Energy Group’s other businesses and investments offset by slightly higher income taxes for Central Hudson. Income taxes for the nine months ended September 30, 2008 decreased $2.0 million from the same period in 2007 due primarily to a decrease in pre-tax book income for Griffith and CH Energy Group’s other businesses and investments offset by slightly higher income taxes for Central Hudson.

CRITICAL ACCOUNTING POLICIES

          Use of Estimates: Preparation of the consolidated Financial Statements in accordance with accounting principles generally accepted in The United States of America (“GAAP”) includes the use of estimates and assumptions by management that affect financial results. Actual results may differ from those estimated; however the methods used by CH Energy Group to prepare estimates have historically produced reliable results.

          Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), reserves for uncollectible accounts receivable, other operating reserves, unbilled revenues, and pension and other post-retirement benefits.

          Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties. For Central Hudson, these estimates are subject to change as the result of a future rate proceeding. Historical changes have not been material to the company’s financial results. For Griffith and Lyonsdale, any changes in estimates used for depreciation are not expected to have a material impact on CH Energy Group’s financial results. The amortization of CH Energy Group’s other intangible assets is discussed in detail below under the caption “Goodwill and Other Intangible Assets.”

          Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including special collection issues. The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims. Unbilled revenues are determined based on the estimated sales for bimonthly accounts that have not been billed by Central Hudson in the current month. The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained. Historical changes to these items have not been material to the company’s financial results.

          See Note 1 – “Summary of Significant Accounting Policies” under the caption “Use of Estimates” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report for additional discussion.

          Goodwill and Other Intangible Assets: The balances reflected on CH Energy Group’s Consolidated Balance Sheet at September 30, 2008, December 31, 2007, and September 30, 2007 for “Goodwill” and “Other intangible assets – net” relate to Griffith. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.

          As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, titled Goodwill and Other Intangible Assets (“SFAS 142”), both goodwill and intangible assets not subject to amortization are tested at least annually for impairment and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. In assessing whether an impairment exists the fair value of the reporting units is compared to the carrying amount of assets. Fair value of goodwill is estimated using a discounted cash flow measurement. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flows. In applying this methodology, reliance is placed on a number of factors, including actual operating results, future business plans, economic projections and market data. The carrying amount for goodwill was $67.6 million as of September 30, 2008, $63.4 million as of December 31, 2007, and $58.4 million as of September 30, 2007. Historical impairment tests have not resulted in the recognition of any impairment. However, if the operating cash flows of Griffith decline significantly in the future, the result could be recognition of a future goodwill impairment charge to operations and the amount could be material to CH Energy Group’s Consolidated Financial Statements.

          The most significant assumptions used in the discounted cash flow valuation regarding Griffith’s fair value in connection with goodwill valuations are: (1) detailed five year cash flow projections, (2) the risk adjusted discount rate, and (3) Griffith’s expected long-term growth rate, which approximates the growth rate imputed from the discrete period cash flow projections on key aspects of the business. The primary drivers of Griffith’s cash flow projections include sales volumes, margin rates and inflationary increases, particularly for labor. The risk adjusted discount rate represents Griffith’s weighted average cost of capital and is established based on (1) the 30 year risk-free rate, which is impacted by events external to Griffith, such as investor expectations regarding economic activity, (2) Griffith’s required rate of return on equity, and (3) the current after tax rate of return on debt. In valuing its goodwill for 2007, Griffith used an average risk adjusted discount rate of 9.9%. Had the risk-adjusted discount rate been 25 basis points higher, the aggregate estimated fair value of the reporting units would have decreased by $4.1 million, or 2.7%. In addition, Griffith used an average expected terminal growth rate of 1.5%. If the expected terminal growth rate was 25 basis points lower, the aggregate estimated fair value of the reporting units would have decreased by $2.9 million, or 1.9%. Had each year in Griffith’s five-year cash flow projections been lower by 1.0%, the aggregate estimated fair value of the reporting units would have decreased by $0.5 million, or 0.3%.

          Other intangible assets - net relate to Griffith and are comprised of customer relationships, trademarks and covenants not to compete. If events indicate that an impairment exists, these assets are tested for impairment by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

          In accordance with SFAS 142 intangible assets that have finite useful lives continue to be amortized over their useful lives. The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were initially used, annual amortization expense would increase by approximately $1.8 million. The estimated useful lives of trademarks range from five to fifteen years and are based upon management’s assessment of several variables such as brand recognition, management’s plan for the use of the trademark, and other factors which will affect the duration of the trademark’s life. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11 years, and 8.7 years, respectively. The weighted average amortization period for all amortizable intangible assets is 14.6 years. The estimated useful life of Griffith’s customer relationships is tested annually based on actual experience. The amortizable life of these assets has not changed since Griffith was acquired. Griffith will complete its annual impairment testing in the fourth quarter. Despite the unfavorable impact of oil price volatility and the weakening economy, Griffith’s management believes this is temporary and therefore does not anticipate this testing to result in impairment of its goodwill or other intangible assets.

          See Note 6 – “Goodwill and Other Intangible Assets” for additional discussion.

          Post-Employment Benefits: Central Hudson’s reported costs of providing non-contributory defined pension benefits as well as certain health care and the life insurance benefits for retired employees are dependent upon numerous factors resulting from actual plan experience and assumptions of future plan performance.

          The significant assumptions and estimates used to account for the Retirement Plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the pension plan and other post-retirement plan assets, health care cost trend rate, the rate of compensation increase, and the method of amortizing gains and losses.

          For 2007 the Projected Benefit Obligation (“PBO”) for Central Hudson’s Retirement Plan ($409 million) and its obligation for post-retirement health-care (“OPEB”) costs ($148 million) were determined using 6.2% and 6.4% discount rates, respectively. These rates were determined using the Citigroup Pension Discount Curve reflecting projected cash flows. A 0.25% change in the discount rate would affect the projection of the pension PBO by approximately $11.8 million and the OPEB obligation by approximately $4.6 million. Declines in the market value of the pension Trust Fund’s investment portfolio, which occurred from 2000 through 2002, and a reduction in the discount rate have resulted in a significant increase in pension and OPEB costs since 2001. Similar changes in the future could have similar results on these costs. The recent volatility in the financial markets has reduced the values of the Retirement Plan and the OPEB assets. Management believes that increasing discount rates will also reduce the present value of the plans’ liabilities. The net effect on the funded status of the plans may result in a reduction of the proportion of the plans liability that is currently funded. If future market conditions do not improve sufficiently to offset these changes, additional contributions will likely become necessary in 2009 under the terms of the Pension Protection Act. Management expects that such contributions will be incorporated in the rate making process over time. Central Hudson has investment policies for these plans which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility. Management cannot currently predict what impact the recent financial market volatility may have on the expected rate of return on plan assets or future funding decisions. A 0.25% change in the discount rate would impact the net periodic benefit cost by $1.3 million for the Retirement Plan and $0.5 million for OPEBs. In order to reduce the total costs of benefits, OPEB plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008. The discount rate sensitivity does not reflect recent plan design modifications, however, it should be noted that based on these modifications resulting from these negotiations, the estimated PBO for the OPEB plan has decreased from $148 million at December 31, 2007 to approximately $120 million.

          Central Hudson amortizes actuarial gains and losses related to these obligations over ten years in accordance with PSC-prescribed provisions.

          The expected long-term rate of return on Retirement Plan and OPEB assets is 8.0%, net of investment expense. In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on each plan’s target asset allocation. Central Hudson also considered expectations of value-added by active management, net of investment expenses. The actual annual return on Central Hudson’s Retirement Plan assets has ranged from 7.4% to 19.9% and from 4.1% to 18.7% on its OPEB assets over the last five years. A 25 basis point decrease in the expected long-term rate of return on Retirement Plan and OPEB assets would have the following impact: increase the net periodic benefit cost by $0.9 million for the pension plan and $0.2 million for OPEBs. The expected long-term rate of return is reviewed annually in the fourth quarter and updated if the determinants have changed. The current market conditions will be considered in the next valuation, which will occur as of December 31, 2008.

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

          In accordance with the terms of the 2006 Order, Central Hudson is authorized to defer any differences between rate allowances and actual costs for both its Retirement and OPEB plans.

          See Note 10 – “Post-Employment Benefits” for additional discussion.

          Accounting for Derivatives: CH Energy Group and its subsidiaries use derivatives to manage their commodity and financial market risks; they do not enter into derivative instruments for speculative purposes. As a result of deferrals under Central Hudson’s regulatory mechanisms and offsetting changes of commodity prices for both Central Hudson and Griffith, derivatives that CH Energy Group and Central Hudson enter into do not materially impact earnings.

          All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value. For discussions relating to market risk and derivative instruments, see Item 7A – “Quantitative and Qualitative disclosure About Market Risk” and Note 14 – “Accounting for Derivative Instruments and Hedging Activities” of the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          See Note 14 – “Accounting for Derivative Instruments and Hedging Activities” of this Form 10-Q for additional discussion.

COMMON STOCK DIVIDENDS

          CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings. More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis. Central Hudson’s dividend would be reduced below 100% of its annual average income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates. Central Hudson is currently rated “A” or the equivalent. As of September 30, 2008, the amount of Central Hudson’s retained earnings that were free of restrictions was $30.2 million. CH Energy Group’s other subsidiaries do not have restrictions on their ability to pay dividends.

          Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group’s dividend payments. On September 30, 2008, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable November 3, 2008, to shareholders of record as of October 10, 2008.

          On October 2, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable November 1, 2007, to shareholders of record as of October 12, 2007. Although this dividend was declared at the beginning of the fourth quarter, it represented the third quarter 2007 dividend declaration.

OTHER MATTERS

          Changes in Accounting Standards: See Note 1 – “Summary of Significant Accounting Policies” and Note 3 – “New Accounting Standards and Other FASB Projects” for discussion of relevant changes, which discussion is incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

          Statements included in this Quarterly Report on Form 10-Q and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions. Forward-looking statements including, without limitation, those relating to CH Energy Group’s and Central Hudson’s future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements. Those factors include, but are not limited to: deviations from normal seasonal weather and storm activity; fuel prices; corn and ethanol prices; plant capacity factors; energy supply and demand; interest rates; potential future acquisitions; legislative, regulatory, and competitive developments; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. CH Energy Group and Central Hudson undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

          Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk. 2008 has been a challenging year in the financial markets with extraordinary volatility of commodity prices and interest rates. The practices employed by CH Energy Group and Central Hudson to mitigate these risks discussed in the Corporations’ 10-K Annual Report continue to operate effectively. For related discussion on this activity, see, in the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, Note 14 – “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subcaption “Capital Resources and Liquidity,” and Note 9 – Long-Term Debt, and Item 7A – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subcaption “Financing Program” of this form 10-Q.

ITEM 4 –	CONTROLS AND PROCEDURES

          The Chief Executive Officer and Chief Financial Officer of CH Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on the evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporations’ controls and procedures are effective.

          There were no changes to the Corporations’ internal control over financial reporting that occurred during the Corporations’ last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporations’ internal control over financial reporting.

          PART II – OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS

          For information about developments regarding certain legal proceedings, see Item 3 (“Legal Proceedings”) of the Corporations’ 10-K Annual Report, and Note 12 – “Commitments and Contingencies” of that 10-K and/or Note 12 – “Commitments and Contingencies” of this 10-Q.

Central Hudson:

Former Manufactured Gas Plant Facilities Little Britain Road Newburgh Consolidated Iron Works Asbestos Litigation

CHEC:

          Griffith’s remediation efforts at its Kable Oil bulk plant.

ITEM 1A -	RISK FACTORS

          For a discussion identifying risk factors that could cause actual results to differ materially from those anticipated, see the discussion under “Item 1A – Risk Factors” of the Corporations’ 10-K Annual Report.

The Profitability of CHEC’s Investments in Ethanol Projects May Be Adversely Impacted by Commodity Price Changes or the Lack of Capital Available to Project Developers to Complete New Projects

          Description and Sources of Risk:

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

o

Imbalances in the supply of and demand for corn. This could be caused by, among other things (1) drought, flood or other acts of nature, (2) changes in agricultural markets, technology or regulations, (3) increased construction of new ethanol production facilities or (4) governmental actions that discourage raising corn for use in ethanol production (such as providing tax credits for corn grown for human consumption).

o	Volatility in domestic and/or foreign markets may result in increased corn prices and/or lower ethanol prices.

Potential Impacts: Prolonged increases in corn prices and/or decreases in ethanol prices could have a material adverse impact on the earnings of Cornhusker Holdings, which could lead to an impairment of CHEC’s investment.

Additionally, prolonged increases in corn prices and/or decreases in ethanol prices could reduce cash flows of Cornhusker Energy Lexington, LLC which, in turn, could lead to loan defaults. Loan defaults could adversely impact CHEC’s level of investments, cash flows or future earnings.

ITEM 6 -	EXHIBITS

          Incorporated herein by reference to the Exhibit Index for this 10-Q Quarterly Report, which is located immediately after the signature pages to this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CH ENERGY GROUP, INC.
(Registrant)

	By:	/s/ Kimberly J. Wright

Kimberly J. Wright
Vice President - Accounting and Controller

CENTRAL HUDSON GAS & ELECTRIC
CORPORATION
(Co-Registrant)

	By:	/s/ Kimberly J. Wright

Kimberly J. Wright
Controller

Dated: November 4, 2008

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