Form 10-Q
period 2009-06-30
CH ENERGY GROUP INC; CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2009-08-04
CIK 1061393, 18647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ☒      No  ☐

Indicate by check mark CH Energy Group, Inc. has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐      No  ☐

Indicate by check mark Central Hudson Gas & Electric Corporation has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐      No  ☐

Indicate by check mark whether CH Energy Group, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☒

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

Non-Accelerated Filer ☒   Smaller Reporting Company ☐

Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐      No  ☒

Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐      No  ☒

As of the close of business on July 31, 2009, (i) CH Energy Group, Inc. had outstanding 15,790,053 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION	PAGE

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

CH ENERGY GROUP, INC.

Consolidated Statement of Income –
Three Months Ended June 30, 2009 and 2008	6
Six Months Ended June 30, 2009 and 2008	7

Consolidated Statement of Comprehensive Income –
Three Months Ended June 30, 2009 and 2008	8
Six Months Ended June 30, 2009 and 2008	8

Consolidated Statement of Cash Flows –
Six Months Ended June 30, 2009 and 2008	9

Consolidated Balance Sheet –
June 30, 2009, December 31, 2008 and June 30, 2008	10

Consolidated Statement of Changes In Equity –
Six Months Ended June 30, 2009 and 2008	12

CENTRAL HUDSON GAS & ELECTRIC CORPORATION

Statement of Income –
Three Months Ended June 30, 2009 and 2008	13
Six Months Ended June 30, 2009 and 2008	14

Statement of Comprehensive Income –
Three Months Ended June 30, 2009 and 2008	15
Six Months Ended June 30, 2009 and 2008	15

Statement of Cash Flows –
Six Months Ended June 30, 2009 and 2008	16

Balance Sheet –
June 30, 2009, December 31, 2008 and June 30, 2008	17

Statement of Changes In Equity –
Six Months Ended June 30, 2009 and 2008	19

Notes to Financial Statements	20

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended
	June 30,
	2009	2008
Operating Revenues
Electric	$108,597	$145,844
Natural gas	31,056	44,275
Competitive business subsidiaries:
Petroleum Products	50,451	99,796
Other	10,126	23,737
Total Operating Revenues	200,230	313,652
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	51,884	90,441
Purchased natural gas	19,301	31,465
Purchased petroleum	40,669	102,122
Other expenses of operation - regulated activities	44,390	41,254
Other expenses of operation - competitive business subsidiaries	20,443	21,540
Depreciation and amortization	10,122	9,549
Taxes, other than income tax	9,595	9,327
Total Operating Expenses	196,404	305,698
Operating Income	3,826	7,954
Other Income and Deductions
(Loss) income from unconsolidated affiliates	(153)	66
Interest on regulatory assets and investment income	2,350	1,792
Other - net	(1,652)	(559)
Total Other Income	545	1,299
Interest Charges
Interest on long-term debt	4,568	5,049
Interest on regulatory liabilities and other interest	1,883	1,343
Total Interest Charges	6,451	6,392
(Loss) income before income taxes, non-controlling interest and preferred dividends of subsidiary	(2,080)	2,861
Income Taxes	(708)	972
Net (Loss) Income	(1,372)	1,889
Net (loss) income attributable to non-controlling interest:
Non-controlling interest in subsidiary	(157)	(23)
Dividends declared on Preferred Stock of subsidiary	242	242
Net (loss) income attributable to CH Energy Group	(1,457)	1,670
Dividends declared on Common Stock	8,526	8,523
Change in Retained Earnings	$(9,983)	$(6,853)
Common Stock:
Average shares outstanding
Basic	15,774	15,768
Diluted	15,826	15,812
Amounts attributable to CH Energy Group common shareholders
Earnings per share
Basic	$(0.09)	$0.11
Diluted	$(0.09)	$0.11
Dividends Declared Per Share	$0.54	$0.54

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Six Months Ended
	June 30,
	2009	2008
Operating Revenues
Electric	$265,350	$289,658
Natural gas	121,179	120,494
Competitive business subsidiaries:
Petroleum Products	171,030	272,476
Other	21,145	40,816
Total Operating Revenues	578,704	723,444
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	143,635	174,775
Purchased natural gas	84,126	84,603
Purchased petroleum	126,940	252,980
Other expenses of operation - regulated activities	90,710	84,167
Other expenses of operation - competitive business subsidiaries	44,630	45,207
Depreciation and amortization	20,285	19,009
Taxes, other than income tax	19,738	18,790
Total Operating Expenses	530,064	679,531
Operating Income	48,640	43,913
Other Income and Deductions
Income from unconsolidated affiliates	77	335
Interest on regulatory assets and investment income	3,466	3,065
Reserve for note receivable	(1,299)	-
Other - net	(2,361)	(118)
Total Other Income	(117)	3,282
Interest Charges
Interest on long-term debt	9,348	10,138
Interest on regulatory liabilities and other interest	3,391	2,631
Total Interest Charges	12,739	12,769
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	35,784	34,426
Income Taxes	13,825	12,909
Net Income	21,959	21,517
Net (loss) income attributable to non-controlling interest:
Non-controlling interest in subsidiary	(190)	61
Dividends declared on Preferred Stock of subsidiary	485	485
Net income attributable to CH Energy Group	21,664	20,971
Dividends declared on Common Stock	17,050	17,041
Change in Retained Earnings	$4,614	$3,930
Common Stock:
Average shares outstanding
Basic	15,773	15,765
Diluted	15,825	15,809
Amounts attributable to CH Energy Group common shareholders
Earnings per share
Basic	$1.37	$1.33
Diluted	$1.37	$1.33
Dividends Declared Per Share	$1.08	$1.08

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2009	2008
Net (loss) Income	$(1,372)	$1,889

Other Comprehensive Income:

Fair value of cash flow hedges - FAS 133:
Unrealized gains - net of tax of ($38) and ($273)	57	410
Reclassification for gains realized in net income - net of tax of $0 and $340	-	(511)
Net unrealized losses on investments held by equity method investees - net of tax of $0 and ($33)	-	50
Other comprehensive income (loss)	57	(51)
Comprehensive (loss) Income	(1,315)	1,838
Comprehensive income attributable to non-controlling interest	85	219
Comprehensive (loss) income attributable to CH Energy Group	$(1,400)	$1,619

	Six Months Ended
	June 30,
	2009	2008
Net Income	$21,959	$21,517

Other Comprehensive Income:

Fair value of cash flow hedges - FAS 133:
Unrealized gains - net of tax of ($39) and ($455)	58	682
Reclassification for gains realized in net income -net of tax of $0 and $806	-	(1,208)
Net unrealized losses on investments held by equity method investees - net of tax of $0 and $153	-	(230)
Other comprehensive income (loss)	58	(756)
Comprehensive Income	22,017	20,761
Comprehensive income attributable to non-controlling interest	295	546
Comprehensive income attributable to CH Energy Group	$21,722	$20,215

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities:
Net income	$21,959	$21,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,678	16,563
Amortization	2,607	2,446
Deferred income taxes - net	(11,916)	13,434
Provision for uncollectibles	8,216	4,596
Distributed equity in earnings of unconsolidated affiliates	550	488
Pension expense	6,352	6,565
Other post-employment benefits ("OPEB") expense	5,056	5,226
Regulatory liability - rate moderation	-	(5,900)
Regulatory asset amortization	2,812	2,765
Gain on sale of property and plant	(39)	(27)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	34,596	4,153
Fuel, materials and supplies	8,695	2,148
Special deposits and prepayments	(860)	4,110
Prepaid income taxes	-	(9,828)
Accounts payable	(16,323)	6,954
Accrued income taxes and interest	19,094	(997)
Customer advances	(7,639)	(12,544)
Pension plan contribution	(6,850)	(12,762)
OPEB contribution	-	(4,200)
Regulatory asset - Manufactured gas plant ("MGP") site remediations	(1,970)	(789)
Deferred natural gas and electric costs	30,912	(8,790)
Customer benefit fund	(9)	(366)
Other - net	4,157	931
Net cash provided by operating activities	117,078	35,693
Investing Activities:
Proceeds from sale of short-term investments	-	3,545
Proceeds from sale of property and plant	189	45
Additions to utility and other property and plant	(66,162)	(39,545)
Acquisitions made by competitive business subsidiaries	-	(9,259)
Other - net	(2,676)	712
Net cash used in investing activities	(68,649)	(44,502)
Financing Activities:
Redemption of long-term debt	(20,000)	-
Proceeds from issuance of long-term debt	50,000	-
(Repayments) borrowings of short-term debt - net	(35,500)	33,500
Dividends paid on Preferred Stock of subsidiary	(485)	(485)
Dividends paid on Common Stock	(17,046)	(17,036)
Debt issuance costs	(116)	(7)
Net cash (used in) provided by financing activities	(23,147)	15,972
Net Change in Cash and Cash Equivalents	25,282	7,163
Cash and Cash Equivalents at Beginning of Period	19,825	11,313
Cash and Cash Equivalents at End of Period	$45,107	$18,476
Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,172	$11,447
Federal and state income tax paid	$7,039	$9,852
Additions to plant included in liabilities	$5,113	$12,523

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008
ASSETS
Utility Plant
Electric	888,772	862,465	832,509
Natural gas	274,251	263,874	257,348
Common	137,619	135,732	117,247
	1,300,642	1,262,071	1,207,104
Less: Accumulated depreciation	379,502	369,925	362,363
	921,140	892,146	844,741
Construction work in progress	57,358	53,778	70,346
Net Utility Plant	978,498	945,924	915,087
Non-Utility Property & Plant
Griffith non-utility property & plant	42,724	42,691	41,351
Other non-utility property & plant	20,534	15,345	13,775
	63,258	58,036	55,126
Less: Accumulated depreciation - Griffith	24,786	23,398	22,046
Less: Accumulated depreciation - other	2,634	2,212	1,788
Net Non-Utility Property & Plant	35,838	32,426	31,292
Current Assets
Cash and cash equivalents	45,107	19,825	18,476
Accounts receivable from customers - net of allowance for doubtful accounts; $9.1 million, $8.8 million and $5.6 million, respectively	94,872	131,727	134,288
Accrued unbilled utility revenues	8,542	12,657	7,372
Other receivables	7,371	7,914	7,288
Fuel, materials and supplies	27,890	36,585	31,580
Regulatory assets	35,510	60,502	46,090
Prepaid income tax	-	-	9,828
Fair value of derivative instruments	-	-	9,997
Special deposits and prepayments	22,255	21,344	24,014
Accumulated deferred income tax	21,851	7,498	1,088
Total Current Assets	263,398	298,052	290,021
Deferred Charges and Other Assets
Regulatory assets - pension plan	181,083	197,934	44,078
Regulatory assets - OPEB	7,682	4,257	-
Regulatory assets - other	93,922	109,743	103,816
Goodwill	67,455	67,455	67,559
Other intangible assets - net	34,045	36,129	38,065
Unamortized debt expense	4,937	5,009	4,161
Investments in unconsolidated affiliates	8,834	9,711	10,799
Other investments	9,559	7,815	9,797
Other	15,242	15,728	14,628
Total Deferred Charges and Other Assets	422,759	453,781	292,903
Total Assets	1,700,493	1,730,183	1,529,303

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT’D) (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 15,789,759 shares, 15,783,083 shares, and 15,782,774 shares outstanding, respectively	1,686	1,686	1,686
Paid-in capital	350,851	350,873	350,783
Retained earnings	221,248	216,634	219,569
Treasury stock - 1,072,328 shares, 1,079,004 shares, and 1,079,313 shares, respectively	(45,059)	(45,386)	(45,397)
Accumulated other comprehensive income	113	55	417
Capital stock expense	(328)	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	528,511	523,534	526,730
Non-controlling interest in subsidiary	1,258	1,448	1,406
Total Equity	529,769	524,982	528,136
Preferred Stock of subsidiary	21,027	21,027	21,027
Long-term debt	463,896	413,894	383,892
Total Capitalization	1,014,692	959,903	933,055
Current Liabilities
Current maturities of long-term debt	-	20,000	20,000
Notes payable	-	35,500	76,000
Accounts payable	36,621	52,824	50,448
Accrued interest	6,080	5,899	5,964
Dividends payable	8,769	8,765	8,765
Accrued vacation and payroll	7,528	6,628	8,080
Customer advances	22,803	30,442	10,501
Customer deposits	8,446	8,445	8,328
Regulatory liabilities	30,575	4,275	11,225
Fair value of derivative instruments	14,177	15,759	-
Accrued environmental remediation costs	8,950	5,757	7,075
Accrued income taxes	19,354	441	-
Deferred revenues	6,642	8,827	6,528
Accumulated deferred income tax	-	-	4,173
Other	15,258	27,974	23,019
Total Current Liabilities	185,203	231,536	240,106
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	-	-	13,412
Regulatory liabilities - other	86,112	130,893	119,416
Operating reserves	4,620	5,155	5,222
Accrued environmental remediation costs	17,564	21,796	23,393
Accrued OPEB costs	54,298	52,645	29,470
Accrued pension costs	161,712	161,674	6
Other	12,104	12,478	12,389
Total Deferred Credits and Other Liabilities	336,410	384,641	203,308
Accumulated Deferred Income Tax	164,188	154,103	152,834
Commitments and Contingencies
Total Capitalization and Liabilities	1,700,493	1,730,183	1,529,303

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, except share and per share amounts)

	CH Energy Group Common Shareholders
	Common Stock $0.10 par value; 30,000,000 shares authorized		Treasury Stock		Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
	Shares Issued	Amount	Shares Repurchased	Amount
Balance at January 1, 2008	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230	$(328)	$215,639	$1,173	$1,345	$524,493
Comprehensive income:
Net income							20,971		61	21,032
Change in fair value:
Derivative instruments								682		682
Investments								(1,208)		(1,208)
Reclassification adjustments for losses recognized in net income								(230)		(230)
Dividends declared on common stock ($2.16 per share)							(17,041)			(17,041)
Treasury shares issued			20,774	855	(447)					408
Balance at June 30, 2008	16,862,087	$1,686	(1,079,313)	$(45,397)	$350,783	$(328)	$219,569	$417	$1,406	$528,136

Balance at January 1, 2009	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,873	$(328)	$216,634	$55	$1,448	$524,982
Comprehensive income:
Net income							21,664		(190)	21,474
Change in fair value:
Derivative instruments								58		58
Investments										-
Reclassification adjustments for losses recognized in net income										-
Dividends declared on common stock ($2.16 per share)							(17,050)			(17,050)
Treasury shares issued			6,676	327	(22)					305
Balance at June 30, 2009	16,862,087	$1,686	(1,072,328)	$(45,059)	$350,851	$(328)	$221,248	$113	$1,258	$529,769

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2009	2008
Operating Revenues
Electric	$108,597	$145,844
Natural gas	31,056	44,275
Total Operating Revenues	139,653	190,119

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	51,242	89,138
Purchased natural gas	19,301	31,465
Other expenses of operation	44,390	41,254
Depreciation and amortization	7,989	7,450
Taxes, other than income tax	9,363	9,132
Total Operating Expenses	132,285	178,439

Operating Income	7,368	11,680

Other Income and Deductions
Interest on regulatory assets and other interest income	1,866	1,436
Other - net	(1,202)	(158)
Total Other Income	664	1,278

Interest Charges
Interest on other long-term debt	4,568	5,049
Interest on regulatory liabilities and other interest	1,323	1,114
Total Interest Charges	5,891	6,163

Income Before Income Taxes	2,141	6,795

Income Taxes	924	2,604

Net Income	1,217	4,191

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$975	$3,949

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating Revenues
Electric	$265,350	$289,658
Natural gas	121,179	120,494
Total Operating Revenues	386,529	410,152

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	141,765	171,744
Purchased natural gas	84,126	84,603
Other expenses of operation	90,711	84,167
Depreciation and amortization	15,998	14,814
Taxes, other than income tax	19,330	18,434
Total Operating Expenses	351,930	373,762

Operating Income	34,599	36,390

Other Income and Deductions
Interest on regulatory assets and other interest income	2,611	2,328
Other - net	(1,561)	438
Total Other Income	1,050	2,766

Interest Charges
Interest on other long-term debt	9,348	10,138
Interest on regulatory liabilities and other interest	2,761	2,214
Total Interest Charges	12,109	12,352

Income Before Income Taxes	23,540	26,804

Income Taxes	9,729	10,866

Net Income	13,811	15,938

Dividends Declared on Cumulative Preferred Stock	485	485

Income Available for Common Stock	$13,326	$15,453

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2009	2008
Net Income	$1,217	$4,191
Other Comprehensive Income	-	-
Comprehensive Income	$1,217	$4,191

	Six Months Ended
	June 30,
	2009	2008
Net Income	$13,811	$15,938
Other Comprehensive Income	-	-
Comprehensive Income	$13,811	$15,938

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities:
Net Income	$13,811	$15,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,470	14,410
Amortization	528	404
Deferred income taxes - net	(13,394)	11,450
Provision for uncollectibles	5,122	3,059
Pension expense	6,352	6,565
OPEB expense	5,056	5,226
Regulatory liability - rate moderation	-	(5,900)
Regulatory asset amortization	2,812	2,765
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	20,599	10,198
Fuel, materials and supplies	7,946	(212)
Special deposits and prepayments	1,261	5,375
Prepaid income taxes	-	(5,904)
Accounts payable	(12,702)	11,660
Accrued income taxes and interest	15,974	(3,506)
Customer advances	(2,985)	(9,179)
Pension plan contribution	(6,850)	(12,762)
OPEB contribution	-	(4,200)
Regulatory asset - MGP site remediations	(1,970)	(789)
Deferred natural gas and electric costs	30,912	(8,790)
Customer benefit fund	(9)	(366)
Other - net	5,114	572
Net cash provided by operating activities	93,047	36,014
Investing Activities:
Additions to utility plant	(60,389)	(37,730)
Other - net	(2,941)	(1,093)
Net cash used in investing activities	(63,330)	(38,823)
Financing Activities:
Redemption of long-term debt	(20,000)	-
(Repayments) borrowings of short-term debt - net	(25,500)	4,500
Additional paid-in capital	25,000	-
Dividends paid on cumulative Preferred Stock	(485)	(485)
Debt issuance costs	(118)	(7)
Net cash (used in) provided by financing activities	(21,103)	4,008
Net Change in Cash and Cash Equivalents	8,614	1,199
Cash and Cash Equivalents - Beginning of Period	2,455	3,592
Cash and Cash Equivalents - End of Period	$11,069	$4,791
Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,064	$10,955
Federal and state income tax paid	$7,417	$8,642
Plant additions in liabilities	$5,113	$12,523

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008

ASSETS
Utility Plant
Electric	$888,772	$862,465	$832,509
Natural gas	274,251	263,874	257,348
Common	137,619	135,732	117,247
	1,300,642	1,262,071	1,207,104
Less: Accumulated depreciation	379,502	369,925	362,363
	921,140	892,146	844,741
Construction work in progress	57,358	53,778	70,346
Net Utility Plant	978,498	945,924	915,087

Non-Utility Property and Plant	441	445	445
Less: Accumulated depreciation	31	32	31
Net Non-Utility Property and Plant	410	413	414

Current Assets
Cash and cash equivalents	11,069	2,455	4,791
Accounts receivable from customers - net of allowance for doubtful accounts; $5.1 million, $4.0 million and $3.2 million, respectively	64,420	85,352	71,834
Accrued unbilled utility revenues	8,542	12,657	7,372
Other receivables	2,774	3,447	3,681
Fuel, materials and supplies - at average cost	23,169	31,115	24,482
Regulatory assets	35,510	60,502	46,090
Prepaid income tax	-	-	5,904
Fair value of derivative instruments	-	-	9,656
Special deposits and prepayments	17,363	18,573	19,122
Accumulated deferred income tax	19,033	4,685	-
Total Current Assets	181,880	218,786	192,932

Deferred Charges and Other Assets
Regulatory assets - pension plan	181,083	197,934	44,078
Regulatory assets - OPEB	7,682	4,257	-
Regulatory assets - other	93,922	109,743	103,816
Unamortized debt expense	4,937	5,009	4,161
Other investments	9,374	7,697	9,719
Other	2,148	2,433	2,854
Total Deferred Charges and Other Assets	299,146	327,073	164,628
Total Assets	$1,459,934	$1,492,196	$1,273,061

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	199,980	174,980	174,980
Retained earnings	132,270	118,944	108,129
Capital stock expense	(4,961)	(4,961)	(4,961)
Total Equity	411,600	373,274	362,459

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	413,896	413,894	383,892
Total Capitalization	846,523	808,195	767,378
Current Liabilities
Current maturities of long-term debt	-	20,000	20,000
Notes payable	-	25,500	47,000
Accounts payable	30,332	42,913	40,045
Accrued interest	5,559	5,895	5,910
Dividends payable - Preferred Stock	242	242	242
Accrued vacation and payroll	4,694	4,896	5,330
Customer advances	6,589	9,574	1,663
Customer deposits	8,332	8,317	8,188
Regulatory liabilities	30,575	4,275	11,225
Fair value of derivative instruments	14,274	15,759	-
Accrued environmental remediation costs	8,819	5,563	6,838
Accrued income taxes	16,397	87	-
Accumulated deferred income tax	-	-	4,173
Other	7,406	21,284	15,696
Total Current Liabilities	133,219	164,305	166,310
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	-	-	13,412
Regulatory liabilities - other	86,112	130,893	119,416
Operating reserves	3,629	3,898	4,214
Accrued environmental remediation costs	16,383	20,621	22,148
Accrued OPEB costs	54,298	52,645	29,470
Accrued pension costs	161,712	161,674	6
Other	11,421	11,891	11,843
Total Deferred Credits and Other Liabilities	333,555	381,622	200,509

Accumulated Deferred Income Tax	146,637	138,074	138,864
Commitments and Contingencies
Total Capitalization and Liabilities	$1,459,934	$1,492,196	$1,273,061

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, except share and per share amounts)

	Central Hudson Common Shareholders
	Common Stock $5.00 par value; 30,000,000 shares authorized		Treasury Stock		Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
	Shares Issued	Amount	Shares Repurchased	Amount
Balance at January 1, 2008	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$92,676	$-	$347,006
Net income							15,453		15,453
Balance at June 30, 2008	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$108,129	$-	$362,459

Balance at January 1, 2009	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$118,944	$-	$373,274
Net income							13,326		13,326
Additional Paid-In Capital					25,000				25,000
Balance at June 30, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$132,270	$-	$411,600

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”).  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”). Operating results of CHEC include its wholly owned subsidiaries, Griffith Energy Services, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”), CH-Greentree, LLC (“CH-Greentree”), and CH-Lyonsdale, LLC (“CH-Lyonsdale”), and its majority owned subsidiary Lyonsdale Biomass, LLC (“Lyonsdale”). CHEC’s operating results are consolidated in the Consolidated Financial Statements of CH Energy Group. The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale.  Inter-company balances and transactions have been eliminated in consolidation.

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”).  For additional information regarding regulatory accounting see Note 2 – “Regulatory Matters”.

Unaudited Financial Statements

The accompanying Consolidated Financial Statements of CH Energy Group and Financial Statements of Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  These condensed, unaudited, quarterly Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Financial Statements and, accordingly, should be read in conjunction with the audited Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2008 (the “Corporations’ 10-K Annual Report”).

CH Energy Group’s and Central Hudson’s balance sheets as of June 30, 2008 are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

Reclassification

Certain amounts in the 2008 Financial Statements have been reclassified to conform to the 2009 presentation.

Effective January 1, 2009, Central Hudson adopted SFAS No. 160 – Noncontrolling Interest in Consolidated Financial Statements.  In accordance with this standard, CH Energy Group modified the presentation of minority interest or non-controlling interest in the prior periods presented for CH Energy Group’s Consolidated Statement of Income, Consolidated Statement of Cash Flow and Consolidated Balance Sheet.  For more information, see Note 3 – “New Accounting Standards and Other FASB Projects”.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows and the Balance Sheet, CH Energy Group and Central Hudson consider temporary cash investments with a maturity (when purchased) of three months or less, to be cash equivalents.

Revenue Recognition

CH Energy Group’s deferred revenue balances as of June 30, 2009, December 31, 2008 and June 30, 2008 were $6.6 million, $8.8 million and $6.5 million, respectively.  The deferred revenue balance will be recognized in competitive business subsidiaries’ operating revenues over the 12-month term of the respective customer contract.

As required by the New York State Public Service Commission (“PSC”), Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials and Supplies

Fuel, materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method
Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group
	June 30,	December 31,	June 30,
	2009	2008	2008
Natural gas	$13,124	$22,684	$16,285
Petroleum products and propane	1,938	2,782	4,821
Fuel used in electric generation	751	586	717
Materials and supplies	12,077	10,533	9,757
Total	$27,890	$36,585	$31,580

Central Hudson
	June 30,	December 31,	June 30,
	2009	2008	2008
Natural gas	$13,124	$22,684	$16,285
Petroleum products and propane	531	550	539
Fuel used in electric generation	334	343	350
Materials and supplies	9,180	7,538	7,308
Total	$23,169	$31,115	$24,482

Depreciation and Amortization

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

SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with SFAS 143, Central Hudson has classified $48.0 million, $47.6 million, and $49.6 million of net cost of removal as regulatory liabilities as of June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

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

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group’s common stock (“Common Stock”), earnings for CH Energy Group are reduced by the preferred stock dividends of Central Hudson.  The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 51,974 shares and 43,728 shares for the three months ended June 30, 2009 and 2008, respectively. The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 52,497 shares and 43,734 shares for the six months ended June 30, 2009 and 2008, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented.  Excluded from the calculation were options for 18,420 shares for the three and six months ended June 30, 2009, and 39,980 shares for the three and six months ended June 30, 2008.  For additional information regarding stock options and performance shares, see Note 11 – “Equity-Based Compensation.”

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

The guarantees described above have been issued to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges.  At June 30, 2009, the aggregate amount of subsidiary obligations covered by these guarantees was $3.4 million.  Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

Other Guarantees

Central Hudson had a reimbursement obligation with respect to a $6.8 million standby letter of credit issued by a financial institution to support a real estate transaction that closed in June 2009.  No premium was received or is receivable by Central Hudson in connection with this letter of credit.  This uncollateralized letter of credit was issued February 29, 2008 and expired upon the closing of the real estate transaction.

Product Warranties

Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranties.  CH Energy Group’s approximate aggregate potential liability for product warranties at June 30, 2009, December 31, 2008 and June 30, 2008 was not material.  CH Energy Group’s liabilities for these product warranties were determined by accruing the present value of future estimated warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

FASB Interpretation Number (FIN) 46R – Consolidation of Variable Interest Entities

CH Energy Group and its subsidiaries do not have any interests in special purpose entities and do not have material affiliations with any variable interest entities that require consolidation under the provisions of FIN 46R.

Common Stock Dividends

CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of June 30, 2009, Central Hudson would be able to pay a maximum of $27.0 million in dividends to CH Energy Group without violating the restrictions by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  Central Hudson’s current senior unsecured debt rating/outlook is A/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and A2/negative by Moody’s Investors Service (“Moody’s”).1  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

_______________________________
1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

On May 21, 2009, the Board of Directors of CH Energy Group declared a quarterly dividend of $ 0.54 per share, payable August 3, 2009, to shareholders of record as of July 10, 2009.

NOTE 2 – REGULATORY MATTERS

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	June 30,		December 31,	June 30,
	2009		2008	2008
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$16,682		$41,931	$38,268
FAS 133 - deferred unrealized losses	14,274		15,759	-
Residual natural gas deferred balances	4,554		2,812	4,346
FAS 109 - income taxes	-		-	3,476
	35,510		60,502	46,090
Long-term:
Deferred pension costs	181,083	(1)	197,934	44,078
Carrying charges - pension reserve	-	(1)	10,642	8,549
Deferred costs - MGP site remediation	25,202	(1)	30,397	31,077
Deferred OPEB costs (Note 10)	7,682	(1)	4,257	-
Deferred debt expense on re-acquired debt	5,146		5,442	5,737
Residual natural gas deferred balances	21,972		22,825	22,663
Income taxes recoverable through future rates	33,835		26,874	25,888
Storm costs	-	(1)	3,085	-
Other	7,767	(1)	10,478	9,902
	282,687		311,934	147,894
Total Regulatory Assets	$318,197		$372,436	$193,984

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$20,000		$-	$-
Gas costs deferred - GSC	5,663		-	-
Income taxes refundable through future rates	4,912		4,275	1,569
FAS 133 - deferred unrealized gains	-		-	9,656
	30,575		4,275	11,225
Long-term:
Customer benefit fund	4,067	(1)	4,266	4,500
Deferred cost of removal	48,026		47,630	49,590
Excess electric depreciation reserve	9,691		32,313	32,401
Income taxes refundable through future rates	18,472		19,756	15,348
Deferred OPEB costs	-	(1)	-	13,412
Carrying charges - OPEB reserve	-	(1)	5,633	4,104
Other	5,856	(1)	21,295	13,473
	86,112		130,893	132,828
Total Regulatory Liabilities	$116,687		$135,168	$144,053

Net Regulatory Assets	$201,510		$237,268	$49,931

(1)
Included in the 2009 Rate Order, Central Hudson is authorized to offset all or a portion of certain regulatory assets and liabilities, including full offset of Carrying charge - OPEB reserve, Carrying charge - pension reserve and Storm costs.

NOTE 3 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

New accounting standards are summarized below, and explanations of the underlying information for all standards (except those not currently applicable to CH Energy Group and its subsidiaries) follow the chart.

Impact(1)	Status	Category	Reference	Title	Issued Date	Effective Date
1	Under Assessment	Variable Interest Entities	SFAS No. 167	Amendments to FIN 46(R)	Jun-09	Jan-10
1	Under Assessment	Postretirement Benefit Plan Assets	FSP No. FAS 132(R)-1	Employers' Disclosures about Postretirement Benefit Plan Assets	Dec-08	Dec-09
1	Under Assessment	GAAP Hierarchy	SFAS No. 168	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of SFAS No. 162	Jun-09	Sep-09
2	Implemented	Subsequent Events	SFAS No. 165	Subsequent Events	May-09	Jun-09
2	Implemented	GAAP Hierarchy	SFAS No. 162	The Hierarchy of Generally Accepted Accounting Principles	May-08	Jan-09
2	Implemented	Business Combinations	FSP No. FAS 141(R)-1	Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies	Apr-09	Jan-09
2	Implemented	Fair Value Measurement	FSP No. FAS 157-4	Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly	Apr-09	Jun-09
2	Implemented	Other-Than-Temporary-Investments	FSP No. FAS 115-2 and FAS 124-2	Recognition and Presentation of Other-Than-Temporary Impairments	Apr-09	Jun-09
2	Implemented	Financial Instruments	FSP No. FAS 107-1 and APB 28-1	Interim Disclosures about Fair Value of Financial Instruments	Apr-09	Jun-09
2	Implemented	Equity Method Investments	EITF Issue No. 08-6	Equity Method Investment Accounting Considerations	Nov-08	Jan-09
2	Implemented	Liabilities Measured at Fair Value	EITF Issue No. 08-5	Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement	Sep-08	Jan-09
2	Implemented	Credit Derivatives	FSP No. FAS 133-1 and FIN 45-4	Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161	Sep-08	Jan-09
2	Implemented	Derivative Instruments	SFAS No. 161	Disclosures About Derivative Instruments and Hedging Activities	Mar-08	Jan-09
2	Implemented	Share-Based Payments	FSP No. EITF 03-6-1	Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities	Jun-08	Jan-09
2	Implemented	Business Combinations	SFAS No. 141R	Business Combinations - Revised	Dec-07	Jan-09
2	Implemented	Noncontrolling Interests	SFAS No. 160	Noncontrolling Interest in Consolidated Financial Statements	Dec-07	Jan-09
2	Implemented	Intangible Assets	FSP No. FAS 142-3	Determining the Useful Life of Intangible Assets	Nov-07	Jan-09
3	Not Currently Applicable	Financial Assets	SFAS No. 166	Accounting for Transfers of Financial Assets - an amendment of FAS 140	Jun-09	Jan-10

(1)	Impact Key:
1 - No significant impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries expected.
2 - Following the chart, the impacts are separately disclosed as of standard effective dates.
3 - No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries.

Standards Under Assessment

SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.  This Statement requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity.  This Statement is effective for annual reporting periods beginning after November 15, 2009.  It is not expected that this Statement will have a significant impact on the Company.

FASB Staff Position (“FSP”) No. FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan.  The FSP defines the objectives of the disclosures as providing users of the financial statements with an understanding of how investment allocation decisions are made, pertinent factors of investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in the plan assets for the period, and significant concentrations of credit risk within plan assets.  In accomplishing these objectives, expanded disclosures related to pension and other post-retirement benefit plans will be made beginning for fiscal periods ending after December 15, 2009.  It is not expected that this FSP will have a significant impact on the Company.

SFAS No. 168 identifies the FASB Accounting Standards Codification as the source of authoritative US Generally Accepted Accounting Principles (“GAAP”) recognized by FASB for nongovernmental entities.  SFAS No. 168 supersedes SFAS No. 162 by defining the Codification as the only authoritative GAAP.  It is not expected that this Statement will result in a change in current practice.

Standards Implemented

SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  CH Energy Group implemented this standard for interim reporting periods ending June 30, 2009.  There was no significant impact on the Company upon adoption of this standard.

SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  CH Energy Group implemented this standard on January 1, 2009.  There was no significant impact on the Company upon adoption of this standard.

FSP No. FAS 141(R)-1 amends and clarifies application issues regarding the accounting and disclosure provisions for contingencies in FASB Statement No. 141 (R), Business Combinations.  This FSP amends Statement 141(R) by replacing the guidance on the initial recognition and measurements of assets and liabilities arising from contingencies acquired or assumed in business combinations.  CH Energy Group implemented FSP No. 141(R)-1 upon its issuance.  There was no significant impact on the Company upon adoption of this standard.

FSP No. FAS 157-4 provides factors that should be considered in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability and guidance on additional analysis that may be necessary as a result in estimating fair value in accordance with FAS 157.  This FSP also includes guidance on identifying circumstances that indicate whether a transaction is considered orderly.  CH Energy Group implemented this FSP for the interim reporting period ended June 30, 2009.  There was no significant impact on the Company upon adoption of this FSP.

FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance relating to debt securities classified as available-for-sale or held-to-maturity in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities.  The objective of this FSP is to improve the presentation and disclosure of other-than-temporary impairments in the financial statements.  CH Energy Group implemented this FSP for the interim reporting period ended June 30, 2009.  There was no significant impact on the Company upon adoption of this FSP.

FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, in addition to the annual disclosures previously required. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  CH Energy Group implemented this FSP for the interim reporting period ended June 30, 2009 and the additional required interim disclosures have been incorporated in Note 15 – “Fair Value Measurements”.  There was no significant impact on the Company upon adoption of this FSP.

Emerging Issues Task Force (“EITF”) Issue No. 08-6 provides guidance related to certain accounting considerations for equity method investments.  Specifically, this guidance clarifies the accounting guidance on issues related to the determination of the initial carrying value of an equity method investment, the performance of impairment assessments of underlying indefinite-lived intangible assets of an equity method investment, the accounting for the issuance of shares by an equity method investment, and the accounting for a change in an investment from the equity method to the cost method.  CH Energy Group implemented EITF Issue No. 08-6 on January 1, 2009.  There was no significant impact on the Company upon adoption of this EITF.

EITF Issue No. 08-5 clarifies that the issuer of a liability with a third-party credit enhancement that is inseparable from the liability shall not include the effect of the credit enhancement in the fair value measurement of the liability, but the issuer should discuss the existence of this third-party credit enhancement.  CH Energy Group implemented EITF Issue No. 08-5 on January 1, 2009.  There was no significant impact on the Company upon adoption of this EITF.

FSP No. FAS 133-1 and FIN 45-4 require more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of the instruments.  The guidance also amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require increased disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The FSP also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment or performance risk of a guarantee.  Finally, the FSP clarifies that SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, is effective for any reporting period beginning after November 15, 2008.  CH Energy Group implemented FSP No. FAS 133-1 and FIN 45-4 on January 1, 2009 and the required changes to disclosures related to its derivative instruments and hedging activities have been incorporated in the footnotes to the consolidated financial statements.  For more information, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities”.  There was no significant impact on the Company upon adoption of this FSP.

SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, and quantitative data about the fair value of and gains and losses on derivative contracts.  SFAS No. 161 also requires more information about the location and amounts of derivative instruments in financial statements, how derivatives are accounted for under SFAS 133, and how hedges affect the entity's financial position, financial performance and cash flows.  CH Energy Group implemented SFAS No. 161 on January 1, 2009.  For more information, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities”.  There was no significant impact on the Company upon adoption of this standard.

FSP No. EITF 03-6-1 clarifies that instruments granted in share-based payment transactions are considered participating securities prior to vesting if they contain non-forfeitable rights to dividends or dividend equivalents and therefore need to be included in the computation of EPS under the two-class method described in SFAS No. 128, Earnings Per Share.  CH Energy Group implemented FSP No. EITF 03-6-1 on January 1, 2009.  There was no significant impact on the Company upon adoption of this FSP.

SFAS No. 141R requires that acquisition-related costs be expensed in the period incurred and can no longer be capitalized and included as a cost of the acquired business.  The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. This standard applies to all transactions or events in which an entity obtains control of one or more businesses, and to combinations achieved without the transfer of consideration.  CH Energy Group implemented SFAS No. 141R on January 1, 2009.  There was no significant impact on the Company upon adoption of this standard.

SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that an entity provides in its consolidated financial statements.  CH Energy Group implemented SFAS No. 160 on January 1, 2009 and the required changes have been incorporated in the consolidated financial statements.  There was no significant impact on the Company upon adoption of this standard.

FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  The guidance is intended to improve consistency between the recognized useful asset life, and the period of expected cash flows used to measure the fair value of the asset.  CH Energy Group implemented FSP No. FAS 142-3 on January 1, 2009.  There was no significant impact on the Company upon adoption of this FSP.

NOTE 4 – INCOME TAX

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, titled Accounting for Income Taxes.  As there are no uncertain tax positions, no interest or penalties have been recorded in the financial statements.  If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line “Other liabilities” on the Consolidated Balance Sheet and on the line “Other – net” on the Consolidated Statement of Income.  CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group.  The statute of limitations for federal tax years 2005 through 2007 are still open for audit.  The New York State income tax return is currently open for audit for tax years 2003 through 2007, and tax years 2003 through 2005 are currently under audit.

NOTE 5 - ACQUISITIONS AND INVESTMENTS

Acquisitions

During the six months ended June 30, 2009, Griffith made no acquisitions.

Investments

CHEC holds a 12% interest in preferred equity units plus subordinated notes issued by Cornhusker Holdings.  Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC (“CEL”), a fuel ethanol production facility located in Nebraska that began operation as of the end of January 2006.  This investment is accounted for under the equity method.  As of June 30, 2009, CHEC’s total investment in Cornhusker consisted of subordinated notes totaling $10.2 million, including interest, and an equity investment of $2.3 million.  The recoverability of the Company’s total investment in Cornhusker Holdings is predicated on CEL achieving sufficient positive cash flow to repay the notes receivable, as indicated in the CEL forecast.  If CEL does not achieve sufficient positive cash flow, the investment and notes receivable may become impaired.

In the fourth quarter of 2007, CHEC’s subsidiary, CH-Auburn Energy, LLC (“CH-Auburn”), entered into a 15-year Energy Services Agreement (“ESA”) to supply the City of Auburn, NY (the “City”) with a portion of its electricity needs by constructing and operating a 3-megawatt electric generating plant in Auburn that will burn gas derived from wastewater sludge and a landfill to generate renewable power.  Under the agreement with the City as renegotiated on March 31, 2009, the project will utilize methane gas generated by the City of Auburn landfill to produce and sell electricity to the City.  A second phase digester portion of the project was eliminated from the restructured project, but may be reinitiated by the City at a later time.  As of June 30, 2009, CH-Auburn has incurred approximately $3.5 million of design and construction costs related to this investment.  CH-Auburn is consolidated in the Consolidated Financial Statements of CH Energy Group.

In June 2007, CHEC made a $1.2 million loan to Buckeye Biopower, LLC (“Buckeye”) for development of a corn-ethanol plant.   Since receipt of the loan from CHEC, the developers have entered into a lease for a site, and a Letter of Intent to provide engineering, procurement and construction for the plant.  In June 2008, the developers paid CHEC all interest owed on the loan for the initial term and extended the term of the loan for one additional year.  The developers are in the process of seeking construction financing for the project.  Current low crush margins for corn-to-ethanol plants and credit market conditions have made the arrangement of such financing difficult.  CHEC’s Management has notified the developers that the loan is past due and has recorded a reserve for the full outstanding balance.

In April 2009, CHEC’s subsidiary, CH-Greentree, LLC (“CH-Greentree”) entered into an agreement to invest $5.5 million in the acquisition, construction and installation of a molecular gate for lease to Beacon Landfill Gas Holdings (“Beacon”) at Beacon’s currently operating landfill gas processing plant at the Greentree landfill in western Pennsylvania.  The molecular gate is used to remove nitrogen from the landfill gas produced by the Greentree facility thereby increasing its energy content and quality, thus allowing Beacon to sell more of its landfill gas output.  The term of the lease is seven years and construction was substantially complete on June 30, 2009.  CH-Greentree is consolidated in the Consolidated Financial Statements of CH Energy Group.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets include separate, identifiable, intangible assets such as customer relationships, trademarks, and covenants not to compete.  Intangible assets with finite lives are amortized over their useful lives.  The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition.  The estimated useful lives of trademarks range from 10 to 15 years and are based upon Management’s assessment of several variables such as brand recognition, Management’s plan for the use of the trademark, and other factors that will affect the duration of the trademark’s life.  The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between three and ten years.  Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment.  Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment annually in the fourth quarter, and retests between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.  Amortization expense was $1.1 million and $1.0 million for the three-month periods ended June 30, 2009 and 2008, respectively.  Amortization expense was $2.1 million and $2.0 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $4.0 million.  The carrying amount for goodwill was $67.5 million as of June 30, 2009 and December 31, 2008, and was $67.6 million as of June 30, 2008.  For tax purposes, goodwill is amortized ratably over a 15-year period, beginning in the month of acquisition.

The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11 years, and 8.9 years, respectively.  The weighted average amortization period for all amortizable intangible assets is 14.6 years.

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	June 30, 2009		December 31, 2008		June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$55,165	$24,087	$55,171	$22,248	$55,132	$20,408
Trademarks	2,956	509	2,956	372	2,956	229
Covenants not to compete	1,605	1,085	1,605	983	1,660	1,046
Total Amortizable Intangibles	$59,726	$25,681	$59,732	$23,603	$59,748	$21,683

NOTE 7 - SHORT-TERM BORROWING ARRANGEMENTS

CH Energy Group maintains a $150 million revolving credit facility with several commercial banks to provide committed liquidity.  This facility’s term expires in February 2013.  As of June 30, 2009 and December 31, 2008, there were no borrowings under this facility.  As of June 30, 2008, the loan outstanding under this facility was $14.0 million. The notes payable balances reported in the CH Energy Group Consolidated Balance Sheet reflect the borrowings of CH Energy Group’s subsidiaries as of June 30, 2009, December 31, 2008 and June 30, 2008, as discussed below.

Central Hudson maintains a revolving credit facility with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012.  As of June 30, 2009, December 31, 2008 and June 30, 2008, there were no borrowings under this agreement.

Both the CH Energy Group and Central Hudson credit facilities reflect commitments from JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association.  If these lenders are unable to fulfill their commitments under these facilities, funding may not be available as needed.

Central Hudson also maintains certain uncommitted lines of credit that diversify its sources of cash and provide competitive options to minimize its cost of short-term debt.  As of June 30, 2009, there was no balance outstanding on these lines of credit.  As of December 31, 2008 and June 30, 2008, Central Hudson’s outstanding balance on these lines of credit, in aggregate was $25.5 million and $47.0 million, respectively.

On January 18, 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital, and for general corporate purposes.  Under the terms of the line, the maximum amount that could be outstanding is $25 million during the period between December 1st of each year and May 31st of each following year, and $15 million during the period between June 1st and November 30th of each year.  As of April 30, 2009, Griffith Management allowed its uncommitted line of credit to expire.  As of December 31, 2008 and June 30, 2008, there were borrowings under this agreement of $10.0 million and $15.0 million, respectively.  The obligations of Griffith under the line of credit were guaranteed by CH Energy Group and CHEC.

NOTE 8 – CAPITALIZATION – COMMON AND PREFERRED STOCK

There were no repurchases of common or preferred stock in the six months ended June 30, 2009.

In April 2009, CH Energy Group invested $25 million in Central Hudson, which was recorded as additional paid-in capital.  Central Hudson paid no common stock dividends in the first half of 2009 and is currently targeting an improved equity ratio of 48%.

NOTE 9 – CAPITALIZATION - LONG-TERM DEBT

On April 17, 2009, CH Energy Group entered into a Note Purchase Agreement to issue and sell, in a private placement exempt from registration under the Securities Act of 1933, $50 million of senior unsecured notes. The notes bear interest at the rate of 6.58% per annum and mature on April 17, 2014. CH Energy Group completed the sale of $35 million in principal amount of the notes on April 17, 2009, and $15 million in principal amount on June 15, 2009.  CH Energy Group will use the proceeds from the sale of the notes to refinance short-term debt and for general corporate purposes.

NYSERDA

Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”).  These NYSERDA bonds, totaling $166 million, are insured by Ambac Assurance Corporation (“Ambac”).  The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A2’/negative by Moody’s.2

Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008.  Under the terms of the applicable indenture, Central Hudson converted the bonds to a fixed rate of 6.5% which will continue until their maturity in December 2028.  Prior to the December 1, 2008 re-marketing, the bonds bore interest at 3.0%.

Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

 _______________________________
2 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode.  Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a Dutch auction.  Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008.  Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period.  Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed.  As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture.  Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process.  For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction as 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent.  In the second quarter of 2009, the average maximum rate applicable on the bonds was 0.80%.  In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds.  As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings.  To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. Central Hudson replaced the cap that expired on March 31, 2009 with a one-year cap, effective April 1, 2009 set at 4.375%.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of variable rate 1999 NYSERDA Bonds.  Central Hudson would receive a payout if the bonds reset at rates above 4.375%.  During the second quarter of 2009, the average did not exceed the cap rate and therefore no payments were received.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D.  Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

NOTE 10 - POST-EMPLOYMENT BENEFITS

Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans.  Managerial, professional and supervisory employees (“non-union”) hired prior to January 1, 2008, may become eligible for these benefits if they reach retirement age while employed by Central Hudson.  In order to reduce the total costs of these benefits, other post-retirement benefit (“OPEB”) plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008.  Plans were also amended to eliminate post-retirement benefits for union employees hired on or after May 1, 2008.

The following are the components of Central Hudson’s net periodic benefit costs for its pension and OPEB plans for the three and six months ended June 30, 2009 and 2008 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Service cost	$1,957	$1,942	$519	$231
Interest cost	6,455	6,239	1,791	1,462
Expected return on plan assets	(4,969)	(7,578)	(1,271)	(1,827)
Amortization of:
Prior service cost (credit)	544	517	(1,467)	(2,251)
Transitional obligation (asset)	-	-	641	642
Recognized actuarial loss	6,350	3,102	2,209	1,911
Net Periodic Benefit Cost	$10,337	$4,222	$2,422	$168

	Pension Benefits		OPEB(1)
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$3,914	$3,884	$1,038	$1,027
Interest cost	12,910	12,478	3,582	3,724
Expected return on plan assets	(9,938)	(15,156)	(2,542)	(3,548)
Amortization of:
Prior service cost (credit)	1,088	1,034	(2,934)	(3,142)
Transitional obligation (asset)	-	-	1,282	1,283
Recognized actuarial loss	12,700	6,204	4,418	3,374
Net Periodic Benefit Cost	$20,674	$8,444	$4,844	$2,718

(1)
The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 under the provision of FSP No. FAS 106-2, titled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In accordance with the measurement date provisions of SFAS 158, Central Hudson changed its measurement date for its pension plan (the “Retirement Plan”) from September 30 to December 31 for its financial statements for the year ended December 31, 2008.  Central Hudson elected the “15-month-transition approach” and recorded an adjustment in the first quarter of 2008 to recognize the effects of the change in measurement date.  This adjustment represented 3/15ths of the net periodic pension cost determined for the period from October 1, 2007 to December 31, 2008; the remaining 12/15ths of the net periodic pension cost was recorded over the twelve months ended December 31, 2008.  The recording of this adjustment increased Central Hudson’s pension liability by $0.4 million, comprised of the following components (In Thousands):

Adjustment for 3/15ths of net periodic pension costs	$2,788
Adjustment for amortization of prior service costs and actuarial losses (1)	(2,426)
Net increase to pension liability	$362

(1)	Liability recognized previously on Consolidated Balance Sheet upon initial implementation of SFAS 158.

In accordance with the provisions of SFAS 158, Central Hudson’s pension liability balance (i.e., the funded status) at June 30, 2009, December 31, 2008 and June 30, 2008, was $162.2 million, $162.2 million and $0.5 million, respectively.  These balances include recognition for the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, as well as consideration for non-qualified executive plans.

The following reflects the impact of the recording of SFAS 158 adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Prefunded (accrued) pension costs prior to SFAS 158 adjustment	$16,060	$29,884	$38,229
Additional liability required	(178,295)	(192,084)	(38,761)
Accrued pension liability per SFAS 158	$(162,235)	$(162,200)	$(532)

Total offset to additional liability -
Regulatory assets - Retirement Plan	$178,295	$192,084	$38,761

Pursuant to SFAS 158, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson records regulatory assets rather than adjusting comprehensive income to offset the additional SFAS 158 liability.  The recording of a regulatory asset is consistent with the PSC’s 1993 Statement of Policy regarding pensions and OPEB (“1993 PSC Policy”).  Under the 1993 PSC Policy, differences between pension expense and rate allowances covering these costs are deferred for future recovery from or return to customers with carrying charges accrued on cash differences.

Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources.  As a result of adverse conditions in the economy and financial markets over the past year, Central Hudson’s Retirement Plan assets have significantly decreased relative to the plan liabilities.  The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits.  Central Hudson considers the provisions of the Pension Protection Act of 2006 in determining its funding for the Retirement Plan for the near-term and future periods.  Funding for the Retirement Plan during the six months ended June 30, 2009 and June 30, 2008 was $6.6 million and $12.5 million, respectively.

During the six months ended June 30, 2009, there were no employer contributions for OPEB.  Employer contributions for OPEB during the six months ended June 30, 2008 were $4.2 million.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, mortality assumptions used, benefit changes, and corporate resources.

NOTE 11 - EQUITY-BASED COMPENSATION

A summary of the status of performance shares granted to executives under the 2006 Plan is as follows:

Grant Date	Grant Price	Performance Shares Granted	Performance Shares Outstanding at June 30, 2009
January 25, 2007	$51.09	21,330	20,240
January 24, 2008	$42.44	33,440	33,440
January 26, 2009	$49.29	36,730	36,730

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

On May 1, 2009, performance shares earned as of December 31, 2008 for the award cycle with a grant date of April 25, 2006 were issued to participants.  Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group's treasury stock.  A total of 4,560 shares were issued from CH Energy Group's treasury stock on May 1, 2009.  Additionally, due to the retirement of one of Central Hudson's executive officers on January 1, 2009, a pro-rated number of shares under the January 25, 2007 and January 24, 2008 grants were paid to this individual on July 2, 2009.  An additional 294 shares were issued from CH Energy Group's treasury stock on this date in satisfaction of these awards.

The following table summarizes compensation expense for performance shares for the three and six months ended June 30, 2009 and 2008 (In Thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Performance shares - compensation expense	$299	$(151)	$495	Not material

The following table summarizes information concerning stock options granted through June 30, 2009:

Date of Grant	Exercise Price	Number of Options Granted	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable
January 1, 2000	$31.94	30,300	320	0.5	320
January 1, 2001	$44.06	59,900	21,560	1.5	21,560
January 1, 2003	$48.62	36,900	18,420	3.5	18,420
		127,100	40,300	2.41	40,300

A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan is as follows:

		Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Outstanding at	12/31/08	40,300	$46.05	3.91
	Granted	-	-
	Exercised	-	-
	Expired / Forfeited	-	-
Outstanding at	6/30/09	40,300	$46.05	2.41

Total CH Energy Group Shares Outstanding			15,789,759
Potential Dilution			0.3%

There was no compensation expense related to stock options for the three and six months ended June 30, 2009 and 2008.  The balance accrued for outstanding options was $0.1 million as of June 30, 2009 and 2008.  The intrinsic value of outstanding options was not material as of June 30, 2009 and 2008.  No non-qualified stock options were exercised during the three and six months ended June 30, 2009.

The following table summarizes information concerning restricted shares granted through June 30, 2009 (Dollars In Thousands):

Grant Date	Number of Shares Granted	Fair Value on Date of Grant	Vesting Terms	Unvested Shares Outstanding at June 30, 2009
January 2, 2008	10,000	$443	End of 3 years	9,500	(1)
January 2, 2008	2,100	$93	Ratably over 3 years	1,400
January 26, 2009	2,930	$144	End of 3 years	2,930

(1)	500 shares were forfeited upon resignation of the employee holding the shares.

The above shares granted were issued from CH Energy Group’s treasury stock and are presented in the Consolidated Balance Sheet as an increase in common shares outstanding and as a reduction in treasury stock.  In accordance with SFAS 123(R), unvested restricted shares do not impact the number of common shares outstanding used in the basic EPS calculation and as such the number of unvested outstanding shares noted above have only been included in the diluted EPS calculation as of June 30, 2009 and 2008.  The total compensation cost and total recognized tax benefits related to these restricted stock awards was immaterial for the three and six months ended June 30, 2009 and 2008.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  On an annual basis, the electricity purchased through the Entergy contract represents approximately 22% of Central Hudson’s full-service customer requirements and costs approximately $57.5 million.  For the six months ended June 30, 2009 and 2008, the energy supplied under this agreement cost approximately $25.3 million and $28.4 million, respectively.

Purchases under the Entergy contract are supplemented by shorter-term contracts, such as the Dynegy contract discussed below, contracts for differences, and by purchases from the NYISO, which oversees the bulk electricity transmission system, and the capacity market in New York State, and other parties.  On January 30, 2008, Central Hudson entered into an 11-month agreement with Dynegy Power Marketing, Inc. to purchase 589,200 MWh of electricity on a unit-contingent basis at defined prices from February 1, 2008 to December 31, 2008.  The electricity purchased through the Dynegy contract represented approximately 13% of Central Hudson’s full-service customer requirements for the six months ended June 30, 2008 and cost approximately $22.5 million.

In the event the above noted counterparties are unable to fulfill their commitments to deliver under the terms of the agreements, Central Hudson would obtain the supply from the NYISO market, and under Central Hudson’s current ratemaking treatment, recover the full cost from customers.  As such, there would be no impact on earnings.

Central Hudson must also acquire sufficient peak load capacity to meet the peak load requirements of its full service customers.  This capacity is made up of its own generating capacity, contracts with capacity providers, and purchases from the NYISO capacity market.

Contingencies

City of Poughkeepsie

On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York resulting in several deaths and damage to nearby residences.  Eight separate lawsuits arising out of this incident have been commenced against Central Hudson and other defendants. The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of natural gas.  The suits seek an aggregate of $528 million in compensatory damages. Central Hudson has notified its insurance carrier, denied liability, and defended the lawsuits.  On December 10, 2008, Central Hudson entered into a settlement agreement with the plaintiffs and one remaining defendant.  Under the settlement agreement, Central Hudson has agreed to make payments to the plaintiffs that will not be material in the aggregate.  The settlement agreement is subject to final approval by the Court.

Environmental Matters

Central Hudson

➢	Air

In October 1999, Central Hudson was informed by the New York State Attorney General (“Attorney General”) that the Danskammer Point Steam Electric Generating Station (“Danskammer Plant”) was included in an investigation by the Attorney General’s Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules.  Specifically, the Attorney General alleged that Central Hudson “may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits.”  In March 2000, the Environmental Protection Agency (“EPA”) assumed responsibility for the investigation.  Central Hudson has completed its production of documents requested by the Attorney General, the New York State Department of Environmental Conservation (“DEC”), and the EPA, and believes any permits required for these projects were obtained in a timely manner.  Notwithstanding Central Hudson’s sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability, depending on the type of remedy, if any, imposed in connection with this matter.  In March 2009, Dynegy notified Central Hudson that Dynegy had received an information request pursuant to the Clean Air Act from the EPA for the Danskammer Plant covering the period beginning January 2000 to present.  At that time, Dynegy also submitted to Central Hudson a demand for indemnification for any fines, penalties or other losses that may be incurred by Dynegy arising from the period that Central Hudson owned the Danskammer Plant.  Central Hudson presently has insufficient information with which to predict the outcome of this matter.

➢	Former Manufactured Gas Plant Facilities

Like most late 19th and early 20th century utilities in the northeastern United States, Central Hudson and its predecessors owned and operated manufactured gas plants (“MGPs”) to serve their customers’ heating and lighting needs.  MGPs manufactured gas from coal and oil.  This process produced certain by-products that may pose risks to human health and the environment.

The DEC, which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at eight sites in Central Hudson’s franchise territory.  The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement.  The DEC has placed five of these sites on the New York State Environmental Site Remediation Database.  A number of the sites are now owned by third parties and have been redeveloped for other uses.  The DEC has recently begun inquiries regarding a ninth site.  The status of the sites is as follows:

Site		Status
#1	Beacon, NY	Remediation complete. Final Report Approved by the DEC. Preparing post-remediation Site Management Plan.
#2	Newburgh, NY
Remediation complete in one area under the terms of the DEC-approved plan.  The final Construction Completion Report on this area has been filed with the DEC.  For the remaining areas, the Final Remedial Design for these areas was filed on 6/1/09.

#3	Laurel Street Poughkeepsie, NY	Remediation work is complete. Preparing Final Report and post-remediation Site Management Plan.
#4	North Water Street Poughkeepsie, NY	Supplemental site investigations completed in June 2008 and the report of these investigations has been submitted to the DEC.
#5	Kingston, NY
Brownfield Cleanup Agreement was executed and the Citizen Participation Plan (“CPP”) was submitted to the DEC.  Central Hudson has submitted to the DEC past site investigation data and information on past remediation activities.  The DEC provided comments indicating that additional investigation will be required in order to further delineate the nature and extent of the on-site and off-site contamination.

#6	Catskill, NY
Site investigation completed under the DEC-approved Brownfield Cleanup Agreement.  The report summarizing the additional investigation work conducted in October 2008 and a plan for additional proposed investigation work has been submitted to the DEC.

#7	Saugerties, NY	Central Hudson does not believe it has any liability for this site and is working with the DEC to confirm this.
#8	Bayeaux Street Poughkeepsie, NY	Central Hudson does not believe it has any further liability for this site.
#9	Broad Street Newburgh, NY	The DEC has recently made inquiries about this additional site. Central Hudson does not believe it has any liability for this site and is working with the DEC to confirm this.

In the second quarter of 2008, Central Hudson updated the estimate of potential remediation and future operating, maintenance and monitoring costs for sites # 2, 3, 4, 5 and 6 indicating that the total cost for the five sites could exceed $165 million over the next 30 years.  The updated estimate for sites # 2 and 3 was based on completed remedial investigations and feasibility studies.  As such, the estimate is subject to change based on the current investigations, final remedial design (and associated engineering estimates), DEC and New York State Department of Health (“NYSDOH”) comments and requests, remedial design changes/negotiations and changed or unforeseen conditions during remediation.  The updated estimates for sites # 4, 5 and 6 were based on partially completed remedial investigations and current DEC and NYSDOH preferences related to site remediation, and are considered conceptual and preliminary.  The updated estimate reflects updated cost information along with the latest information from the investigation and remediation work being done on MGP sites # 2, 3 and 4 and to include site # 6.  The cost estimate involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State.  This cost estimate also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval.  Further, the updated estimate could change materially based on changes to technology relating to remedial alternatives and changes to current laws and regulations.

Prior to 2009, Central Hudson recorded a $24.7 million estimated liability for sites # 2 and 3 based on estimates of remediation costs for the proposed clean-up plans.  As of June 30, 2009, $23.3 million of this recorded estimated liability has not been spent; $8.3 million of this recorded estimated liability is expected to be spent over the next twelve months.

No amounts have been recorded in connection with the physical remediation of sites # 4, 5 and 6, for which Central Hudson has developed estimated future costs based on conceptual and preliminary plans.  Absent DEC-approved remediation plans, management cannot reasonably estimate what cost, if any, will actually be incurred.  The portion of the $165 million referenced above that is related to these three sites is approximately $121 million.  Prior to 2009, Central Hudson had recorded a $1.5 million estimated liability in connection with estimated costs for preliminary investigations, site testing and development of remediation plans for sites # 4, 5 and 6 through 2010.  Based on the latest forecast of activities at these sites, this estimated liability has been increased in 2009 to $3.9 million.  As of June 30, 2009, $1.9 million of this recorded estimated liability has not been spent; $0.5 million of this recorded estimated liability is expected to be spent over the next twelve months.  This estimated amount may change in the future as additional information is obtained regarding the results of site-testing, the scope of site investigation plans approved by the DEC and NYSDOH, and the evolving development of new technologies.  Central Hudson cannot predict the results of site testing, the nature, timing or extent of comments from the DEC and NYSDOH, or changes in technology.  The impact of these uncertainties on the estimate cannot be determined.

With regard to sites # 7, 8 and 9, Central Hudson does not have sufficient information to estimate its potential remediation cost if any; as previously stated, Central Hudson believes that it has no liability for these sites.

Central Hudson spent $2.8 million in the six months ended June 30, 2009 related to site investigation and remediation for sites #2, 3, 4, 5 and 6.  Based on the 2006 Rate Order, on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation & Remediation Costs.  This recovery totaled $3.3 million as of June 30, 2009 with $0.8 million recovered in 2009.

Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities.  Certain of these insurers have denied coverage.  Pursuant to the 2006 Rate Order, Central Hudson is permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.  The 2009 Rate Order authorizes continued deferral for MGP site remediation expenditures and recovery of a rate allowance of $2.8 million during the July 2009 through June 2010 rate year.

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

➢	Little Britain Road

In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York.  In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA.  In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time.  Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria.  Deep groundwater wells were installed in 2005 and 2006, which also show contaminants exceeding DEC criteria.  The DEC responded with a request for a plan to address the contamination.  Central Hudson has submitted a proposal to the DEC for limited additional site work, including an assessment of vapor intrusion into a building on the site, and closure of the VCA.  Negotiations between DEC and Central Hudson regarding additional site work and closure of the VCA are ongoing.  Central Hudson completed a soil vapor intrusion study and results indicated that indoor air met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards, however, concentrations beneath the building’s concrete slab warranted installation of a mitigation system. This mitigation system was installed in 2008.  At this time Central Hudson does not have sufficient information to estimate potential groundwater remediation costs.  Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.  Central Hudson cannot predict the outcome of this matter.

➢	Newburgh Consolidated Iron Works

By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. (“Consolidated Iron”), a Superfund site located in Newburgh, New York.  Sampling by the EPA indicated that lead and polychlorinated biphenyls (or “PCBs”) are present at the site, and the EPA subsequently commenced a remedial investigation and feasibility study at the site.  No records were found which indicate that the materials shipped by Central Hudson to Consolidated Iron contained or was a hazardous substance.  In April 2008, Central Hudson received a letter from the Consolidated Iron Joint Defense Group (“JDG”), a group of potentially responsible parties asserting a contribution claim against Central Hudson.  The JDG had reached an agreement in principle with the EPA to resolve claims at the Consolidated Iron site under a consent decree to be filed with the court.  In December 2008, Central Hudson entered into a settlement agreement with the JDG pursuant to which Central Hudson expects to be added to the consent decree and anticipates no further liability for the site, in which case Management does not expect a material impact on earnings.  However, the consent decree provides the EPA with the right to reopen the matter under certain circumstances and Central Hudson cannot predict the outcome of this matter at the present time.

➢	Asbestos Litigation

As of June 30, 2009, of the 3,313 asbestos cases brought against Central Hudson, 1,183 remain pending.  Of the cases no longer pending against Central Hudson, 1,978 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 152 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases.  Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial position, results of operations, or cash flows.

CHEC

During the six months ended June 30, 2009, Griffith spent $0.1 million on remediation efforts in Maryland, Virginia and Connecticut.  Griffith is to be reimbursed $0.3 million from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

Griffith has a reserve for environmental remediation which is $1.3 million as of June 30, 2009, of which $0.1 million is expected to be spent in the next twelve months.

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

NOTE 13 - SEGMENTS AND RELATED INFORMATION

CH Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith.  Other activities of CH Energy Group, which do not constitute a business segment include the investments and business development activities of CH Energy Group and the renewable energy and investment activities of CHEC, including its ownership interests in ethanol, wind, and biomass energy projects and are reported under the heading “Other Businesses and Investments.”

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2009
	Central Hudson		Griffith	Other Businesses and Investments	Eliminations		Total
	Electric	Natural Gas
Revenues from external customers	$108,597	$31,056	$59,135	$1,442	$-		$200,230
Intersegment revenues	4	34	-	-	(38)		-
Total revenues	108,601	31,090	59,135	1,442	(38)		200,230
Interest and investment income	1,298	568	-	1,628	(1,144	) (1)	2,350
Interest expense	4,673	1,218	1,066	638	(1,144	) (1)	6,451
Earnings before income taxes	2,888	(747)	(3,678)	(543)	-		(2,080)
Net income (loss) attributable to CH Energy Group	1,684	(709)	(2,170)	(262)	-		(1,457)
Segment assets at June 30	1,082,582	377,352	174,158	67,622	(1,221	) (2)	1,700,493

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling owner's interest of $1,260 related to Lyonsdale.

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2008
	Central Hudson		Griffith	Other Businesses and Investments	Eliminations		Total
	Electric	Natural Gas
Revenues from external customers	$145,844	$44,275	$121,053	$2,480	$-		$313,652
Intersegment revenues	3	52	-	-	(55)		-
Total revenues	145,847	44,327	121,053	2,480	(55)		313,652
Interest and investment income	954	482	15	1,475	(1,134	) (1)	1,792
Interest expense	4,841	1,322	1,238	125	(1,134	) (1)	6,392
Earnings before income taxes	6,010	785	(4,629)	695	-		2,861
Net income attributable to CH Energy Group	3,665	284	(2,777)	498	-		1,670
Segment assets at June 30	941,282	331,779	210,748	46,362	(868	) (2)	1,529,303

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling owner's interest of $1,406 related to Lyonsdale.

CH Energy Group Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2009
	Central Hudson		Griffith	Other Businesses and Investments	Eliminations		Total
	Electric	Natural Gas
Revenues from external customers	$265,350	$121,179	$188,521	$3,654	$-		$578,704
Intersegment revenues	10	252	-	-	(262)		-
Total revenues	265,360	121,431	188,521	3,654	(262)		578,704
Interest and investment income	1,649	962	5	3,046	(2,196	) (1)	3,466
Interest expense	9,553	2,556	2,058	768	(2,196	) (1)	12,739
Earnings before income taxes	13,840	9,700	13,315	(1,071)	-		35,784
Net income attributable to CH Energy Group	7,979	5,347	7,856	482	-		21,664
Segment assets at June 30	1,082,582	377,352	174,158	67,622	(1,221	) (2)	1,700,493

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling owner's interest of $1,260 related to Lyonsdale.

CH Energy Group Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2008
	Central Hudson		Griffith	Other Businesses and Investments	Eliminations		Total
	Electric	Natural Gas
Revenues from external customers	$289,658	$120,494	$307,630	$5,662	$-		$723,444
Intersegment revenues	8	202	-	-	(210)		-
Total revenues	289,666	120,696	307,630	5,662	(210)		723,444
Interest and investment income	1,433	895	50	3,056	(2,369	) (1)	3,065
Interest expense	9,698	2,654	2,535	251	(2,369	) (1)	12,769
Earnings before income taxes	16,683	10,121	5,216	2,406	-		34,426
Net income attributable to CH Energy Group	9,827	5,626	3,130	2,388	-		20,971
Segment assets at June 30	941,282	331,779	210,748	46,362	(868	) (2)	1,529,303

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling owner's interest of $1,406 related to Lyonsdale.

Central Hudson Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2009
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$108,597	$31,056	$-	$139,653
Intersegment revenues	4	34	(38)	-
Total revenues	108,601	31,090	(38)	139,653
Interest and investment income	1,298	568	-	1,866
Interest expense	4,673	1,218	-	5,891
Income before income taxes	2,888	(747)	-	2,141
Income available for common stock	1,684	(709)	-	975
Segment assets at June 30	1,082,582	377,352	-	1,459,934

Central Hudson Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2008
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$145,844	$44,275	$-	$190,119
Intersegment revenues	3	52	(55)	-
Total revenues	145,847	44,327	(55)	190,119
Interest and investment income	954	482	-	1,436
Interest expense	4,841	1,322	-	6,163
Income before income taxes	6,010	785	-	6,795
Income available for common stock	3,665	284	-	3,949
Segment assets at June 30	941,282	331,779	-	1,273,061

Central Hudson Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2009
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$265,350	$121,179	$-	$386,529
Intersegment revenues	10	252	(262)	-
Total revenues	265,360	121,431	(262)	386,529
Interest and investment income	1,649	962	-	2,611
Interest expense	9,553	2,556	-	12,109
Income before income taxes	13,840	9,700	-	23,540
Income available for common stock	7,979	5,347	-	13,326
Segment assets at June 30	1,082,582	377,352	-	1,459,934

Central Hudson Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2008
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$289,658	$120,494	$-	$410,152
Intersegment revenues	8	202	(210)	-
Total revenues	289,666	120,696	(210)	410,152
Interest and investment income	1,433	895	-	2,328
Interest expense	9,698	2,654	-	12,352
Income before income taxes	16,683	10,121	-	26,804
Income available for common stock	9,827	5,626	-	15,453
Segment assets at June 30	941,282	331,779	-	1,273,061

NOTE 14 -	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, established accounting and reporting requirements for derivative instruments and hedging activities.  SFAS 133 requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet with the corresponding unrealized gains or losses recognized in earnings.  SFAS 133 permits the deferral of the effective portion of unrealized gains and losses on derivatives that are properly designated as hedges under SFAS 133.

CH Energy Group and its subsidiaries enter into derivative instruments for hedging purposes in conjunction with the Company’s energy risk management program, not for speculative purposes.  Central Hudson uses derivative contracts to hedge exposure to variability in the prices of natural gas and electricity and to hedge exposure to variability in interest rates for its variable rate long-term debt.  The types of derivative instruments typically used by Central Hudson are natural gas futures and swaps to hedge natural gas purchases, contracts for differences (electricity swaps) to hedge electricity purchases, and interest rate caps to hedge interest payments on variable rate debt.  Although the use of these instruments is intended to hedge cash flows, they are not designated as hedges under the provisions of SFAS 133, and the related gains and losses are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses.  Griffith uses derivative instruments to hedge variability in the price of heating oil purchased for delivery to its customers.  In 2009 and 2008, Griffith purchased call option contracts to establish ceiling prices to hedge forecasted heating oil supply requirements for capped price programs not hedged by firm purchase commitments.  The options hedge purchase cash flows related to commodity price changes.  These derivatives are designated as cash flow hedges under the provisions of SFAS 133 and actual gains and losses from the hedging activity are included in the cost of sales as the hedged transaction occurs.

At June 30, 2009, Central Hudson had open derivative contracts to hedge natural gas prices during July - September 2009, and November 2009 - March 2010, covering approximately 50.2% of Central Hudson's projected total natural gas supply requirements during the upcoming winter heating season.  In its electric operations, Central Hudson had open derivative contracts at June 30, 2009 to hedge the price of approximately 23.2% of its projected electricity requirements for July - December 2009, and 11.4% of its projected requirements in each of the years 2010, 2011, and 2012.  At June 30, 2009, Griffith had open OTC call option positions covering approximately 0.9% of its anticipated fuel oil supply requirements for the period October 2009 – May 2010.

Central Hudson and Griffith both hold contracts for derivative instruments under master netting agreements.  Of the fourteen total agreements held by both companies, eleven contain credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative instruments that contain contingent features and the amount that would be required to settle these instruments on June 30, 2009 if the contingent features were triggered are described below.

Contingent Contracts
(In Thousands)

	As of June 30, 2009
Triggering Event	# of Contracts Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)

Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	1	$(1,004)	$(1,004)
Credit Rating Downgrade (to below BBB-)	5	(61)	(61)
Adequate Assurance(1)	2	(344)	(344)
Total Central Hudson	8	(1,409)	(1,409)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	1	60	60
Adequate Assurance(1)	2	37	37
Total Griffith	3	97	97
Total CH Energy Group	11	$(1,312)	$(1,312)

(1)
If the counterparty has reasonable grounds to believe CHG&E's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group uses master netting agreements to mitigate the credit risk of financial derivatives, and in accordance with FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39, has elected net presentation for its derivative contracts under master netting agreements.  On June 30, 2009, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives under any of these agreements.  If collateral were posted, CH Energy Group’s policy is to also report the collateral positions on a net basis.

The fair value of CH Energy Group’s and Central Hudson’s derivative instruments and their location in the respective Balance Sheets are described below, followed by a description of their effect on the respective Statements of Income.  For additional information regarding Central Hudson’s physical hedges, see the discussion following the caption “Electricity Purchase Commitments” in Note 12 – “Commitments and Contingencies.”

Gross Fair Value of Derivative Instruments
(In Thousands)

	June 30, 2009	December 31, 2008	June 30, 2008
Derivatives in an Asset Position:(1)
Not Designated as Hedging Instruments:(2)
Central Hudson electricity swap contracts	$500	$-	$8,494
Natural gas swap contracts	-	-	1,294
Central Hudson interest rate swap contract	-	-	-
Total Central Hudson Derivatives in an Asset Position	500	-	9,788

Designated as Hedging Instruments under SFAS 133:
Griffith heating oil call option contracts	97	-	341

Total CH Energy Group Derivatives in Asset Position	$597	$-	$10,129

Derivatives in a Liability Position:(1)
Not Designated as Hedging Instruments:(2)
Central Hudson electricity swap contracts	$(11,771)	$(5,538)	$(132)
Central Hudson natural gas swap contracts	(3,003)	(10,221)	-
Total Central Hudson Derivatives in a Liability Position	(14,774)	(15,759)	(132)

Designated as Hedging Instruments under SFAS 133:
Griffith heating oil call option contracts	-	-	-

Total CH Energy Group Derivatives in Liability Position	$(14,774)	$(15,759)	$(132)

Total Central Hudson Derivatives - Net	$(14,274)	$(15,759)	$9,656

Total CH Energy Group Derivatives - Net	$(14,177)	$(15,759)	$9,997

(1)	Asset and Liability Derivatives are shown net on the balance sheet under the caption Fair Value of Derivative Instruments.
(2)	See discussion following tables for additional information regarding regulatory treatment of gains and losses on Central Hudson's derivative contracts.

The Effect of Derivative Instruments on the Statements of Income
(In Thousands)

CH Energy Group
Designated as Hedging Instruments:
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative				Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Griffith heating oil call option contracts	$57	$410	$58	$682	$-	$(511)	$-	$(1,208)
Total	$57	$410	$58	$682	$-	$(511)	$-	$(1,208)

For the three months ended June 30, 2009 and 2008, the amount of gain recognized in income for Griffith heating oil call option contracts designated as hedging instruments was $0.1 million and $0.4 million, respectively.  For the six months ended June 30, 2009 and 2008, the amount of gain recognized was $0.1 million and $0.7 million, respectively.  The loss reclassified from Accumulated OCI into income for Griffith's heating oil call option contracts for all periods presented is located in purchased petroleum.

Not Designated as Hedging Instruments:
	Amount of Gain/(Loss) Recognized as (Increase)/Decrease in Purchased Electric and Purchased Natural Gas				Location of Gain/(Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Central Hudson electricity swap contracts	$(7,314)	$1,089	$(10,778)	$1,089	Regulatory asset(1)
Central Hudson natural gas swap contracts	(233)	-	(11,254)	(1,026)	Regulatory asset(1)
Central Hudson interest rate swap contract	-	-	-	-	Regulatory asset(1)
Total	$(7,547)	$1,089	$(22,032)	$63

Central Hudson
Designated as Hedging Instruments:
None

Not Designated as Hedging Instruments:
	Amount of Gain/(Loss) Recognized as (Increase)/Decrease in Purchased Electric and Purchased Natural Gas				Location of Gain/(Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Electricity swap contracts	$(7,314)	$1,089	$(10,778)	$1,089	Regulatory asset(1)
Natural gas swap contracts	(233)	-	(11,254)	(1,026)	Regulatory asset(1)
Interest rate swap contract	-	-	-	-	Regulatory asset(1)
Total	$(7,547)	$1,089	$(22,032)	$63

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC-authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

Central Hudson recorded actual net losses of $7.5 million and $22.0 million on such hedging activities for the three and six months ended June 30, 2009, as compared to a net gain of $1.1 million and $0.1 million for the same periods in 2008.  For more information regarding the fair value of the Company’s outstanding derivative contracts, see Note 15 – “Financial Instruments”.

In the three and six months ended June 30, 2009 and 2008, Griffith’s call options were effective with no gains or losses from ineffectiveness recorded. The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid for these derivative instruments.  The total fair value of open derivative instruments at June 30, 2009 was a net unrealized gain of $0.1 million.  The total fair value at December 31, 2008 and June 30, 2008 was zero and a net unrealized gain of $0.3 million, respectively.  These amounts were recorded in each period as part of the cost or price of the related commodity transactions.  The fair values of call options are determined based on the market value of the underlying commodity.   The total net loss including premium expense was not material in the three and six months ended June 30, 2009.  Unrealized losses expected to be reclassified into earnings over the next twelve months are not material.  A total net gain including premium expense of $0.8 million and $1.9 million was recorded in the three and six months ended June 30, 2008.

In addition to the above, Central Hudson and Griffith use weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns if such contracts can be obtained on reasonable terms.  Weather derivative contracts are not subject to the provisions of SFAS 133 and are accounted for in accordance with EITF Issue No. 99-2, Accounting for Weather Derivatives.  In the three and six months ended June 30, 2009, Central Hudson made no payment to and received no payment from counterparties.  In the three and six months ended June 30, 2008, no payments were made to or received from counterparties.  In the three and six months ended June 30, 2009, Griffith made no settlement payment to and received no payment from counterparties and made a settlement payment of $0.2 million to counterparties respectively.  In the three and six months ended June 30, 2008, Griffith did not make or receive settlement payments to or from counterparties.

NOTE 15 - FINANCIAL INSTRUMENTS

Assets and Liabilities Recorded at Fair Value

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

On June 30, 2009, CH Energy Group reported one major category of assets and liabilities at fair value; derivative contracts.  Derivative contracts are measured on a recurring basis.  The fair value of CH Energy Group's reportable assets and liabilities at June 30, 2009, December 31, 2008 and June 30, 2008 by category and hierarchy level follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2009
Liabilities
Derivative Contracts:
Central Hudson - Electric	$(11,271)	$-	$-	$(11,271)
Central Hudson - Natural Gas	(3,003)	(3,003)	-	-
Griffith Oil - Heating Oil	97	97	-	-
Total Liabilities	$(14,177)	$(2,906)	$-	$(11,271)

As of December 31, 2008
Liabilities
Derivative Contracts:
Central Hudson - Electric	$(5,538)	$-	$-	$(5,538)
Central Hudson - Natural Gas	(10,221)	(10,221)	-	-
Total Liabilities	$(15,759)	$(10,221)	$-	$(5,538)

As of June 30, 2008
Assets
Derivative Contracts:
Central Hudson - Electric	$8,362	$-	$-	$8,362
Central Hudson - Natural Gas	1,294	1,294	-	-
Griffith - Heating Oil	341	341	-	-
Total Assets	$9,997	$1,635	$-	$8,362

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008
Balance at Beginning of Period	$(17,506)	$591
Unrealized gains	6,235	7,771
Realized (losses)/gains	(7,314)	1,089
Purchases, issuances, sales and settlements	7,314	(1,089)
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(11,271)	$8,362

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

	Six Months Ended
	June 30, 2009	June 30, 2008
Balance at Beginning of Period	$(5,538)	$77
Unrealized (losses)/gains	(5,733)	8,285
Realized (losses)/gains	(10,778)	1,089
Purchases, issuances, sales and settlements	10,778	(1,089)
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(11,271)	$8,362

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

For more information regarding derivative activities of the Company, see Note 14 - "Accounting for Derivative Instruments and Hedging Activities".

Other Fair Value Disclosures

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents:  The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term Debt:  The fair value is estimated based on the quoted market prices for the same or similar issues or to current rates offered to CH Energy Group or Central Hudson for debt of the same remaining maturities and credit quality.

Notes Payable:  The carrying amount approximates fair value because of the short maturity of those instruments.

Notes Receivable:  The carrying value approximates fair value based on current market rates for notes issued by companies with comparable credit risk.

CH ENERGY GROUP
Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

June 30, 2009

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$-	$24,000	$-	$36,000	$30,000	$258,046	$348,046	$350,350
Estimated Effective Interest Rate	-%	4.38%	-%	6.71%	6.92%	5.95%	6.01%

Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						1.19%	1.19%

				Total Debt Outstanding			$463,896	$466,200
				Estimated Effective Interest Rate			4.80%

December 31, 2008

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$20,000	$24,000	$-	$36,000	$30,000	$208,044	$318,044	$296,086
Estimated Effective Interest Rate	6.06%	4.38%	-%	6.71%	6.92%	5.79%	5.91%

Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						4.10%	4.10%

				Total Debt Outstanding			$433,894	$411,936
				Estimated Effective Interest Rate			5.43%

CENTRAL HUDSON
Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

June 30, 2009

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$-	$24,000	$-	$36,000	$30,000	$208,046	$298,046	$299,287
Estimated Effective Interest Rate	-%	4.38%	-%	6.71%	6.92%	5.79%	5.90%

Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						1.19%	1.19%

				Total Debt Outstanding			$413,896	$415,137
				Estimated Effective Interest Rate			4.58%

December 31, 2008

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$20,000	$24,000	$-	$36,000	$30,000	$208,044	$318,044	$296,086
Estimated Effective Interest Rate	6.06%	4.38%	-%	6.71%	6.92%	5.79%	5.91%

Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						4.10%	4.10%

				Total Debt Outstanding			$433,894	$411,936
				Estimated Effective Interest Rate			5.43%

NOTE 16 – SUBSEQUENT EVENTS

CH Energy Group has performed an evaluation of subsequent events through August 4, 2009, the date the financial statements were issued and noted one event occurring subsequent to June 30, 2009 and through the date of our evaluation requiring disclosure.  On July 10, 2009, Central Hudson contributed $8.0 million to its Retirement Plan.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

BUSINESS OVERVIEW

CH Energy Group is a holding company with four business units:

Business Segments
(1)	Central Hudson’s regulated electric utility business;
(2)	Central Hudson’s regulated natural gas utility business;
(3)	Griffith’s fuel distribution business; and

Other Businesses and Investments
(4)
CHEC’s investments in renewable energy supply, ethanol production, energy efficiency, an energy sector venture capital fund, and the holding company’s earnings, which consist primarily of inter-company interest income.

A breakdown by business unit of CH Energy Group’s operating revenues of $200.2 million and $313.7 million for the three months ended June 30, 2009 and 2008, respectively, is illustrated below.

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 2nd Quarter 2009: 25% cost recovery revenues + 29% other revenues = 54%
Electric 2nd Quarter 2008: 28% cost recovery revenues + 18% other revenues = 46%
Natural gas 2nd Quarter 2009: 10% cost recovery revenues + 6% other revenues = 16%
Natural gas 2nd Quarter 2008: 10% cost recovery revenues + 4% other revenues = 14%
Griffith 2nd Quarter 2009: 25% commodity costs + 4% other revenues = 29%
Griffith 2nd Quarter 2008: 36% commodity costs + 3% other revenues = 39%

A breakdown by business unit of CH Energy Group’s operating revenues of $578.7 million and $723.4 million for the six months ended June 30, 2009 and 2008.

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric YTD 2009: 24% cost recovery revenues + 21% other revenues = 45%
Electric YTD 2008: 24% cost recovery revenues + 16% other revenues = 40%
Natural gas YTD 2009: 15% cost recovery revenues + 6% other revenues = 21%
Natural gas YTD 2008: 12% cost recovery revenues + 5% other revenues = 17%
Griffith YTD 2009: 30% commodity costs + 3% other revenues = 33%
Griffith YTD 2008: 40% commodity costs + 2% other revenues = 42%

A breakdown by business unit of CH Energy Group’s net (loss)/income of $(1.5) million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, is illustrated below.  The results for the three-month periods reflect the seasonality of Central Hudson’s natural gas business and Griffith’s fuel oil distribution business.

A breakdown by business unit of CH Energy Group’s net income of $21.7 million and $21.0 million for the six months ended June 30, 2009 and 2008, respectively, is illustrated below.

A breakdown by segment of CH Energy Group’s total assets of $1,699 million as of June 30, 2009 is illustrated below.

As the graphs above indicate, as of June 30, 2009, 86% of CH Energy Group’s assets are employed in the electric and natural gas businesses, which are subject to regulation by the PSC (as discussed in more detail below), and the remaining 14% of its assets are employed in non-regulated businesses.  Due to the seasonality of the fuel distribution and natural gas businesses, each business unit’s relative contribution to total earnings can vary significantly from quarter to quarter.  As such, a more meaningful view of results can be seen on a rolling twelve month basis.  For the twelve months ended June 30, 2009, CH Energy Group derived 67% of its net income from the regulated electric and natural gas business and 33% of its net income from the non-regulated businesses  The unregulated businesses’ contribution to earnings has increased over the past few years primarily due to the increased earnings of Griffith combined with Central Hudson’s lower earnings which have resulted from actual sales volumes falling significantly below the projected levels in the 2006 Rate Order.  The large relative proportion of the regulated utility business is supportive of stability of earnings over the long-term.  CH Energy Group believes that this business profile appeals to the risk appetite and return expectations of its shareholder base.

CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and share price appreciation over time, which should result from earnings growth over the long-term.  CH Energy Group seeks to employ its resources in a manner that supports this objective.  The Company regularly considers a range of strategies that include: acquisitions, alternative financial structures, operating efficiency improvements, allocation of capital between business units, entry into new lines of business, and divesting all or portions of existing lines of business.  The mix of strategies or relative emphasis on each strategy evolves over time, based on the expected contribution of each strategy to shareholder value.  CH Energy Group also believes managing risk is another important component of its strategy to deliver value to shareholders, and emphasizes earnings and cash flow stability and creditworthiness.

During the second quarter of 2009, the Company continued its business focus on investing in the regulated electric and natural gas businesses of Central Hudson.  Central Hudson continued to pursue additional opportunities for investment in its infrastructure, as well as expanded opportunities in electric and gas transmission, renewable energy production and energy efficiency services.  Acquisitions by Griffith have remained suspended through the second quarter of 2009, pending completion of Management’s strategic review of this business.  During the second quarter of 2009, CHEC invested in a landfill gas project which is expected to provide stable and predictable income streams and cash flow.  This investment is discussed in more detail under Other Businesses and Investments.  CHEC continues to pursue additional investments with similar characteristics.  Based on current market conditions, the Company does not expect to invest in new ethanol projects.

CH Energy Group believes access to liquidity is fundamental to its long-term success.   In the second quarter of 2009, CH Energy Group privately placed $50 million of senior unsecured notes, at an interest rate of 6.58%, for the first time introducing long-term debt that is expected to be serviced by non-utility operations and investments.  With the continued growth of Central Hudson and with success in developing new opportunities at CHEC, the Company believes that it may also be appropriate at some point in the next few years to issue additional shares of common equity as part of the Company’s financing program.  CH Energy Group also expects to consider selling assets in its portfolio to raise cash and avoid, reduce, or postpone an issuance of additional shares of common stock, as conditions warrant.

CENTRAL HUDSON

Central Hudson delivers electricity and natural gas to approximately 300,000 electric customers and 74,000 natural gas customers in a defined service territory in the Mid-Hudson Valley region of New York State.  The rates Central Hudson charges its customers are set by the PSC.  These rates are designed to recover the cost of providing safe and reliable service to Central Hudson’s customers and to provide a fair and reasonable return on the capital invested by shareholders.  Central Hudson’s earnings are derived primarily from the revenue it generates from delivering energy to its customers.  Central Hudson also procures supplies of electricity and natural gas for customers who have not chosen to utilize an independent third party supplier.  The PSC has authorized Central Hudson to recover the costs of the electric and gas commodities from customers, without earning a profit on the commodity costs.

Central Hudson’s Management seeks to increase shareholder value through obtaining current recovery of its costs of doing business, increasing its rate base, and earning an allowed Return on Equity (“ROE”) that provides a fair and reasonable return for providers of equity capital.  Management is committed to providing safe and reliable service, to customer satisfaction, and to promoting positive customer and regulatory relations.  Management believes these commitments are important in its efforts to obtain full cost recovery and reasonable returns for shareholders.  Management’s strategies include effectively managing costs, requesting rate increases to align the revenues from customers with the cost of providing service, and investing in its energy delivery infrastructure.

Central Hudson filed a rate increase request with the PSC in July 2008.  A final, amended, Order was issued by the PSC on June 26, 2009, for rates beginning July 1, 2009.  The Order includes a $39.6 million and $13.8 million increase in electric and gas delivery rates, respectively (of which $20 million is non-cash), a 10.0% allowed return on equity (“ROE”) and a common equity layer of 47%.  Additionally, the Order approved electric and gas Revenue Decoupling Mechanisms (“RDM”) which should serve to prevent the significant revenue shortfall such as that which occurred during the last three years.  Although the PSC recognized Central Hudson’s efforts and performance in terms of high quality of service, productivity improvements and strong cost management, the PSC’s Order included less than full recovery for certain elements of cost, which could result in Central Hudson earning less than the 10.0% authorized ROE.  First, the PSC disallowed portions of Central Hudson’s labor expense and insurance costs.  Second, the approved rates reflected a $3 million “austerity” adjustment that the PSC stated was necessary to reduce the impact on customers’ bills in light of the weakness in the financial markets and rising unemployment.  As discussed in more detail under PSC Proceedings, Central Hudson has filed a Petition for Rehearing on certain of the disallowed costs.  Although the outcome of this petition cannot be predicted, it is not expected to have a material impact on Central Hudson’s earnings or cash flows.  Central Hudson’s Management will seek to control its costs in a manner that will minimize the impact that the cost disallowances and austerity adjustment have imposed on Central Hudson’s ability to earn its 10.0% authorized ROE.

The capital intensive nature of Central Hudson’s business and its obligation to serve all customers in its franchise area require continuous access to capital on reasonable terms.  Central Hudson has historically maintained a strong capital structure and access to capital through committed and uncommitted lines of credit.

GRIFFITH

Griffith provides petroleum products and services to approximately 111,000 customers in a market area comprised primarily of parts of Connecticut, Delaware, Washington, D.C., Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and West Virginia.  Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment.

Below is a breakdown of Griffith’s gross profit of $15.6 million and $15.8 million by petroleum product and by service and installations for the three months ended June 30, 2009 and 2008, respectively.

Below is a breakdown of Griffith’s gross profit of $55.8 million and $48.9 million by petroleum product and by service and installations for the six months ended June 30, 2009 and 2008, respectively.

Griffith’s Management seeks to increase shareholder value primarily through increased earnings as a result of continued improvements in operations and by providing its free cash flow to CH Energy Group.  Management’s strategies to achieve these goals include effectively managing costs, minimizing commodity risk and expanding margins.

Management believes that Griffith’s strong brand name, effective cost management practices, and reputation for high quality, dependable service, position it well for future contributions to CH Energy Group’s earnings and cash flows.

Management is conducting a strategic review of Griffith in light of recent energy price volatility and changes in customer behavior and evaluating each of its products and markets to determine the best strategy to deliver long-term value to CH Energy Group shareholders.

OTHER BUSINESSES AND INVESTMENTS

In addition to Griffith, CHEC derives earnings through investments in renewable energy supply, ethanol production, energy efficiency, and an energy sector venture capital fund.  This business unit also includes the holding company’s earnings, which consist primarily of inter-company interest income.

CHEC’s investment objectives are to increase earnings and cash flow with a heightened focus on investments with stable and predictable income streams and cash flows.  From a portfolio perspective, Management seeks to limit earnings and cash flow volatility through diversification of its investments.  The Company believes that renewable energy markets provide opportunities that fit well with CHEC’s objectives.

CHEC is investing in a project under which it will develop, construct, own and operate a landfill gas to electric project in Auburn, NY.  The project will utilize methane gas generated by the City of Auburn landfill to produce and sell electricity to the City.

CHEC’s subsidiary, CH-Greentree, entered into an agreement in April 2009 to develop, construct and own a molecular gate system to be leased to Beacon Landfill Gas Holdings (“Beacon”) and installed and operated at Beacon’s currently operating landfill gas processing plant at the Greentree landfill facility in western, Pennsylvania.  The molecular gate will be used to remove nitrogen from landfill gas produced by the Greentree facility thereby increasing its energy content and allowing Beacon to sell more of its gas output.  The term of the lease is seven years and construction was substantially complete on June 30, 2009.  This investment is expected to provide stable, predictable earnings and cash flow as the quarterly lease payments are fixed for the next seven years and CH-Greentree does not have any operational responsibilities that would impact earnings or cash flows.

OVERVIEW OF SECOND QUARTER RESULTS

Losses for CH Energy Group totaled $0.09 per share in the second quarter of 2009, versus earnings of $0.11 per share in the same period of 2008. Year-to-date earnings were $1.37 per share, as compared to $1.33 per share during the first half of 2008.

Second quarter 2009 results by business were as follows:

Central Hudson

Central Hudson's contribution to earnings per share was $0.06, $0.19 per share lower than the second quarter of 2008.  Results were driven by a 5% decline in weather-normalized sales and a 12% increase in the number of uncollectible accounts, both indicative of the weaker economy that prevailed during the quarter.  Higher operating expenses also combined with other factors to reduce quarterly earnings.

Year-to-date, Central Hudson has earned $0.84 per share compared to $0.98 per share posted for the first six months of 2008.  The favorable impacts of weather from the first quarter of 2009 partially offset the decline in sales volume and higher expenses incurred in the first half of 2009.

Griffith

Griffith posted a loss of $0.14 per share in the second quarter of 2009, a $0.03 per share improvement over the second quarter of 2008.  Griffith’s reduction in loss was due primarily to a reduction in operating costs.  This quarterly loss was expected due to the seasonality of Griffith’s fuel delivery business.

Year-to-date, Griffith has earned $0.50 per share compared to $0.20 per share posted for the first six months of 2008.  Griffith’s 150% improvement in earnings was due primarily to increased margins on the sale of petroleum products and reduced operating expenses, partially offset by a reduction in sales volume.  The reduction in sales volume was mitigated by colder weather in 2009 than in 2008.

Other Businesses and Investments

CH Energy Group (the holding company) and CHEC’s partnerships and other investments posted a loss of $0.01 toward corporate earnings per share in the second quarter of 2009, a decrease of $0.04 per share from the same period in 2008.  This quarterly loss was primarily a result of an equipment repair that necessitated taking the Lyonsdale facility off line for several weeks.  Currently, the plant is back on line with an improved capacity factor as a result of the repair.

Year-to-date earnings per share for these units totaled $0.03 per share compared to $0.15 per share posted for the first six months of 2008.  Year-to-date earnings were also impacted $0.05 by a reserve recorded in the first quarter of 2009 related to a development project of CHEC.  The reserve represents the full amount of the note receivable investment for development expenditures and this project represents CHEC’s only current early-stage development project.  Additionally, outages at the Lyonsdale facility lowered earnings by $0.04 year-to-date.

PSC PROCEEDINGS

ELECTRIC AND NATURAL GAS RATE INCREASE
(Cases 08-E-0887 and 08-G-0888 - Proceeding on Motion of the PSC as to the Rates, Charges, Rules and Regulations of Central Hudson Gas & Electric Corporation for Electric and Gas Service)

Background:  On July 31, 2008, Central Hudson filed an electric and natural gas rate case with the PSC to increase, effective July 1, 2009, electric and natural gas delivery rates which have been in effect since July 1, 2008, the final term of a three-year rate plan that took effect on July 1, 2006.

Final Order:  On June 22, 2009, the PSC issued its Order Adopting Recommended Decision with Modifications which was subsequently modified with an Errata Notice issued on June 26, 2009 (“2009 Rate Order”).  Components of the 2009 Rate Order include:
➢
Electric and gas delivery increases effective July 1, 2009 of $39.6 million and $13.8 million, respectively.  The electric rate increase will be moderated by a $20.0 million customer bill credit from an excess depreciation reserve.

➢	Common equity layer of 47% of permanent capital
➢	Base return on equity (“ROE”) of 10.0% return on equity
➢
Revenue Decoupling Mechanisms (“RDMs”) for both electric and gas delivery service.  While the primary purpose of the RDMs is to remove a disincentive for the Company to promote energy efficiency to its customers, they should also serve to prevent a significant revenue shortfall such as that which occurred during the three year period of the rate plan which ended on June 30, 2009.

➢
An austerity expense savings imputation of $3.0 million ($2.4 million electric and $0.6 million gas, respectively).  The 2009 Rate Order required the Company to supplement its June 15 austerity filing to identify specific capital and expense reductions that will be used to implement its austerity program (which is further discussed below in Case 09-M-0435).

➢
Continued funding for the full recovery of the Company’s current pension and OPEB costs and continues deferral authorization for pensions, OPEBs, research and development costs, stray voltage testing, MGP site remediation expenditures and electric and gas supply cost recovery and variable rate debt.

➢
New deferral authorizations for: fixed debt costs; the costs to bring electric lines into compliance with height above ground requirements; and the recently enacted New York State Temporary State Assessment.

➢	Continuation, with minor modifications, of the Company’s Electric Reliability, Gas Safety and Customer Service performance mechanisms
➢
Recovery through offset against a deferred liability account (non-cash) of the $3.3 million in incremental storm restoration costs incurred from the December 2008 ice storm (which is further discussed below).

PETITION FOR REHEARING
(Cases 08-E-0887 and 08-G-0888 - Proceeding on Motion of the PSC as to the Rates, Charges, Rules and Regulations of Central Hudson Gas & Electric Corporation for Electric and Gas Service)

Background:  On July 22, 2009, Central Hudson filed a Petition for Rehearing on certain portions of the 2009 Rate Order.  In addition to a technical correction and request for clarification on the application of carrying charges, the petition sought rehearing on the following:

➢	The accounting treatment and level of expense associated with the cost of removal for gas main replacements.
➢	The disallowance of 50% of Central Hudson’s Directors and Officers insurance.
➢	Inadequate recovery of non-MGP environmental expenses.
➢	Inconsistency of the carrying charge rate for RDMs relative to other comparable deferred items.
➢	Central Hudson pointed out that the impact of the above items results in Central Hudson not having a reasonable opportunity to earn the allowed ROE approved in the 2009 Rate Order.

Potential Impacts:  No prediction can be made regarding the outcome to this proceeding at this time.

NEW ELECTRIC AND NATURAL GAS RATE FILING REQUEST

Background:  On July 31, 2009, Central Hudson filed an electric and natural gas rate case with the PSC.  Central Hudson is seeking to increase electric and natural gas delivery rates, which have been in effect since July 1, 2009.

Central Hudson has proposed a one-year increase of $15.2 million and $3.9 million of electric and natural gas delivery rates, respectively.  The filing is being made in order to align electric and natural gas delivery rates with the projected costs of providing electric and gas service to our customers.  Factors contributing to the need for an increase in rates are higher operating costs, regulatory mandates, the ongoing need for electric and natural gas system infrastructure improvements, increased prices for materials and supplies and rising property taxes.  The filing also seeks to recover projected expenditures associated with MGP site remediation, stray voltage testing of Central Hudson owned and municipally owned electric facilities, as well as distribution line tree trimming and enhanced electric transmission right of way management practices.

Central Hudson has requested a common equity layer of 48% and a base return on equity (“ROE”) of 10.0%.  The current Rate Order permits a common equity layer of 47% with an allowed base ROE of 10.0%.

It is anticipated that the PSC will suspend the filing and requested delivery rate increases and initiate a full review of the filing.  A PSC Order establishing new rates is not expected until the second quarter of 2010.  No prediction can be made as to the final outcome of the rate filing.

NEW YORK STATE TEMPORARY ASSESSMENT
(Case 09-M-0311 - Implementation of Chapter 59 of the Laws of 2009 Establishing a Temporary Annual Assessment Pursuant to Public Service Law §18-a(6)

Background:  On April 7, 2009, NYS enacted the NYS Budget of 2009-2010, which in part requires the PSC to collect a Temporary State Energy and Utility Service Conservation Assessment (“Temporary State Assessment”) from April 4, 2009 to March 31, 2014.  On June 19, 2009, an Order was issued in the above proceeding authorizing recovery by utilities of the revenues required for payments of the Temporary State Assessment, including carrying charges, subject to reconciliation over five years, July 1, 2009 through June 30, 2014.  The Temporary State Assessment imposes a charge of 2% of gross intrastate operating revenues, less the amounts assessed for the PSC General Assessment to be collected from customers in a separately stated surcharge on customer bills effective July 1, 2009.  The Company submitted its compliance filing in this proceeding on June 29, 2009.

DEVELOPMENT OF UTILITY AUSTERITY PROGRAMS
(Case 09-M-0435 – Proceeding on the Motion of the Commission Regarding the Development of Utility Austerity Programs)

Background:  On May 15, 2009, the PSC issued a Notice directing each utility to closely examine its capital expenditures, operation and maintenance expenses and any other expense area over which it has discretion, to identify costs that may be reduced without impairing the ability to provide safe and adequate service.  The Notice also directed each utility to report to the PSC by June 15, 2009 concerning actions taken by the utility since September 2008 to respond to the need for austerity, the utility’s plans for austerity in the future, the appropriate allocation of the austerity cost savings between customers and shareholders, and the mechanisms proposed to deliver the customer portion of the savings to customers as promptly as possible.

Notable Activity:

2009

➢
June 15, 2009 – Central Hudson filed its response, describing the financial austerity conditions it had been operating under throughout the term of the 2006 Rate Order, and identifying capital costs it may avoid or defer to the next year and expense reductions that could be taken as further austerity measures.

➢	June 22, 2009 – The PSC incorporated $3 million in austerity reductions into Central Hudson’s rates that were approved in the 2009 Rate Order for rates beginning July 1, 2009.
➢
July 7, 2009 – Central Hudson filed its required Supplemental Austerity filing identifying electric, gas and common capital reductions that equate to $980,000 of the $2.4 million electric and $360,000 of the $600,000 Economic Austerity Imputations established in the 2009 Rate Order.  To address the balance of the austerity imputation, Central Hudson proposed expense reductions to research and development activities; executive salary freezes during 2010; certain maintenance expenditures; and information and institutional advertising.  Central Hudson also proposed to fund the allowance for the approved transmission enhanced infrastructure maintenance program through charges to its remaining electric excess depreciation reserve.  None of the measures proposed by the Company are expected to materially affect the Company’s ability to provide safe and reliable service in the rate year.

Potential Impacts:  The incorporation of the $3 million austerity reduction into the 2009 Rate Order could result in Central Hudson earning less than the 10.0% ROE allowed in the 2009 Rate Order.  No prediction can be made regarding the outcome to this proceeding at this time.

OTHER PSC PROCEEDINGS AND ADMINISTRATION INITIATIVES

CH Energy Group and Central Hudson continue to monitor a number of generic and specific regulatory proceedings.  Neither CH Energy Group nor Central Hudson can predict the final outcome of New York State’s energy policies, or the following PSC proceedings.

ENERGY EFFICIENCY PORTFOLIO STANDARD AND STATE ENERGY PLANNING
(Case 07-M-0548 – Proceeding on Motion of the PSC Regarding an Energy Efficiency Portfolio Standard and Governor Paterson’s Executive Order issued April 9, 2008)

Background:  Governor Paterson affirmed his support for the previous administration’s goal of substantially reducing electricity usage.  In support of this goal, the PSC is investigating various approaches to reduce customers’ demand for energy and to provide utility incentives for meeting specified energy savings targets.

Notable Activity:

2008

➢	State Energy Plan
•	Governor Paterson issued an Executive Order establishing a State Energy Planning Board and authorizing the creation and implementation of a State Energy Plan (“SEP”).
•
Central Hudson submitted its own comments on the draft scope of the State Energy Plan and joined those submitted by the Energy Association of New York State Member Companies’ comments.  Central Hudson also provided briefing papers to the SEP working group on pressing issues facing Central Hudson for consideration in developing the SEP.

➢	PSC
•
Central Hudson has filed comments with the PSC supporting the opportunity to establish energy efficiency businesses, with corresponding opportunities to contribute to the state energy goal of reducing electricity consumption by 15% by 2015 and provide meaningful earnings for investors from energy efficiency services.

•
The PSC established energy efficiency targets to be achieved by individual utilities through 2011 that included three utility administered fast track programs and five fast track programs to be administered by the New York State Energy Research and Development Authority (“NYSERDA”).  Central Hudson has filed its plans to implement its programs with the PSC.

•	Effective October 1, 2008, the PSC ordered the creation of a gas System Benefit Charge and increased electric System Benefit Charges to invest in funding these energy efficiency programs.

2009
•
On January 7, 2009, Governor Paterson outlined various strategies and policy goals in his State of the State address, including one of the most aggressive clean energy goals in the country, with a goal for New York to meet 45% of its electricity needs by 2015 (“45 x 15”) through improved energy efficiency and clean renewable energy production.  This would be accomplished by expanding the Renewable Portfolio Standard from 25% by 2013 to 30% by 2015 and decreasing electric usage by 15% by 2015.

•
A SEP Interim Report was issued for comment on March 31, 2009.  Central Hudson filed comments on May 15, 2009 in support of policies and efforts with potential to promote economic development and job creation, foster private investment, increase the tax base, enhance energy reliability, lower customer bills and protect public health, safety and the environment.  The SEP schedule has been modified to provide for the issuance of a 2009 Draft SEP on July 15, with a Final 2009 SEP to be issued October 15, 2009.

•
The PSC will continue to work on additional issues of the energy efficiency program design with participation by interested parties in various working groups that include utility performance incentives, on-bill financing, demand response and peak reduction and impacts on low-income and rental customers.

Potential Impacts: This PSC proceeding could result in opportunities for increased earnings from incentives associated with achieving energy efficiency targets or negative rate adjustments if the 70% performance criterion is not met.  No prediction can be made regarding the final outcome of this matter.

REQUESTS FOR DEFERRAL OF INCREMENTAL COSTS
(Case 09-M-0009 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Incremental Costs Related to the December 11, 2008 Ice Storm)

Background:  In December 2008, Central Hudson filed a petition with the PSC seeking approval to defer certain incremental and material storm restoration expenses resulting from a severe ice storm in December 2008 that disrupted service to approximately 72,000 of Central Hudson’s customers.  The initial petition sought PSC authorization to defer $3.1 million of incremental expenses at December 31, 2008.  An updated schedule showing total costs incurred at $3.3 million was provided to the PSC as of March 31, 2009.  The PSC authorized the deferral request and agreed that the incremental storm costs would be included on the electric offset list for the rate year in Central Hudson’s rate increase proceeding which was discussed earlier in this section.

(Case 09-M-0140 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Bad Debt Net Write-Off Expense for the Year Ended December 31, 2008)

Background:  In February 2009, Central Hudson filed a petition with the PSC seeking approval to defer incremental electric and gas net bad debt write-off expense incurred during the twelve months ended December 31, 2008 over the amounts currently provided for in rates.

(Case 09-G-0139 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Gas Leak Repairs Expense for the Year Ended December 31, 2008)

Background:  In February 2009, Central Hudson filed a petition with the PSC seeking approval to defer incremental gas non-labor expense related to leak repairs incurred during the twelve months ended December 31, 2008 over the amounts currently provided for in rates.

Notable Activity:

2008

➢	Storm Restoration Costs:
•	Central Hudson filed its petition on December 31, 2008.

2009

➢	Bad Debt Net Write-off Expense:
•	Central Hudson filed its petition on February 11, 2009.

➢	Gas Leak Repairs Expense:
•	Central Hudson filed its petition on February 11, 2009.

➢	Storm Restoration Costs:
•	Authorization for non-cash recovery in the June 22, 2009 Order in Case 08-E-0887.

Potential Impacts:  The $1.8 million of incremental net bad debt write-off expenses was reflected in Central Hudson’s earnings and cash flows in 2008.  This proceeding could result in deferral of these incremental uncollectible expenses which would result in an increase in earnings and upon future recovery, an increase in cash flows.  Central Hudson cannot predict the outcome of this matter.

The $479,000 of incremental non-labor gas leak repairs expense was reflected in Central Hudson’s earnings and cash flows in 2008.  This proceeding could result in deferral of these incremental expenses which would result in an increase in earnings and upon future recovery, an increase in cash flows.  The types of incremental costs included in Central Hudson’s petition were consistent with costs in petitions previously denied by the PSC; however, Central Hudson cannot predict the outcome of this matter.

ADVANCED METERING INFRASTRUCTURE
(Case 09-M-0074 - Proceeding on Matter of Advanced Metering Infrastructure)

Background:  On February 13, 2009, the PSC issued an Order establishing minimum functional requirements for Advanced Metering Infrastructure (“AMI”) in New York State and creating a process for the development of a generic approach to the benefit/cost analysis of AMI.  The February 13th Order directs Central Hudson to file an AMI pilot program within 60 days.  The filing requirements set forth by the PSC in the Order were designed to put utilities on track to potentially receive federal financial assistance that may become available under the American Recovery and Reinvestment Act of 2009’s Department of Energy (“DOE”) administered program for Electricity Delivery and Energy Reliability (“EDER”).  The DOE may provide grants to successful applicants under the EDER program in an amount equal to not more than 50% of the costs of qualifying investments.

Notable Activity:

2009
•	On April 14, 2009 Central Hudson filed its AMI and Smart Grid Proposal with the PSC.
•
On April 14, 2009, the PSC issued its “Proposed Framework for the Benefit-Cost Analysis of Advanced Metering Infrastructure”.  A Notice Seeking Comment on the proposal was also issued directing parties to file comments on the generic benefit-cost framework by June 15, 2009.

•	The Company filed comments on June 15, 2009.

Potential Impacts:  No prediction can be made regarding the outcome of this proceeding at this time.

THE AMERICAN RECOVERY AND REINVESTMENT ACT OF 2009 (“ARRA”) PROJECT FUNDING
(Case 09-E-0310 – In the Matter of American Recovery and Reinvestment Act of 2009 – Utility Filings for New York Economic Stimulus)

Background:  ARRA includes a DOE administered program for EDER.  The sum of $4.5 billion is appropriated by ARRA for the EDER program to be dispersed by DOE through a competitive grant process.  Additional funds may also be available through programs such as Transportation Electrification.

Notable Activity:

2009
•	The PSC on April 2, 2009 sent a letter to the state’s regulated utilities requesting a submittal of project lists from the utilities that are being considered for application for ARRA funding.
•
Regulated utilities, New York Power Authority (“NYPA”), Long Island Power Authority (“LIPA”), NYSERDA and NYISO, along with other parties have been discussing potential collaborative project filings, some of which are in development.

•	The ARRA funding in some cases only covers a portion of the project costs and therefore will require other funding sources which may include ratepayer funds for which PSC approval is required.
•	Central Hudson submitted its current project list to PSC on April 17, 2009 and filed its updated stimulus plans with the PSC on July 2, 2009.

Potential Impacts:  No prediction can be made regarding the outcome of this proceeding at this time.

CENTRAL HUDSON GAS & ELECTRIC FINANCING PETITION
(Case 09-M-0308 – Petition of Central Hudson Gas & Electric Corporation for Authority to enter into multi-year committed credit agreements and issue and sell long-term debt)

Background:  On March 26, 2009, Central Hudson filed a petition with the PSC seeking approval to (a) enter into multi-year committed credit agreements to provide committed funding to meet expected liquidity needs, in amounts not to exceed $175 million in the aggregate and maturities not to exceed five years, and (b) approval to issue and sell long-term debt, commencing immediately upon issuance of an order regarding the petition, and from time to time through December 31, 2012, in an amount not to exceed $250 million in the aggregate.

Notable Activity:

2009
•	Central Hudson filed its petition on March 26, 2009.
•	An order is expected in the case in August, 2009.

Potential Impacts:  If approved, Central Hudson’s ability to seek a higher level of committed credit would enable greater liquidity to support construction forecasts, known seasonality, volatile energy markets, adverse borrowing environments, and other unforeseen events.  In addition, the approval to issue and sell $250 million of long-term debt would support Central Hudson’s ability to finance its construction expenditures and contributions to the company’s pension and OPEB plans, as well as allow Central Hudson to refund maturing long-term debt, and potentially refinance $116 million of multi-modal long-term NYSERDA bonds, which are currently in auction rate mode.  No prediction can be made as to the final outcome of the filing.

CAPITAL RESOURCES AND LIQUIDITY

The growth of CH Energy Group's retained earnings in the six months ended June 30, 2009, contributed to the increase in the book value per share of its Common Stock from $33.17 at December 31, 2008, to $33.47 at June 30, 2009.  Book value per share at June 30, 2008 was $33.39 and the common equity ratio was 51.2%.  Common equity comprised 52.1% of total capital (including short-term debt) at June 30, 2009, an increase from 51.6% at December 31, 2008.

Both CH Energy Group’s and Central Hudson’s liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Statements of Cash Flows, and as discussed below.

The principal factors affecting CH Energy Group’s liquidity are the net cash flows resulting from the operations of its subsidiaries, subsidiary capital expenditures and investments, the external financing of its subsidiaries, and the dividends CH Energy Group pays to its shareholders.

Central Hudson’s cash flows from operating activities reflect principally its energy deliveries and costs of operations.  Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson, such as weather and economic conditions, including the price of energy and the resulting changes in customer usage.  Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC.  In general, changes in the cost of purchased electricity and natural gas may affect the timing of cash flows but do not directly impact net income, as these costs are fully recoverable through Central Hudson’s electric and natural gas cost adjustment mechanisms.  Higher energy prices also increase accounts receivable, which along with generally unfavorable economic conditions, can have an impact on customers’ ability to pay their bills on time, potentially resulting in a higher number of uncollectible accounts and an unfavorable impact on cash flows and results of operations.  Also, changes in energy prices and other factors may cause customers to use more or less energy than projected in the current rate plan.  Under the terms of the current rate plan, such variations are deferred, up to a maximum amount, for future recovery from or refund to customers. The maximum amounts are $4.0 million for electric delivery revenue and $2.0 million for natural gas delivery. These amounts effectively limit the cash impact of such sales variations and upon reaching these amounts recovery or refund would begin.

Central Hudson’s cash flows are also affected by capital expenditures, long-term financing for its growing asset base, fluctuations in working capital primarily caused by weather, energy prices, the level of customer accounts receivable, and other regulatory deferral mechanisms that may result in cash being expended in one period and recovered from customers in a subsequent period.

CH ENERGY GROUP - CASH FLOW SUMMARY

Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Six Months Ended June 30,
	2009	2008
Net Cash Provided By/(Used In):
Operating Activities	$117.1	$35.7
Investing Activities	(68.7)	(44.5)
Financing Activities	(23.1)	16.0
Net change for the period	25.3	7.2
Balance at beginning of period	19.8	11.3
Balance at end of period	$45.1	$18.5

CH Energy Group’s cash and cash equivalents increased by $25.3 million and $7.2 million for the six months ended June 30, 2009 and 2008, respectively.  For each of these periods, CH Energy Group’s working capital needs were provided by cash from operations and supplemented seasonally with short-term financing as needed.  Capital expenditures and dividends in both years, as well as acquisitions in 2008, were funded with cash from operations above working capital needs, and supplemented in 2008 with proceeds from the sale of short-term investments.  Lower working capital requirements as a result of decreasing energy prices at the end of 2008 and through the first half of 2009 allowed Central Hudson to absorb the redemption of the long-term debt at its maturity in January 2009 without refinancing, as well as repay short-term borrowings at both Central Hudson and Griffith in 2009.  Additionally, during the second quarter of 2009, CH Energy Group issued $50 million of 5-year notes to provide funding for unregulated investments.

Net cash provided by operations was $117.1 million and $35.7 million for the six months ended June 30, 2009 and 2008, respectively.  Cash provided by sales exceeded the period’s expenses and working capital needs for each year, particularly in 2009 when lower energy prices resulted in a significant return of working capital.  Contributions to Central Hudson’s pension and OPEB plans of $6.9 million and $17.0 million during the first six months of 2009 and 2008, respectively, also impacted cash from operations.

Net cash used in investing activities was $68.7 million and $44.5 million in the six months ended June 30, 2009 and 2008, respectively.  Cash was used primarily to fund investments in Central Hudson’s electric and natural gas systems.  In 2008, cash was also used for acquisitions made by Griffith and was partially offset by proceeds from the liquidation of short-term investments held by the holding company.

Net cash (used in) provided by financing activities was $(23.1) million and $16.0 million for the six months ended June 30, 2009 and 2008, respectively.  Financing activities have consistently included dividends of $17.0 million.  The proceeds of short-term debt were used to supplement working capital needs and to pay dividends in 2008.  Central Hudson’s and Griffith’s cash flows benefited from lower energy prices in the first half of 2009.  Cash from operations in excess of expenses and working capital needs was used to repay short-term borrowings in 2009 and redeem Central Hudson’s long-term debt of $20.0 million at maturity in January 2009.  In April 2009, CH Energy Group issued $50 million of 5-year notes, the proceeds of which will be used primarily for the repayment of short-term debt and for general corporate purposes.

CENTRAL HUDSON - CASH FLOW SUMMARY

Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Six Months Ended June 30,
	2009	2008
Net Cash Provided By/(Used In):
Operating Activities	$93.0	$36.0
Investing Activities	(63.3)	(38.8)
Financing Activities	(21.1)	4.0
Net change for the period	8.6	1.2
Balance at beginning of period	2.5	3.6
Balance at end of period	$11.1	$4.8

Central Hudson’s cash and cash equivalents increased by $8.6 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.  For each of these periods, Central Hudson’s working capital needs were provided by cash from operations and supplemented seasonally with short-term financing as needed.  Cash from operations in excess of expenses and working capital needs provided funding for capital expenditures in both 2009 and 2008.  In April 2009, Central Hudson received a $25 million equity investment from CH Energy Group to increase its equity ratio and bolster credit quality, consistent with its financial objectives and the 2009 Rate Order.  This investment was used to fund capital expenditures in its electric and natural gas systems, repaying short-term debt incurred for that purpose and displacing the need for additional long-term financing.  Lower working capital requirements as a result of decreasing energy prices at the end of 2008 and through the first half of 2009 allowed Central Hudson to absorb the redemption of the long-term debt at its maturity in January 2009 without refinancing and repay short-term borrowings in 2009.

Net cash provided by operations was $93.0 million and $36.0 million for the six months ended June 30, 2009 and 2008, respectively.  Cash provided by sales exceeded the period’s expenses and working capital needs in both periods, particularly in 2009 when lower energy prices resulted in a significant return of working capital.    Contributions to the pension and OPEB plans of $6.9 million and $17.0 million during the first half of 2009 and 2008, respectively, also impacted cash from operations.

Net cash used in investing activities of $63.3 million and $38.8 million in the six months ended June 30, 2009 and 2008, respectively, was primarily for investments in its electric and natural gas systems.

Net cash (used in) provided by financing activities was $(21.1) million and $4.0 million in the six months ended June 30, 2009 and 2008, respectively.  During these periods, Central Hudson retained its net income to invest in its transmission and distribution systems.  Short-term debt borrowings of $4.5 million in 2008 were used primarily to supplement working capital needs.  Central Hudson’s cash flow benefited from lower energy prices in the first half of 2009.  Cash from operations in excess of expenses and working capital needs were used to repay short-term borrowings in 2009 and redeem its long-term debt of $20.0 million at maturity in January 2009.  Additionally, an investment of $25.0 million from CH Energy Group in 2009 supplemented the funding of capital expenditures.

CAPITALIZATION – COMMON STOCK REPURCHASE PROGRAM

On July 27, 2007, the Board of Directors of CH Energy Group extended and amended the Common Stock Repurchase Program of the Company, which was originally authorized on July 25, 2002 and further disclosed in the caption “Repurchase Program” of Note 8 – “Capitalization – Common and Preferred Stock” to the Financial Statements of the Corporations’ 10-K Annual Report.

No common stock was repurchased during the six months ended June 30, 2009.

CAPITALIZATION – EQUITY INVESTMENT

In April 2009, CH Energy Group invested $25 million in Central Hudson, which was recorded as additional paid-in capital.  Central Hudson paid no common stock dividends in the first half of 2009 and is currently targeting an improved equity ratio of 48%.

CAPITALIZATION – ISSUANCE OF TREASURY STOCK

Effective January 26, 2009, CH Energy Group granted 2,930 restricted shares to certain officers and key employees of Griffith.  These restricted shares granted were issued from CH Energy Group’s treasury stock.

On May 1, 2009, performance shares earned as of December 31, 2008 for the award cycle with a grant date of April 25, 2006 were issued to participants.  Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group’s treasury stock.  A total of 4,560 shares were issued from CH Energy Group’s treasury stock on May 1, 2009.  Additionally, due to the retirement of one of Central Hudson’s executive officers on January 1, 2009, a pro-rated number of shares under the January 25, 2007 and January 24, 2008 grants were paid to this individual on July 2, 2009.  An additional 294 shares were issued from CH Energy Group’s treasury stock on this date in satisfaction of these awards.

For further information regarding the above equity compensation, see Note 11 – “Equity Based Compensation” of this Quarterly Report on Form 10-Q.  The Company intends to continue to utilize shares issued from CH Energy Group’s treasury stock for the payout of future performance awards.

CONTRACTUAL OBLIGATIONS

Other contractual obligations and commitments of CH Energy Group are disclosed in Note 12 – “Commitments and Contingencies” of this Quarterly Report on Form 10-Q under the caption “Electric Purchase Commitments.”

Central Hudson determines the amount it will contribute to its pension plan (the “Retirement Plan”) based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources.  The amount of the Retirement Plan’s liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Central Hudson considers the provisions of the Pension Protection Act of 2006 in determining its funding for the Retirement Plan for the near-term and future periods.  Funding for the Retirement Plan totaled $6.6 million for the six months ended June 30, 2009.  On July 10, 2009, Central Hudson made an additional contribution of $8.0 million to the Retirement Plan.  Central Hudson anticipates making an additional contribution of approximately $8.0 million to the Retirement Plan in 2009.

Employer contributions for OPEB plans were zero during the six months ended June 30, 2009 and $4.2 million during the six months ended June 30, 2008.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes and corporate resources.  Funding for the remainder of 2009 is expected to be approximately $2.6 million.

Adverse conditions in the economy and financial markets over the past year, significantly reduced the values of the assets held in the Retirement Plan and the OPEB Plans, and had a negative impact on the funded status of the plans.  If future market conditions do not improve sufficiently to offset these changes, additional contributions will likely be required in future years.  Management expects that such contributions will be incorporated in Central Hudson’s rate making process over time.  Central Hudson has investment policies for these plans, which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility.  Management cannot currently predict what impact the recent fall in the financial markets may have on the expected rate of return on plan assets or on future funding decisions.

FINANCING PROGRAM

CH Energy Group remains well positioned with a strong balance sheet and strong liquidity.  Significant capacity remains on CH Energy Group’s and Central Hudson’s committed credit facilities.  Despite credit spreads that are significantly higher than they were a year ago, Central Hudson’s strong credit ratings help facilitate access to long-term debt.  However, Management can make no assurance in regards to the availability or resulting terms and costs.  With the exception of the use of treasury shares for several restricted share grants and performance share awards earned, no significant equity issuance is currently planned for 2009.  CH Energy Group Common Stock has maintained a market premium to its book value, which is a preferred position should equity financing be sought.

At June 30, 2009, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and Key Bank National Association.  If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

At June 30, 2009, CH Energy Group, on a consolidated basis, had no outstanding balance under short-term debt and had cash and cash equivalents of $45.1 million.

CH Energy Group has a $150 million revolving credit facility with several commercial banks.  As of June 30, 2009 and December 31, 2008, there were no borrowings under this CH Energy Group revolving credit facility.  As of June 30, 2008, under this facility $14.0 million was outstanding.

Central Hudson maintains a revolving credit facility with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012.  As of June 30, 2009, there were no borrowings under this facility.  As of December 31, 2008 and June 30, 2008, there were no borrowings under Central Hudson’s revolving credit agreement.

Central Hudson also maintains certain uncommitted lines of credit that diversify its sources and provide competitive options to minimize its cost of short-term debt.  As of June 30, 2009, there was no balance outstanding under these lines of credit.  As of December 31, 2008 and June 30, 2008, Central Hudson’s outstanding balance on these lines of credit, in aggregate, was $25.5 million and $47.0 million, respectively.

Central Hudson’s current senior unsecured debt rating/outlook is A/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and A2/negative by Moody’s Investors Service (“Moody’s”).1

In January 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital.  As of April 30, 2009, Griffith Management allowed its uncommitted line of credit to expire.  As of December 31, 2008 and June 30, 2008, there were borrowings under this facility of $10.0 million and $15.0 million, respectively.  Griffith may seek to replace the credit line with credit from a commercial bank or an intercompany borrowing agreement with CH Energy Group.

CH Energy Group and Central Hudson believe they will be able to meet their reasonably likely short-term and long-term cash requirements, assuming that Central Hudson’s future rate plans reflect the costs of service, including a reasonable return on invested capital.

On March 27, 2009, Central Hudson filed with the Public Service Commission of the State of New York a Financing Petition seeking authorization to increase its multi-year committed credit to $175 million and to issue up to $250 million of long-term debt through December 31, 2012.  An order is expected in the case in August 2009.

Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by NYSERDA.  These NYSERDA bonds, totaling $166 million, are insured by Ambac.  The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is A/stable by Standard & Poor’s and Fitch Ratings and A2/negative by Moody’s.3

Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008.  Under the terms of the applicable indenture, the bonds were converted to a fixed rate of 6.5%, which will continue until their maturity in December 2028.

Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode.  Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a dutch auction.  Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008.  Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period.  Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed.  As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture.  Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process.  For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction as 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent.  In the second quarter of 2009, the average maximum rate applicable on the bonds was 0.80%.  In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds.  As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings.  To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt.  Effective April 1, 2009, Central Hudson entered into a one-year rate cap with Key Bank National Association to protect against unexpected short-term interest rate increases.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of variable rate 1999 NYSERDA Bonds.  Central Hudson would receive a payout if the bonds reset at rates above 4.375%.

_______________________________
3 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D. Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

In the second quarter of 2009, CH Energy Group privately placed exempt from registration under the Securities Act of 1933, $50 million of senior unsecured notes.  The notes bear interest at the rate of 6.58% per annum and mature on April 17, 2014.  CH Energy Group completed the sale of $35 million in principal amount of the notes on April 17, 2009, and $15 million in principal amount on June 15, 2009.  CH Energy Group will use the proceeds from the sale of the notes to refinance short-term debt and for general corporate purposes.

For additional information related to CH Energy Group’s and Central Hudson’s financing program, please see Note 7 – “Short-term Borrowing Arrangements”, Note 8 – “Capitalization – Common and Preferred Stock”, and Note 9 – “Capitalization – Long-term Debt” to the Financial Statements of the Corporations’ 10-K Annual Report.

EARNINGS PER SHARE

The following discussion and analyses include explanations of significant changes in revenues and expenses between the quarters ended June 30, 2009, and June 30, 2008, for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

The tables below present the change in earnings of CH Energy Group’s business units in terms of earnings for each share of CH Energy Group’s Common Stock.  Management believes this presentation is useful because these business units are each wholly owned by CH Energy Group.

CH ENERGY GROUP CONSOLIDATED

Earnings per Share (Basic)

	Three Months Ended June 30,
	2009	2008	Change
Central Hudson - Electric	$0.10	$0.23	$(0.13)
Central Hudson - Natural Gas	(0.04)	0.02	(0.06)
Griffith	(0.14)	(0.17)	0.03
Other Businesses and Investments	(0.01)	0.03	(0.04)
	$(0.09)	$0.11	$(0.20)

Note:
The information above is considered a non-GAAP financial measure.  This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  A reconciliation of each business unit's earnings per share to CH Energy Group's earnings per share, determined on a consolidated basis, is included in the table above.

Earnings per Share (Basic)

	Six Months Ended June 30,
	2009	2008	Change
Central Hudson - Electric	$0.50	$0.62	$(0.12)
Central Hudson - Natural Gas	0.34	0.36	(0.02)
Griffith	0.50	0.20	0.30
Other Businesses and Investments	0.03	0.15	(0.12)
	$1.37	$1.33	$0.04

Note:
The information above is considered a non-GAAP financial measure.  This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  A reconciliation of each business unit's earnings per share to CH Energy Group's earnings per share, determined on a consolidated basis, is included in the table above.

Losses for CH Energy Group totaled $0.09 per share in the second quarter of 2009, versus earnings of $0.11 per share in the same period of 2008. Year-to-date earnings were $1.37 per share, as compared to $1.33 per share during the first half of 2008.

The current quarter losses were primarily the result of insufficient revenues due to actual sales volumes falling significantly below the projected levels in the 2006 Rate Order that expired on June 30, 2009.  The favorable impacts of weather in the first quarter of 2009 outweighed the lower sales volumes for the first half of the year.  The rate increase approved by the PSC in the 2009 Rate Order effective July 1, 2009 for a twelve-month period addressed this shortfall and will enable CH Energy Group to better recover the costs incurred to provide safe and reliable service to customers while also providing a reasonable opportunity to earn an appropriate rate of return.

Second quarter 2009 results by business were as follows:

CENTRAL HUDSON

Earnings per Share (Basic)

	Three Months Ended June 30,
	2009	2008	Change
Electric	$0.10	$0.23	$(0.13)
Natural Gas	(0.04)	0.02	(0.06)
	$0.06	$0.25	$(0.19)

Earnings from Central Hudson's electric and natural gas operations decreased $0.19 per share in the three months ended June 30, 2009 compared to the same period in 2008 due to the following:

Regulatory Mechanisms and Unusual Events:
Cable attachment rents in 2008	$(0.03)
Rate increases	0.03
Weather normalized sales	(0.07)
Higher uncollectible accounts	(0.05)
Lower storm restoration expense	0.05
Higher depreciation	(0.03)
Higher tree trimming	(0.02)
Higher property and other taxes	(0.02)
Higher interest expense and carrying charges	(0.01)
Other	(0.04)
$(0.19)

Note:
The information in the above chart is considered a non-GAAP financial measure.  This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  A reconciliation of each business unit's earnings per share to CH Energy Group's earnings per share, determined on a consolidated basis, is included in the CH Energy Group Consolidated Earnings per Share (Basic) table.

Earnings per Share (Basic)

	Six Months Ended June 30,
	2009	2008	Change
Electric	$0.50	$0.62	$(0.12)
Natural Gas	0.34	0.36	(0.02)
	$0.84	$0.98	$(0.14)

Central Hudson’s earnings decreased $0.14 per share in the first six months of 2009 compared to the same period in 2008, due to the following:

Regulatory Mechanisms and Unusual Events:
Cable attachment rents in 2008	$(0.03)
Rate increases	0.09
Weather normalized sales	(0.09)
Higher uncollectible accounts	(0.10)
Lower storm restoration expense	0.08
Weather impact on sales (including hedging)	0.06
Higher depreciation	(0.08)
Higher tree trimming	(0.04)
Higher property and other taxes	(0.03)
Higher interest expense and carrying charges	(0.05)
Other	0.05
$(0.14)

Note:
The information in the above chart is considered a non-GAAP financial measure.  This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  A reconciliation of each business unit's earnings per share to CH Energy Group's earnings per share, determined on a consolidated basis, is included in the CH Energy Group Consolidated Earnings per Share (Basic) table.

Central Hudson's contribution to earnings per share was $0.06, $0.19 per share lower than the second quarter of 2008.  Results were driven by a 5% decline in weather-normalized sales and a 12% increase in the number of uncollectible accounts, both indicative of the weaker economy that prevailed during the quarter.  Higher operating expenses also combined with other factors to reduce second quarter earnings in 2009.

Year-to-date, Central Hudson has earned $0.84 per share compared to $0.98 per share posted for the first six months of 2008.  The favorable impacts of weather from the first quarter of 2009 partially offset the decline in sales volume and higher expenses incurred in the first half of 2009.

GRIFFITH

Earnings per Share (Basic)

Three Months Ended June 30,
2009	2008	Change
$(0.14)	$(0.17)	$0.03

Griffith’s earnings increased $0.03 per share in the three months ended June 30, 2009 compared to the same period in 2008 due to the following:

Margin on petroleum sales and services	$0.03
Weather normalized sales (including conservation)	(0.08)
Weather impact on sales (including hedging)	0.02
Operating expenses	0.04
Other	0.02
$0.03

(1)	For the purposes of the above chart, "Acquisitions" reflects the incremental effect of acquisitions made by Griffith in 2008.

Note:
The information in the above charts is considered a non-GAAP financial measure.  This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  A reconciliation of each business unit's earnings per share to CH Energy Group's earnings per share, determined on a consolidated basis, is included in the CH Energy Group Consolidated Earnings per Share (Basic) table.

Earnings per Share (Basic)

Six Months Ended June 30,
2009	2008	Change
$0.50	$0.20	$0.30

Griffith’s earnings increased $0.30 per share in the first six months of 2009 compared to 2008, due to the following:

Margin on petroleum sales and services	$0.25
Weather normalized sales (including conservation)	(0.21)
Weather impact on sales (including hedging)	0.15
Operating expenses	0.05
Acquisitions(1)	0.02
Other	0.04
$0.30

(1)	For the purposes of the above chart, “Acquisitions” reflects the incremental affect of acquisitions made by Griffith in 2008.

Note:
The information in the above charts is considered a non-GAAP financial measure.  This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  A reconciliation of each business unit's earnings per share to CH Energy Group's earnings per share, determined on a consolidated basis, is included in the CH Energy Group Consolidated Earnings per Share (Basic) table.

Griffith posted a loss of $0.14 per share in the second quarter of 2009, a $0.03 per share improvement over the second quarter of 2008.  Griffith’s reduction in loss was due primarily to a reduction in operating costs.  This quarterly loss was expected due to the seasonality of Griffith’s fuel delivery business.

Year-to-date, Griffith has earned $0.50 per share compared to $0.20 per share posted for the first six months of 2008.  Griffith’s 150% improvement in earnings was due primarily to increased margins on the sale of petroleum products and reduced operating expenses, partially offset by a reduction in sales volume.  The reduction in sales volume was mitigated by colder weather in 2009 than in 2008.

OTHER BUSINESSES AND INVESTMENTS

Earnings per Share (Basic)

Three Months Ended June 30,
2009	2008	Change
$(0.01)	$0.03	$(0.04)

The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in the three months ended June 30, 2009 compared to the same period in 2008 is due to the following:

Lyonsdale investment	$(0.02)
Holding company interest expense	(0.02)
$(0.04)

Note:
The information in the above chart is considered a non-GAAP financial measure.  This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  A reconciliation of each business unit's earnings per share to CH Energy Group's earnings per share, determined on a consolidated basis, is included in the CH Energy Group Consolidated Earnings per Share (Basic) table.

Earnings per Share (Basic)

Six Months Ended June 30,
2009	2008	Change
$0.03	$$0.15	$(0.12)

The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in the first six months of 2009 compared to the same period in 2008 is due to the following:

Buckeye investment	$(0.05)
Lyonsdale investment	(0.04)
Holding company interest expense	(0.02)
Other	(0.01)
$(0.12)

Note:
The information in the above chart is considered a non-GAAP financial measure.  This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  A reconciliation of each business unit's earnings per share to CH Energy Group's earnings per share, determined on a consolidated basis, is included in the CH Energy Group Consolidated Earnings per Share (Basic) table.

CH Energy Group (the holding company) and CHEC’s partnerships and other investments posted a loss of $0.01 toward corporate earnings per share in the second quarter of 2009, a decrease of $0.04 per share from the same period in 2008.  This quarterly loss was primarily a result of an equipment repair that necessitated taking the Lyonsdale facility off line for several weeks.  Currently, the plant is back on line with an improved capacity factor as a result of the repair.  The second quarter results also reflect interest expense from the issuance of long-term debt during the second quarter of 2009 which exceeds the interest income from intercompany loans to Griffith.

Year-to-date earnings per share for these units totaled $0.03 per share compared to $0.15 per share posted for the first six months of 2008.  Year-to-date earnings were also impacted $0.05 by a reserve recorded in the first quarter of 2009 related to a development project of CHEC.  The reserve represents the full amount of the note receivable investment for development expenditures and this project represents CHEC’s only current early-stage development project.  Additionally, outages at the Lyonsdale facility lowered earnings by $0.04 year-to-date.

RESULTS OF OPERATIONS

CENTRAL HUDSON

The following discussions and analyses include explanations of significant changes in revenues and expenses between the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended June 30, 2009 Over/(Under) same period in 2008		Six Months Ended June 30, 2009 Over/(Under) same period in 2008
	Amount	Percent	Amount	Percent
Operating Revenues	$(50,466)	(27)%	$(23,623)	(6)%

Operating Expenses:
Purchased electricity, fuel and natural gas	(50,060)	(42)%	(30,456)	(12)%
Depreciation and amortization	539	7%	1,184	8%
Other operating expenses	3,367	7%	7,440	7%
Total Operating Expenses	(46,154)	(26)%	(21,832)	(6)%
Operating Income	(4,312)	(37)%	(1,791)	(5)%
Other Income, net	(614)	(48)%	(1,716)	(62)%
Interest Charges	(272)	(4)%	(243)	(2)%
Income Before Income Taxes	(4,654)	(68)%	(3,264)	(12)%
Income Taxes	(1,680)	(65)%	(1,137)	(10)%
Net Income	$(2,974)	(71)%	$(2,127)	(13)%

The following discusses variations and the primary drivers of the changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes for Central Hudson’s regulated electric and natural gas businesses.

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three and six months ended June 30, 2009, compared to the same period in 2008.  Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.

Actual Deliveries

	Three Months Ended June 30, 2009 Increase/(Decrease) from same period in 2008		Six Months Ended June 30, 2009 Increase/(Decrease) from same period in 2008
	Electric	Natural Gas	Electric	Natural Gas
Residential	(4)%	(11)%	0%	2%
Commercial	(4)%	(7)%	(3)%	3%
Industrial and other(1)	(7)%	(20)%	(8)%	(15)%
Total Deliveries	(5)%	(11)%	(3)%	0%

(1)	Includes interruptible natural gas deliveries.

Weather Normalized Deliveries

	Three Months Ended June 30, 2009 Increase/(Decrease) from same period in 2008		Six Months Ended June 30, 2009 Increase/(Decrease) from same period in 2008
	Electric	Natural Gas	Electric	Natural Gas
Residential	(4)%	(7)%	(1)%	(1)%
Commercial	(3)%	(4)%	(3)%	0%
Industrial and other (2)	(7)%	(19)%	(8)%	(15)%
Total Deliveries	(5)%	(8)%	(4)%	(3)%

(2)	Excludes interruptible natural gas deliveries.
Note:
Due to a warming trend in actual weather over the past 30 years, Central Hudson has developed linear trend normal weather values for its electric and natural gas businesses.  This trend analysis results in approximately 330 and 300 less heating degree days compared to a rolling 30-year average for electric and natural gas, respectively.  The above chart of weather normalized deliveries was determined using Central Hudson's linear trend normal weather value.

Electric and natural gas deliveries to residential customers during the three and six months ended June 30, 2009 were negatively impacted by lower use per customer.  Weather also had an unfavorable impact on natural gas deliveries in the three months ended June 30, 2009.

For the six months ended June 30, 2009, however, the favorable impacts from the colder than normal weather in the first three months of 2009 as compared to 2008 outweighed the unfavorable impacts of lower use per customer for electric and natural gas over the first half of 2009 as well as the unfavorable weather impact on natural gas in the second quarter of 2009.

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

Change in Central Hudson Revenues
(In Thousands)

	Three Months Ended June 30, 2009 Increase/(Decrease) from same period in 2008
	Electric	Natural Gas	Total
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$(38,088)	$(9,324)	$(47,412)
Sales to others for resale	192	(3,381)	(3,189)
Other revenues with matching offsets	2,094	9	2,103
Subtotal	(35,802)	(12,696)	(48,498)

Revenues Impacting Earnings:
Customer sales	(498)	(722)	(1,220)
Other regulatory mechanisms	(686)	31	(655)
Pole attachments and other rents	(766)	-	(766)
Weather-hedging contracts	438	-	438
Other revenues	67	168	235
Subtotal	(1,445)	(523)	(1,968)
Total	$(37,247)	$(13,219)	$(50,466)

(1)
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

(In Thousands)

	Six Months Ended June 30, 2009 Increase/(Decrease) from same period in 2008
	Electric	Natural Gas	Total
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$(30,520)	$(2,951)	$(33,471)
Sales to others for resale	541	2,064	2,605
Other revenues with matching offsets	5,637	800	6,437
Subtotal	(24,342)	(87)	(24,429)

Revenues Impacting Earnings:
Customer sales	825	338	1,163
Other regulatory mechanisms	(994)	239	(755)
Pole attachments and other rents	(687)	-	(687)
Weather-hedging contracts	495	113	608
Other revenues	395	82	477
Subtotal	34	772	806
Total	$(24,308)	$685	$(23,623)

(1)
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

Electric revenues decreased in the three and six months ended June 30, 2009, as compared to the same periods in 2008, due to lower revenues with matching expense offsets.  The decrease reflects a decrease in energy cost adjustment revenues due to lower wholesale prices and lower delivery volumes, partially offset by the recovery of previously deferred costs.  These decreases were also offset by an increase in other revenues with matching expense offsets resulting from an increase in rates related to New York State (“NYS”) energy efficiency programs.  See the related offsets and further discussion of these programs under operating expenses.

Natural gas revenues decreased for the three months ended June 30, 2009, as compared to the same period in 2008, primarily due to lower revenues with matching expense offsets.  The decrease reflects a decrease in energy cost adjustment revenues due to lower net gas costs partially offset by an increase in volume, as well as lower revenues from gas sales to others for resale.

Natural gas revenues increased slightly for the six months ended June 30, 2009, as compared to the same period in 2008.  The two largest variations were within revenues with matching expense offsets.  Higher revenues primarily from gas sales to others for resale offset most of the decrease in energy cost adjustment revenues.  The decrease in energy cost adjustment revenue was driven primarily by lower net gas costs. The colder winter weather in the first quarter of 2009 as compared to 2008 resulted in an increase in volumes, which partially offset the decrease in prices.

Operating Expenses

The most significant elements of Central Hudson’s operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson’s energy cost adjustment mechanisms.  Additionally, there are other costs that are matched to revenues largely from customer billings, notably the cost of NYS energy efficiency programs, pensions and OPEBs.

Total utility operating expenses decreased 26% and 6% for the three and six months ended June 30, 2009, compared to the same periods in 2008.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended June 30, 2009 Increase / (Decrease) from same period in 2008	Six Months Ended June 30, 2009 Increase / (Decrease) from same period in 2008
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$(37,896)	$(29,979)
Purchased natural gas	(12,705)	(887)
NYS energy programs	2,639	5,950
Other matched expenses	(536)	487
Subtotal	(48,498)	(24,429)

Other Expense Variations:
Tree trimming	618	1,034
Uncollectible reserve	999	2,063
Purchased natural gas incentive arrangements	541	410
Storm restoration expenses	(1,417)	(2,113)
Depreciation and amortization	539	1,184
Other expenses	1,064	19
Subtotal	2,344	2,597

Total Decrease in Operating Expenses	$(46,154)	$(21,832)

(1)	Includes expenses that, in accordance with the 2006 Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.

In addition to the required adjustment to match revenues collected from customers, the variation in purchased electricity expense in the first three and six months of 2009 reflects the effects of both lower wholesale prices and lower volumes delivered.  The decrease in natural gas costs reflects lower net costs partially offset by increased volumes.  The increase in NYS energy program expenses relates to the costs of energy efficiency programs under the Energy Efficiency Portfolio Standard which began in October 2008, as well as, higher spending levels associated with other energy programs as authorized by the 2006 Rate Order. The decrease in storm restoration costs in 2009 was the result of lower and less severe storm activity this year.

Uncollectible expense increased as a result of the unfavorable economic conditions, particularly the rise in unemployment rates.

Other Income

Other income and deductions for Central Hudson for the three and six months ended June 30, 2009, decreased $0.6 million and $1.7 million compared to the same periods in 2008, primarily due to the recording of the regulatory adjustments for the recovery from or refund to customers resulting from changes in interest costs on Central Hudson’s variable rate debt.  This variation is offset by changes in the related interest charges.

Interest Charges

 Central Hudson’s interest charges for the three and six months ended June 30, 2009, as compared to the same periods in 2008, were essentially unchanged.  Increases resulting from higher outstanding debt balances and increased carrying charges due to customers were offset primarily by a decrease in interest rates on variable rate notes and short-term borrowings.  The issuance of $30 million medium-term notes in November 2008 to finance capital improvements, and the redemption of $20 million medium-term notes in January 2009 resulted in a net increase in debt outstanding during the first three and six months ended June 30, 2009, as compared to the same periods in 2008.  Lower working capital requirements as a result of decreasing energy prices at the end of 2008 and through the first half of 2009 allowed Central Hudson to absorb the redemption of the long-term debt at its maturity in January 2009 without refinancing, as well as repay short-term borrowings; reducing its interest expense.  The increase in carrying charges due to customers was primarily related to an increase in the underlying reserve balance for other post-retirement benefits.

Income Taxes

Income taxes for Central Hudson decreased $1.7 million and $1.1 million for the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to a decrease in pre-tax book income.

CH ENERGY GROUP

In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended June 30, 2009 Over/(Under) same period in 2008		Six Months Ended June 30, 2009 Over/(Under) same period in 2008
	Amount	Percent	Amount	Percent
Operating Revenues	$(113,422)	(36)%	$(144,740)	(20)%

Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	(112,174)	(50)%	(157,657)	(31)%
Depreciation and amortization	573	6%	1,276	7%
Other operating expenses	2,307	3%	6,914	5%
Total Operating Expenses	(109,294)	(36)%	(149,467)	(22)%
Operating Income	(4,128)	(52)%	4,727	11%
Other Income, net	(754)	(58)%	(3,399)	(104)%
Interest Charges	59	1%	(30)	-%
(Loss) income before income taxes, non-controlling interest and preferred dividends of subsidiaries	(4,941)	(173)%	1,358	4%
Income Taxes	(1,680)	(173)%	916	7%
Net (loss) Income	(3,261)	(173)%	442	2%
Net loss attributable to non-controlling interest	(134)	(61)%	(251)	(46)%
Net (loss) income attributable to CH Energy Group	$(3,127)	(187)%	$693	3%

GRIFFITH

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual Deliveries

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	% Change from same period in 2008	2009 Volumes as % of Total Volume	% Change from same period in 2008	2009 Volumes as % of Total Volume
Heating Oil
Base company volume(1)	(11)%	34%	2%	58%
Acquisitions volume(2)	-%	1%	1%	3%
Total Heating Oil	(11)%	35%	3%	61%

Motor Fuels
Base company volume	(20)%	63%	(19)%	37%
Acquisitions volume	-%	-%	-%	-%
Total Motor Fuels	(20)%	63%	(19)%	37%

Propane and Other
Base company volume	9%	2%	14%	2%
Acquisitions volume	-%	-%	-%	-%
Total Propane and Other	9%	2%	14%	2%

Total
Base company volume	(17)%	99%	(7)%	97%
Acquisitions volume	-%	1%	1%	3%
Total	(17)%	100%	(6)%	100%

(1)	For the purposes of this chart, “Base company” means Griffith as constituted at January 1, 2008 (i.e., without any impact from acquisitions made by Griffith in 2008).
(2)	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008.

Weather Normalized Deliveries

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	% Change from same period in 2008	2009 Volumes as % of Total Volume	% Change from same period in 2008	2009 Volumes as % of Total Volume
Heating Oil
Base company volume(1)	(17)%	34%	(11)%	56%
Acquisitions volume(2)	(1)%	1%	1%	3%
Total Heating Oil	(18)%	35%	(10)%	59%

Motor Fuels
Base company volume	(20)%	63%	(19)%	39%
Acquisitions volume	-%	-%	-%	-%
Total Motor Fuels	(20)%	63%	(19)%	39%

Propane and Other
Base company volume	1%	2%	-%	2%
Acquisitions volume	-%	-%	-%	-%
Total Propane and Other	1%	2%	-%	2%

Total
Base company volume	(19)%	99%	(14)%	97%
Acquisitions volume	-%	1%	1%	3%
Total	(19)%	100%	(13)%	100%

(1)	For the purposes of this chart, "Base company" means Griffith as constituted at January 1, 2008 (i.e. without any impact from acquisitions made by Griffith in 2008).
(2)	For the purposes of this chart, "Acquisitions" represent the incremental effect of acquisitions made by Griffith in 2008.
Note:
Due to a warming trend in actual weather over the past 30 years, Griffith has developed a trend normal weather value.  This trend analysis has resulted in approximately 670 and 150 less heating degree days as compared to a standard 30-year average for Griffith's customers in the Northeast and Mid-Atlantic regions, respectively.  The above chart of weather normalized deliveries was determined using Griffith's trend normal weather value.

Sales of petroleum products decreased 17% and 6% in the three and six months ended June 30, 2009 compared to the same periods in 2008.  The decrease was due primarily to a significant decrease in the sale of motor fuels related to the downturn in the economy and continued reduced consumption per residential heating oil customer.  This decrease was partially offset by an increase in the sale of heating oil due to colder weather in 2009 compared to 2008.  This increase was due to weather that was 13% and 16% colder in the second quarter and first six months of 2009 in comparison to 2008 as measured by heating degree days.  Degree-day variation is adjusted for the delay between the time the actual weather occurs, and the time of product delivery.

Revenues

Change in Griffith Revenues
(In Thousands)

	Three Months Ended June 30, 2009 Increase / (Decrease) from same period in 2008	Six Months Ended June 30, 2009 Increase / (Decrease) from same period in 2008
Heating Oil
Base company(1)	$(17,655)	$(48,309)
Acquisitions(2)	(744)	(431)
Total Heating Oil	$(18,399)	$(48,740)
Motor Fuels
Base company	$(43,327)	$(70,997)
Acquisitions	(79)	(74)
Total Motor Fuels	$(43,406)	$(71,071)
Service Revenues
Base company	$(71)	$202
Acquisitions	170	694
Total Service Revenues	$99	$896
Other
Propane	$(250)	$(275)
Weather-hedging contracts	-	(230)
Other	37	310
Total Other	$(213)	$(195)

Total Revenues	$(61,919)	$(119,110)

(1)	For the purposes of this chart, “Base company” means Griffith as constituted at January 1, 2008 (i.e., without any impact from acquisitions made by Griffith in 2008).
(2)	For the purposes of this chart, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2008.

Revenues, net of the effect of weather hedging contracts, decreased in the three and six months ended June 30, 2009 compared to the same periods in 2008, due primarily to a decrease in the selling price of fuel and a decline in sales volume.

Operating Expenses

For the three months ended June 30, 2009, operating expenses decreased $62.8 million, or 50%, from $124.6 million in 2008 to $61.8 million in 2009.  The cost of petroleum products decreased $61.4 million, or 60%, due to lower wholesale market prices and reduced sales volumes.

Other operating expenses decreased $1.4 million for the three months ended June 30, 2009 due primarily to reduced operating expenses associated with reduced sales volumes.

For the six months ended June 30, 2009, operating expenses decreased $126.7 million, or 42%, from $300.1 million in 2008 to $173.4 million in 2009.  The cost of petroleum products decreased $126 million, or 50%, due primarily to lower wholesale market prices and reduced sales volumes.

Other operating expenses decreased $0.7 million for the six months ended June 30, 2009 due primarily to reduced operating expenses associated with reduced sales volumes.

OTHER BUSINESSES AND INVESTMENTS

Revenues and Operating Expenses

The operating results of Lyonsdale are consolidated in the Consolidated Financial Statements of CH Energy Group.  Results for the three months ended June 30, 2009 compared to the same period in 2008 reflect a decrease in operating revenues of $1.0 million and decreased total operating expenses of $0.5 million with a net decrease in CH Energy Group’s net income of $0.4 million.  This is primarily due to an outage in the second quarter of 2009 for equipment repairs. Results for the six months ended June 30, 2009 compared to the same period in 2008 reflect a decrease in operating revenues of $2.0 million and decreased total operating expenses of $1.0 million with a net decrease in CH Energy Group’s net income of $0.7 million.  This decrease is primarily attributable to a reserve in the amount of $1.3 million recorded in the first quarter of 2009 for the full amount of an outstanding loan balance to Buckeye Biopower, LLC.  This decrease was partially offset by tax benefits of CHEC’s other investments in partnerships.

Other Income

Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $0.4 million and $1.2 million for the three and six months ended June 30, 2009, when compared to the same periods in 2008.  This decrease for the three months ended June 30, 2009 is primarily due to interest expense on the private placement of debt at the holding company in the second quarter of 2009.  The results for the six months ended June 30, 2009 also include the reserve of $1.3 million recorded in the first quarter of 2009 for the full amount of an outstanding loan to Buckeye Biopower, LLC.

Income Taxes

Income taxes for CH Energy Group decreased $1.7 million for the three months ended June 30, 2009 when compared to the same period in 2008 due primarily to a decrease in pre-tax book income.

Income taxes for CH Energy Group increased $0.9 million for the six months ended June 30, 2009 when compared to the same period in 2008 due primarily to an increase in pre-tax book income.

COMMON STOCK DIVIDENDS

CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of June 30, 2009, Central Hudson would be able to pay a maximum of $27.0 million in dividends to CH Energy Group without violating the restriction by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  Central Hudson’s current senior unsecured debt rating/outlook is A/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and A2/negative by Moody’s Investors Service (“Moody’s”).4  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group's dividend payments.  On May 21, 2009, the Board of Directors of CH Energy Group declared a quarterly dividend of $ 0.54 per share, payable August 3, 2009, to shareholders of record as of July 10, 2009.

_______________________________
4 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

OTHER MATTERS

CHANGES IN ACCOUNTING STANDARDS

See Note 1 – “Summary of Significant Accounting Policies” and Note 3 – “New Accounting Standards and Other FASB Projects” for discussion of relevant changes, which discussion is incorporated by reference herein.

CLIMATE

While there is growing consensus that some form of global climate change program will be adopted at the federal level, it is too early to determine what impact such program will have on CH Energy Group.  It should be noted, however, that the Company's calculated CO2 emission levels are relatively small, primarily because the Company does not generate electricity in significant quantities.  Therefore, federally mandated greenhouse gas reductions or limits on CO2 emissions are not expected to have a material impact on the Company’s financial position or results of operations.  However, the Company can make no prediction as to the outcome of this matter.

FORWARD-LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-Q and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act.  Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions.  Forward-looking statements including, without limitation, those relating to CH Energy Group’s and Central Hudson’s future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements.  Those factors include, but are not limited to: deviations from normal seasonal weather and storm activity; fuel prices; plant capacity factors; energy supply and demand; potential future acquisitions; legislative, regulatory, and competitive developments; interest rates; access to capital; market risks; corn and ethanol prices; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism.  CH Energy Group and Central Hudson undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk.  2009 has continued to be a challenging time in the financial markets with volatility of commodity prices and interest rates.  The practices employed by CH Energy Group and Central Hudson to mitigate these risks discussed in the Corporations’ 10-K Annual Report continue to operate effectively.  For related discussion on this activity, see, in the Financial Statements of the Corporations’ 10-K Annual Report, Note 14 – “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity,” and Note 9 – Capitalization - Long-Term Debt and Item 7A – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Financing Program” of this Quarterly Report on Form 10-Q.

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

For information about developments regarding certain legal proceedings, see Item 3 (“Legal Proceedings”) of the Corporations’ 10-K Annual Report, and Note 12 – “Commitments and Contingencies” of that 10-K and/or Note 12 – “Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

CENTRAL HUDSON:
Former Manufactured Gas Plant Facilities
Little Britain Road
Newburgh Consolidated Iron Works
Asbestos Litigation

ITEM 1A -	RISK FACTORS

For a discussion identifying risk factors that could cause actual results to differ materially from those anticipated, see the discussion under “Item 1A – Risk Factors” of the Corporations’ 10-K Annual Report.

The Profitability of CHEC’s Investments in Ethanol Projects May Be Adversely Impacted by Commodity Price Changes or the Lack of Capital Available to Project Developers to Complete New Projects

Description and Sources of Risk:  CHEC’s management believes that increases in wholesale corn prices and/or natural gas prices and/or decreases in ethanol prices and/or distillers grains are caused by a variety of factors, including, but not limited to the following:

•
Actions by the federal government that reduce the demand for, or increase the supply of, ethanol.  Such actions could include, but are not limited to, a reduction in the required level of ethanol blending or weak enforcement of existing requirements, decreases in tax credits to refiners and/or reductions in tariffs on imported ethanol.

•
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

•	Volatility in domestic and/or foreign markets.

Potential Impacts: Prolonged periods of high corn and/or natural gas prices and/or depressed ethanol and/or distillers grain prices could result in reduced net margins and have a material adverse impact on the earnings of Cornhusker Holdings that could, in turn, lead to an impairment of CHEC’s investment in the company.

Additionally, the adverse conditions described above could reduce cash flows of Cornhusker Holdings which, in turn, could lead to loan defaults.  CHEC holds subordinated notes totaling $10.2 million, including interest, and has an equity investment of $2.3 million in Cornhusker as of June 30, 2009.  During the three months ended June 30, 2009, CHEC accrued $0.4 million of interest income associated with these notes.  CHEC held subordinated notes totaling $9.5 million, including interest, and had an equity investment of $3.0 million in Cornhusker as of December 31, 2008.

CHEC also has an outstanding loan to Buckeye Biopower, LLC in the amount of $1.2 million for the development of a 110 million gallon per year corn ethanol plant.  During the first quarter of 2009, a reserve was established for the full outstanding loan balance.   If the circumstances do not change sufficiently to allow for repayment, this could adversely impact CHEC’s level of investments and its ability to ultimately collect the $1.2 million of cash that is due under the terms of the loan agreement.  CHEC’s Management has notified the developers that the loan is past due and on July 10, 2009, a demand for full payment letter was sent to Buckeye Biopower, LLC.

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of CH Energy Group was held on April 28, 2009.  As of the record date, March 2, 2009, there were 15,785,199 shares of Common Stock of CH Energy Group that were eligible to be voted at the meeting.  At the meeting, 14,270,051 shares of Common Stock of CH Energy Group were represented in person or by proxy, constituting 90.4% of the votes entitled to be cast.  Shareholders voted on the following three matters:

•	The election of three nominees proposed by the Board of Directors as Class III Directors with terms expiring at the Annual Meeting of Shareholders to be held in 2012.

•	A proposal to amend the Corporation’s Restated Certificate of Incorporation to provide for the annual election of all directors on the Board of Directors.

•	A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent public accounting firm for 2009.

With respect to the election of Directors, no other nominees were proposed and the following three Board-proposed nominees were elected as Directors:

Name of Director	Shares For	Shares Withheld
Manuel J. Iraola	13,818,766	451,283
E. Michel Kruse	13,812,476	457,573
Ernest R. Verebelyi	13,777,754	492,295

The other Directors of CH Energy Group are Steven V. Lant, Margarita K. Dilley, Steven M. Fetter, Stanley J. Grubel, Edward T. Tokar, and Jeffrey D. Tranen.

Two other proposals were voted upon at the Annual Meeting of Shareholders.  With respect to the proposal to provide for the annual election of all directors, 13,871,253 votes were cast in favor of the proposal, 236,448 votes were cast against said proposal and holders of 162,347 votes abstained.  With respect to the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent public accounting firm for 2009, 13,985,186 votes were cast in favor of the proposal, 136,087 votes were cast against said proposal and holders of 148,778 votes abstained.

Following the Annual Meeting of Shareholders, the Board of Directors, at its May 21, 2009 meeting, increased the size of the Board from eight to nine Directors and appointed Edward T. Tokar to the Board to serve as a Class I Director for a term expiring at the Annual Meeting of Shareholders to be held in 2010.

ITEM 6 -	EXHIBITS

Incorporated herein by reference to the Exhibit Index for this Quarterly Report on Form 10-Q, which is located immediately after the signature pages to this report.

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
Kimberly J. Wright
Controller

Dated: August 4, 2009

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Regulation S-K Item 601 Designation	Exhibit Description

10 (iii)(1)	Amended and Restated CH Energy Group, Inc. Short – Term Incentive Plan. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed May 27, 2009; Exhibit 10.1).

12	Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1	Section 1350 Certification by Mr. Lant.

32.2	Section 1350 Certification by Mr. Capone.